Form 10-Q
period 2009-03-31
Willbros Group, Inc.\NEW\
filed 2009-05-07
CIK 1449732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________________  to  ________

Commission file number 1-11953

Willbros Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-0160660
(Jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

4400 Post Oak Parkway
Suite 1000
Houston, TX  77027
Telephone No.: 713-403-8000
 (Address, including zip code, and telephone number, including area code, of principal executive offices of registrant)

NOT APPLICABLE

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

The number of shares of the registrant’s Common Stock, $.05 par value, outstanding as of April 30, 2009 was 39,474,032.

WILLBROS GROUP, INC.
FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2009

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$255,562	$207,864
Accounts receivable, net	171,810	189,968
Contract cost and recognized income not yet billed	48,568	64,499
Prepaid expenses	17,946	13,427
Parts and supplies inventories	3,902	3,367
Assets of discontinued operations	390	2,686
Total current assets	498,178	481,811

Property, plant and equipment, net	144,482	149,988
Goodwill	80,171	80,365
Other intangible assets	37,198	39,786
Deferred tax assets	28,403	30,104
Other assets	4,989	5,182
Total assets	$793,421	$787,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$9,517	$9,688
Notes payable and current portion of long-term debt	13	1,090
Current portion of government obligations	6,575	6,575
Accounts payable and accrued liabilities	136,100	155,305
Contract billings in excess of cost and recognized income	35,853	18,289
Accrued income taxes	2,831	5,089
Liabilities of discontinued operations	125	609
Total current liabilities	191,014	196,645

Capital lease obligations	22,921	25,186
Long-term debt	85,272	84,550
Long-term portion of government obligations	13,150	13,150
Long-term liability for unrecognized tax benefits	6,297	6,232
Deferred tax liabilities	16,067	17,446
Total liabilities	334,721	343,209
Contingencies and commitments (Note 11)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000
shares authorized, none issued	-	-
Common stock, par value $.05 per share, 70,000,000 shares
authorized; 39,972,392 shares issued at March 31, 2009
(39,574,220 at December 31, 2008)	1,999	1,978
Additional Paid-in Capital	597,609	595,640
Accumulated deficit	(127,230)	(142,719)
Treasury stock at cost, 407,206 shares at March 31, 2009
(387,719 at December 31, 2008)	(8,186)	(8,015)
Accumulated other comprehensive income	(6,422)	(4,436)
Total Willbros Group, Inc. stockholders’ equity	457,770	442,448
Noncontrolling interest	930	1,579
Total stockholders’ equity	458,700	444,027
Total liabilities and equity	$793,421	$787,236

All periods presented have been restated to reflect the adoption of SFAS No. 160 and FSP No. APB 14-1.
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Contract revenue	$463,926	$491,634

Operating expenses:
Contract	407,786	425,307
Amortization of intangibles	2,588	2,656
General and administrative	27,457	28,367
	437,831	456,330
Operating income	26,095	35,304

Other income (expense):
Interest income	599	1,006
Interest expense	(2,703)	(3,388)
Other, net	325	(427)
	(1,779)	(2,809)
Income from continuing operations before income taxes	24,316	32,495

Provision for income taxes	8,240	13,817
Income from continuing operations	16,076	18,678
Income from discontinued operations net of provision for income taxes	160	2,559
Income from continuing and discontinued operations	16,236	21,237
Less: Income attributable to noncontrolling interest	(747)	(457)
Net income attributable to Willbros Group, Inc.	$15,489	$20,780

Basic income per share attributable to Company shareholders:
Income from continuing operations	$0.40	$0.48
Income from discontinued operations	-	0.07
Net income	$0.40	$0.55

Diluted income per share attributable to Company shareholders:
Income from continuing operations	$0.39	$0.46
Income from discontinued operations	-	0.06
Net income	$0.39	$0.52

Weighted average number of common shares outstanding:
Basic	38,563,937	38,017,280
Diluted	43,552,113	43,915,654

All periods presented have been restated to reflect the adoption of SFAS No. 160 and FSP No. APB 14-1.
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Capital in	Retained		Accumulated Other Comprehen-	Total Stockholders’ Equity	Non-	Total Stock-
	Shares Value	Par	Excess of Par Value	Earnings (Deficit)	Treasury Stock	sive Income (Loss)	Willbros Group, Inc.	controlling Interest	-holder’s Equity(1)

Balance, December 31, 2008	39,574,220	$1,978	$579,577	$(129,449)	$(8,015)	$(4,436)	$439,655	$-	$439,655
Cumulative effect of adoption of FSP No. APB 14-1 and SFAS No. 160	-	-	16,063	(13,270)	-	-	2,793	1,579	4,372
Balance, January 1, 2009, as adjusted (1)	39,574,220	1,978	595,640	(142,719)	(8,015)	(4,436)	442,448	1,579	444,027

Net income	-	-	-	15,489	-	-	15,489	747	16,236
Foreign currency translation adjustment	-	-	-	-	-	(1,986)	(1,986)	-	(1,986)
Total comprehensive income (loss)	-	-	-	-	-	-	13,503	-	14,250

Dividend distribution to noncontrolling interest	-	-	-	-	-	-	-	(1,030)	(1,030)
Dividend declared to noncontrolling interest	-	-	-	-	-	-	-	(366)	(366)
Deferred compensation (excluding tax benefit)	-	-	3,675	-	-	-	3,675	-	3,675
Deferred compensation tax benefit	-	-	(1,685)	-	-	-	(1,685)	-	(1,685)
Restricted stock grants	373,570	20	(20)	-	-	-	-	-	-
Vesting of restricted stock rights	24,602	1	(1)	-	-	-	-	-	-
Additions to treasury stock, vesting and forfeitures of restricted stock	-	-	-	-	(171)	-	(171)	-	(171)
Balance, March 31, 2009	39,972,392	$1,999	$597,609	$(127,230)	$(8,186)	$(6,422)	$457,770	$930	$458,700

(1) Total stockholders’ equity as of January 1, 2009 has been restated to reflect all applicable prior periods for the adoption of FSP No. APB 14-1 and SFAS No. 160.

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months
	Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss) attributable to Willbros	$15,489	$20,780
Income (loss) attributable to noncontrolling interest	747	457
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
(Income) loss from discontinued operations	(160)	(2,559)
Depreciation and amortization	11,229	10,704
Amortization of debt issue costs	1,943	417
Amortization of deferred compensation, net	3,675	2,433
Loss (gain) on sales of property, plant and equipment	(26)	(23)
Provision for bad debts	709	266
Deferred income tax provision	(1,124)	478
Non-cash interest expense (FSP No. APB 14-1)	722	721
Deferred compensation tax benefit	1,685	-
Other	-	67
Changes in operating assets and liabilities:
Accounts receivable, net	16,588	(13,425)
Contract cost and recognized income not yet billed	15,496	(37,840)
Prepaid expenses	(4,616)	(584)
Parts and supplies inventories	(557)	(65)
Other assets	(1,603)	(318)
Accounts payable and accrued liabilities	(18,509)	46,966
Accrued income taxes	(2,257)	4,262
Contract billings in excess of cost and recognized income	17,564	2,543
Long-term liabilities for unrecognized tax benefit	108	101
Cash provided by operating activities of continuing operations	57,103	35,381
Cash provided by (used in) operating activities of
discontinued operations	1,201	(263)
Cash provided by operating activities	58,304	35,118
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	45	36
Rebates from purchases of property, plant and equipment	-	916
Purchases of property, plant and equipment	(3,185)	(3,556)
Acquisition of subsidiaries	-	19
Cash provided by (used in) investing activities of continuing operations	(3,140)	(2,585)
Cash used in investing activities of discontinued operations	-	-
Cash provided by (used in) investing activities	(3,140)	(2,585)
Cash flows from financing activities:
Payments on capital leases	(2,363)	(3,624)
Repayment of notes payable	(1,062)	(2,725)
Acquisition of treasury stock	(171)	(1,118)
Proceeds from exercise of stock options	-	333
Additional costs of public offering of common stock	-	(251)
Costs of debt issues	(150)	(49)
Deferred compensation tax benefit	(1,685)	-
Dividend distribution to noncontrolling interest	(1,030)	(999)
Dividend declared to noncontrolling interest	(366)	-
Cash used in financing activities of continuing operations	(6,827)	(8,433)
Cash provided by financing activities of discontinued operations	-	-
Cash used in financing activities	(6,827)	(8,433)
Effect of exchange rate changes on cash and cash equivalents	(639)	(1,377)
Cash provided by all activities	47,698	22,723
Cash and cash equivalents, beginning of period	207,864	92,886
Cash and cash equivalents, end of period	$255,562	$115,609

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months
	Ended March 31,
	2009	2008

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,506	$2,196
Cash paid for income taxes (including discontinued operations)	$11,486	$8,893

Supplemental non-cash investing and financing transactions:
Equipment and property obtained by capital leases	$-	$17,874
Prepaid insurance obtained by note payable	$-	$12,754
Common stock issued for conversion of 2.75% convertible senior notes	$-	$8,643

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

1.	The Company and Basis of Presentation

Willbros Group, Inc., a Delaware corporation, and all of its majority-owned subsidiaries (the “Company,” “Willbros” or “WGI”) is an independent international contractor serving the oil, gas and power industries; government entities; and the refinery and petrochemical industries. The Company’s principal markets for continuing operations are the United States, Canada, and Oman. The Company obtains its work through competitive bidding and through negotiations with prospective clients. Contract values range from several thousand dollars to several hundred million dollars and contract durations range from a few weeks to more than two years.

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2008, which has been derived from audited consolidated financial statements, and the unaudited interim Condensed Consolidated Financial Statements as of March 31, 2009, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, the Company believes the presentations and disclosures herein are adequate to make the information not misleading. Certain prior period amounts have been reclassified to be consistent with current presentation. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s December 31, 2008 audited Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of management, the unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary to present fairly the financial position as of March 31, 2009, the results of operations and cash flows of the Company for all interim periods presented, and stockholders’ equity for the three months ended March 31, 2009. The results of operations and cash flows for the three months ended March 31, 2009 are not necessarily indicative of the operating results and cash flows to be achieved for the full year.

The Condensed Consolidated Financial Statements include certain estimates and assumptions by management. These estimates and assumptions relate to the reported amounts of assets and liabilities at the dates of the Condensed Consolidated Financial Statements and the reported amounts of revenue and expense during the periods. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment, goodwill and parts and supplies inventories; quantification of amounts recorded for contingencies, tax accruals and certain other accrued liabilities; valuation allowances for accounts receivable and deferred income tax assets; and revenue recognition under the percentage-of-completion method of accounting, including estimates of progress toward completion and estimates of gross profit or loss accrual on contracts in progress. The Company bases its estimates on historical experience and other assumptions that it believes relevant under the circumstances. Actual results could differ from those estimates.

As discussed in Note 12 – Discontinuance of Operations, Asset Disposals, and Transition Services Agreement, the Company has disposed of certain assets and operations that are together classified as discontinued operations (collectively the “Discontinued Operations”). Accordingly, these Condensed Consolidated Financial Statements reflect these operations as discontinued operations in all periods presented. The disclosures in the Notes to the Condensed Consolidated Financial Statements relate to continuing operations except as otherwise indicated.

As of March 31, 2009 and December 31, 2008, the Company had $1,000 of cash and cash equivalents committed to specific project uses.

For interim financial reporting, the Company records the tax provision based on its estimate of the effective tax rate for the year. The Company has projected its annual estimated effective income tax rate to be 35 percent for 2009.

2.	New Accounting Pronouncements

FSP No. APB 14-1

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP No. APB 14-1”). This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by APB Opinion No. 14. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. On January 1, 2009, the Company adopted FSP No. APB 14-1. Upon adopting the provisions of the FSP, the Company retroactively applied its provisions and restated our condensed consolidated financial statements for prior periods. See Note 6 - Long-term Debt for more information on the application of FSP No. APB 14-1.

SFAS No. 160

In December 2007, the FASB released Statements of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No 160”). SFAS No. 160 is

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

2.	New Accounting Pronouncements (continued)

effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interests of noncontrolling owners and the interest of the parent. The majority of the Company’s noncontrolling interest relates to its operations in Oman. As of December 31, 2008, noncontrolling interest was included in accounts payable and accrued liabilities. Upon adoption on January 1, 2009, the presentation and disclosure requirements of SFAS No. 160 were applied retrospectively for all periods presented in which the noncontrolling interest was reclassified to equity and consolidated net income was adjusted to include net income attributed to the noncontrolling interest.

The following table sets forth the effect of the retrospective application of FSP No. APB 14-1 and SFAS No. 160 on previously reported line items.

Consolidated Statement of Operations:
(in thousands)
	March 31, 2008
	Originally Reported	As Adjusted

Interest expense	$(2,535)	$(3,388)

Income (loss) from continuing and discontinued operations	21,664	21,237
Income attributable to noncontrolling interest	-	(457)
Net income attributable to Company	21,664	20,780

Basic income per share	$0.57	-
Basic income per share to Company shareholders	-	$0.55

Diluted income per share	$0.52	-
Diluted income per share to Company shareholders	-	$0.52

Consolidated Balance Sheets:
(in thousands)	December 31, 2008	January 1, 2009
	Originally Reported	As Adjusted

Other Assets	$6,191	$5,182
2.75% convertible senior notes	59,357	53,652
6.5% senior convertible notes	32,050	30,898
Deferred tax liability	14,703	17,446
Additional paid-in capital	579,577	595,640
Retained earnings (accumulated deficit)	(129,449)	(142,719)

FSP No. FAS 142-3

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other U.S. generally accepted accounting principles. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s condensed consolidated financial statements.

FSP No. FAS No. 157-1

In February 2008, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard 157-1, “Application

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

2.	New Accounting Pronouncements (continued)

of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which removes certain leasing transactions from the scope of SFAS No. 157, and FSP Financial Accounting Standard 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Beginning January 1, 2009, the Company adopted the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination. The Company’s adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.

SFAS No. 141-R and FSP No. SFAS 141(R)-1

In December 2007, the FASB released Statements of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which are business combinations in the year ending December 31, 2009 for the Company. Early adoption is prohibited. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest and the goodwill acquired. Additionally, transaction costs that are currently capitalized under current accounting guidance will be required to be expensed as incurred under SFAS No. 141(R). SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.

In April 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (“FSP No. SFAS 141(R)-1”). FSP FAS No. 141-1(R)-1 applies to all assets acquired and all liabilities assumed in a business combination that arise from contingencies. The FSP FAS states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date if the following criteria, consistent with FAS No. 5, “Accounting for Contingencies,” are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. This FSP is effective for all business acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the provisions of SFAS No. 141(R) and FSP No. SFAS 141(R)-1 for business combinations with an acquisition date on or after January 1, 2009.

FSP No. 157-4

In April 2009, the FASB issued FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP No. 157-4) which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. The Company’s adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

FSP No. SFAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require publicly-traded companies, as defined in APB Opinion No. 28, “Interim Financial Reporting,” to provide disclosures on the fair value of financial instruments in interim financial statements. FSP No. SFAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. The Company’s adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

FSP No. FAS 115-2

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. FAS 115-2”), which provides new guidance on the recognition of other-than-temporary impairments of investments in debt securities and provides new presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities. FSP No. FAS 115-2 is effective for the quarter ending June 30, 2009. The Company is currently evaluating the requirements of this pronouncement and has not determined the impact, if any, that adoption will have on the consolidated financial statements.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

3.	Contracts in Progress

Contract cost and recognized income not yet billed on uncompleted contracts arise when revenues have been recorded but the amounts cannot be billed under the terms of the contracts. Contract billings in excess of cost and recognized income arise when billed amounts exceed revenues recorded. Amounts are billable to customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract. Also included in contract cost and recognized income not yet billed on uncompleted contracts are amounts the Company seeks to collect from customers for change orders approved in scope but not for price associated with that scope change (unapproved change orders). Revenue for these amounts is recorded equal to cost incurred when realization of price approval is probable and the estimated amount is equal to or greater than the Company’s cost related to the unapproved change order. Unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded unapproved change orders may be made in the near-term. If the Company does not successfully resolve these matters a reduction in revenues may be required to amounts that have been previously recorded.

Contract cost and recognized income not yet billed and related amounts billed as of March 31, 2009 and December 31, 2008 was as follows:

	March 31,	December 31,
	2009	2008
Cost incurred on contracts in progress	$1,541,590	$1,576,037
Recognized income	190,256	180,830
	1,731,846	1,756,867
Progress billings and advance payments	(1,719,131)	(1,710,657)
	$12,715	$46,210

Contract cost and recognized income not yet billed	$48,568	$64,499
Contract billings in excess of cost and recognized income	(35,853)	(18,289)
	$12,715	$46,210

Contract cost and recognized income not yet billed includes $512 and $218 at March 31, 2009, and December 31, 2008, respectively, on completed contracts.

4.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2009, by business segment, are detailed below:

	Upstream Oil & Gas	Downstream Oil & Gas	Consolidated
Balance as of December 31, 2008	$11,142	$69,223	$80,365
Translation adjustments and other	(194)	-	(194)
Balance as of March 31, 2009	$10,948	$69,223	$80,171

The Company’s intangible assets as of March 31, 2009 were as follows:

	Customer Relationships	Backlog	Total
Balance as of December 31, 2008	$36,869	$2,917	$39,786
Amortization	(838)	(1,750)	(2,588)
Balance as of March 31, 2009	$36,031	$1,167	$37,198
Weighted Average Remaining Amortization Period	10.8 yrs	0.2 yrs

Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 0.2 to 10.8 years.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

4.	Goodwill and Other Intangible Assets (continued)

Amortization expense included in net income for the three months ended March 31, 2009 was $2,588. Estimated amortization expense for the remainder of 2009 and each of the subsequent five years and thereafter is as follows:

Fiscal year:
2009	$3,680
2010	3,352
2011	3,352
2012	3,352
2013	3,352
2014	3,352
Thereafter	16,758
Total amortization	$37,198

5.	Government Obligations

Government obligations represent amounts due to government entities, specifically the United States Department of Justice (“DOJ”) and the SEC, in settlement of the investigations involving violations of the Foreign Corrupt Practices Act (the “FCPA”) and violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. These investigations stem primarily from the Company’s former operations in Bolivia, Ecuador and Nigeria. In May 2008, the Company reached final agreements with the DOJ and the SEC to settle their investigations. As previously disclosed, the agreements provided for an aggregate payment of $32,300. The Company will pay $22,000 in fines to the DOJ related to the FCPA violations, consisting of $10,000 paid on signing and $4,000 annually for three years thereafter, with no interest due on unpaid amounts. The Company will pay $10,300 to the SEC, consisting of $8,900 of profit disgorgement and $1,400 of pre-judgment interest, payable in four equal installments of $2,575 with the first installment paid on signing and annually for three years thereafter. Post-judgment interest will be payable on the outstanding $7,725.

During the twelve months ended December 31, 2008, $12,575 of the aggregate obligation was satisfied, which consisted of the initial $10,000 payment to the DOJ and the first installment of $2,575 to the SEC, inclusive of all pre-judgment interest.

The remaining aggregate obligation of $19,725 has been classified on the Consolidated Balance Sheets as $6,575 in “Current portion of government obligations” and $13,150 in “Long-term portion of government obligations.” This division is based on payment terms that provide for three remaining equal installments of $2,575 and $4,000 to the SEC and DOJ, respectively. On May 27, 2009 and May 25, 2009, the Company will make its second installment payments in the amounts of $2,575, plus post-judgment interest, and $4,000 to the SEC and DOJ, respectively.

6.	Long-term Debt

Long-term debt as of March 31, 2009 and December 31, 2008 was as follows:

	March 31, 2009	December 31, 2008

Capital lease obligations	$32,438	$34,874
2.75% convertible senior notes, net	54,240	53,652
6.5% senior convertible notes, net	31,032	30,898
Other obligations	13	27
2007 Credit Facility	-	-
Total long-term debt	117,723	119,451
Less: current portion	(9,530)	(9,715)
Long-term debt, net	$108,193	$109,736

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

6.	Long-term Debt (continued)

2007 Credit Facility

On November 20, 2007, the Company entered into a credit agreement (the “Credit Agreement”), among Willbros United States Holdings, Inc. (“WUSH”), a subsidiary of the Company (formerly known as Willbros USA, Inc.), as borrower, the Company and certain of its subsidiaries as guarantors (collectively, the “Loan Parties”), and a group of lenders (the “Lenders”) led by Calyon New York Branch (“Calyon”). The Credit Agreement provides for a three-year senior secured $150,000 revolving credit facility due November 2010 (the “2007 Credit Facility”). The Company has the option, subject to obtaining commitments from one or more lenders and Calyon’s consent, to increase the size of the 2007 Credit Facility to $200,000 within the first two years of the closing date of the 2007 Credit Facility. The Company does not anticipate requesting this increase in 2009. The Company is able to utilize 100 percent of the 2007 Credit Facility to obtain performance letters of credit and 33.3 percent of the facility for cash advances for general corporate purposes and financial letters of credit. The 2007 Credit Facility is secured by substantially all of the assets of the Loan Parties, as well as a pledge of 100 percent of the equity interests of WUSH and each of the Company’s other material subsidiaries.

Fees payable under the 2007 Credit Facility include: (1) an excess facility fee at a rate per annum equal to 0.50 percent of the unused 2007 Credit Facility capacity, payable quarterly in arrears; (2) a commission on the face amount of all outstanding performance letters of credit equal to the applicable margin then in effect for performance letters of credit, payable quarterly in arrears; (3) a commission on the face amount of all outstanding financial letters of credit equal to the applicable LIBOR margin then in effect, payable quarterly in arrears; and (4) a letter of credit fee equal to 0.125 percent per annum of aggregate commitments. Interest on any cash borrowings is payable quarterly in arrears at a floating rate based on the base rate (as defined in the Credit Agreement) or, at the Company’s option, at a rate equal to the one-, two-, three-, or six-month Eurodollar rate (LIBOR) plus, in each case, an applicable margin as determined using a performance-based grid described in the Credit Agreement. The Credit Agreement includes customary affirmative and negative covenants, including: certain financial covenants described below; limitations on capital expenditures triggered by liquidity levels lower than $35,000; limitations on foreign cash investments, total indebtedness, and liens; restrictions on dividends and certain restricted payments; and limitations on certain asset sales and dispositions as well as certain acquisitions and asset purchases.

A default under the Credit Agreement may be triggered by events such as a failure to comply with financial covenants or other covenants under the Credit Agreement, a failure to make payments when due under the Credit Agreement, a failure to make payments when due in respect of or a failure to perform obligations relating to debt obligations in excess of $5,000, a change of control of the Company or certain insolvency proceedings. A default under the Credit Agreement would permit Calyon and the Lenders to restrict the Company’s ability to further access the 2007 Credit Facility for cash advances or letters of credit, require the immediate repayment of any outstanding cash advances with interest and require the cash collateralization of outstanding letter of credit obligations. Unamortized debt issue costs associated with the creation of the 2007 Credit Facility total $967 and $960 and are included in other assets at March 31, 2009 and December 31, 2008, respectively. These costs are being amortized to interest expense over the three-year term of the Credit Facility.

The 2007 Credit Facility also includes financial covenants relating to maintenance of the following:

•
A minimum net worth in an amount of not less than the sum of $355,586 plus 50 percent of consolidated net income earned in each fiscal quarter ended after December 31, 2007 plus adjustments for certain equity transactions;

•	A maximum leverage ratio of 2.00 to 1.00 for the fiscal quarter ending March 31, 2009 and for each fiscal quarter thereafter;

•	A minimum fixed charge coverage ratio of not less than 3.50 to 1.00 for the fiscal quarter ending March 31, 2009 and for each fiscal quarter thereafter;

•
If the Company’s liquidity during any fiscal quarter falls below $35,000, a maximum capital expenditure ratio of 1.50 to 1.00 (cost of assets added through purchase or capital lease) for such fiscal quarter and for each of the three quarters thereafter.

If any of these covenants were to be violated, it would be considered an event of default entitling the Lenders to terminate the remaining commitment, call all outstanding letters of credit, and accelerate payment of any principal and interest outstanding. At March 31, 2009, the Company was in compliance with all of these covenants.

As of March 31, 2009, there were no borrowings outstanding under the 2007 Credit Facility and there were $8,953 in outstanding letters of credit for projects in continuing operations.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

6.	Long-term Debt (continued)

6.5% Senior Convertible Notes

In the fourth quarter of 2005 the Company entered into a purchase agreement (the “6.5% Purchase Agreement”) pursuant to which it sold, between December 2005 and March 2006 $84,500 of aggregate principal amount of its 6.5% Senior Convertible Notes due 2012 (the “6.5% Notes”). The net proceeds of the offering were used to retire existing indebtedness and provide additional liquidity to support working capital needs.

The 6.5% Notes are governed by an indenture, dated December 23, 2005, by and among the Company, as issuer, WUSH, as guarantor and The Bank of New York Mellon, as Trustee (the “6.5% Indenture”), and were issued under the 6.5% Purchase Agreement by and among the Company and the initial purchasers of the 6.5% Notes (the “Purchasers”), in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 6.5% Notes are convertible into shares of the Company’s common stock.

Pursuant to the 6.5% Purchase Agreement, the Company and WUSH have agreed to indemnify the Purchasers, their affiliates and agents, against certain liabilities, including liabilities under the Securities Act. The 6.5% Notes currently outstanding are convertible into shares of the Company’s common stock at a conversion rate of 56.9606 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $17.56 per share resulting in 1,825,587 shares at March 31, 2009), subject to adjustment in certain circumstances. The 6.5% Notes are general senior unsecured obligations. Interest is due semi-annually on June 15 and December 15, and began on June 15, 2006.

The 6.5% Notes mature on December 15, 2012 unless the notes are repurchased or converted earlier. The Company does not have the right to redeem the 6.5% Notes. The holders of the 6.5% Notes have the right to require the Company to purchase the 6.5% Notes for cash, including unpaid interest, on December 15, 2010. The holders of the 6.5% Notes also have the right to require the Company to purchase the 6.5% Notes for cash upon the occurrence of a fundamental change, as defined in the 6.5% Indenture. In addition to the amounts described above, the Company will be required to pay a “make-whole premium” to the holders of the 6.5% Notes who elect to convert their notes into the Company’s common stock in connection with a fundamental change. The make-whole premium is payable in additional shares of common stock and is calculated based on a formula with the premium ranging from 0 percent to 28.0 percent depending on when the fundamental change occurs and the price of the Company’s stock at the time the fundamental change occurs.

Upon conversion of the 6.5% Notes, excluding the purchase features discussed above, the Company has the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and shares of its common stock. Under the 6.5% Indenture, the Company is required to notify holders of the 6.5% Notes of its method for settling the principal amount of the 6.5% Notes upon conversion. This notification, once provided, is irrevocable and legally binding upon the Company with regard to any conversion of the 6.5% Notes. On March 21, 2006, the Company notified holders of the 6.5% Notes of its election to satisfy its conversion obligation with respect to the principal amount of any 6.5% Notes surrendered for conversion by paying the holders of such surrendered 6.5% Notes 100 percent of the principal conversion obligation in the form of common stock of the Company. Until the 6.5% Notes are surrendered for conversion, the Company will not be required to notify holders of its method for settling the excess amount of the conversion obligation relating to the amount of the conversion value above the principal amount, if any. In the event of a default of $10,000 or more on any credit agreement, including the 2007 Credit Facility and the 2.75% Notes, a corresponding event of default would result under the 6.5% Notes.

A covenant in the indenture for the 6.5% Notes prohibits the Company from incurring any additional indebtedness if its consolidated leverage ratio exceeds 4.00 to 1.00. As of March 31, 2009, this covenant would not have precluded the Company from borrowing under the 2007 Credit Facility.

2.75% Convertible Senior Notes

In the first and second quarters of 2004 the Company completed an aggregate offering of $70,000 of 2.75% Convertible Senior Notes (the “2.75% Notes”). The 2.75% Notes are general senior unsecured obligations. Interest is paid semi-annually on March 15 and September 15 and payments began on September 15, 2004. The 2.75% Notes mature on March 15, 2024 unless the notes are repurchased, redeemed or converted earlier. The Company may redeem the 2.75% Notes for cash on or after March 15, 2011, at 100 percent of the principal amount of the notes plus accrued interest. The holders of the 2.75% Notes have the right to require the Company to purchase the 2.75% Notes, including unpaid interest, on March 15, 2011, 2014, and 2019, or upon a change of control related event. On March 15, 2011, or upon a change in control event, the Company must pay the purchase price in cash. On March 15, 2014 and 2019, the Company has the option of providing its common stock in lieu of cash or a combination of common stock and cash to fund purchases. The holders of the 2.75% Notes currently outstanding may, under certain circumstances, convert the notes into shares of the Company’s common stock at an initial conversion ratio of 51.3611 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $19.47 per share resulting in 3,048,641 shares at March 31, 2009 subject to adjustment in certain circumstances). The notes will

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

6.	Long-term Debt (continued)

be convertible only upon the occurrence of certain specified events including, but not limited to, if, at certain times, the closing sale price of the Company’s common stock exceeds 120 percent of the then current conversion price, or $23.36 per share, based on the initial conversion price. In the event of a default under any Company credit agreement other than the indenture covering the 2.75% Notes, (1) in which the Company fails to pay principal or interest on indebtedness with an aggregate principal balance of $10,000 or more; or (2) in which indebtedness with a principal balance of $10,000 or more is accelerated, an event of default would result under the 2.75% Notes.

The 2.75% Notes are governed by an indenture, dated March 12, 2004, between the Company, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee (the “2.75% Indenture”). The 2.75% Notes are convertible into shares of the Company’s stock. The 2.75% Notes and the underlying shares were registered for resale with the SEC.

On September 22, 2005 the Company amended the original Indenture, (“the Indenture Amendment”) to extend the initial date on or after which the 2.75% Notes may be redeemed by the Company to March 15, 2013 from March 15, 2011. In addition, a new provision was added to the 2.75% Indenture which requires the Company, in the event of a “fundamental change” which is a change of control event in which 10 percent or more of the consideration in the transaction consists of cash, to make a coupon make-whole payment equal to the present value (discounted at the U.S. treasury rate) of the lesser of (a) two years of scheduled payments of interest on the 2.75% Notes or (b) all scheduled interest on the 2.75% Notes from the date of the transaction through March 15, 2013.

FSP No. APB 14-1

As a result of the adoption of FSP No. APB 14-1, the Company is required to separately account for the debt and equity components of its 6.5% Notes and 2.75% Notes in a manner that reflects their nonconvertible debt borrowing rate at the time of issuance.

6.5% Notes
The debt and equity components recognized for the Company’s 6.5% Notes were as follows (in thousands):

	March 31, 2009	December 31, 2008

Principal amount of 6.5% Notes	$32,050	$32,050
Unamortized discount	1,018	1,152
Net carrying amount	31,032	30,898
Additional paid-in capital	3,131	3,131

At March 31, 2009, the unamortized discount for the Company’s 6.5% Notes had a remaining recognition period of approximately 21 months.

The amount of interest expense recognized and effective interest rate for the Company’s 6.5% Notes for the three months ended March 31 were as follows (in thousands):

	2009	2008

Contractual coupon interest	$521	$521
Amortization of discount	134	123
Interest expense	$655	$644

Effective interest rate	8.46%	8.46%

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

6.	Long-term Debt (continued)

2.75% Notes
The debt and equity components recognized for the Company’s 2.75% Notes were as follows (in thousands):

	March 31, 2009	December 31, 2008
Principal amount of 2.75% Notes	$59,357	$59,357
Unamortized discount	5,117	5,705
Net carrying amount	54,240	53,652
Additional paid-in capital	14,235	14,235

At March 31, 2009, the unamortized discount for the 2.75% Notes had a remaining recognition period of approximately 24 months.

The amount of interest expense recognized and effective interest rate for the Company’s 2.75% Notes for the three months ended March 31 were as follows (in thousands):

	2009	2008

Contractual coupon interest	$408	$448
Amortization of discount	588	598
Interest expense	$996	$1,046

Effective interest rate	7.40%	7.40%

7.	Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is based on the weighted average number of shares outstanding during each period and the assumed exercise of potentially dilutive stock options and warrants and vesting of restricted stock and restricted stock rights less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company’s stock for each of the periods presented. The Company’s convertible notes are included in the calculation of diluted income per share under the “if-converted” method. Additionally, diluted income per share for continuing operations is calculated excluding the after-tax interest expense associated with the convertible notes since these notes are treated as if converted into common stock.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

7.	Income (Loss) Per Share (continued)

Basic and diluted income (loss) from continuing operations per common share for the three months ended March 31, 2009 and 2008 are computed as follows:
	Three Months
	Ended March 31,
	2009	2008

Income from continuing operations	$16,076	$18,678
Less: Income attributable to noncontrolling interest	(747)	(457)
Net income from continuing operations attributable to Willbros Group, Inc. (numerator for basic calculation)	15,329	18,221
Add: Interest and debt issuance costs associated with convertible notes	1,616	2,058	(1)
Net income (loss) from continuing operations applicable to common shares (numerator
for diluted calculation)	$16,945	$20,279
Weighted average number of common
Weighted average number of common shares outstanding for basic
income per share	38,563,937	38,017,280

Weighted average number of potentially dilutive common shares outstanding	4,988,176	5,898,374

Weighted average number of common shares outstanding for diluted
income per share	43,552,113	43,915,654

Income per common share from continuing operations:
Basic	$0.40	$0.48
Diluted	$0.39	$0.46

(1) Interest expense for March 31, 2008 has been adjusted to reflect the additional expense due to adoption of FSP No. APB 14-1.

The Company excluded the securities listed below from the computation of diluted income per share, as the effect would be anti-dilutive:

	Three Months
	Ended March 31,
	2009	2008

Stock options	222,750	-
Warrants to purchase common stock	536,925	-
Restricted stock and restricted stock rights	-	-
	759,675	-

8.	Segment Information

The Company’s segments are strategic business units that are managed separately as each has different operational requirements and strategies. The operating segments the Company manages by and reports on are: Upstream Oil & Gas, Downstream Oil & Gas and Engineering. These segments operate primarily in the United States, Canada and Oman. Management evaluates the performance of each operating segment based on operating income. The Company’s corporate operations include the general, administrative and financing functions of the organization. The costs of these functions are allocated among the three operating segments. There were no material inter-segment revenues in the periods presented. To further maximize the November 2007 Integrated Service Company, LLC (“InServ”), acquisition and benefit from potential synergies, the Company reorganized their business units in January 2009, and changed the related affiliation of one business unit from Upstream Oil & Gas to Downstream Oil & Gas. Accordingly, the March 31, 2008 amounts for Upstream Oil & Gas and Downstream Oil & Gas have been adjusted for comparison purposes.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

8.	Segment Information (continued)

The following tables reflect the Company’s reconciliation of segment operating results to net income (loss) in the Condensed Consolidated Statement of Income for the three months ended March 31, 2009 and 2008:

For the three months ended March 31, 2009:

	Upstream Oil & Gas	Downstream Oil & Gas	Engineering	Consolidated

Revenue	$339,549	$100,423	$23,954	$463,926
Operating expenses	308,891	103,077	25,863	437,831
Operating income (loss)	$30,658	$(2,654)	$(1,909)	26,095
Other expense				(1,779)
Provision for income taxes				8,240
Income from continuing operations				16,076
Income from discontinued operations net of provision for income taxes				160
Income from continuing and discontinued operations				16,236
Less: Income attributable to noncontrolling interest				(747)
Net income attributable to Willbros Group, Inc.				$15,489

For the three months ended March 31, 2008:

	Upstream Oil & Gas	Downstream Oil & Gas	Engineering	Consolidated

Revenue	$325,291	$99,742	$66,601	$491,634
Operating expenses	302,446	96,048	57,836	456,330
Operating income	$22,845	$3,694	$8,765	35,304
Other expense				(2,809)
Provision for income taxes				13,817
Income from continuing operations				18,678
Income from discontinued operations net of provision for income taxes				2,559
Income from continuing and discontinued operations				21,237
Less: Income attributable to noncontrolling interest				(457)
Net income attributable to Willbros Group, Inc.				$20,780

Total assets by segment as of March 31, 2009 and December 31, 2008 are presented below:

	March 31, 2009	December 31, 2008

Upstream Oil & Gas	$246,450	$345,818
Downstream Oil & Gas	140,725	127,186
Engineering	18,128	33,534
Corporate	387,728	278,012
Total segment assets	$793,031	$784,550

9.	Stockholders’ Equity

The information contained in this note pertains to continuing and discontinued operations.

Public Offering

On November 20, 2007, the Company completed a public offering of 7,906,250 common shares at $34.00 per share. The Company received $253,456 in net proceeds after underwriting discount and offering costs. The net proceeds were used to fund the cash portion of the purchase price for the acquisition of InServ, capital expenditures and working capital.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

9.	Stockholders’ Equity (continued)

Stock Ownership Plans

During May 1996, the Company established the Willbros Group, Inc. 1996 Stock Plan (the “1996 Plan”) with 1,125,000 shares of common stock authorized for issuance to provide for awards to key employees of the Company, and the Willbros Group, Inc. Director Stock Plan (the “Director Plan”) with 125,000 shares of common stock authorized for issuance to provide for the grant of stock options to non-employee directors. The number of shares authorized for issuance under the 1996 Plan and the Director Plan was increased to 4,075,000 and 225,000, respectively, by stockholder approval. The Director Plan expired August 16, 2006. In 2006, the Company established the 2006 Director Restricted Stock Plan (the “2006 Director Plan”) with 50,000 shares authorized for issuance to grant shares of restricted stock and restricted stock rights to non-employee directors.

Restricted stock and restricted stock rights, also described collectively as restricted stock units (“RSU’s”), and options granted under the 1996 Plan vest generally over a three to four year period. Options granted under the Director Plan are fully vested. Restricted stock and restricted stock rights granted under the 2006 Director Plan vest one year after the date of grant. At March 31, 2009, the 1996 Plan had 445,850 shares and the 2006 Director Plan had 158,938 shares available for grant. Of the shares available at March 31, 2009, 100,000 shares in the 1996 Stock Plan are reserved for future grants required under employment agreements. Certain provisions allow for accelerated vesting based on increases of share prices and on eligible retirement. During the three months ended March 31, 2009 and 2008, $1,335 and $0 of compensation expense was recognized due to accelerated vesting of RSU’s due to retirements and separation from the Company.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective application method. Under this method, compensation cost recognized in the three months ended March 31, 2009 and 2008 includes the applicable amounts of: (a) compensation expense of all share-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro forma footnote disclosures in the Company’s SEC reports), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R). The Company determines the fair value of stock options as of its grant date using the Black-Scholes valuation method.

Share-based compensation related to RSU’s is recorded based on the Company’s stock price as of the grant date. Expense from both stock options and RSU’s totaled $3,675 and $2,433, respectively, for the three months ended March 31, 2009 and 2008.

No options were granted during the three months ended March 31, 2009 and 2008. Stock option activity for the three months ended March 31, 2009 consists of:

	Number of Options	Weighted Average Exercise Price

Outstanding at January 1, 2009	333,750	$15.47
Granted	-	-
Exercised	-	-
Forfeited	(50,000)	15.00
Outstanding at March 31, 2009	283,750	$15.50
Exercisable at March 31, 2009	211,250	$14.38

As of March 31, 2009, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $169 and $169, respectively. The weighted average remaining contractual term of outstanding options is 5.99 years and the weighted average remaining contractual term of the exercisable options is 5.59 years at March 31, 2009. The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was $0 and $643, respectively.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

9.	Stockholders’ Equity (continued)

The total fair value of options vested during the three months ended March 31, 2009 and 2008 was $0 and $0, respectively.

The Company’s non-vested options at March 31, 2009 and the changes in non-vested options during the three months ended March 31, 2009 are as follows:

	Shares	Weighted Average Grant- Date Fair Value

Nonvested, January 1, 2009	72,500	$7.15
Granted	-	-
Vested	-	-
Forfeited or expired	-	-
Nonvested, March 31, 2009	72,500	$7.15

The Company’s RSU activity and related information for the three months ended March 31, 2009 consist of:

	Number of RSU’s	Weighted Average Grant- Date Fair Value

Outstanding at January 1, 2009	840,342	$32.89
Granted	431,937	9.00
Vested	(228,791)	29.97
Forfeited	-	-
Outstanding March 31, 2009	1,043,488	$23.64

The total fair value of RSU’s vested during the three months ended March 31, 2009 and 2008 was $6,857 and $2,580, respectively.

As of March 31, 2009, there was a total of $19,911 of unrecognized compensation cost, net of estimated forfeitures, related to all non-vested share-based compensation arrangements granted under the Company’s stock ownership plans. That cost is expected to be recognized over a weighted-average period of 2.09 years.

Warrants to Purchase Common Stock

On October 27, 2006, the Company completed a private placement of equity to certain accredited investors pursuant to which the Company issued and sold 3,722,360 shares of the Company’s common stock resulting in net proceeds of $48,748. In conjunction with the private placement, the Company also issued warrants to purchase an additional 558,354 shares of the Company’s common stock. Each warrant is exercisable, in whole or in part, until 60 months from the date of issuance. A warrant holder may elect to exercise the warrant by delivery of payment to the Company at the exercise price of $19.03 per share, or pursuant to a cashless exercise as provided in the warrant agreement. The fair value of the warrants was $3,423 on the date of the grant, as calculated using the Black-Scholes option-pricing model. There were 536,925 warrants outstanding at March 31, 2009 and 2008, respectively.

10. Foreign Exchange Risk

The Company attempts to negotiate contracts that provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at March 31, 2009 or December 31, 2008.

11. Contingencies, Commitments and Other Circumstances

Resolution of criminal and regulatory matters

In May 2008, the United States Department of Justice (the “DOJ”) filed an Information and Deferred Prosecution Agreement (“DPA”) in the United States District Court in Houston concluding its investigation into violations of the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), by Willbros Group, Inc. (“WGI”) and its subsidiary

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

11. Contingencies, Commitments and Other Circumstances (continued)

Willbros International, Inc. (“WII”). Also in May 2008, WGI reached a final settlement with the SEC to resolve its previously disclosed investigation of possible violations of the FCPA and possible violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. These investigations stemmed primarily from the Company’s former operations in Bolivia, Ecuador and Nigeria. The settlements together require the Company to pay, over approximately three years, a total of $32,300 in penalties and disgorgement, plus post-judgment interest on $7,725 of that amount. As part of its agreement with the SEC, the Company will be subject to a permanent injunction barring future violations of certain provisions of the federal securities laws. As to its agreement with the DOJ, both WGI and WII for a period of three years, are subject to the DPA, which among its terms provides as follows:

•
In exchange for WGI’s and WII’s full compliance with the DPA, the DOJ will not continue a criminal prosecution of WGI and WII and with the successful completion of the DPA’s terms, the DOJ will move to dismiss the criminal Information.

For the term of the DPA, WGI and WII will fully cooperate with the government, comply with all federal criminal laws – including but not limited to the FCPA – and will retain at the Company’s expense a monitor, who will report to the DOJ on WGI’s and WII’s compliance with the DPA.

As provided for in the DPA, the Company has submitted candidates to the DOJ for the monitor position and is awaiting approval by the DOJ of a monitor. Failure by the Company to comply with the terms and conditions of either settlement could result in resumed prosecution and other regulatory sanctions.

Pipeline Construction Project Issues

In July 2007 the Company announced the award of an installation contract (“42” Contract”) for the construction of three segments of the Midcontinent Express Pipeline Project (“MEP Project”) by Midcontinent Express Pipeline LLC (“MEP”). The contract is structured as a cost reimbursable contract with a fixed fee for the Company. In September 2008, the Company and MEP signed an amendment which finalized the scope of work under the 42” Contract as the construction of 179 miles of 42” pipeline. The amendment also included the award to the Company of an additional installation contract (“36” Contract”) for the construction of 136 miles of 36” pipeline anticipated to start in March 2009.

In our Form 10-K for the year ended December 31, 2008, we referenced an ongoing dispute between MEP and the Company in which a portion of the scope of work on the 42” Contract was terminated for cause and the 36” Contract was terminated for convenience. This issue has subsequently been resolved and MEP has paid a termination fee for the cancellation of the 36” Contract. The payment was received by the Company in the first quarter of 2009.

Furthermore, the Company achieved mechanical completion of the 179 miles on the 42” pipeline in April 2009. While the Company has reached mechanical completion, ongoing close out of project efforts remain and are expected to be completed by the end of the second quarter of 2009.

Project claims and audit disputes

Certain post-contract completion audits and reviews are periodically conducted by clients and/or government entities. As of March 31, 2009, the Company has been notified of $30,772 representing claims and audit assertions of which the Company has accrued $12,567. Approximately $15,000 of the $30,772 has not been fully substantiated. There can be no assurance as to the resolution of these claims and assertions.

Commitments

From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds and financial guarantees. Contracts with the Company’s customers may require the Company to secure letters of credit or surety bonds with regard to the Company’s performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or surety bonds in lieu of contract retention provisions, in which case the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At March 31, 2009, the Company had approximately $9,098 of letters of credit related to continuing operations and $0 of letters of credit related to Discontinued Operations in Nigeria. Additionally, the Company had $544,837 of primary surety bonds outstanding related to continuing operations. These amounts represent the maximum amount of future payments the Company could be required to make if the letters of credit are drawn upon and claims are made under the surety bonds. As of March 31, 2009, no other liability has been recognized for letters of credit and surety bonds.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

11. Contingencies, Commitments and Other Circumstances (continued)

Other Circumstances

Operations outside the United States may be subject to certain risks, which ordinarily would not be expected to exist in the United States, including foreign currency restrictions, extreme exchange rate fluctuations, expropriation of assets civil uprisings and riots, war, unanticipated taxes including income taxes, excise duties, import taxes, export taxes, sales taxes or other governmental assessments, availability of suitable personnel and equipment, termination of existing contracts and leases, government instability and legal systems of decrees, laws, regulations, interpretations and court decisions which are not always fully developed and which may be retroactively applied. Management is not presently aware of any events of the type described in the countries in which it operates that would have a material effect on the financial statements, and no such events have been provided for in the accompanying condensed consolidated financial statements.

Based upon the advice of local advisors in the various work countries concerning the interpretation of the laws, practices and customs of the countries in which the Company operates, management believes the Company follows the current practices in those countries and as applicable under the FCPA. However, because of the nature of these potential risks, there can be no assurance that the Company may not be adversely affected by them in the future.

The Company insures substantially all of its equipment in countries outside the United States against certain political risks and terrorism through political risk insurance coverage that contains a 20 percent co-insurance provision. The Company has the usual liability of contractors for the completion of contracts and the warranty of its work. Where work is performed through a joint venture, the Company also has possible liability for the contract completion and warranty responsibilities of its joint venture partners. In addition, the Company acts as prime contractor on a majority of the projects it undertakes and is normally responsible for the performance of the entire project, including subcontract work. Management is not aware of any material exposure related thereto which has not been provided for in the accompanying consolidated financial statements.

12. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement

Strategic Decisions

In 2006, the Company announced that it intended to sell its assets and operations in Nigeria and classified these operations as Discontinued Operations. The net assets and net liabilities related to the Discontinued Operations are shown on the Consolidated Balance Sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations”, respectively. The results of the Discontinued Operations are shown on the Consolidated Statements of Income as “Income (loss) from discontinued operations, net of provision for income taxes” for all periods presented.

Nigeria Assets and Nigeria-Based Operations

Share Purchase Agreement

On February 7, 2007, the Company sold its Nigeria assets and Nigeria-based operations in West Africa to Ascot Offshore Nigeria Limited (“Ascot”), a Nigerian oilfield services company, for total consideration of $155,250 (the “Purchase Price”). The sale was pursuant to a Share Purchase Agreement by and between the Company and Ascot dated as of February 7, 2007 (the “Agreement”), providing for the purchase by Ascot of all of the share capital of WG Nigeria Holdings Limited (“WGNHL”), the holding company for Willbros West Africa, Inc. (“WWAI”), Willbros (Nigeria) Limited, Willbros (Offshore) Nigeria Limited and WG Nigeria Equipment Limited.

In connection with the sale of its Nigeria assets and operations, the Company and its subsidiary WII entered into an indemnity agreement with Ascot and Berkeley Group plc (“Berkeley”), the parent company of Ascot (the “Indemnity Agreement”), pursuant to which Ascot and Berkeley will indemnify the Company and WII for any obligations incurred by the Company or WII in connection with the parent company guarantees (the “Guarantees”) that the Company and WII previously issued and maintained on behalf of certain former subsidiaries now owned by Ascot under certain working contracts between the subsidiaries and their customers. Either the Company, WII or both may be contractually obligated, in varying degrees, under the Guarantees to perform or cause to be performed work related to several ongoing projects. Among the Guarantees covered by the Indemnity Agreement are five contracts under which the Company estimates that, at February 7, 2007, there was aggregate remaining contract revenue, excluding any additional claim revenue, of $352,107 and aggregate estimated cost to complete of $293,562. At the February 7, 2007 sale date, one of the contracts covered by the Guarantees was estimated to be in a loss position with an accrual for such loss of $33,157. The associated liability was included in the liabilities acquired by Ascot and Berkeley.

In early 2008, the Company received its first notification asserting various rights under one of the outstanding parent guarantees. On February 1, 2008, WWAI, the Ascot company performing the West African Gas Pipeline (“WAGP”) contract, received a letter from West African Gas Pipeline Company Limited (“WAPCo”), the owner of WAGP, wherein WAPCo gave written notice alleging that WWAI was in default under the WAGP contract, as amended, and giving WWAI a brief cure period to remedy the alleged default. The Company understands that WWAI responded by denying being in breach of its WAGP contract obligations, and apparently also advised WAPCo that WWAI “requires a further $55 million, without which it will not be able to complete the work which it had previously undertaken to perform.”

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

12. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement (continued)

The Company understands that, on February 27, 2008, WAPCo terminated the WAGP contract for the alleged continuing non-performance of WWAI.

Also, on February 1, 2008, the Company received a letter from WAPCo reminding the Company of its parent guarantee on the WAGP contract and requesting that we remedy WWAI’s default under that contract, as amended. Almost one year later, on February 17, 2009, we received another letter from WAPCo formally demanding that we pay all sums payable in consequence of the non-performance by Ascot with WAPCo and stating that quantification of that amount would be provided sometime in the future when the work was completed. On previous occasions, the Company has advised WAPCo that, for a variety of legal, contractual, and other reasons, it did not consider the prior WAGP contract parent guarantee to have continued application, and the Company reiterated that position to WAPCo in the Company’s response to its February 1, 2008 letter.  WAPCo disputes the Company’s position that it is no longer bound by the terms of the Company’s prior parent guarantee of the WAGP contract and has reserved all its rights in that regard. Currently, the WAGP project is yet to be completed for a variety of technical and commercial issues unrelated to WAPCo’s termination of the WAGP contract. The February 17, 2009 letter from WAPCo and their still un-quantified claim does not change the Company’s stance or accounting related to the WAGP parent guarantee.

The Company anticipates that this potential dispute with WAPCo may result in an arbitration proceeding between WAPCo and WWAI in the London Court of International Arbitration to determine the validity of the alleged default notice issued by WAPCo to WWAI, including any resulting damage award, in combination with a lawsuit between WAPCo and the Company in the English Courts under English law to determine the enforceability, in whole or in part, of the Company’s parent guarantee, which the Company expects to be a lengthy process.

The Company currently has no employees working in Nigeria and we have no intention of returning to Nigeria. If ultimately it is determined by an English Court that the Company is liable, in whole or in part, for damages that WAPCo may establish against WWAI for WWAI’s alleged non-performance of the WAGP contract, or if WAPCo is able to establish liability against the Company directly under the parent company guarantee, and, in either case, we are unable to enforce rights under the indemnity agreement entered into with Ascot and Berkeley in connection with the WAGP contract, the Company may experience substantial losses. However, at this time, the Company cannot predict the outcome of any arbitration or litigation which may ensue in this developing WAGP contract dispute, or be certain of the degree to which the indemnity agreement given in our favor by Ascot and Berkeley will protect the Company. Based upon current knowledge of the relevant facts and circumstances, the Company does not expect that the outcome of the potential dispute will have a material adverse effect on our financial condition or results of operations.

Transition Services Agreement

Concurrent with the Nigeria sale, the Company entered into a two-year Transition Services Agreement (“TSA”) with Ascot. Under the TSA, the Company primarily provided labor in the form of seconded employees to work under the direction of Ascot along with specifically defined work orders for services generally covered in the TSA. Ascot agreed to reimburse the Company for these services. The TSA concluded February 7, 2009 and the Company no longer provides any services to Ascot. In conjunction with the conclusion of the TSA, the Company has written-off all residual equipment that was not recovered from Ascot.

For the three months ended March 31, 2009, income from Discontinued Operations was $160 or $0.00 per basic share and $0.00 per diluted share. This compares to income from Discontinued Operations of $2,559 or $0.07 per basic share and $0.06 per diluted share for the three months ended March 31, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In thousands, except share and per share amounts or unless otherwise noted)

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2009 and 2008, included in Item 1 of this Form 10-Q, and the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2008.

OVERVIEW

First Quarter of 2009 Summary

At the end of April 2009, the energy sector continued to be impacted by reduced commodity demand and expectations of minimal, if not negative, economic growth in 2009. With oil hovering near $50 per barrel and gas approaching $3/MMBtu, the short-term outlook remains uncertain. The reduced commodity demand has led to a steady decline in rig counts well into 2009 and has kept refining margins and utilization well below 2008 averages. These collective macro economic factors are exerting downward pressure on our financial results. We are aggressively reducing our cost structure in the short-term while also staying focused on our long-term vision for Willbros. Our cost reduction initiatives have been tempered by our commitment to retain resources, both people and equipment, necessary to meet our long-term objectives. While this adversely impacts our current margins, we believe that it will improve our positioning to take advantage of the long-term opportunities in our markets.

The first quarter of 2009 results were consistent with our year-end expectations. The work-off of older backlog produced net income of $15,329 and EPS of $0.40 per share from continuing operations. Also of importance, was our ability to sustain strong cash flows of $57,103 from operations, thereby increasing our March 31, 2009 cash balance to $255,562. We continue to actively review and pursue strategic growth initiatives including acquisitions, joint ventures, partnerships and organic opportunities to expand the business.  We remain convinced that this platform affords us an attractive opportunity to continue to expand our capabilities, end markets and geographic exposure.  While our financial position allows us to be aggressive in our pursuits, we remain prudent and highly selective in our execution with respect to these opportunities.

During the first quarter our short-term visibility to the prevailing market dynamics remained cautious as we saw many customers delay new capital projects in favor of recurring maintenance projects. In contrast to the short-term outlook we believe the outlook for 2010 and beyond is stabilizing with several of our customers large capital projects getting back on track. This environment has mandated that we aggressively reduce our cost structure in the short-term while also staying focused on our long-term vision for Willbros.

Our cost reduction initiatives have been tempered by our commitment to retain resources, both people and equipment, necessary to meet our long-term objectives. In 2009, we made a second round of cost reductions in our Engineering segment and Corporate G&A costs to recognize additional annual savings of $5,727 and $3,552, respectively. A charge of approximately $4,691 was recorded as the cost of making these changes. As backlog declines in the Upstream Oil & Gas segment, we are carefully evaluating our cost relative to our expected business activity during the remainder of 2009 and into 2010 and 2011.

Our Vision

We continue to believe that long term fundamentals support increasing demand for our services to the energy industry. This supports our vision for the Company to be a leading provider to the global infrastructure and government services markets of diversified professional construction and maintenance solutions addressing the entire asset lifecycle.

To accomplish this, we are actively working towards achieving the following objectives:

•	Diversify our current end market and geographic exposure to better serve clients and mitigate market specific risk.
•
Increase our professional services (project/program management, engineering, design, procurement, logistics) capabilities to minimize cyclicality and risk associated with large project, capital spending reliant projects in favor of high return on capital, recurring service.

•	Establish Willbros as a service provider and employer of choice.
•	Develop client partnerships by exceeding performance expectations and focusing team driven sales efforts on key clients.
•	Establish and maintain industry best practices, particularly for safety and performance (make Willbros a destination of choice for employees).

Our Values

We believe the values we adhere to as an organization shape the relationships and performance of our company. We are committed to strong leadership across the organization to achieve excellence and accountability in everything we do, based on our core values of:

•	Safety – always perform safely for the protection of our people and our stakeholders.
•	Honesty and Integrity – always do the right thing.
•	Our People – respect and care for their well being and development; maintain an atmosphere of trust, empowerment and teamwork; ensure the best people are in the right position.
•	Our Customers – understand their needs and develop responsive solutions; promote mutually beneficial relationships and deliver a good job on time.
•	Superior Financial Performance – deliver earnings per share and cash flow and maintain a balance sheet which places us at the forefront of our peer group.
•	Vision & Innovation – understand the drivers of our business environment, promote constant curiosity, imagination and creativity about our business and opportunities, seek continuous improvement.
•	Effective Communications – present a clear, consistent and accurate message to our people, our customers and the public.

We believe adhering to and living these values will result in a high performance organization which can differentiate and compete effectively, providing incremental value to customers, employees and all our stakeholders.

Our Strategy

We work diligently to apply these values every day and use them to guide us in the execution of our strategy. We believe by allowing our values to drive the execution of our strategic goals we will increase stockholder value by leveraging the full resources and core competencies of an integrated Willbros business platform to drive consistent, sustainable value for our key customer, shareholder and employee constituencies. Key elements of our strategy are as follows:

Maintain Financial Flexibility

We anticipate that we will maintain free positive cash flow for 2009, and this operational performance in conjunction with our liquidity at an all time high for us as a public company will allow us to meet our working capital needs and allow us to pursue our vision of diversification. We view financial strength and flexibility as a fundamental requirement to fulfilling our strategy.

At March 31, 2009, we had liquidity of $305,562 comprised of cash and cash equivalents of $255,562 and unutilized cash borrowing capacity of $50,000 under our revolving credit facility, with no short-term borrowings or commercial paper outstanding. This substantial position is the result of our focus on the risk-adjusted return that was available in the North American market over the past two years and our focus on managing financial risk. Our financial strategy going forward involves effectively deploying our liquidity to enhance our service capabilities and expand our geographic presence. We believe that companies with strong balance sheets and liquidity positions will have opportunities to acquire assets and companies in today’s uncertain market.

Focus on Managing Risk

We have implemented a core set of business conduct, practices and policies which have fundamentally improved our risk profile. Examples of our risk management execution include diversifying our service offerings and end markets and focusing on contract execution risk. In today’s economic environment, acknowledging the importance of risk management is paramount to success. It is emphasized throughout our organization and covers all aspects of a project from strategic planning and bidding to contract management and financial reporting.

Focus resources in markets with the highest risk-adjusted return. We believe North America continues to offer us highly attractive risk-adjusted returns and the majority of our resources are focused on North America. We continue to expand our offering in North America to include more recurring service based work and alliances to minimize our reliance on large capital expenditure projects, such as large diameter cross-country pipeline construction. Even though we are currently concentrated in North America, we continue to seek international opportunities which can provide superior, more diversified risk-adjusted returns and believe our extensive international experience is a competitive advantage. We relocated our President of International Operations to Muscat, Oman to expand our Middle East operations into the UAE and Saudi Arabia. Additionally, we have opened an operations office in Libya and an engineering office in Abu Dhabi. We believe that markets in North Africa and the Middle East may offer attractive opportunities for us in the future given mid- and long-term industry trends.

Manage the shifting risks from our customers concurrent with the shift to fixed price contracts. While we will continue to pursue a balanced contract portfolio, current market dynamics indicate our pipeline operations have entered a period of increased fixed price contracting opportunities. We believe our fixed price execution experience, our current efforts to realign our cost structure, especially in the procurement of materials and subcontractor services, our improved systems and our focus on risk management provide us a competitive advantage versus many of our competitors.

Leverage Industry Position and Reputation into a Broader Service Offering

We believe the global energy infrastructure market will continue to provide opportunities. Our established platform and track record position us to expand our expertise into a broader range of related service offerings. We intend to leverage our project management, engineering and construction skills to establish additional service offerings, such as downstream engineering, instrumentation and electrical services, turbo-machinery services, environmental services and pipeline system integrity services. We believe that over time, a more balanced mix of recurring services, such as program management and maintenance services, and capital projects will enhance the earnings profile of our business.

During the first quarter of 2009, we have made progress in expanding our service offerings in Canada by creating Chrome Carbide Overlay manufacturing capabilities and providing our fabrication of heaters and tanks to new clients north of the border.

In April 2009, we announced an alliance with a large pipeline system asset holder. We believe this alliance will lay the foundation for our pipeline system manage and maintain service offering. We believe this alliance will provide a model that can be scaled to meet the needs of the many owners of aging pipelines placed in service over the last 100 years.

Additionally, we intend to pursue selective strategic acquisitions to complement our organic expansion strategies and our existing strengths. We began this process in 2007 with the InServ and Midwest acquisitions that expanded our service offerings as well as the geographies where we deliver those services. Our November 2007 acquisition of InServ complemented our service offerings to our traditional market of engineering and construction services in the midstream hydrocarbon transportation industry. Our July 2007 acquisition of Midwest significantly enhanced our presence in mainline pipeline construction in Western Canada. We are evaluating a number of approaches to provide engineering support for our Downstream Oil & Gas segment. If successful in acquiring an engineering firm, this will create a Downstream EPC offering comparable to our existing Upstream EPC offering. We anticipate this would have a meaningful favorable impact on Downstream’s future revenues and earnings.

Leverage Core Service Expertise into Additional Full EPC Contracts

Our core expertise and service offerings allow us to provide our customers with a single source EPC solution which creates greater efficiencies to the benefit of both our customers and our company. Our goal is to be one of the preeminent global engineering and construction firms that can provide our customers EPC solutions related to all the services that we offer. In performing integrated EPC contracts, we establish ourselves as overall project managers from the earliest stages of project inception and are therefore better able to efficiently determine the design, permitting, procurement and construction sequence for a project in connection with making engineering decisions. Our customers benefit from a more seamless execution and one-stop accountability for cost containment; while for us, these contracts often yield higher profit margins on the engineering and construction components of the contract compared to stand-alone contracts for similar services. It is the combination of a good job on time and greater cost certainty that we can provide which differentiates our EPC offering to our customers. As previously noted, we are pursuing options to add the complete EPC service capabilities to our Downstream Oil & Gas segment’s offerings.

Our Business

We are a provider of energy services to global end markets serving the oil and gas, refinery, petrochemical and power industries. Our services, which include engineering, procurement and construction (which when performed together we refer to as “EPC”), turnaround, maintenance and other specialty services, are critical to the ongoing expansion and operation of energy infrastructure. Within the global energy market, we specialize in designing, constructing, upgrading and repairing midstream infrastructure such as pipelines, compressor stations and related facilities for onshore and coastal locations as well as downstream facilities, such as refineries. We also provide specialty turnaround services, tank services, heater services, construction services and safety services and fabricate specialty items for hydrocarbon processing units. We provide, from time to time, asset development and participate in the ownership and operations as an extension of our portfolio of industry services. We place particular emphasis on achieving the best risk-adjusted returns. Depending upon market conditions, we may work in developing countries and we believe our experience gives us a competitive advantage in frontier areas where experience in dealing with project logistics is an important consideration for project award and execution. We also believe our engineering, planning and project management expertise, as it relates to optimizing the structure and execution of a project, provides us with competitive advantages in the markets we serve.

We are a top tier, global engineering and construction contractor to the energy market, having performed work in 60 countries. Our original business of international pipeline construction led to our worldwide reputation, and we have constructed over 200,000 kilometers of pipelines in our history. We complement our pipeline market expertise with our service offerings to the downstream hydrocarbon processing market providing integrated solutions for turnaround, maintenance and capital projects for the refining and petrochemical industries. We have performed these downstream services for 91 of 149 refineries in the United States and have experience in international markets, most recently completing an assignment in India. We offer our clients full asset lifecycle services and in some cases we provide the entire scope of services for a project, from front-end engineering and design to procurement, construction, commissioning and ongoing facility operations and maintenance. With over 100 years of experience in the global energy infrastructure market, our full asset lifecycle services are utilized by major pipeline transportation companies, exploration, production and refining companies and government entities worldwide.

Our Segments

Upstream Oil & Gas

We provide our expertise, including systems, personnel and equipment, to construct and replace large-diameter cross-country pipelines; fabricate engineered structures, process modules and facilities; and construct oil and gas production facilities, pump stations, flow stations, gas compressor stations, gas processing facilities, gathering lines and related facilities. We also provide certain specialty services to increase our equipment and personnel utilization. We currently provide these services in the United States, Canada, and Oman, and, with our international experience, can enter (or re-enter) individual country markets when conditions there are attractive to us and present an attractive risk-adjusted return.

Downstream Oil & Gas

We provide integrated, full-service specialty construction, turnaround, repair and maintenance services to the downstream energy infrastructure market, which consists primarily of refineries and petrochemical facilities. We are one of four major contractors in the United States that provides services for the overhaul of high-utilization fluid catalytic cracking units, the primary gasoline-producing unit in refineries. These catalytic cracking units, which operate continuously for long periods of time, are typically overhauled on a three to five-year cycle. We also provide similar turnaround services for other refinery process units, as well as specialty services. We design, manufacture and install process heaters for the refining industry. We also provide maintenance and construction services for the American Petroleum Institute (API 650) storage tank market. We provide these services primarily in the United States, but our experience includes international projects, and we are exploring opportunities to expand this offering to other locations with attractive risk-adjusted returns.

Engineering

We specialize in providing a broad array of engineering, project management, pipeline integrity and field services. Our engineering services range from front-end engineering design and feasibility analysis to detailed design to assist our clients in conceptualizing, evaluating, designing, routing, permitting and managing the construction or expansion of pipelines, compressor stations, pump stations, fuel storage facilities, field gathering facilities and production facilities. In addition, we provide a full range of pipeline management and maintenance services, program engineering services including managing and performing our clients annual engineering programs, project management and field services including acquiring and administering right-of-way acquisition for projects, environmental services, site surveying and mapping.

Significant Business Developments

On March 3, 2009, we changed our corporate domicile from Panama to Delaware. We believe the change of corporate domicile will facilitate our business strategies, improve our access to U.S. capital markets and funding, improve our strategic flexibility, expand our access to U.S. government and private sector contracts, and enhance our operational focus.

During the first quarter of 2009, we were awarded three significant projects that added approximately $181,265 to our backlog. Backlog additions less cancellations were $352,310 and represented 76% of the first quarter’s revenue. Our first quarter backlog additions less cancellations demonstrate that in a difficult market, we continue to win work. The largest backlog addition was the Texas Independence Pipeline (“TIPS”) project that commenced in early March and is approximately 143 miles of 42” pipeline and construction. Secondly, we added to our current contract for program management services associated with portions of the planned Heavy Crude Expansion Project and related major capital projects for National Cooperative Refinery Association (“NCRA”) in McPherson, Kansas. Additionally, we were awarded a contract by Enbridge Pipelines Inc. to construct three pump stations on the Alberta Clipper pipeline system, one in Hardisty, Alberta and two in the province of Saskatchewan. The projects are currently underway and are anticipated to be completed in the third quarter of 2009.

Furthermore, in the second quarter of 2009, we announced that we are negotiating a long term alliance agreement with NiSource Gas Transmission & Storage (“NGT&S”) in which we will be a provider of program development, project management, design, engineering, construction and maintenance services with respect to pipeline system projects. We believe this alliance will enable us to demonstrate a new service offering for the management and maintenance of pipeline systems and their integrity in a more cost effective manner.  We believe that the market for pipeline integrity services could approach $500 million per year in the next three to five years. Our continuing initiative to develop mutually beneficial alliances with our customers is expanding into the international markets. We are currently in discussions regarding an alliance with a prominent international manufacturer of oilfield equipment.

Financial Summary

Results and Financial Position

For the three months ended March 31, 2009, we achieved net income from continuing operations of $15,329 or $0.40 per basic share and $0.39 per diluted share on revenue of $463,926. This compares to a net income from continuing operations of $18,221 or $0.48 per basic share and $0.46 per diluted share on revenue of $491,634 for the three months ended March 31, 2008.

Revenue for the three months ended March 31, 2009 decreased $27,708 (5.6 percent) to $463,926 from $491,634 during the same period in 2008. Following are the key components of the decrease in revenue:

•	A decrease in revenue of $42,647 related to our Engineering segment as a result of decreased demand for pipeline and facility engineering services, particularly EPC services, partially offset by

•	Increased revenue of $14,258 from our Upstream Oil & Gas segment due to higher utilization of expanded pipelay capacity in the United States in 2009.

Operating income for the three months ended March 31, 2009 decreased $9,209 to $26,095 from an operating income of $35,304 in 2008, and operating margin decreased 1.6 percent to 5.6 percent in 2009 from an operating margin of 7.2 percent in 2008. The operating income decrease was a result of the decrease in contract income of $10,187 (15.4 percent) from 2008.

Other non-operating, net expense for 2009 decreased $1,030 (36.7 percent) to $1,779 from $2,809 in 2008. The decrease is primarily attributed to decreased interest expense due to fewer lease obligations in 2009. This was partially offset by the overall decrease in interest income and other miscellaneous income over the comparable period in 2008.

The provision for income taxes for the three months ended March 31, 2009 decreased $5,577 to $8,240 on income from continuing operations before income taxes of $24,316 as compared to a provision for income taxes of $13,817 on income from continuing operations before income taxes of $32,495 in 2008. The decrease in tax provision is related to a decrease in income during the quarter and an improved effective tax rate. In 2009, the Company has projected its estimated effective tax rate to be 35 percent which is based on the Company’s forecasted pre-tax income and the statutory rates of the jurisdictions in which the Company works. The Company’s primary work locations for 2009 are the U.S. and Canada, which have combined federal and state/provincial tax rates of approximately 40 percent and 29 percent, respectively.

Working capital at March 31, 2009, excluding discontinued operations, increased $23,810 (8.4 percent) to $306,899 from $283,089 at December 31, 2008. The increase in working capital was primarily driven by an increase in cash of $47,698 partially offset by a decrease in accounts receivable, net of $18,158 and a decrease in contract cost and recognized income not yet billed of $15,931. Additionally, notes payable decreased $1,077, accounts payable and accrued liabilities decreased $19,205 and accrued income tax decreased $2,258, which was partially offset by an increase in contract billings in excess of cost and recognized income in the amount of $17,564.

Our debt to equity ratio at March 31, 2009, remained constant at 0.21:1 from December 31, 2008. In addition, our aggregate outstanding debt decreased $2,791 to $117,723 at March 31, 2009 from $120,514 at December 31, 2008, while we have increased our stockholders’ equity $15,322 to $457,770 at March 31, 2009 from $442,448 at December 31, 2008.

Consolidated cash flows provided during the three months ended March 31, 2009, including discontinued operations, increased $24,975 to $47,698 from $22,723 during the same period in 2008. Cash provided by operating activities increased $23,186 (66.0 percent) to $58,304 from cash provided of $35,118 in 2008. Cash used in investing activities increased $555 (21.5 percent) to $3,140 from cash used of $2,585 in 2008. Cash used in financing activities decreased $1,606 (19.0 percent) to $6,827 from $8,433 in 2008. Cash improved primarily from the effect of Canadian exchange rates during the three months ended March 31, 2009 by $738, changing from $1,377 cash used during the same period in 2008 to $639 cash used in the first quarter of 2009.

Other Financial Measures

Backlog

In our industry, backlog is considered an indicator of potential future performance because it represents a portion of the future revenue stream. Our strategy is focused on backlog additions and capturing quality backlog with margins commensurate with the risks associated with a given project.

Backlog consists of anticipated revenue from the uncompleted portions of existing contracts and contracts whose award is reasonably assured. At March 31, 2009, total backlog from continuing operations decreased $111,615 (17.0 percent) to $543,879 from $655,494 at December 31, 2008. There was no backlog for discontinued operations at March 31, 2009 and December 31, 2008, respectively. We consider the composition of our backlog between fixed-price and cost reimbursable contracts just as important as the overall growth of backlog. Cost reimbursable contracts comprised 63.0 percent of backlog at March 31, 2009 versus 84.0 percent of backlog at December 31, 2008. We expect that approximately $443,252, or about 81.5 percent, of our existing total backlog at March 31, 2009 will be recognized in revenue during 2009.

We believe the backlog figures are firm, subject only to the cancellation and modification provisions contained in various contracts. Historically, a substantial amount of our revenue in a given year has not been in our backlog at the beginning of that year. Additionally, due to the short duration of many jobs, revenue associated with jobs performed within a reporting period will not be reflected in quarterly backlog reports. We generate revenue from numerous sources, including contracts of long or short duration entered into during a year as well as from various contractual processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas. These revenue sources are not added to backlog until realization is assured.

The following table shows our backlog by operating segment and geographic region as of March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Operating Segment
Upstream Oil & Gas	$316,628	58.2%	$402,446	61.4%
Downstream Oil & Gas	194,611	35.8%	207,999	31.7%
Engineering	32,640	6.0%	45,049	6.9%
Total backlog	$543,879	100.0%	$655,494	100.0%

	March 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Geographic Region
United States	$418,663	76.9%	$492,621	75.2%
Canada	99,358	18.3%	128,692	19.6%
Oman	25,858	4.8%	34,181	5.2%
Total backlog	$543,879	100.0%	$655,494	100.0%

EBITDA from Continuing Operations

We use EBITDA (earnings before net interest, income taxes, depreciation and amortization) as part of our overall assessment of financial performance by comparing EBITDA between accounting periods. We believe that EBITDA is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in businesses similar to ours. EBITDA from continuing operations for the three months ended March 31, 2009 decreased $8,222 (18.2 percent) to $36,902 from $45,124 during the same period in 2008. The decrease in EBITDA is primarily a result of decreased contract income of $9,979 (excluding depreciation). The decrease in contract income (excluding depreciation) also reflects a decrease in contract margin of 1.3 percent to 13.6 percent during the three months ended March 31, 2009, from 14.9 percent during the same period in 2008.

A reconciliation of EBITDA from continuing operations to GAAP financial information follows:

	Three Months Ended March 31,
	2009	2008
Net income (loss) from continuing operations attributable to Willbros Group	$15,329	$18,221
Interest, net	2,104	2,382
Provision for income taxes	8,240	13,817
Depreciation and amortization	11,229	10,704
EBITDA	$36,902	$45,124

Discontinued Operations

In 2006, we announced our intention to sell our assets and operations in Nigeria, which led to their classification as discontinued operations (“Discontinued Operations”). We sold our Nigeria assets and operations on February 7, 2007 to Ascot Offshore Nigeria Limited (“Ascot”) pursuant to a Share Purchase Agreement by and between us and Ascot.

Transition Services Agreement

Concurrent with the Nigeria sale, the Company entered into a two-year Transition Services Agreement (“TSA”) with Ascot. Under the TSA, the Company primarily provided labor in the form of seconded employees to work under the direction of Ascot along with specifically defined work orders for services generally covered in the TSA. Ascot agreed to reimburse the Company for these services. The TSA concluded February 7, 2009 and the Company no longer provides any services to Ascot. In conjunction with the conclusion of the TSA, the Company has written-off all residual equipment that was not recovered from Ascot. The Company currently has no employees in Nigeria and has no intention of returning to Nigeria. We will continue to focus our resources in North America and select international locations, which offer us the highest attractive risk-adjusted returns.

For the three months ended March 31, 2009, income from Discontinued Operations was $160 or $0.00 per basic share and $0.00 per diluted share. This compares to income from Discontinued Operations of $2,559, or $0.07 per basic share and $0.06 per diluted share for the three months ended March 31, 2008.

Additional financial disclosures on Discontinued Operations are provided in Note 12 – Discontinuance of Operations, Asset Disposals and Transition Services Agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In our Annual Report on Form 10-K for the year ended December 31, 2008, we identified and disclosed our significant accounting policies. Subsequent to December 31, 2008, in the first quarter of 2009 there has been no change to our significant accounting policies.

For further information regarding new accounting pronouncements and accounting pronouncements adopted in the first quarter of 2009, see Note 2 — New Accounting Pronouncements.

RESULTS OF OPERATIONS

Our contract revenue and contract costs are significantly impacted by the capital budgets of our clients and the timing and location of development projects in the oil, gas and power industries worldwide. Contract revenue and cost vary by country from year-to-year as the result of: (a) entering and exiting work countries; (b) the execution of new contract awards; (c) the completion of contracts; and (d) the overall level of demand for our services.

Our ability to be successful in obtaining and executing contracts can be affected by the relative strength or weakness of the U.S. dollar compared to the currencies of our competitors, our clients and our work locations.

Three Months Ended March 31, 2009 Compared to Three Months ended March 31, 2008

Contract Revenue

For the three months ended March 31, 2009, contract revenue decreased $27,708 (5.6 percent) to $463,926 from $491,634 during the same period in 2008. The decrease was due to a decline in revenue from Engineering, partially offset by increased revenue from Upstream Oil & Gas. A quarter-to-quarter comparison of revenue is as follows:

	Three months ended March 31,
	2009	2008	Increase (Decrease)	Percent Change

Upstream Oil & Gas	$339,549	$325,291	$14,258	4.4%
Downstream Oil & Gas	100,423	99,742	681	0.7%
Engineering	23,954	66,601	(42,647)	(64.0%	)
Total	$463,926	$491,634	$(27,708)	(5.6%	)

Upstream Oil & Gas revenue increased $14,258 (4.4 percent) to $339,549 from $325,291 in 2008. This favorable result consisted of increased U.S. revenue of $67,364 partially offset by decreases in revenue in Canada of $49,432 and Oman of $3,674. Specifically, in the U.S., revenue increased $240,739 due primarily to a major project in 2009, offset in part by the completion of a major project in 2008, and a lower volume of small projects, which amounted to $173,375. In Canada, the decrease was primarily due to approximately $27,239 of work related to the pipeline division, with the remainder of the decrease split between the Field Services and Facility divisions. In Oman, the decrease was primarily from a contract for oilfield construction services.

Downstream Oil & Gas revenue increased $681 (0.7 percent) to $100,423 from $99,742 in 2008. The increase in revenue primarily consisted of a $6,491 increase from facility services and $13,000 increase from construction and turnaround work, offset by a decrease of $12,409 from tank services and $6,709 from construction services. The decreases in tank and construction services work was primarily the result of a general decrease in customer demand for capital work.

Engineering revenue decreased $42,647 (64.0 percent) to $23,954 from $66,601 in 2008. The decrease in revenue was a result of decreased demand for pipeline and facility engineering services and substantial completion of several EPC projects in late 2008, with no significant backlog additions in 2008. The volume and size of projects performed in 2008 were significantly greater than in 2007. This decreased activity level was reflected in the Engineering March 31, 2009 headcount of 330, down 49 percent from March 31, 2008.

Operating Income

For the three months ended March 31, 2009, operating income decreased $9,209 (26.1 percent) to $26,095 from operating income of $35,304 during the same period in 2008. A quarter-to-quarter comparison of operating income is as follows:

	Three months ended March 31,
	2009	Operating Margin %		2008	Operating Margin %	Increase (Decrease)	Percent Change

Upstream Oil & Gas	$30,658	9.0%		$22,845	7.0%	$7,813	34.2%
Downstream Oil & Gas	(2,654)	(2.6%	)	3,694	3.7%	(6,348)	(171.8%	)
Engineering	(1,909)	(8.0%	)	8,765	13.2%	(10,674)	(121.8%	)
Total	$26,095	5.6%		$35,304	7.2%	$(9,209)	(26.1%	)

Upstream Oil & Gas operating income increased $7,813 (34.2 percent) to $30,658 from operating income of $22,845 in 2008. The increase in operating income was a result of previously discussed revenue increases, which resulted in an increase in contract income. Overall, contract margins for Upstream Oil & Gas increased by 2.2 percent to 13.7 percent, with the most significant increase occurring in the U.S. related to favorable contract terms. Offsetting the contract income increase was an increase in G&A expense from 4.8 percent to 5.3 percent. G&A expense increased as a result of increases in labor and other costs required to support our cost-reimbursable contracts.

Downstream Oil & Gas operating income decreased $6,348 (171.8 percent) to a loss of $2,654 from income of $3,694 in 2008. This decrease was primarily the result of a decrease of $3,002 in operating income for facility services and a decrease of $1,938 in operating income for tank services. The decrease in tank services was the result of significantly lower revenues than what was experienced in 2008.

Engineering operating income decreased $10,674 (121.8 percent) to a loss of $1,909 from income of $8,765 in 2008. The decrease in operating income was primarily a result of lower revenue and utilization rates, which resulted from the delay of anticipated EPC project awards due to the current economic downturn. In 2008, Engineering benefited from the execution and completion of multiple EPC projects which were not replaced in 2009 backlog.

Non-Operating Items

Interest, net expense decreased $278 (11.7 percent) to $2,104 from $2,382 in 2008. The decrease in net expense is due to decreased interest income of $407, which was more than offset by a decrease in interest expense in the amount of $685.

Provision for income taxes decreased $5,577 to $8,240 from $13,817 in 2008. During the three months ended March 31, 2009, we recognized $8,240 of income tax expense on income from continuing operations before income taxes of $24,316 as compared to income tax expense of $13,817 on income from continuing operations before income taxes of $32,495 during the same period in 2008. The decrease in the provision for income taxes is due to a reduction in pre-tax income in 2009 as compared to 2008 and an improvement in the effective tax rate. In 2009, the Company has an estimated effective tax rate of 35 percent which is based on the statutory rates in the jurisdictions where the Company operates. The Company’s primary work locations for 2009 are the U.S. and Canada, which have combined federal and state/provincial tax rates of approximately 40 percent and 29 percent, respectively.

Income from Discontinued Operations, Net of Taxes

Income from discontinued operations, net of taxes decreased $2,399 (93.7 percent) to $160 from income of $2,559 during the same period in 2008. During the three months ended March 31, 2009, cash from operating activities of Discontinued Operations provided $1,201 of cash compared to $263 of cash used during the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our focus on maintaining financial flexibility allowed us to maximize our opportunities over the past two years and establish a ten-year high for our liquidity. As of March 31, 2009, our liquidity of $305,562 and our working capital of $306,899 meets our objective to maintain adequate financial resources and access to additional liquidity to execute our vision. The combination of our strong cash position, the availability under our existing Credit Facility, and our future cash flow from operations will allow us to focus on the highest return projects available during uncertain economic times as well as pursue our strategy of diversification as opportunities present themselves.

For the three months ended March 31, 2009, we increased our working capital position, for continuing operations, by $23,810 (8.4 percent) to $306,899 from $283,089 at December 31, 2008. During the three months ended March 31, 2009, the results of our operations were our principal sources of funding. We anticipate that cash on hand, future cash flows from operations and the availability of our revolving credit facility will be sufficient to fund our working capital, capital expenditure, and acquisition objectives for the near term. During the three months ended March 31, 2009, we used cash from operations to fund working capital needs and capital expenditures. We are also evaluating our current and future equipment needs and will be taking action to divest any uncommitted equipment.

Cash Flows

Cash flows provided by (used in) continuing operations by type of activity were as follows for the three months ended March 31, 2009 and 2008:

	2009	2008
Operating activities	$57,103	$35,381
Investing activities	(3,140)	(2,585)
Financing activities	(6,827)	(8,433)

Operating Activities

Operating activities of continuing operations provided $57,103 of cash in the three months ended March 31, 2009, compared to cash provided of $35,381 in same period in 2008. Cash provided by operating activities increased $21,722 primarily due to:

•
cash provided by net earnings, adjusted for non-cash charges of $3,750, and an increase in cash flow from the change in working capital accounts of $20,574, primarily attributable to the decrease in accounts receivable and contract cost and recognized income not yet billed, partially offset by

•	a decrease in the cash consumed by continuing operations of $2,892.

Investing Activities

Investing activities of continuing operations used $3,140 of cash in the three months ended March 31, 2009, compared to a use of cash of $2,585 during the same period in 2008. Cash used by investing activities increased $555 primarily due to:

•	rebates from purchases of property, plant, and equipment of $916 in 2008, as compared to no rebates received during the three months ended March 31, 2009, partially offset by

•	a decrease in the purchases of property, plant, and equipment during the three months ended March 31, 2009 of $371.

Financing Activities

Financing activities of continuing operations used $6,827 of cash in the three months ended March 31, 2009 compared to $8,433 in the same period in 2008. Significant transactions impacting cash flows from financing activities were primarily $2,363 of cash used to repay capital lease obligations in the three months ended March 31, 2009, as compared to $3,624 during the same period in 2008.

Additional Source of Capital

2007 Credit Facility

The $50,000 of unutilized cash borrowing capacity under our senior secured revolving credit facility (“2007 Credit Facility”) is included in our liquidity position as of March 31, 2009. The limited availability of credit in the market has not affected our credit facility; nor do we believe that it will impact our ability to access surety bonding in the future.

 See Note 6 – Long-term Debt for further discussion of the 2007 Credit Facility.

Capital Requirements

During the three months ended March 31, 2009, continuing operations provided cash of $57,103. We believe that our improved financial results combined with our financial management will ensure sufficient cash to meet our capital requirements for continuing operations. We will continue to evaluate capital leases as a means to acquire equipment such that we maintain financial flexibility and whenever favorable rates are available. As such, we are focused on the following significant capital requirements:

•	providing working capital for projects in process and those scheduled to begin;

•	pursuing additional acquisitions that will allow us to expand our service offering;

•	funding our 2009 capital budget of approximately $23,200; of which $13,486 has been committed to date; and

•	funding installment payments to the government related to fines and profit disgorgement.

We could potentially use some of our cash to repurchase our convertible notes.

We believe that we will be able to support our ongoing working capital needs through our cash on hand, our operating cash flows and the availability of the cash borrowings under the 2007 Credit Facility, although we may be required to access the capital markets in the event we complete any significant acquisitions.

Contractual Obligations

As of March 31, 2009, we had aggregate convertible note principal outstanding of $91,407. In addition, we have entered into various capital leases of construction equipment and property resulting in aggregate capital lease obligations of $32,438 at March 31, 2009.

Other contractual obligations and commercial commitments, as detailed in our annual report on Form 10-K for the year ended December 31, 2008, did not materially change except for payments made in the normal course of business.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 – New Accounting Pronouncements in the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q for a summary of recently issued accounting standards.

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes “forward-looking statements.” All statements, other than statements of historical facts, included or incorporated by reference in this Quarterly Report that address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), oil, gas, gas liquids and power prices, demand for our services, the amount and nature of future investments by governments, expansion and other development trends of the oil, gas, power, refining and petrochemical industries, business strategy, expansion and growth of our business and operations, the outcome of government investigations and legal proceedings and other such matters are forward-looking statements. These forward-looking statements are based on assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties. As a result, actual results could differ materially from our expectations. Factors that could cause actual results to differ from those contemplated by our forward-looking statements include, but are not limited to, the following:

•	curtailment of capital expenditures and the unavailability of project funding in the oil, gas, power, refining and petrochemical industries;

•	disruptions or delays in project awards or our performance on existing projects resulting from a possible global flu pandemic;

•	increased capacity and decreased demand for our services in the more competitive industry segments that we serve;

•	reduced creditworthiness of our customer base and higher risk of non-payment of receivables;

•	inability to lower our cost structure to remain competitive in the market;

•	inability of the energy service sector to reduce costs in the short term to a level where our customer’s project economics support a reasonable level of development work;

•	inability to predict the length and breadth of the current economic downturn, which results in staffing below the level required when the market recovers;

•	reduction of services to existing and prospective clients as they bring historically out-sourced services back in-house to preserve intellectual capital and minimize layoffs;

•
the consequences we may encounter if we fail to comply with the terms and conditions of our final settlements with the Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”), including the imposition of civil or criminal fines, penalties, enhanced monitoring arrangements, or other sanctions that might be imposed by the DOJ and SEC;

•
the issues we may encounter upon the appointment of the federal monitor as provided for in our Deferred Prosecution Agreement with the DOJ and any changes in our business practices which the monitor may require;

•
the commencement by foreign governmental authorities of investigations into the actions of our current and former employees, and the determination that such actions constituted violations of foreign law;

•
difficulties we may encounter in connection with the previous sale and disposition of our Nigeria assets and Nigeria based operations, including obtaining indemnification for any losses we may experience if, due to the non-performance of the purchaser of these assets, claims are made against any parent company guarantees we provided, to the extent those guarantees may be determined to have continued validity;

•	the dishonesty of employees and/or other representatives or their refusal to abide by applicable laws and our established policies and rules;

•	adverse weather conditions not anticipated in bids and estimates;

•	project cost overruns, unforeseen schedule delays, and the application of liquidated damages;

•
the occurrence during the course of our operations of accidents and injuries to our personnel, as well as to third parties, that negatively affect our safety record, which is a factor used by many clients to pre-qualify and otherwise award work to contractors in our industry;

•	cancellation of projects, in whole or in part;

•	failing to realize cost recoveries on claims or change orders from projects completed or in progress within a reasonable period after completion of the relevant project;

•	political or social circumstances impeding the progress of our work and increasing the cost of performance;

•	failure to obtain the timely award of one or more projects;

•	inability to identify and acquire suitable acquisition targets on reasonable terms;

•	inability to hire and retain sufficient skilled labor to execute our current work, our work in backlog and future work we have not yet been awarded;

•	inability to execute cost-reimbursable projects within the target cost, thus eroding contract margin and, potentially contract income on any such project;

•	inability to obtain sufficient surety bonds or letters of credit;

•	inability to obtain adequate financing;

•	loss of the services of key management personnel;

•	the demand for energy moderating or diminishing;

•	downturns in general economic, market or business conditions in our target markets;

•	changes in and interpretation of U.S. and foreign tax laws that impact the Company’s worldwide provision for income taxes and effective income tax rate;

•	the potential adverse effect on our operating results if our non-U.S. operations became taxable in the United States;

•	changes in applicable laws or regulations, or changed interpretations thereof;

•	changes in the scope of our expected insurance coverage;

•	inability to manage insurable risk at an affordable cost;

•	enforceable claims for which we are not fully insured;

•	incurrence of insurable claims in excess of our insurance coverage;

•	the occurrence of the risk factors described in our periodic filings with the SEC; and

•	other factors, most of which are beyond our control.

Consequently, all of the forward-looking statements made or incorporated by reference in this Quarterly Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the consequences for, or effects on, our business or operations that we anticipate today. We assume no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise.

Unless the context otherwise requires, all references in this Quarterly Report to “Willbros,” the “Company,” “we,” “us” and “our” refer to Willbros Group, Inc., its consolidated subsidiaries and their predecessors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk is our exposure to changes in non-U.S. currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent, we are unable to match non-U.S. currency revenue with expenses in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at March 31, 2009 and 2008 or during the three months then ended.

The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable, and accrued liabilities shown in the Condensed Consolidated Balance Sheets approximated fair value at March 31, 2009, due to the generally short maturities of these items. At March 31, 2009, our investments were primarily in short-term dollar denominated bank deposits with maturities of a few days, or in longer-term deposits where funds can be withdrawn on demand without penalty. We have the ability and expect to hold our investments to maturity.

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. At March 31, 2009, our only indebtedness subject to variable interest rates is certain capital lease obligations.

ITEM 4. CONTROLS AND PROCEDURES

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 we have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of March 31, 2009 to (1) provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended March 31, 2009.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2008, and Note 11 – Contingencies, Commitments, and Other Circumstances of our “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Form 10-Q, which information from Note 11 as to legal proceedings is incorporated by reference herein.

Item 1A. Risk Factors

There have been no material changes to the risk factors involving us from those previously disclosed in Item 1A of Part 1 in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of our common stock by us during the quarter ended March 31, 2009:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs

January 1, 2009 – January 31, 2009	12,564	$9.27	-	-
February 1, 2009 – February 28, 2009	-	-	-	-
March 1, 2009 – March 31, 2009	6,923	7.98	-	-
Total	19,487	$8.81	-	-

(1)
Shares of common stock acquired from certain of our officers and key employees under the share withholding provisions of our 1996 Stock Plan for the payment of taxes associated with the vesting of shares of restricted stock granted under such plan.

(2)
The price paid per common share represents the closing sales price of a share of our common stock, as reported in the New York Stock Exchange composite transactions, on the day that the stock was acquired by us.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Willbros Group, Inc., a Delaware corporation (the “Company”), was organized to enable its predecessor registrant and now its wholly-owned subsidiary Willbros Group, Inc., a Republic of Panama corporation (“Willbros Panama”), to complete a corporate reorganization resulting in its change in domicile from the Republic of Panama to Delaware. On March 3, 2009, Willbros Panama effected the reorganization pursuant to an Agreement and Plan of Merger, dated December 10, 2008 (the “Merger Agreement”), among Willbros Panama, the Company and Willbros Merger, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), whereby Merger Sub was merged with and into Willbros Panama, with Willbros Panama continuing as the surviving entity and becoming a wholly-owned subsidiary of the Company. The Merger Agreement was approved and adopted by the requisite vote of stockholders at the special meeting of the stockholders of Willbros Panama held in Panama City, Panama on February 2, 2009 (the “Special Meeting”).

There were present at the Special Meeting, in person or by proxy, stockholders holding 31,542,811 shares of Willbros Panama common stock, or 80.58% of the total stock outstanding and entitled to vote at the Special Meeting. Regarding the proposal to approve the Merger Agreement, 31,428,615 shares (or 80.29% of the total shares outstanding and entitled to vote) were voted FOR the proposal, 100,526 shares (or 0.26%) AGAINST, and 13,670 shares (or 0.03%) ABSTAINED. There were no broker non-votes. No other matters were voted upon at the Special Meeting.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

2
Agreement and Plan of Merger dated December 10, 2008, among Willbros Group, Inc., a Delaware corporation, Willbros Group, Inc., a Republic of Panama corporation, and Willbros Merger, Inc., a Delaware corporation (filed as Annex A to the proxy statement/prospectus included in our Registration Statement on Form S-4, Registration No. 333-155281).

3.1	Certificate of Incorporation of Willbros Group, Inc., a Delaware corporation (filed as Exhibit 3.1 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

3.2	Bylaws of Willbros Group, Inc., a Delaware corporation (filed as Exhibit 3.2 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

4.1	Form of stock certificate for Common Stock, par value $0.05, of Willbros Group, Inc., a Delaware corporation.

4.2
Second Supplemental Indenture dated as of March 3, 2009, among Willbros Group, Inc., a Republic of Panama corporation, Willbros Group, Inc., a Delaware corporation, and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to JP Morgan Chase Bank, N.A.), as trustee (filed as Exhibit 4.1 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

4.3
Second Supplemental Indenture dated as of March 3, 2009, among Willbros Group, Inc., a Republic of Panama corporation, Willbros Group, Inc., a Delaware corporation, Willbros United States Holdings, Inc., a Delaware corporation (formerly known as Willbros USA, Inc.), and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee (filed as Exhibit 4.2 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

4.4
First Amendment to Rights Agreement dated as of February 20, 2009, between Willbros Group, Inc., a Republic of Panama corporation, and Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services, L.L.C.), as Rights Agent (filed as an Exhibit to our Amendment No. 1 to Registration Statement on Form 8-A/A, dated February 23, 2009).

4.5
Warrant Assumption Agreement dated as of January 30, 2009, between Willbros Group, Inc., a Republic of Panama corporation, and Willbros Group, Inc., a Delaware corporation (filed as Exhibit 10.3 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

10.1
Supplement No. 3 to Credit Agreement dated March 3, 2009, among Willbros United States Holdings, Inc., a Delaware corporation (formerly known as Willbros USA, Inc.), as borrower, Willbros Group, Inc., a Delaware corporation, and Calyon New York Branch, as Administrative Agent, Collateral Agent and Issuing Bank (filed as Exhibit 10.1 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

10.2
Assumption and General Amendment of Employee Stock Plan and Directors’ Stock Plans and General Amendment of Employee Benefit Programs of Willbros Group, Inc. dated March 3, 2009, between Willbros Group, Inc., a Panama corporation, and Willbros Group, Inc., a Delaware corporation (filed as Exhibit 10.2 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

10.3	Amendment Number 8 to Willbros Group, Inc. 1996 Stock Plan dated March 12, 2009.

10.4	Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (for awards granted on or after March 12, 2009).

10.5	Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (for awards granted on or after March 12, 2009).

10.6	Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (for awards granted on or after March 12, 2009).

10.7	Form of Restricted Stock Rights Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (for awards granted on or after March 12, 2009).

10.8	Separation Agreement and Release dated March 31, 2009, between Willbros United States Holdings, Inc. and John (“Jay”) T. Dalton.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLBROS GROUP, INC.

Date: May 6, 2009	By:	/s/ Van A. Welch
Van A. Welch
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

Exhibit Number	Description

2
Agreement and Plan of Merger dated December 10, 2008, among Willbros Group, Inc., a Delaware corporation, Willbros Group, Inc., a Republic of Panama corporation, and Willbros Merger, Inc., a Delaware corporation (filed as Annex A to the proxy statement/prospectus included in our Registration Statement on Form S-4, Registration No. 333-155281).

3.1	Certificate of Incorporation of Willbros Group, Inc., a Delaware corporation (filed as Exhibit 3.1 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

3.2	Bylaws of Willbros Group, Inc., a Delaware corporation (filed as Exhibit 3.2 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

4.1	Form of stock certificate for Common Stock, par value $0.05, of Willbros Group, Inc., a Delaware corporation.

4.2
Second Supplemental Indenture dated as of March 3, 2009, among Willbros Group, Inc., a Republic of Panama corporation, Willbros Group, Inc., a Delaware corporation, and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to JP Morgan Chase Bank, N.A.), as trustee (filed as Exhibit 4.1 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

4.3
Second Supplemental Indenture dated as of March 3, 2009, among Willbros Group, Inc., a Republic of Panama corporation, Willbros Group, Inc., a Delaware corporation, Willbros United States Holdings, Inc., a Delaware corporation (formerly known as Willbros USA, Inc.), and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee (filed as Exhibit 4.2 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

4.4
First Amendment to Rights Agreement dated as of February 20, 2009, between Willbros Group, Inc., a Republic of Panama corporation, and Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services, L.L.C.), as Rights Agent (filed as an Exhibit to our Amendment No. 1 to Registration Statement on Form 8-A/A, dated February 23, 2009).

4.5
Warrant Assumption Agreement dated as of January 30, 2009, between Willbros Group, Inc., a Republic of Panama corporation, and Willbros Group, Inc., a Delaware corporation (filed as Exhibit 10.3 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

10.1
Supplement No. 3 to Credit Agreement dated March 3, 2009, among Willbros United States Holdings, Inc., a Delaware corporation (formerly known as Willbros USA, Inc.), as borrower, Willbros Group, Inc., a Delaware corporation, and Calyon New York Branch, as Administrative Agent, Collateral Agent and Issuing Bank (filed as Exhibit 10.1 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

10.2
Assumption and General Amendment of Employee Stock Plan and Directors’ Stock Plans and General Amendment of Employee Benefit Programs of Willbros Group, Inc. dated March 3, 2009, between Willbros Group, Inc., a Panama corporation, and Willbros Group, Inc., a Delaware corporation (filed as Exhibit 10.2 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

10.3	Amendment Number 8 to Willbros Group, Inc. 1996 Stock Plan dated March 12, 2009.

10.4	Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (for awards granted on or after March 12, 2009).

10.5	Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (for awards granted on or after March 12, 2009).

10.6	Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (for awards granted on or after March 12, 2009).

10.7	Form of Restricted Stock Rights Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (for awards granted on or after March 12, 2009).

10.8	Separation Agreement and Release dated March 31, 2009, between Willbros United States Holdings, Inc. and John (“Jay”) T. Dalton.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.