Form 10-Q
period 2009-06-30
Willbros Group, Inc.\NEW\
filed 2009-08-06
CIK 1449732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______

Commission file number 1-11953

Willbros Group, Inc.
 (Exact name of registrant as specified in its charter)

Delaware	30-0513080
(Jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

4400 Post Oak Parkway
Suite 1000
Houston, TX  77027
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

The number of shares of the registrant’s Common Stock, $.05 par value, outstanding as of August 1, 2009 was 39,623,895.

WILLBROS GROUP, INC.
FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2009

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$245,392	$207,864
Accounts receivable, net	204,159	189,968
Contract cost and recognized income not yet billed	22,671	64,499
Prepaid expenses	18,325	13,427
Parts and supplies inventories	4,201	3,367
Assets of discontinued operations	10	2,686
Total current assets	494,758	481,811

Property, plant and equipment, net	137,553	149,988
Goodwill	80,887	80,365
Other intangible assets	35,193	39,786
Deferred tax assets	28,208	30,104
Other assets	2,497	5,290
Total assets	$779,096	$787,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	$5,582	$9,688
Notes payable and current portion of other long-term debt	-	1,090
Current portion of government obligations	6,575	6,575
Accounts payable and accrued liabilities	132,145	155,305
Contract billings in excess of cost and recognized income	28,912	18,289
Accrued income taxes	-	5,089
Liabilities of discontinued operations	125	609
Total current liabilities	173,339	196,645

Capital lease obligations	10,674	25,186
Long-term debt	86,007	84,550
Long-term portion of government obligations	6,575	13,150
Long-term liability for unrecognized tax benefits	6,535	6,232
Deferred tax liabilities	16,944	17,446
Total liabilities	300,074	343,209

Contingencies and commitments (Note 11)

Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000
shares authorized, none issued	-	-
Common stock, par value $.05 per share, 70,000,000 shares
authorized; 40,036,216 shares issued at June 30, 2009 (39,574,220 at December 31, 2008)	2,001	1,978
Additional Paid-In Capital	601,455	595,640
Accumulated deficit	(118,216)	(142,611)
Treasury stock at cost, 456,084 shares at June 30, 2009
(387,719 at December 31, 2008)	(8,372)	(8,015)
Accumulated other comprehensive income	698	(4,436)
Total Willbros Group, Inc. stockholders’ equity	477,566	442,556
Noncontrolling interest	1,456	1,579
Total stockholders’ equity	479,022	444,135
Total liabilities and equity	$779,096	$787,344

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Contract revenue	$354,483	$467,717	$818,408	$959,351

Operating expenses:
Contract	311,456	400,292	719,243	825,599
Amortization of intangibles	2,005	2,586	4,593	5,242
General and administrative	22,128	28,434	49,583	56,801
	335,589	431,312	773,419	887,642
Operating income	18,894	36,405	44,989	71,709

Other income (expense):
Interest income	674	787	1,273	1,793
Interest expense	(2,685)	(3,120)	(5,389)	(6,509)
Other, net	(217)	573	108	146
	(2,228)	(1,760)	(4,008)	(4,570)
Income from continuing operations
before income taxes	16,666	34,645	40,981	67,139

Provision for income taxes	5,675	14,576	13,915	28,393
Income from continuing operations before noncontrolling interest	10,991	20,069	27,066	38,746
Less: Income attributable to noncontrolling interest	(423)	(563)	(1,171)	(1,020)
Income from continuing operations attributable to Willbros Group, Inc.	10,568	19,506	25,895	37,726
Income (loss) from discontinued operations net of provision for income taxes	(1,660)	(736)	(1,500)	1,823
Net income attributable to Willbros Group, Inc.	$8,908	$18,770	$24,395	$39,549

Basic income per share attributable to Company shareholders:
Income from continuing operations	$0.27	$0.51	$0.67	$0.99
Income (loss) from discontinued operations	(0.04)	(0.02)	(0.04)	0.05
Net income	$0.23	$0.49	$0.63	$1.04

Diluted income per share attributable to Company shareholders:
Income from continuing operations	$0.27	$0.49	$0.66	$0.95
Income (loss) from discontinued operations	(0.04)	(0.02)	(0.03)	0.04
Net income	$0.23	$0.47	$0.63	$0.99

Weighted average number of common shares
outstanding:
Basic	38,684,446	38,378,246	38,624,192	38,197,763
Diluted	43,729,642	43,874,031	43,640,878	43,971,979

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(Unaudited)

							Total
						Accumulated	Willbros
	Common Stock		Additional			Other	Group, Inc.	Non-	Total
		Par	Paid-In	Accumulated	Treasury	Comprehensive	Stockholders’	controlling	Stockholders’
	Shares	Value	Capital	Deficit	Stock	Income (Loss)	Equity	Interest	Equity(1)

Balance, December 31, 2008	39,574,220	$1,978	$579,577	$(129,449)	$(8,015)	$(4,436)	$439,655	$-	$439,655
Cumulative effect of adoption of new accounting principles	-	-	16,063	(13,162)	-	-	2,901	1,579	4,480
Balance, January 1, 2009, as adjusted (1)	39,574,220	1,978	595,640	(142,611)	(8,015)	(4,436)	442,556	1,579	444,135

Net income	-	-	-	24,395	-	-	24,395	1,171	25,566
Foreign currency translation adjustment	-	-	-	-	-	5,134	5,134	-	5,134
Total comprehensive income (loss)	-	-	-	-	-	-	29,529	-	30,700

Dividend declared and distributed to noncontrolling interest	-	-	-	-	-	-	-	(1,294)	(1,294)
Deferred compensation (excluding tax benefit)	-	-	6,950	-	-	-	6,950	-	6,950
Deferred compensation tax benefit	-	-	(1,448)	-	-	-	(1,448)	-	(1,448)
Restricted stock grants	407,797	20	(20)	-	-	-	-	-	-
Vesting of restricted stock rights	37,699	2	(2)	-	-	-	-	-	-
Exercise of stock options	16,500	1	335	-	-	-	336	-	336
Additions to treasury stock	-	-	-	-	(357)	-	(357)	-	(357)
Balance, June 30, 2009	40,036,216	$2,001	$601,455	$(118,216)	$(8,372)	$698	$477,566	$1,456	$479,022
(1) Total stockholders’ equity as of January 1, 2009 has been restated to reflect all applicable prior periods for the adoption of FSP No. APB 14-1 and SFAS No. 160.

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)
(Unaudited)

	Six Months
	Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income attributable to Willbros	$24,395	$39,549
Income attributable to noncontrolling interest	1,171	1,020
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	1,500	(1,823)
Depreciation and amortization	21,566	22,787
Amortization of debt issue costs	1,577	747
Amortization of deferred compensation, net	6,950	4,517
Loss (gain) on sales of property, plant and equipment	(120)	178
Provision for bad debts	552	1,104
Deferred income tax provision	(672)	821
Non-cash interest expense	1,457	1,402
Deferred compensation tax benefit	1,448	-
Other	-	(123)
Changes in operating assets and liabilities:
Accounts receivable, net	(11,408)	(29,733)
Contract cost and recognized income not yet billed	42,456	2,487
Prepaid expenses	(4,893)	592
Parts and supplies inventories	(760)	(708)
Other assets	1,374	407
Accounts payable and accrued liabilities	(24,568)	15,225
Accrued income taxes	(4,846)	1,398
Contract billings in excess of cost and recognized income	10,603	1,239
Long-term liabilities for unrecognized tax benefit	185	240
Cash provided by operating activities of continuing operations	67,967	61,326
Cash provided by (used in) operating activities of
discontinued operations	(79)	2,592
Cash provided by operating activities	67,888	63,918
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	5,101	1,401
Rebates from purchases of property, plant and equipment	-	1,915
Purchases of property, plant and equipment	(6,659)	(13,749)
Payments for principal business purchased	-	846
Cash used in investing activities of continuing operations	(1,558)	(9,587)
Cash used in investing activities of discontinued operations	-	-
Cash used in investing activities	(1,558)	(9,587)
Cash flows from financing activities:
Payments of government fines	(6,575)	(12,575)
Payments on capital leases	(18,817)	(6,845)
Repayment of notes payable	(1,062)	(6,026)
Acquisition of treasury stock	(357)	(1,119)
Proceeds from exercise of stock options	336	684
Costs of public offering of common stock	-	(251)
Costs of debt issues	(150)	(166)
Deferred compensation tax benefit	(1,448)	-
Dividend declared and distributed to noncontrolling interest	(1,294)	(1,137)
Cash used in financing activities of continuing operations	(29,367)	(27,435)
Cash used in financing activities of discontinued operations	-	-
Cash used in financing activities	(29,367)	(27,435)
Effect of exchange rate changes on cash and cash equivalents	565	(573)
Cash provided by all activities	37,528	26,323
Cash and cash equivalents, beginning of period	207,864	92,886
Cash and cash equivalents, end of period	$245,392	$119,209

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)
(Unaudited)

	Six Months
	Ended June 30,
	2009	2008

Supplemental disclosures of cash flow information:
Cash paid for interest (including discontinued operations)	$3,418	$4,337
Cash paid for income taxes (including discontinued operations)	$17,991	$25,843

Supplemental non-cash investing and financing transactions:
Equipment and property obtained by capital leases	$-	$17,874
Prepaid insurance obtained by note payable	$-	$12,754
Common stock issued for conversion of 2.75% convertible senior notes	$-	$8,643
Deposit applied to capital lease obligation	$-	$1,432

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

1.    The Company and Basis of Presentation

Willbros Group, Inc., a Delaware corporation, and all of its majority-owned subsidiaries (the “Company,” “Willbros” or “WGI”) is an independent international contractor serving the oil, gas and power industries; government entities; and the refinery and petrochemical industries. The Company’s principal markets for continuing operations are the United States, Canada and Oman. The Company obtains its work through competitive bidding and through negotiations with prospective clients. Contract values may range from several thousand dollars to several hundred million dollars and contract durations range from a few weeks to more than two years.

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2008, which has been derived from audited consolidated financial statements, and the unaudited interim Condensed Consolidated Financial Statements as of June 30, 2009, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The Company believes the presentations and disclosures herein are adequate to make the information not misleading. Certain prior period amounts have been reclassified to be consistent with current presentation. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s December 31, 2008 audited Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of management, the unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary to present fairly the financial position as of June 30, 2009, the results of operations and cash flows of the Company for all interim periods presented, and stockholders’ equity for the six months ended June 30, 2009. The results of operations and cash flows for the six months ended June 30, 2009 are not necessarily indicative of the operating results and cash flows to be achieved for the full year.

The Condensed Consolidated Financial Statements include certain estimates and assumptions by management. These estimates and assumptions relate to the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenue and expense during the periods. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment, goodwill and parts and supplies inventories; quantification of amounts recorded for contingencies, tax accruals and certain other accrued liabilities; valuation allowances for accounts receivable and deferred income tax assets; and revenue recognition under the percentage-of-completion method of accounting, including estimates of progress toward completion and estimates of gross profit or loss accrual on contracts in progress. The Company bases its estimates on historical experience and other assumptions that it believes relevant under the circumstances. Actual results could differ from those estimates.

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

As discussed in Note 8 – Segment Information, the Company has realigned its business segments to reflect changes that management has made in its organization.

As of June 30, 2009 and December 31, 2008, respectively, the Company had $0 and $1,000 of cash and cash equivalents committed to specific project uses.

For interim financial reporting, the Company records the tax provision based on its estimate of the effective tax rate for the year. The Company has projected its annual estimated effective income tax rate to be 35 percent for 2009.

The carrying value of financial instruments does not materially differ from fair value.

The Company has evaluated subsequent events through August 5, 2009, the date of issuance of the condensed consolidated financial statements.

Discontinued Operations

In connection with the sale of the Company’s assets and operations in Venezuela in 2006, the Company received $3,300 in the form of a commitment from the buyer to pay this remaining sale balance before December 4, 2013. During the second quarter of 2009, the nationalization of several oil-field service contractors in Venezuela made the collection of the outstanding commitment highly unlikely.  Accordingly, the Company wrote off the net book value of the note, resulting in a charge of $1,750 to discontinued operations.

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

SFAS No. 160

In December 2007, the FASB released Statements of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No 160”). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interests of noncontrolling owners and the interest of the parent. The majority of the Company’s noncontrolling interest relates to its operations in Oman. As of December 31, 2008, noncontrolling interest was included in accounts payable and accrued liabilities on the balance sheet and within contract cost on the statement of operations. Upon adoption on January 1, 2009, the presentation and disclosure requirements of SFAS No. 160 were applied retrospectively for all periods presented in which the noncontrolling interest was reclassified to equity and consolidated net income was adjusted to include net income attributed to the noncontrolling interest.

The following table sets forth the effect of the retrospective application of FSP No. APB 14-1 and SFAS No. 160 on previously reported line items.

Consolidated Statement of Operations:

	Three Months Ended		Six Months Ended
	June 30, 2008		June 30, 2008
	Originally	As	Originally	As
	Reported	Adjusted	Reported	Adjusted

Interest expense	$(2,652)	$(3,120)	$(5,187)	$(6,509)

Net income	19,338	19,333	41,002	40,569
Net income attributable to noncontrolling interest	-	(563)	-	(1,020)
Net income attributable to Company	19,338	18,770	41,002	39,549

Basic income per share	$0.50	-	$1.08	-
Basic income per share to Company shareholders	-	$0.49	-	$1.04
Dilutive income per share	$0.47	-	$0.99	-
Dilutive income per share to Company shareholders	-	$0.47	-	$0.99

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

2.    New Accounting Pronouncements (continued)

Consolidated Balance Sheets:

	December 31, 2008	January 1, 2009
	Originally Reported	As Adjusted

Other Assets	$6,191	$5,290
2.75% convertible senior notes	59,357	53,652
6.5% senior convertible notes	32,050	30,898
Deferred tax liability	14,703	17,446
Additional paid-in capital	579,577	595,640
Accumulated Deficit	(129,449)	(142,611)

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

FSP No. FAS No. 157-1

In February 2008, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which removes certain  leasing transactions from the scope of SFAS No. 157, and FSP Financial Accounting Standard 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Beginning January 1, 2009, the Company adopted the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination. The Company’s adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.

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

In April 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP No. SFAS 141(R)-1”). FSP No. SFAS 141-1(R)-1 applies to all assets acquired and all liabilities assumed in a business combination that arise from contingencies. The SFAS states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date if the following criteria, consistent with FAS No. 5, “Accounting for Contingencies,” are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. This FSP is effective for all business acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the provisions of SFAS No. 141(R) and FSP No. SFAS 141(R)-1 for business combinations with an acquisition date on or after January 1, 2009.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

2.    New Accounting Pronouncements (continued)

SFAS No. 165

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The Company adopted SFAS No. 165 for the quarter ended June 30, 2009. Adoption did not have a material effect on the Company’s condensed consolidated financial statements.

SFAS No. 167

In April 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. SFAS No. 167 is effective for annual reporting periods beginning after November 15, 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 167 on its condensed consolidated financial statements.

3.   Contracts in Progress

Contract cost and recognized income not yet billed on uncompleted contracts arise when revenue has been recorded; however the amounts cannot be billed under the terms of the contracts. Contract billings in excess of cost and recognized income arise when billed amounts exceed revenue recorded. Amounts are billable to customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract. Also included in contract cost and recognized income not yet billed on uncompleted contracts are amounts the Company seeks to collect from customers for change orders approved in scope but not for price associated with that scope change (unapproved change orders). Revenue for these amounts is recorded equal to the lesser of the expected revenue or cost incurred when realization of price approval is probable. Unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded unapproved change orders may be made in the near-term. If the Company does not successfully resolve these matters, a reduction in revenue may be required to amounts that have been previously recorded.

Contract cost and recognized income not yet billed and related amounts billed as of June 30, 2009 and December 31, 2008 were as follows:

	June 30,	December 31,
	2009	2008

Cost incurred on contracts in progress	$1,487,735	$1,576,037
Recognized income	185,179	180,830
	1,672,914	1,756,867
Progress billings and advance payments	(1,679,155)	(1,710,657)
	$(6,241)	$46,210

Contract cost and recognized income not yet billed	$22,671	$64,499
Contract billings in excess of cost and recognized income	(28,912)	(18,289)
	$(6,241)	$46,210

Contract cost and recognized income not yet billed includes $523 and $218 at June 30, 2009, and December 31, 2008, respectively, on completed contracts.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

4.    Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2009, by business segment, are detailed below:

	Upstream Oil & Gas	Downstream Oil & Gas	Consolidated
Balance as of December 31, 2008	$11,142	$69,223	$80,365
Translation adjustments and other	522	-	522
Balance as of June 30, 2009	$11,664	$69,223	$80,887

The Company’s intangible assets as of June 30, 2009 were as follows:

	Customer Relationships	Backlog	Total
Balance as of December 31, 2008	$36,869	$2,917	$39,786
Amortization	(1,676)	(2,917)	(4,593)
Balance as of June 30, 2009	$35,193	$-	$35,193
Weighted Average Remaining Amortization Period	10.5 yrs

Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 1.5 to 12.1 years.

Amortization expense included in net income for the three and six months ended June 30, 2009 was $2,005 and $4,593, respectively. Estimated amortization expense for the remainder of 2009 and each of the subsequent five years and thereafter is as follows:

Fiscal year:
2009	$1,676
2010	3,352
2011	3,352
2012	3,352
2013	3,352
2014	3,352
Thereafter	16,757
Total amortization	$35,193

5.    Government Obligations

Government obligations represent amounts due to government entities, specifically the United States Department of Justice (“DOJ”) and the SEC, in settlement of the investigations involving violations of the Foreign Corrupt Practices Act (the “FCPA”) and violations of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These investigations stem primarily from the Company’s former operations in Bolivia, Ecuador and Nigeria. In May 2008, the Company reached final agreements with the DOJ and the SEC to settle their investigations. As previously disclosed, the agreements provided for an aggregate payment of $32,300. The Company will pay $22,000 in fines to the DOJ related to the FCPA violations, consisting of $10,000 paid on signing and $4,000 annually for three years thereafter, with no interest due on unpaid amounts. The Company will pay $10,300 to the SEC, consisting of $8,900 of profit disgorgement and $1,400 of pre-judgment interest, payable in four equal installments of $2,575 with the first installment paid on signing and annually for three years thereafter. Post-judgment interest will be payable on the outstanding $7,725.

During the twelve months ended December 31, 2008, $12,575 of the aggregate obligation was satisfied, which consisted of the initial $10,000 payment to the DOJ and the first installment of $2,575 to the SEC, inclusive of all pre-judgment interest.

On May 25, 2009 and May 27, 2009, the Company made its second installment payments in the amounts of $4,000 and $2,575, plus post-judgment interest, to the DOJ and SEC, respectively. The remaining aggregate obligation of $13,150 has been classified on the Consolidated Balance Sheets as $6,575 in “Current portion of government obligations” and $6,575 in “Long-term portion of government obligations.” This division is based on payment terms that provide for two remaining equal installments of $2,575 and $4,000 to the SEC and DOJ, respectively.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

6.    Long-term Debt

Long-term debt as of June 30, 2009 and December 31, 2008 was as follows:

	June 30, 2009	December 31, 2008

Capital lease obligations	$16,256	$34,874
2.75% convertible senior notes, net	54,839	53,652
6.5% senior convertible notes, net	31,168	30,898
Other obligations	-	27
2007 Credit Facility	-	-
Total long-term debt	102,263	119,451
Less: current portion	(5,582)	(9,715)
Long-term debt, net	$96,681	$109,736

2007 Credit Facility

On November 20, 2007, the Company entered into a credit agreement (the “Credit Agreement”), among Willbros United States Holdings, Inc. (“WUSH”), a subsidiary of the Company (formerly known as Willbros USA, Inc.), as borrower, the Company and certain of its subsidiaries as guarantors (collectively, the “Loan Parties”), and a group of lenders (the “Lenders”) led by Calyon New York Branch (“Calyon”). The Credit Agreement provides for a three-year senior secured $150,000 revolving credit facility due November 2010 (the “2007 Credit Facility”). The Company has the option, subject to obtaining commitments from one or more lenders and Calyon’s consent, to increase the size of the 2007 Credit Facility to $200,000 within the first two years of the closing date of the 2007 Credit Facility. The Company does not anticipate requesting this increase in 2009. The Company is able to utilize 100 percent of the 2007 Credit Facility to obtain performance letters of credit and 33.3 percent of the facility for cash advances for general corporate purposes and financial letters of credit. The 2007 Credit Facility is secured by substantially all of the assets of the Loan Parties, as well as a pledge of 100 percent of the equity interests of WUSH and each of the Company’s other material U.S. subsidiaries and 65 percent of the equity interests of Willbros Global Holdings, Inc.

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

A default under the Credit Agreement may be triggered by events such as a failure to comply with financial covenants or other covenants under the Credit Agreement, a failure to make payments when due under the Credit Agreement, a failure to make payments when due in respect of or a failure to perform obligations relating to debt obligations in excess of $5,000, a change of control of the Company or certain insolvency proceedings. A default under the Credit Agreement would permit Calyon and the Lenders to restrict the Company’s ability to further access the 2007 Credit Facility for cash advances or letters of credit, require the immediate repayment of any outstanding cash advances with interest and require the cash collateralization of outstanding letter of credit obligations. Unamortized debt issue costs associated with the creation of the 2007 Credit Facility total $794 and $960 and are included in other assets at June 30, 2009 and December 31, 2008, respectively. These costs are being amortized to interest expense over the three-year term of the Credit Facility.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

The 2007 Credit Facility also includes financial covenants relating to maintenance of the following:

•
A minimum net worth in an amount of not less than the sum of $360,039 plus 50 percent of consolidated net income earned in each fiscal quarter ended after December 31, 2007 plus adjustments for certain equity transactions;

•	A maximum leverage ratio of 2.00 to 1.00 for the fiscal quarter ending June 30, 2009 and for each fiscal quarter thereafter;

•	A minimum fixed charge coverage ratio of not less than 3.50 to 1.00 for the fiscal quarter ending June 30, 2009 and for each fiscal quarter thereafter;

•
If the Company’s liquidity during any fiscal quarter falls below $35,000, a maximum capital expenditure ratio of 1.50 to 1.00 (cost of assets added through purchase or capital lease) for such fiscal quarter and for each of the three quarters thereafter.

If any of these covenants were to be violated, it would be considered an event of default entitling the Lenders to terminate the remaining commitment, call all outstanding letters of credit, and accelerate payment of any principal and interest outstanding. At June 30, 2009, the Company was in compliance with all of these covenants.

As of June 30, 2009, there were no borrowings outstanding under the 2007 Credit Facility and there were $8,622 in outstanding letters of credit for projects in continuing operations.

6.5% Senior Convertible Notes

In the fourth quarter of 2005 the Company entered into a purchase agreement (the “6.5% Purchase Agreement”) pursuant to which it sold, between December 2005 and March 2006, $84,500 of aggregate principal amount of its 6.5% Senior Convertible Notes due 2012 (the “6.5% Notes”). The net proceeds of the offering were used to retire existing indebtedness and provide additional liquidity to support working capital needs.

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

Pursuant to the 6.5% Purchase Agreement, the Company and WUSH have agreed to indemnify the Purchasers, their affiliates and agents, against certain liabilities, including liabilities under the Securities Act. The 6.5% Notes currently outstanding are convertible into shares of the Company’s common stock at a conversion rate of 56.9606 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $17.56 per share resulting in 1,825,587 shares at June 30, 2009), subject to adjustment in certain circumstances. The 6.5% Notes are general senior unsecured obligations. Interest is due semi-annually on June 15 and December 15, and began on June 15, 2006.

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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

6.    Long-term Debt (continued)

A covenant in the indenture for the 6.5% Notes prohibits the Company from incurring any additional indebtedness if its consolidated leverage ratio exceeds 4.00 to 1.00. As of June 30, 2009, this covenant would not have precluded the Company from borrowing under the 2007 Credit Facility.

2.75% Convertible Senior Notes

In the first and second quarters of 2004 the Company completed an aggregate offering of $70,000 of 2.75% Convertible Senior Notes (the “2.75% Notes”). The 2.75% Notes are general senior unsecured obligations. Interest is paid semi-annually on March 15 and September 15 and payments began on September 15, 2004. The 2.75% Notes mature on March 15, 2024 unless the notes are repurchased, redeemed or converted earlier. The Company may redeem the 2.75% Notes for cash on or after March 15, 2011, at 100 percent of the principal amount of the notes plus accrued interest. The holders of the 2.75% Notes have the right to require the Company to purchase the 2.75% Notes, including unpaid interest, on March 15, 2011, 2014, and 2019, or upon a change of control related event. On March 15, 2011, or upon a change in control event, the Company must pay the purchase price in cash. On March 15, 2014 and 2019, the Company has the option of providing its common stock in lieu of cash or a combination of common stock and cash to fund purchases. The holders of the 2.75% Notes currently outstanding may, under certain circumstances, convert the notes into shares of the Company’s common stock at an initial conversion ratio of 51.3611 shares of common stock per $1,000.00 principal amount of notes (representing a conversion price of approximately $19.47 per share resulting in 3,048,641 shares at June 30, 2009 subject to adjustment in certain circumstances). The notes will be convertible only upon the occurrence of certain specified events including, but not limited to, if, at certain times, the closing sale price of the Company’s common stock exceeds 120 percent of the then current conversion price, or $23.36 per share, based on the initial conversion price. In the event of a default under any Company credit agreement other than the indenture covering the 2.75% Notes, (1) in which the Company fails to pay principal or interest on indebtedness with an aggregate principal balance of $10,000 or more; or (2) in which indebtedness with a principal balance of $10,000 or more is accelerated, an event of default would result under the 2.75% Notes.

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

6.5% Notes
The debt and equity components recognized for the Company’s 6.5% Notes were as follows:

	June 30, 2009	December 31, 2008
Principal amount of 6.5% Notes	$32,050	$32,050
Unamortized discount	882	1,152
Net carrying amount	31,168	30,898
Additional paid-in capital	3,131	3,131

At June 30, 2009, the unamortized discount had a remaining recognition period of approximately 18 months.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

6.    Long-term Debt (continued)

The amount of interest expense recognized and effective interest rate for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008

Contractual coupon interest	$521	$521	$1,042	$1,042
Amortization of discount	136	125	270	248
Interest expense	$657	$646	$1,312	$1,290

Effective interest rate	8.46%	8.46%	8.46%	8.46%

2.75% Notes
The debt and equity components recognized for the Company’s 2.75% Notes were as follows:

	June 30, 2009	December 31, 2008
Principal amount of 2.75% Notes	$59,357	$59,357
Unamortized discount	4,517	5,705
Net carrying amount	54,840	53,652
Additional paid-in capital	14,235	14,235

At June 30, 2009, the unamortized discount had a remaining recognition period of approximately 21 months.

The amount of interest expense recognized and effective interest rate for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008

Contractual coupon interest	$408	$408	$816	$856
Amortization of discount	599	556	1,187	1,154
Interest expense	$1,007	$964	$2,003	$2,010

Effective interest rate	7.40%	7.40%	7.40%	7.40%

Capital Leases

The Company has entered into multiple capital lease agreements to acquire construction equipment and automobiles. During the three and six months ended June 30, 2009 the Company paid $15,304 to convert capital leases to company owned equipment. The weighted average of interest paid on capital leases is 6.64 percent.

Assets held under capital leases at June 30, 2009 and December 31, 2008 are summarized below:

	June 30, 2009	December 31, 2008

Construction equipment	$23,769	$43,175
Autos, trucks and trailers	2,023	4,090
Total assets held under capital lease	25,792	47,265
Less: accumulated depreciation	(7,315)	(11,167)
Net assets under capital lease	$18,477	$36,098

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

6.    Long-term Debt (continued)

The following are the minimum lease payments for assets financed under capital lease arrangements as of June 30, 2009:

Fiscal year:
2009	$3,376
2010	5,282
2011	3,629
2012	4,746
2013	534
Thereafter	-
Total minimum lease payments under capital leases	17,567
Less: interest expense	(1,318)
Net minimum lease payments under capital leases	16,249
Less: current portion of net minimum lease payments	(5,575)
Long-term net minimum lease payments	$10,674

7.    Income Per Share

Basic income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted income per share is based on the weighted average number of shares outstanding during each period plus the assumed exercise of potentially dilutive stock options and warrants, conversion of convertible debt, and vesting of restricted stock and restricted stock rights less the number of treasury shares assumed to be purchased using the average market price of the Company’s stock for each of the periods presented. The Company’s convertible notes are included in the calculation of diluted income per share under the “if-converted” method. Additionally, diluted income per share for continuing operations is calculated excluding interest expense and amortization of debt issue costs associated with the convertible notes since these notes are treated as if converted into common stock.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

7.    Income Per Share (continued)

Basic and diluted income from continuing operations per common share for the three and six months ended June 30, 2009 and 2008 are computed as follows:

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2009	2008		2009	2008
Income from continuing operations	$10,991	$20,069		$27,066	$38,746
Less: Income attributable to noncontrolling interest	(423)	(563)		(1,171)	(1,020)
Net income from continuing operations attributable to Willbros Group, Inc. (numerator for basic calculation)	10,568	19,506		25,895	37,726
Add: Interest and debt issuance costs associated
with convertible notes	1,199	1,776	(1)	2,815	3,835	(1)
Net income from continuing operations applicable
to common shares (numerator for diluted calculation)	$11,767	$21,282		$28,710	$41,561

Weighted average number of common shares
outstanding for basic income per share	38,684,446	38,378,246		38,624,192	38,197,763
Weighted average number of potentially dilutive
common shares outstanding(2)	5,045,196	5,495,785		5,016,686	5,774,216
Weighted average number of common shares
outstanding for diluted income per share	43,729,642	43,874,031		43,640,878	43,971,979
Income per common share from continuing operations:
Basic	$0.27	$0.51		$0.67	$0.99
Diluted	$0.27	$0.49		$0.66	$0.95

(1) Interest expense for the three and six months ended June 30, 2008 has been adjusted to reflect the additional expense due to adoption of FSP No. APB 14-1.

(2) Excluded from the computation of diluted income per share are options to purchase 207,750 shares of common stock and warrants to purchase 536,925 shares of common stock that were both outstanding during the three and six months ended June 30, 2009 as their effect was antidilutive. There were no shares excluded during the three and six months ended June 30, 2008.

8.    Segment Information

The Company has re-segmented its presentation to reflect the new approach that management is using to evaluate performance within the Company. Previously the Company reported three segments, Upstream Oil & Gas, Downstream Oil & Gas, and Engineering. The Engineering segment has now been merged with the Upstream segment. The Company’s segments are comprised of business units that are managed separately as each has different core competencies which require unique strategies.  The operating segments the Company manages by and reports on are: Upstream Oil & Gas and Downstream Oil & Gas. These segments are based on the industry segments served and operate primarily in the United States, Canada and Oman. Management evaluates the performance of each operating segment based on operating income. The Company’s corporate operations include the management, general & administrative, and financing functions of the organization.  The costs of these functions are allocated between the two operating segments.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

8.    Segment Information (continued)

The following tables reflect the Company’s reconciliation of segment operating results to net income in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008:

For the three months ended June 30, 2009:

	Upstream Oil & Gas	Downstream Oil & Gas	Consolidated

Revenue	$261,389	$93,094	$354,483
Operating expenses	242,409	93,180	335,589
Operating income	$18,980	$(86)	18,894
Other expense			(2,228)
Provision for income taxes			5,675
Income from continuing operations before noncontrolling interest			10,991
Less: Income attributable to noncontrolling interest			(423)
Income from continuing operations attributable to Willbros Group, Inc.			10,568
Income (loss) from discontinued operations net of provision for income taxes			(1,660)
Net income attributable to Willbros Group, Inc.			$8,908

For the three months ended June 30, 2008:

	Upstream Oil & Gas	Downstream Oil & Gas	Consolidated

Revenue	$336,750	$130,967	$467,717
Operating expenses	312,731	118,581	431,312
Operating income	$24,019	$12,386	36,405
Other expense			(1,760)
Provision for income taxes			14,576
Income from continuing operations before noncontrolling interest			20,069
Less: Income attributable to noncontrolling interest			(563)
Income from continuing operations attributable to Willbros Group, Inc.			19,506
Income (loss) from discontinued operations net of provision for income taxes			(736)
Net income attributable to Willbros Group, Inc.			$18,770

For the six months ended June 30, 2009:

	Upstream Oil & Gas	Downstream Oil & Gas	Consolidated

Revenue	$624,891	$193,517	$818,408
Operating expenses	577,142	196,277	773,419
Operating income	$47,749	$(2,760)	44,989
Other expense			(4,008)
Provision for income taxes			13,915
Income from continuing operations before noncontrolling interest			27,066
Less: Income attributable to noncontrolling interest			(1,171)
Income from continuing operations attributable to Willbros Group, Inc.			25,895
Income (loss) from discontinued operations net of provision for income taxes			(1,500)
Net income attributable to Willbros Group, Inc.			$24,395

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

8.	Segment Information (continued)

For the six months ended June 30, 2008:

	Upstream Oil & Gas	Downstream Oil & Gas	Consolidated

Revenue	$728,642	$230,709	$959,351
Operating expenses	673,018	214,624	887,642
Operating income	$55,624	$16,085	71,709
Other expense			(4,570)
Provision for income taxes			28,393
Income from continuing operations before noncontrolling interest			38,746
Less: Income attributable to noncontrolling interest			(1,020)
Income from continuing operations attributable to Willbros Group, Inc.			37,726
Income from discontinued operations net of provision for income taxes			1,823
Net income attributable to Willbros Group, Inc.			$39,549

Total assets by segment as of June 30, 2009 and December 31, 2008 are presented below:

	June 30, 2009	December 31, 2008

Upstream Oil & Gas	$248,301	$379,352
Downstream Oil & Gas	143,206	127,186
Corporate	387,579	278,120
Total segment assets	$779,086	$784,658

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

Stock Ownership Plans

During May 1996, the Company established the Willbros Group, Inc. 1996 Stock Plan (the “1996 Plan”) with 1,125,000 shares of common stock authorized for issuance to provide for awards to key employees of the Company, and the Willbros Group, Inc. Director Stock Plan (the “Director Plan”) with 125,000 shares of common stock authorized for issuance to provide for the grant of stock options to non-employee directors. The number of shares authorized for issuance under the 1996 Plan and the Director Plan was increased to 4,825,000 and 225,000, respectively, by stockholder approval. The Director Plan expired August 16, 2006. In 2006, the Company established the 2006 Director Restricted Stock Plan (the “2006 Director Plan”) with 50,000 shares authorized for issuance to grant shares of restricted stock and restricted stock rights to non-employee directors. The number of shares authorized for issuance under the 2006 Director Plan was increased in 2008 to 250,000 by stockholder approval.

Restricted stock and restricted stock rights, also described collectively as restricted stock units (“RSU’s”), and options granted under the 1996 Plan vest generally over a three to four year period. Options granted under the Director Plan are fully vested. Restricted stock and restricted stock rights granted under the 2006 Director Plan vest one year after the date of grant. At June 30, 2009, the 1996 Plan had 464,528 shares and the 2006 Director Plan had 156,711 shares available for grant. Of the shares available at June 30, 2009, 100,000 shares in the 1996 Stock Plan are reserved for future grants required under employment agreements. Certain provisions allow for accelerated vesting based on increases of share prices and on eligible retirement. Compensation expense of $2,291 and $0, respectively, for the six months ended June 30, 2009 and 2008 and $956 and $0, respectively, for the three months ended June 30, 2009 and 2008 was recognized due to accelerated vesting of RSU’s due to retirements and separation from the Company.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

9.    Stockholders’ Equity (continued)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective application method. Under this method, compensation cost recognized in the three months and six months ended June 30, 2009 and 2008 includes the applicable amounts of: (a) compensation expense of all share-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and previously presented in the pro forma footnote disclosures in the Company’s SEC reports), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R). The Company determines the fair value of stock options as of its grant date using the Black-Scholes valuation method.

Share-based compensation related to RSU’s is recorded based on the Company’s stock price as of the grant date. Expense from both stock options and RSU’s totaled $3,275 and $2,084, respectively, for the three months ended June 30, 2009 and 2008 and $6,950 and $4,517, respectively, for the six months ended June 30, 2009 and 2008.

No options were granted during the three or six months ended June 30, 2009 and 2008. Stock option activity for the six months ended June 30, 2009 consists of:

	Number of Options	Weighted Average Exercise Price

Outstanding at January 1, 2009	333,750	$15.47
Granted	-	-
Exercised	(16,500)	11.11
Forfeited	(55,000)	15.56
Outstanding at June 30, 2009	262,250	$15.72
Exercisable at June 30, 2009	189,750	$14.49

As of June 30, 2009, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $296 and $296, respectively. The weighted average remaining contractual term of outstanding options is 5.86 years and the weighted average remaining contractual term of the exercisable options is 5.45 years at June 30, 2009. The total intrinsic value of options exercised during the six months ended June 30, 2009 and 2008 was $71 and $1,284, respectively.

The total fair value of options vested during the three months and six months ended June 30, 2009 and 2008 was $0.

The Company’s non-vested options at June 30, 2009 and the changes in non-vested options during the six months ended June 30, 2009 are as follows:

	Shares	Weighted Average Grant- Date Fair Value

Nonvested, January 1, 2009	72,500	$7.15
Granted	-	-
Vested	-	-
Forfeited or expired	-	-
Nonvested, June 30, 2009	72,500	$7.15

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

9.    Stockholders’ Equity (continued)

The Company’s RSU activity and related information for the six months ended June 30, 2009 consist of:

	Number of RSU’s	Weighted Average Grant- Date Fair Value

Outstanding at January 1, 2009	839,542	$32.89
Granted	466,164	9.45
Vested	(296,815)	28.69
Forfeited	(37,025)	20.74
Outstanding June 30, 2009	971,866	$23.39

The total fair value of RSU’s vested during the six months ended June 30, 2009 and 2008 was $8,515 and $2,623, respectively.

As of June 30, 2009, there was a total of $16,382 of unrecognized compensation cost, net of estimated forfeitures, related to all non-vested share-based compensation arrangements granted under the Company’s stock ownership plans. That cost is expected to be recognized over a weighted-average period of 1.87 years.

Warrants to Purchase Common Stock

On October 27, 2006, the Company completed a private placement of equity to certain accredited investors pursuant to which the Company issued and sold 3,722,360 shares of the Company’s common stock resulting in net proceeds of $48,748. In conjunction with the private placement, the Company also issued warrants to purchase an additional 558,354 shares of the Company’s common stock. Each warrant is exercisable, in whole or in part, until 60 months from the date of issuance. A warrant holder may elect to exercise the warrant by delivery of payment to the Company at the exercise price of $19.03 per share, or pursuant to a cashless exercise as provided in the warrant agreement. The fair value of the warrants was $3,423 on the date of the grant, as calculated using the Black-Scholes option-pricing model. There were 536,925 warrants outstanding at June 30, 2009 and 2008, respectively.

10.  Foreign Exchange Risk

The Company attempts to negotiate contracts that provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at June 30, 2009 or December 31, 2008.

11. Contingencies, Commitments and Other Circumstances

Resolution of criminal and regulatory matters

In May 2008, the United States Department of Justice filed an Information and Deferred Prosecution Agreement (“DPA”) in the United States District Court in Houston concluding its investigation into violations of the Foreign Corrupt Practices Act of 1977, as amended, by Willbros Group, Inc. and its subsidiary Willbros International, Inc. (“WII”). Also in May 2008, WGI reached a final settlement with the SEC to resolve its previously disclosed investigation of possible violations of the FCPA and possible violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. These investigations stemmed primarily from the Company’s former operations in Bolivia, Ecuador and Nigeria. The settlements together require the Company to pay, over approximately three years, a total of $32,300 in penalties and disgorgement, plus post-judgment interest on $7,725 of that amount. As part of its agreement with the SEC, the Company will be subject to a permanent injunction barring future violations of certain provisions of the federal securities laws. As to its agreement with the DOJ, both WGI and WII for a period of three years, are subject to the DPA, which among its terms provides as follows:

•
In exchange for WGI’s and WII’s full compliance with the DPA, the DOJ will not continue a criminal prosecution of WGI and WII and with the successful completion of the DPA’s terms, the DOJ will move to dismiss the criminal information.

For the term of the DPA, WGI and WII will fully cooperate with the government and comply with all federal criminal laws – including but not limited to the FCPA. WGI and WII will also retain, at the Company’s expense, a monitor, who will report to the DOJ on WGI’s and WII’s compliance with the DPA. As provided for in the DPA, the Company has submitted a candidate to the DOJ for the monitor position and is awaiting approval. Failure by the Company to comply with the terms and conditions of either settlement could result in resumed prosecution and other regulatory sanctions.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

11. Contingencies, Commitments and Other Circumstances (continued)

Pipeline Construction Project Issue

In July 2007, the Company announced the award of an installation contract (“42” Contract”) for the construction of three segments of the Midcontinent Express Pipeline Project (“MEP Project”) by Midcontinent Express Pipeline LLC (“MEP”). The contract is structured as a cost reimbursable contract with a fixed fee for the Company. In September 2008, the Company and MEP signed an amendment which finalized the scope of work under the 42” Contract as the construction of 179 miles of 42” pipeline. The amendment also included the award to the Company of an additional installation contract (“36” Contract”) for the construction of 136 miles of 36” pipeline which at the time was anticipated to start in March 2009.

In its Form 10-K for the year ended December 31, 2008, the Company referenced an ongoing dispute between MEP and the Company in which a portion of the scope of work on the 42” Contract was terminated for cause and the 36” Contract was terminated for convenience. This issue has subsequently been resolved and MEP has paid a termination fee for the cancellation of the 36” Contract. The payment was received by the Company in the first quarter of 2009.

Furthermore, the Company achieved mechanical completion of the 179 miles on the 42” pipeline in April 2009. While the Company has reached mechanical completion, ongoing close out of project efforts remain and are expected to be completed by the end of the third quarter of 2009.

Project claims and audit disputes

Certain post-contract completion audits and reviews are periodically conducted by clients and/or government entities. As of June 30, 2009, the Company has been notified of claims and audit assertions totaling $36,566, against which the Company has an aggregate reserve of $9,180. Currently, the Company has an agreement in principle with one customer to resolve $23,040 of claims and audit assertions for $2,911. The Company is actively engaged with several customers to resolve the remaining $13,526 of claims and audit assertions. There can be no assurance as to the resolution of these claims and assertions.

Legal Proceedings

In addition to the matters discussed above, the Company is party to a number of legal proceedings. Management believes that the nature and number of these proceedings are typical for a firm of similar size engaged in a similar type of business and that none of these proceedings is material to the Company’s financial position.

Commitments

From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds and financial guarantees. Contracts with the Company’s customers may require the Company to secure letters of credit or surety bonds with regard to the Company’s performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or surety bonds in lieu of contract retention provisions, in which case the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At June 30, 2009, the Company had approximately $8,967 of letters of credit related to continuing operations and $0 of letters of credit related to Discontinued Operations in Nigeria. Additionally, the Company had $287,854 of primary surety bonds outstanding related to continuing operations. These amounts represent the maximum amount of future payments the Company could be required to make if the letters of credit are drawn upon and claims are made under the surety bonds. As of June 30, 2009, no other liability has been recognized for letters of credit and surety bonds.

Other Circumstances

Operations outside the United States may be subject to certain risks, which ordinarily would not be expected to exist in the United States, including foreign currency restrictions, extreme exchange rate fluctuations, expropriation of assets, civil uprisings and riots, war, unanticipated taxes including income taxes, excise duties, import taxes, export taxes, sales taxes or other governmental assessments, availability of suitable personnel and equipment, termination of existing contracts and leases, government instability and legal systems of decrees, laws, regulations, interpretations and court decisions which are not always fully developed and which may be retroactively applied. Management is not presently aware of any events of the type described in the countries in which it operates that would have a material effect on the financial statements, and no such events have been provided for in the accompanying condensed consolidated financial statements.

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

The Company insures substantially all of its equipment in countries outside the United States against certain political risks and terrorism through political risk insurance coverage that contains a 20.0 percent co-insurance provision. The Company has the usual liability of contractors for the completion of contracts and the warranty of its work. Where work is performed through a joint venture, the Company also has possible liability for the contract completion and warranty responsibilities of its joint venture partners. In addition, the Company acts as prime contractor on a majority of the projects it undertakes and is normally responsible for the performance of the entire project, including subcontract work. Management is not aware of any material exposure related thereto which has not been provided for in the accompanying condensed consolidated financial statements.

12. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement

Strategic Decisions

In 2006, the Company announced that it intended to sell its assets and operations in Nigeria and classified these operations as Discontinued Operations. The net assets and net liabilities related to the Discontinued Operations are shown on the Consolidated Balance Sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations”, respectively. The results of the Discontinued Operations are shown on the Consolidated Statements of Operations as “Income (loss) from discontinued operations net of provision for income taxes” for all periods presented.

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

Results

For the three months ended June 30, 2009, the loss from Discontinued Operations was $1,660 or $0.04 per basic and diluted share. This compares to a loss from Discontinued Operations of $736 or $0.02 per basic and diluted share for the three months ended June 30, 2008. For the six months ended June 30, 2009, the loss from Discontinued Operations was $1,500 or $0.04 per basic and $0.03 per diluted share compared to income of $1,823 or $0.05 per basic and $0.04 per diluted share for the six months ended June 30, 2008. During the second quarter 2009, a $1,750 charge was taken to write off the net book value of the commitment related to the sale of the Company’s Venezuela assets and operations as management determined the collection of the outstanding commitment highly unlikely, due to nationalization of various oil-field service contractors within the country.

13. Subsequent Events

On July 9, 2009, the Company acquired the engineering business of Wink Companies, LLC (“Wink”), a privately-held firm based in Baton Rouge, Louisiana.  Wink serves primarily the U.S. market from its regional offices in Louisiana and Mississippi, providing multi-disciplined engineering services to clients in the petroleum refining, chemicals and petrochemicals and oil and gas industries.  This acquisition provides the Company the opportunity to offer fully integrated EPC services to the downstream hydrocarbon industries.  The preliminary purchase price amount was $17,184, comprised of $6,948 in cash and approximately $10,236 in debt assumed, subject to final working capital adjustments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In thousands, except share and per share amounts or unless otherwise noted)

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2009 and 2008, included in Item 1 of this Form 10-Q, and the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2008.

OVERVIEW

Second Quarter of 2009 Summary

Our second quarter of 2009 revenue was $354,483 and net income was $10,568 or $0.27 per diluted share from continuing operations. These favorable results are largely attributable to working off backlog generated from the robust 2006 – 2008 North America large diameter pipeline construction market.  Our strategy has been to deploy our resources in markets for our engineering, construction and engineering, procurement and construction (“EPC”) services that provide us the highest risk-adjusted rate of return.  We clearly benefitted from exiting Nigeria in 2006 and concentrating on the 2006 – 2008 North America pipeline construction market.  Although the pipeline construction market has substantially contracted, we continue to monitor the potential opportunities for additional work as the fundamentals for additional pipeline infrastructure build-out remain positive.  Securing future pipeline construction awards will be dependent on successfully right-sizing our cost structure to remain competitive and profitable in this market.

Our June 30, 2009 backlog of $387,186 includes less than $70,000 of large diameter pipeline work that will be worked off in the third quarter.  In the future, our financial results will reflect our dual growth strategy to replace the reduced pipeline construction revenue with revenue from other core service offerings.  We continue to take steps to generate a higher percentage of our revenue from service work which we believe will generate more predictable cash flows and sustainable returns, and is more resilient to the ups and downs of the economic cycles.  Our current significant service offerings include U.S. refinery and petrochemical services, Canadian oil sands maintenance services, U.S. pipeline engineering services, and various oil field services in Oman.  In addition to expanding these existing service offerings, we are pursuing new work in refinery and petrochemical engineering services, government services, and pipeline management and integrity services.

In November 2007, we acquired Integrated Service Company, LLC (“InServ”) as an initial step to diversify our service offerings and to build a platform for expanding downstream services.  In July 2009, we acquired the engineering business of Wink Companies, LLC (“Wink”), to provide the same EPC service offering in our Downstream segment as currently exists in our Upstream segment. The EPC service offering differentiates us in the market and allows us to provide our customers a lower overall cost, as well as schedule and price certainty.  The new downstream engineering service offering allows us to participate in the early development of projects. This participation often leads to opportunities for additional service work and small capital EPC projects.  We believe that these types of small capital projects represent an opportunity for us.  An initial Downstream EPC project has commenced.  Also, we have been selected to bid on up to $350,000 of U.S. Navy facilities work performing assessments, inspections, repairs and construction services for U.S Navy fuel systems worldwide.  Our Downstream segment will be responsible for pursuing this opportunity.

In Canada, we continue to be encouraged by the sustained performance of our oil sands maintenance services.  The recent resurgence of the price of oil, closer to the threshold that will trigger additional development in the Canada oil sands, is an encouraging development for our Canada service operations.  Canada’s second quarter backlog increased 8.0 percent during the quarter, primarily as a result of increased maintenance and fabrication services backlog.

In addition to expanding our services offerings, we have strengthened our business development resources committed to the international markets, primarily in the Middle East and North Africa.  We have opened an engineering office in Abu Dhabi, UAE and an operations office in Tripoli, Libya.  We recently received verbal notification that we will be awarded a five-year program management assignment to support the Libya Great Manmade River project. This award will provide Willbros with a platform to pursue additional work opportunities in Libya’s emerging infrastructure repair and development market. We continue to actively pursue new projects in North Africa and the Middle East using our existing operations in Oman and these new ventures such as the Libya Great Manmade River project, to build the necessary critical mass for international operations. As we expand our geographical diversity in the international markets, we do so with a much stronger risk management platform as a result of building project management and related control systems and processes, and a much stronger balance sheet.

To expedite the growth of our service offerings we have identified several potential acquisitions that would increase the percentage of our business focused on providing services.  Wink was the first of these potential acquisitions to be consummated.  Today’s market coupled with our strong liquidity position provides us with an opportunity to acquire companies that are complementary to our strategy.  Our June 30, 2009 cash balance was $245,392, and we have $50,000 line of borrowing capacity under our credit facility.

The current business environment has mandated that we aggressively reduce our cost structure in the short-term while also staying focused on our long-term vision for Willbros.  We are actively reassessing our cost structure throughout our business in conjunction with updating our business plans for 2010, 2011 and beyond.

While there has been an improvement in commodity prices during the past quarter, primarily oil, we continue to see an uncertain market place during the remainder of 2009 and into 2010.  A clear consensus does not exist as to when consumer and industrial demand will recover and drive energy prices higher.  We continue to see our customers proceed cautiously and delay the start-up of capital projects.  Based on conversations with our refinery customers, we believe there is an increasing backlog of required maintenance work that has been deferred.  Because the continued deferral creates unacceptable risks for our customers, maintenance activities must ultimately be performed and represent opportunities for increased work.  While this current market uncertainty impacts us unfavorably in the near-term, we remain committed to strategically building our company by growing our services offerings, expanding our geographical footprint, leveraging our current government opportunities, and maximizing our acquisition opportunities. We believe that this continued focus on the best risk-adjusted returns will result in a more diverse and ultimately more profitable Willbros.

Our Vision

We continue to believe that long term fundamentals support increasing demand for our services to the energy industry. This supports our vision for Willbros to be a leading provider to the global infrastructure and government services markets of diversified professional construction and maintenance solutions addressing the entire asset lifecycle.

To accomplish this, we are actively working towards achieving the following objectives:

•	Diversify our current end market and geographic exposure to better serve clients and mitigate market specific risk.
•
Increase our professional services (project/program management, engineering, design, procurement, and logistics) capabilities to minimize cyclicality and risk associated with large capital projects in favor of high return on recurring service work.

•	Establish Willbros as a service provider and employer of choice.
•	Develop client partnerships by exceeding performance expectations and focusing team driven sales efforts on key clients.
•	Establish and maintain industry best practices, particularly for safety and performance.

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

Our Strategy

We work diligently to apply these values every day and use them to guide us in the execution of our strategy. We believe by allowing our values to drive the execution of our strategic goals we will increase stockholder value by leveraging the full resources and core competencies of an integrated Willbros business platform to drive consistent, sustainable value for our key customer, stockholder and employee constituencies. Key elements of our strategy are as follows:

Maintain Financial Flexibility

We anticipate that we will recognize free positive cash flow for 2009 which will allow us to meet our working capital needs and allow us to pursue our vision for diversification. We view financial strength and flexibility as a fundamental requirement to fulfilling our strategy.

At June 30, 2009, we had liquidity of $295,392 comprised of cash and cash equivalents of $245,392 and unutilized cash borrowing capacity of $50,000 under our revolving credit facility, with no short-term borrowings or commercial paper outstanding. This substantial position is the result of our focus on the risk-adjusted return that was available in the North American market over the past two years and our focus on managing financial risk. Our financial strategy going forward involves effectively deploying our liquidity to enhance our service capabilities and expand our geographic presence. We believe that companies with strong balance sheets and liquidity positions will have opportunities to acquire assets and companies in today’s uncertain market.

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

Focus resources in markets with the highest risk-adjusted return. As the North America pipeline construction market slows down, we are redeploying resources to seek international opportunities which can provide superior, more diversified risk-adjusted returns and believe our extensive international experience is a competitive advantage. We continue to expand our business in North America organically or through acquisitions to include more recurring service work, and to build alliances to minimize our reliance on large capital expenditure projects, such as large diameter cross-country pipeline construction.  We relocated our President of International Operations to Muscat, Oman to expand our Middle East operations into the UAE and Saudi Arabia. Additionally, we opened an operations office in Libya and an engineering office in Abu Dhabi. We believe that markets in North Africa and the Middle East offer attractive opportunities for us in the future given mid- and long-term industry trends.  The recent verbal notification that we will be awarded the project management services for the Libya Great Manmade River project and the U.S. Navy’s selection of Willbros as a participating contractor in the Indefinite Delivery Indefinite Quantity (“IDIQ”) contract to upgrade their fuel systems worldwide represents the beginning of the expected new stream of international work.

Manage the shifting risks from our customers concurrent with the shift to fixed price contracts. While we will continue to pursue a balanced contract portfolio, current market dynamics indicate our pipeline operations have contracted and entered a much more competitive period characterized by lower margins and fixed price contracting opportunities. We believe our fixed price execution experience, our current efforts to realign our cost structure, especially in the procurement of materials and subcontractor services, our improved systems and our focus on risk management provide us a competitive advantage versus many of our competitors.

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

During the second quarter of 2009, we made progress in expanding our service offerings by acquiring the engineering business of Wink.  Wink provides downstream engineering services and will enable us to provide a downstream EPC offering similar to the existing upstream EPC service offering. We anticipate this will have a meaningful favorable impact on Downstream’s future revenue and earnings.

Leverage Core Service Expertise into Additional Full EPC Contracts

Our core expertise and service offerings allow us to provide our customers with a single source EPC solution which creates greater efficiencies to the benefit of both our customers and our company. Our goal is to be one of the preeminent global engineering and construction firms that can provide our customers EPC solutions related to all the services that we offer. In performing integrated EPC contracts, we establish ourselves as overall project managers from the earliest stages of project inception and are therefore better able to efficiently determine the design, permitting, procurement and construction sequence for a project in connection with making engineering decisions. Our customers benefit from a more seamless execution and one-stop accountability for cost containment; while for us, these contracts often yield higher profit margins on the engineering and construction components of the contract compared to stand-alone contracts for similar services. It is the combination of a good job on time and greater cost certainty that we can provide which differentiates our EPC offering to our customers. As previously noted, the Wink acquisition provides us with Company-wide EPC service capabilities.

Our Business

We are a provider of energy services to global end markets serving the oil and gas, refinery, petrochemical and power industries. Our services, which include engineering, procurement and construction individually or an EPC service offering, turnaround, maintenance and other specialty services, are critical to the ongoing expansion and operation of energy infrastructure. Within the global energy market, we specialize in designing, constructing, upgrading and repairing midstream infrastructure such as pipelines, compressor stations and related facilities for onshore and coastal locations as well as downstream facilities, such as refineries. We also provide specialty turnaround services, tank services, heater services, construction services and safety services and fabricate specialty items for hydrocarbon processing units. We provide, from time to time, asset development and participate in the ownership and operations as an extension of our portfolio of industry services. We place particular emphasis on achieving the best risk-adjusted returns. Depending upon market conditions, we may work in developing countries and we believe our experience gives us a competitive advantage in frontier areas where experience in dealing with project logistics is an important consideration for project award and execution. We also believe our engineering, planning and project management expertise, as it relates to optimizing the structure and execution of a project, provides us with competitive advantages in the markets we serve.

We are a top tier, global engineering and construction contractor to the energy market, having performed work in 60 countries. Our original business of international pipeline construction led to our worldwide reputation, and we have constructed over 200,000 kilometers of pipelines in our history. We complement our pipeline market expertise with our service offerings to the downstream hydrocarbon processing market providing integrated solutions for turnaround, maintenance and capital projects for the refining and petrochemical industries. We have performed these downstream services for 91 of 149 refineries in the United States and have experience in international markets. We offer our clients full asset lifecycle services and in some cases we provide the entire scope of services for a project, from front-end engineering and design to procurement, construction, commissioning and ongoing facility operations and maintenance. With over 100 years of experience in the global energy infrastructure market, our full asset lifecycle services are utilized by major pipeline transportation companies, exploration, production and refining companies and government entities worldwide.

Our Segments

In conjunction with the Wink acquisition, we redefined our business segments from Engineering, Upstream Oil & Gas and Downstream Oil & Gas to two segments by integrating the existing Engineering segment into the Upstream Oil & Gas segment and Wink’s engineering services into the Downstream Oil & Gas segment.  We believe the inclusion of engineering services within each segment will make our EPC offering even more effective by improving internal connectivity and providing dedicated, specialized engineering services to both the upstream and downstream markets.

Upstream Oil & Gas

We provide our full EPC services or individual engineering, procurement and construction expertise, including systems, personnel and equipment, to design, build or replace large-diameter cross-country pipelines; and fabricate engineered structures, process modules and facilities.  We provide a broad array of engineering, project management, pipeline integrity and field services to increase our equipment and personnel utilization. We currently provide these services in the United States, Canada, and Oman, and, with our international experience, can enter (or re-enter) individual country markets when conditions there are attractive to us and present an acceptable risk-adjusted return.

Downstream Oil & Gas

We provide integrated, full-service specialty construction, turnaround, repair and maintenance services to the downstream energy infrastructure market, which consists primarily of refineries and petrochemical facilities. We are one of four major contractors in the United States that provides services for the overhaul of high-utilization fluid catalytic cracking units, the primary gasoline-producing unit in refineries. These catalytic cracking units, which operate continuously for long periods of time, are typically overhauled on a three to five-year cycle. We also provide similar turnaround services for other refinery process units, as well as specialty services. We design, manufacture and install process heaters for the refining industry and build oil and gas production facilities, pump stations, flow stations, gas compressor stations, gas processing facilities, gathering lines and related facilities.  We also provide maintenance and construction services for the American Petroleum Institute (API 650) storage tank market. We provide these services primarily in the United States, but our experience includes international projects, and we are exploring opportunities to expand this offering to other locations with attractive risk-adjusted returns.

Additionally, the Downstream segment provides government services, with current involvement in building and managing fueling depots.  Also, based on our recent selection by the U.S. Navy to compete for future task orders under the Engineering Service Center’s multiple-award indefinite delivery-indefinite quantity (“IDIQ”) contract for assessments, inspections, repair, and construction services for fuel systems at U.S. Navy locations worldwide, we expect to be active in this area.

Significant Business Developments

July 2009

Willbros was selected as a contractor by the U.S. Navy, Naval Facilities Engineering Command to participate in a contract valued at up to $350,000.  Willbros will compete for future tasks orders under the Engineering Service Center’s multiple award IDIQ for assessments, inspections, repair and construction services for Petroleum, Oil and Lubricant (“POL”) fuels systems for U.S. Navy locations worldwide. On future task orders, Willbros will perform tank inspections, integrity assessments, and POL facility upgrades, modifications, and repairs. This task order contract is designed to provide responsive assessment, inspection and repair services in execution of Sustainment, Restoration and Modernization and related projects at Department of Defense POL Facilities.  Given the nature of these multi-award IDIQ contracts, Willbros will record backlog as task orders are awarded under the agreement.

We received verbal notification that we will be awarded a five-year program management assignment to support the Libya Great Manmade River project, one of the largest and most critical water infrastructure projects in the world.  Our scope of work involves acting as the government’s representative during the expansion of certain pipeline, pumping and other support facilities.  This award will provide Willbros with a platform to pursue additional work opportunities in Libya’s emerging infrastructure repair and development market.

On July 9, 2009, the Company acquired the engineering business of Wink Companies, LLC (“Wink”), a privately-held firm based in Baton Rouge, Louisiana.  Wink serves primarily the U.S. market from its regional offices in Louisiana and Mississippi, providing multi-disciplined engineering services to clients in the petroleum refining, chemicals and petrochemicals and oil and gas industries. Our EPC service offering provides our customers a lower overall cost, as well as schedule and price certainty. We believe this ability to offer this service differentiates us from many of our competitors and is valued by our customers as it benefits their internal budgeting and planning activities and improves their access to capital. The preliminary purchase price amount was $17,184, comprised of $6,948 in cash and approximately $10,236 in debt assumed, subject to final working capital adjustments.

Financial Summary

Results and Financial Position

For the three months ended June 30, 2009, we achieved net income from continuing operations of $10,568 or $0.27 per basic share and $0.27 per diluted share on revenue of $354,483. This compares to net income from continuing operations of $19,506 or $0.51 per basic and $0.49 per diluted share on revenue of $467,717 for the three months ended June 30, 2008.

Revenue for the three months ended June 30, 2009 decreased $113,234 (24.2 percent) to $354,483 from $467,717 during the same period in 2008. Following are the key components of the decrease in revenue:

•	Decreased utilization of our pipeline construction business unit;

•	Reduced activity related to pipeline station construction; and

•	Minimal significant EPC and EPC-Management work.

Operating income for the three months ended June 30, 2009 decreased $17,511 (48.1 percent) to $18,894 from  operating income of $36,405 during the same period in 2008, and operating margin decreased 2.5 percent to 5.3 percent in 2009 from operating margin of 7.8 percent in 2008. G&A was not a key factor in the deterioration of operating income as it remained relatively constant at just over 6.0 percent of revenue for both periods. Following are the key components of the decrease in operating income:

•	Reduction of EPC and EPC-Management work;

•	Lower margins on upstream engineering program work;

•	Lower margins and fewer capital projects in our Downstream refinery service; and

•	Lower margins on pipeline station construction.

The provision for income taxes for the three months ended June 30, 2009 was reduced significantly from three months ended June 30, 2008. The effective tax rate used for the three months ended 2008 was 42.8 percent while the effective tax rate for the three months ended 2009 was 35.0 percent. This reduction is primarily attributed to the Company’s focus on reducing non-deductible expenses and changing its overall legal structure.

Working capital as of June 30, 2009, for continuing operations, increased $38,445 (13.6 percent) to $321,534 from $283,089 at December 31, 2008. The increase in working capital was primarily driven by an increase in cash of $37,528.

Our debt to equity ratio as of June 30, 2009, decreased to 0.21:1 from 0.27:1 at December 31, 2008, primarily as a result of pre-paying capital lease obligations of $15,304 during the second quarter.

Consolidated cash flows provided during the six months ended June 30, 2009, including discontinued operations, increased $11,205 to $37,528 from $26,323 during the same period in 2008. Cash provided by operations was $67,888, attributable primarily to our large diameter pipeline construction projects. The other significant cash transaction for the six months was the buy-out of capital leases, of $15,304. Combining our plant, property, and equipment acquisitions and disposals results in a net add of $1,558.

Other Financial Measures

Backlog

In our industry, backlog is considered an indicator of potential future performance because it represents a portion of the future revenue stream. Our strategy is focused on backlog additions and capturing quality backlog with margins commensurate with the risks associated with a given project.

Backlog consists of anticipated revenue from the uncompleted portions of existing contracts and contracts whose award is reasonably assured. At June 30, 2009, total backlog from continuing operations decreased $268,308 (40.9 percent) to $387,186 from $655,494 at December 31, 2008. We have experienced a transition to a more historically based backlog. Historically, a substantial amount of our revenue in a given year has not been in our backlog at the beginning of that year. Additionally, due to the short duration of many jobs, revenue associated with jobs performed within a reporting period will not be reflected in quarterly backlog reports. We generate revenue from numerous sources, including contracts of long or short duration entered into during a year as well as from various contractual processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas. Also, the opportunities for large cost reimbursable pipeline construction projects have disappeared. Cost reimbursable contracts comprised 68.0 percent of backlog at June 30, 2009 versus 84.0 percent of backlog at December 31, 2008. We expect that approximately $270,840 or 70.0 percent, of our total backlog at June 30, 2009 will be recognized in revenue during the remainder of 2009.

The following tables show our backlog by operating segment and geographic location as of June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Operating Segment
Upstream Oil & Gas	$214,441	55.4%	$447,495	68.3%
Downstream Oil & Gas	172,745	44.6%	207,999	31.7%
Total backlog	$387,186	100.0%	$655,494	100.0%

	June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Geographic Region
United States	$251,091	64.9%	$492,621	75.2%
Canada	107,324	27.7%	128,692	19.6%
Oman	28,771	7.4%	34,181	5.2%
Total backlog	$387,186	100.0%	$655,494	100.0%

EBITDA from Continuing Operations

We use earnings before net interest, income taxes, depreciation and amortization and impairment of intangible assets (“EBITDA”) as part of our overall assessment of financial performance by comparing EBITDA between accounting periods. We believe that EBITDA is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in businesses similar to ours.

A reconciliation of EBITDA from continuing operations to GAAP financial information follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Income from continuing operations attributable to Willbros Group, Inc.	$10,568	$19,506	$25,895	$37,726
Interest, net	2,011	2,333	4,116	4,716
Provision for income taxes	5,675	14,576	13,915	28,393
Depreciation and amortization	10,337	12,083	21,566	22,787
EBITDA	$28,591	$48,498	$65,492	$93,622

EBITDA from continuing operations for the three months ended June 30, 2009 decreased $19,907 (41.0 percent) to $28,591 from $48,498 during the same period in 2008. The decrease in EBITDA during the three months ended June 30, 2009, is primarily a result of decreased contract income of $24,508 (excluding depreciation) partially offset by a decrease in G&A of $5,651 (excluding depreciation). The decrease in contract income (excluding depreciation) results from a decrease in contract margin of 1.9 percent to 13.5 percent during the three months ended June 30, 2009, from 15.4 percent during the same period in 2008.

EBITDA from continuing operations for the six months ended June 30, 2009 decreased $28,130 (30.1 percent) to $65,492 from $93,622 during the same period in 2008. The decrease in EBITDA during the six months ended June 30, 2009 is primarily a result of decreased contract income of $34,609 (excluding depreciation) partially offset by a decrease in G&A of $6,937 (excluding depreciation). The decrease in contract income (excluding depreciation) results from a decrease in contract margin of 1.7 percent to 13.2 percent during the six months ended June 30, 2009, from 14.9 percent during the same period in 2008.

Discontinued Operations

In 2006, we announced our intention to sell our assets and operations in Nigeria, which led to their classification as discontinued operations (“Discontinued Operations”). We sold our Nigeria assets and operations on February 7, 2007 to Ascot Offshore Nigeria Limited (“Ascot”) pursuant to a Share Purchase Agreement by and between us and Ascot.

Results

For the three months ended June 30, 2009, the loss from Discontinued Operations was $1,660 or $0.04 per basic and diluted share. This compares to a loss from Discontinued Operations of $736 or $0.02 per basic and diluted share for the three months ended June 30, 2008. For the six months ended June 30, 2009, the loss from Discontinued Operations was $1,500 or $0.04 per basic and $0.03 per diluted share compared to income of $1,823 or $0.05 per basic and $0.04 per diluted share for the six months ended June 30, 2008. During the second quarter 2009, a $1,750 charge was taken to write off the net book value of the commitment related to the sale of our Venezuelan assets and operations as management determined the collection of the outstanding commitment highly unlikely, due to nationalization of various oil-field service contractors within the country.

Additional financial disclosures on Discontinued Operations are provided in Note 12 – Discontinuance of Operations, Asset Disposals, and Transition Services Agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In our Annual Report on Form 10-K for the year ended December 31, 2008, we identified and disclosed our significant accounting policies. Subsequent to December 31, 2008, in the second quarter of 2009 there has been no change to our significant accounting policies.

For further information regarding new accounting pronouncements and accounting pronouncements adopted in the second quarter of 2009, see Note 2 — New Accounting Pronouncements.

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

Three Months Ended June 30, 2009 Compared to Three Months ended June 30, 2008

Contract Revenue

For the three months ended June 30, 2009, contract revenue decreased $113,234 (24.2 percent) to $354,483 from $467,717 during the same period in 2008. The decrease is due to revenue reductions across both segments. A quarter-to-quarter comparison of revenue is as follows:

	Three months ended June 30,
	2009	2008	Increase (Decrease)	Percent Change

Upstream Oil & Gas	$261,389	$336,750	$(75,361)	(22.4	) %
Downstream Oil & Gas	93,094	130,967	(37,873)	(28.9	) %
Total	$354,483	$467,717	$(113,234)	(24.2	) %

Upstream Oil & Gas revenue’s decrease was primarily the result of U.S. revenue declining $80,478 (30.7 percent).  Several EPC projects with $31,282 of revenue in the second quarter of 2008 were completed late in 2008 and early 2009; and were not replaced with new work in the second quarter of 2009.  The remainder of the variance is almost equally split between a decline in large diameter pipeline ($25,550) and engineering service ($22,043) revenue. Both revenue reductions were caused by the current weak market for new capital projects.  Oman’s revenue declined $5,154 (23.0 percent), and Canada’s revenue increased $10,271 (19.5 percent).

Downstream Oil & Gas revenue’s decrease was the result of a general decline in customer demand for capital work and was concentrated in three businesses: construction services ($24,678), tank services ($17,617) and facility construction services ($4,757).  The decreases were partially offset by revenue increases in turnaround services ($10,817) and process heater services ($3,579).

Operating Income

For the three months ended June 30, 2009, operating income decreased $17,511 (48.1 percent) to $18,894 from $36,405 during the same period in 2008. A quarter-to-quarter comparison of operating income is as follows:

	Three months ended June 30,
	2009	Operating Margin %	2008	Operating Margin %	Increase (Decrease)	Percent Change

Upstream Oil & Gas	$18,980	7.3%	$24,019	7.1%	$(5,039)	(21.0)%
Downstream Oil & Gas	(86)	(0.1)%	12,386	9.5%	(12,472)	(100.7)%
Total	$18,894	5.3%	$36,405	7.8%	$(17,511)	(48.1)%

Upstream Oil & Gas operating income’s decrease resulted primarily from previously discussed revenue variances.  Overall, operating margins for Upstream Oil & Gas showed a slight increase.  U.S. pipeline operating income benefitted from better weather and margins in the second quarter of 2009.  In 2008, severe weather adversely impacted several lump sum projects’ margins.  Also contributing to improved margins in the second quarter of 2009 was a $2,124 reduction in G&A expense that resulted from cost reduction efforts to realign G&A expense with the 22.4 percent decline in revenue.  These favorable operating income variances were largely offset by engineering’s margin decline caused by a 73.0 percent reduction in revenue.

Downstream Oil & Gas operating income’s decrease was caused by a combination of a 28.9 percent reduction in revenue as previously discussed, several facility projects with cost overruns and cost reductions lagging behind revenue reductions, all contributing to a slight loss in the second quarter of 2009.  While turnaround services recognized more revenue, recognized margins actually declined by $3,485 as a result of a lower proportion of fixed price contracts in the second quarter of 2009. The unfavorable variances were partially offset by cost reduction initiatives that reduced G&A costs by $4,202 in the second quarter of 2009.

Non-Operating Items

Interest, net expense decreased $322 (13.8 percent) to $2,011 from $2,333 in 2008. The decrease in net expense is primarily a result of decreased interest expense of $435 due to capital lease buy-outs during the second quarter of 2009, partially offset by a decrease in interest income of $113 due to lower rates of return on invested cash.

Other, net decreased $790 (137.9 percent) to expense of $217 from income of $573 in 2008. The 2009 expense is driven by the unfavorable foreign currency exchange rates on USD and CAD transactions. The 2008 gain was primarily the result of favorable USD to CAD exchange rates in that year.

Provision for income taxes decreased $8,901 to $5,675 from $14,576 in 2008. The decrease in the provision for income taxes is due to a reduction in pre-tax income in 2009 as compared to 2008 and a 2009 reduction in the effective tax rate as a result of the Company’s focus on reducing the non-deductible expenses and changing its overall legal structure. In 2009, the Company has an estimated effective tax rate of 35 percent which is based on the statutory rates in the jurisdictions where the Company operates. The Company’s primary work locations for 2009 are the U.S. and Canada, which have combined federal and state/provincial tax rates of approximately 40.0 percent and 29.0 percent, respectively.

Income (loss) from Discontinued Operations, Net of Taxes

Income (loss) from discontinued operations, net of taxes increased $924 (125.5 percent) to a loss of $1,660 from a loss of $736 during the same period in 2008. The increase in the loss is primarily due to a $1,750 charge taken during the quarter to write-off the net book value of the note related to the Venezuela sale as management determined it unlikely to collect due to nationalization of various oil contractors within the country.

Six Months Ended June 30, 2009 Compared to Six Months ended June 30, 2008

Contract Revenue

For the six months ended June 30, 2009, contract revenue decreased $140,943 (14.7 percent) to $818,408 from $959,351 during the same period in 2008. The decrease is due to revenue reductions across both segments. A period-to-period comparison of revenue is as follows:

	Six months ended June 30,
	2009	2008	Increase (Decrease)	Percent Change

Upstream Oil & Gas	$624,891	$728,642	$(103,751)	(14.2	) %
Downstream Oil & Gas	193,517	230,709	(37,192)	(16.1	) %
Total	$818,408	$959,351	$(140,943)	(14.7	) %

Upstream Oil & Gas revenue’s decrease was primarily related to the engineering service revenue decrease of $85,613 (68.0 percent) attributable to less EPC project revenue and a slowdown in new capital projects.  Canada and Oman each experienced a 21.0 percent decline in revenue. Canada’s revenue declined in the pipeline, facilities and field services divisions, mainly as a result of new 2009 work only partially replacing the revenue generated from several major projects in 2008.  Oman’s revenue reflected a decline in 2009 oilfield services activity. These declines were partially offset by an increase in large diameter pipeline revenue of $29,852 (7.9 percent).

Downstream Oil & Gas revenue’s decrease was the result of a general decline in customer demand for capital work and was concentrated in three businesses:  fabrication work ($6,393), tank services ($27,459), and construction services ($30,811).  These decreases were partially offset by revenue increases in turnaround services ($23,839), facility construction services ($1,800), and process heater services ($4,556).

Operating Income

For the six months ended June 30, 2009, operating income decreased $26,720 (37.3 percent) to $44,989 from $71,709 during the same period in 2008. A period-to-period comparison of operating income is as follows:

	Six months ended June 30,
	2009	Operating Margin %	2008	Operating Margin %	Increase (Decrease)	Percent Change

Upstream Oil & Gas	$47,749	7.6%	$55,624	7.6%	$(7,875)	(14.2)%
Downstream Oil & Gas	(2,760)	(1.4)%	16,085	7.0%	(18,845)	(117.2)%
Total	$44,989	5.5%	$71,709	7.5%	$(26,720)	(37.3)%

Upstream Oil & Gas operating income decreased as a result of previously discussed revenue declines. Overall, operating margins for Upstream Oil & Gas remained constant.  However, in the U.S. where weather unfavorably impacted several 2008 lump sum project margins, operating margins improved by 5.6 percent.  The U.S. pipeline increase, coupled with efforts to reduce G&A, was offset by operating income declines in Canada, Oman and engineering services.

Downstream Oil & Gas operating income’s decrease was caused by a combination of a 16.1 percent reduction in revenue as previously discussed, several facility projects with cost overruns and cost reductions lagging behind revenue reductions.  While facility construction services recognized more revenue, recognized margins actually declined by $4,933.  The unfavorable variances were partially offset by cost reduction initiatives that reduced G&A costs.

Non-Operating Items

Interest, net expense decreased $600 (12.7 percent) to $4,116 from $4,716 in 2008. The decrease results from lower interest income earned and lower interest expense. The income earnings are reduced due to lower rates of return on invested cash and the decrease in interest expense is primarily related to the buy-out of certain capital leases in the second quarter of 2009.

Other, net decreased $38 (26.0 percent) to income of $108 from income of $146 in 2008. The 2009 gain is driven by the disposal of approximately $5,000 net book value of equipment at a minimal loss.  The 2008 gain was the result of foreign exchange gains on USD to CAD transactions.

Provision for income taxes decreased $14,478 to $13,915 from $28,393 in 2008. The decrease in the provision for income taxes is due to a reduction in pre-tax income in 2009 as compared to 2008 and a reduction in the effective tax rate as a result of the Company’s focus on reducing the non-deductible expenses and changing its overall legal structure. In 2009, the Company has an estimated effective tax rate of 35.0 percent which is based on the statutory rates in the jurisdictions where the Company operates. The Company’s primary work locations for 2009 are the U.S. and Canada, which have combined federal and state/provincial tax rates of approximately 40.0 percent and 29.0 percent, respectively.

Income (loss) from Discontinued Operations, Net of Taxes

Income (loss) from discontinued operations, net of taxes decreased $3,323 (182.3 percent) to a loss of $1,500 from income of $1,823 during the same period in 2008. The decrease is primarily due to a $1,750 charge taken during the quarter to write-off the net book value of the note related to the Venezuela sale, as management determined it unlikely to collect due to the nationalization of various oil contractors within the country. During the six months ended June 30, 2009, cash provided by operating activities of Discontinued Operations decreased $2,671 (103.0 percent) to cash used of $79 from $2,592 cash provided during the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our focus on maintaining financial flexibility allowed us to maximize our opportunities over the past two years and establish a ten-year high for our liquidity. As of June 30, 2009, our liquidity of $295,392 and our working capital of $321,534 meets our objective to maintain adequate financial resources and access to additional liquidity to execute our vision. The combination of our strong cash position, the availability under our existing credit facility, and our future cash flow from operations will allow us to focus on the highest return projects available during uncertain economic times as well as pursue our strategy of diversification as opportunities present themselves.

For the six months ended June 30, 2009, we increased our working capital position, for continuing operations, by $38,445 (13.6 percent) to $321,534 from $283,089 at December 31, 2008. During the six months ended June 30, 2009, the results of our operations were our principal sources of funding. We anticipate that cash on hand, future cash flows from operations and the availability of our revolving credit facility will be sufficient to fund our working capital, capital expenditures, and acquisition objectives for the near term. During the six months ended June 30, 2009, we used cash from operations to fund working capital needs and capital expenditures. We are also evaluating our current and future equipment needs and will be taking action to divest any uncommitted equipment.

Cash Flows

Cash flows provided by (used in) continuing operations by type of activity were as follows for the six months ended June 30, 2009 and 2008:

	2009	2008
Operating activities	$67,967	$61,326
Investing activities	(1,558)	(9,587)
Financing activities	(29,367)	(27,435)

Statements of cash flows for entities with international operations that use the local currency as the functional currency exclude the effects of the changes in foreign currency exchange rates that occur during any given period, as these are non-cash charges. As a result, changes reflected in certain accounts on the consolidated condensed statements of cash flows may not reflect the changes in corresponding accounts on the consolidated condensed balance sheets.

Operating Activities

Operating activities of continuing operations provided $67,967 of cash in the six months ended June 30, 2009, as compared to $61,326 in same period in 2008. Cash provided in operating activities increased $6,641 primarily due to:

•
cash provided by net earnings, adjusted for non-cash charges of $1,325, and an increase in cash flow from the change in working capital accounts of $16,996, primarily attributable to the decrease in accounts receivable and prepaid expenses, partially offset by

•	a decrease in the cash consumed by continuing operations of $11,831.

Investing Activities

Investing activities of continuing operations used $1,558 of cash in the six months ended June 30, 2009, compared to cash used of $9,587 during the same period in 2008. Cash flows used by investing activities decreased $8,029 primarily due to:

•	an increase in proceeds received from the sales of property, plant and equipment of $3,700;

•	a decrease in the purchases of property, plant and equipment during the six months ended June 30, 2009 of $7,090, partially offset by

•	a decrease in rebates from the purchases of property, plant and equipment of $1,915.

Financing Activities

Financing activities of continuing operations used $29,367 of cash in the six months ended June 30, 2009 compared to $27,435 in the same period in 2008. Significant transactions impacting cash flows from financing activities included:

•	an increase in cash used in payments on capital leases of $11,972 to $18,817, inclusive of $15,304 of capital lease buy-outs completed during the six months ended June 30, 2009, partially offset by

•	a decrease of $6,000 and $4,964 of cash used to pay government fines and other short-term debt, respectively, over the applicable six month periods.

Additional Source of Capital

2007 Credit Facility
The $50,000 of unutilized cash borrowing capacity under our senior secured revolving credit facility (“2007 Credit Facility”) is included in our liquidity position as of June 30, 2009. The limited availability of credit in the market has not affected our credit facility; nor do we believe that it will impact our ability to access surety bonding in the future.

See Note 6 – Long-term Debt for further discussion of the 2007 Credit Facility.

Capital Requirements

During the six months ended June 30, 2009, continuing operations provided cash of $67,967. We believe that our improved financial results combined with our financial management will ensure sufficient cash to meet our capital requirements for continuing operations for the remainder of 2009. We are focused on the following significant capital requirements:

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

Contractual Obligations

As of June 30, 2009, we had aggregate convertible note principal outstanding of $91,407. In addition, we have various capital leases of construction equipment and property resulting in aggregate capital lease obligations of $16,256 at June 30, 2009.

Other than our $15,304 capital lease buy-out completed during the six months ended June 30, 2009, other contractual obligations and commercial commitments, as detailed in our annual report on Form 10-K for the year ended December 31, 2008, did not materially change except for payments made in the normal course of business.

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

•
the consequences we may encounter if we fail to comply with the terms and conditions of our final settlements with the Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”), including the imposition of civil or criminal fines, penalties, enhanced monitoring arrangements, disqualification from performing government contracts, or other sanctions that might be imposed by the DOJ and SEC;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk is our exposure to changes in non-U.S. currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent, we are unable to match non-U.S. currency revenue with expenses in the same currency; we may use forward contracts, options, or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at June 30, 2009 and 2008 or during the three months then ended.

The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable, and accrued liabilities shown in the Condensed Consolidated Balance Sheets approximated fair value at June 30, 2009, due to the generally short maturities of these items. At June 30, 2009, our investments were primarily in short-term dollar denominated bank deposits with maturities of a few days, or in longer-term deposits where funds can be withdrawn on demand without penalty. We have the ability and expect to hold our investments to maturity.

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. At June 30, 2009, our only indebtedness subject to variable interest rates is certain capital lease obligations.

ITEM 4. CONTROLS AND PROCEDURES

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, we have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of June 30, 2009 to (1) provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended June 30, 2009.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of our common stock by us during the quarter ended June 30, 2009:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs

April 1, 2009 – April 30, 2009	166	$11.46	-	-
May 1, 2009 – May 31, 2009	11,531	14.63	-	-
June 1, 2009 – June 30, 2009	1,156	12.30	-	-
Total	12,853	$14.38	-	-

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

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders (the "Annual Meeting") was held on May 27, 2009, in Houston, Texas.  At the Annual Meeting, our stockholders (a) elected Robert R. Harl and Edward J. DiPaolo as Class I directors for three-year terms, (b) ratified the appointment of Grant Thornton LLP as our independent registered public accounting firm for 2009.

There were present at the Annual Meeting, in person or by proxy, stockholders holding 34,932,928 shares of our common stock, or 89.3 percent of the total stock outstanding and entitled to vote at the Annual Meeting.  The table below describes the results of voting at the Annual Meeting.

		Votes For	Votes Against	Abstentions	Broker Non-Votes
1.	Election of Directors:
	Robert R. Harl	34,244,651	648,925	39,352	-
	Edward J. DiPaolo	34,565,112	362,687	5,129	-

2.	Ratification of Independent Registered Public Accounting Firm:	34,758,504	166,526	7,898	-

Item 5. Other Information

Not applicable.

Item 6. Exhibits
The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

10	Form of Indemnification Agreement between our directors and officers and us.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLBROS GROUP, INC.

Date: August 5, 2009	By:	/s/ Van A. Welch
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

Exhibit
Number	Description

10	Form of Indemnification Agreement between our directors and officers and us.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.