Form 10-Q
period 2009-09-30
Willbros Group, Inc.\NEW\
filed 2009-11-05
CIK 1449732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

The number of shares of the registrant’s Common Stock, $.05 par value, outstanding as of October 30, 2009 was 39,637,466.

WILLBROS GROUP, INC.
FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2009

PART I – FINANCIAL INFORMATION

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$243,723	$207,864
Accounts receivable, net	162,795	189,968
Contract cost and recognized income not yet billed	44,060	64,499
Prepaid expenses	13,470	13,427
Parts and supplies inventories	4,648	3,367
Assets of discontinued operations	1	2,686
Total current assets	468,697	481,811

Property, plant and equipment, net	135,632	149,988
Goodwill	85,062	80,365
Other intangible assets	38,032	39,786
Deferred tax assets	28,643	30,104
Other assets	2,224	5,290
Total assets	$758,290	$787,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$100,360	$155,305
Contract billings in excess of cost and recognized income	25,683	18,289
Current portion of capital lease obligations	6,325	9,688
Notes payable and current portion of other long-term debt	-	1,090
Current portion of government obligations	6,575	6,575
Accrued income taxes	710	5,089
Liabilities of discontinued operations	-	609
Other current liabilities	1,785	-
Total current liabilities	141,438	196,645

Capital lease obligations	11,884	25,186
Long-term debt	86,758	84,550
Long-term portion of government obligations	6,575	13,150
Long-term liability for unrecognized tax benefits	5,320	6,232
Deferred tax liabilities	16,260	17,446
Other long-term liabilities	1,631	-
Total liabilities	269,866	343,209

Contingencies and commitments (Note 13)

Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	-	-
Common stock, par value $.05 per share, 70,000,000 shares authorized; 40,086,216 shares issued at September 30, 2009 (39,574,220 at December 31, 2008)	2,004	1,978
Additional Paid-In Capital	603,465	595,640
Accumulated deficit	(116,560)	(142,611)
Treasury stock at cost, 468,513 shares at September 30, 2009 (387,719 at December 31, 2008)	(8,498)	(8,015)
Accumulated other comprehensive income (loss)	7,028	(4,436)
Total Willbros Group, Inc. stockholders’ equity	487,439	442,556
Noncontrolling interest	985	1,579
Total stockholders’ equity	488,424	444,135
Total liabilities and equity	$758,290	$787,344

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Contract Revenue	$247,533	$490,651	$1,065,941	$1,450,002

Operating Expense:
Contract	222,166	429,696	940,949	1,255,296
Amortization of Intangibles	960	2,586	5,554	7,828
General and Administrative	18,490	29,138	62,742	85,938
Other Charges	2,418	-	8,207	-
	244,034	461,420	1,017,452	1,349,062
Operating Income	3,499	29,231	48,489	100,940

Other Income (Expense)
Interest Income	469	799	1,742	2,592
Interest Expense	(2,446)	(3,158)	(7,835)	(9,667)
Other – Net	(126)	58	(18)	204
	(2,103)	(2,301)	(6,111)	(6,871)
Income from Continuing Operations Before Income Taxes	1,396	26,930	42,378	94,069

Provision (Benefit) for Income Taxes	(659)	8,057	13,257	36,450
Income from Continuing Operations Before Noncontrolling Interest	2,055	18,873	29,121	57,619
Less: Income Attributable to Noncontrolling Interest	(372)	(413)	(1,543)	(1,433)
Income from Continuing Operations attributable to Willbros Group Inc.	1,683	18,460	27,578	56,186
Income (Loss) from Discontinued Operations, net of taxes	(27)	1,219	(1,527)	3,042
Net Income Attributable to Willbros Group, Inc.	$1,656	$19,679	$26,051	$59,228

Basic Income (Loss) per Common Share:
Income from Continuing Operations	$0.04	$0.48	$0.71	$1.47
Income (Loss) from Discontinued Operations	-	0.03	(0.04)	0.08
Net Income	$0.04	$0.51	$0.67	$1.55

Diluted Income (Loss) per Common Share:
Income from Continuing Operations	$0.04	$0.46	$0.71	$1.41
Income (Loss) from Discontinued Operations	-	0.03	(0.04)	0.07
Net Income	$0.04	$0.49	$0.67	$1.48

Weighted Average Number of Common
Shares Outstanding:
Basic	38,721,586	38,313,997	38,656,656	38,236,508
Diluted	38,918,933	43,803,235	38,817,411	43,864,307

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(Unaudited)

							Total
						Accumulated	Willbros
	Common Stock		Additional			Other	Group, Inc.	Non-	Total
	Shares	Par	Paid-In	Accumulated	Treasury	Comprehensive	Stockholders’	controlling	Stockholders’
		Value	Capital	Deficit	Stock	Income (Loss)	Equity	Interest	Equity(1)

Balance, December 31, 2008	39,574,220	$1,978	$579,577	$(129,449)	$(8,015)	$(4,436)	$439,655	$-	$439,655
Cumulative effect of adoption of new accounting principles	-	-	16,063	(13,162)	-	-	2,901	1,579	4,480
Balance, December 31, 2008, as adjusted (1)	39,574,220	1,978	595,640	(142,611)	(8,015)	(4,436)	442,556	1,579	444,135

Net income attributable to Willbros and noncontrolling interest	-	-	-	26,051	-	-	26,051	1,543	27,594
Foreign currency translation adjustment	-	-	-	-	-	11,464	11,464	-	11,464
Total comprehensive income (loss)	-	-	-	-	-	-	37,515	-	39,058

Dividend declared and distributed to noncontrolling interest	-	-	-	-	-	-	-	(2,137)	(2,137)
Stock-based compensation (excluding tax benefit)	-	-	9,321	-	-	-	9,321	-	9,321
Stock-based compensation tax benefit	-	-	(1,655)	-	-	-	(1,655)	-	(1,655)
Restricted stock grants	457,797	23	(23)	-	-	-	-	-	-
Vesting of restricted stock rights	37,699	2	(2)	-	-	-	-	-	-
Exercise of stock options	16,500	1	184	-	-	-	185	-	185
Additions to treasury stock	-	-	-	-	(483)	-	(483)	-	(483)
Balance, September 30, 2009	40,086,216	$2,004	$603,465	$(116,560)	$(8,498)	$7,028	$487,439	$985	$488,424

(1) Total stockholders’ equity as of December 31, 2008 has been restated to reflect all applicable prior periods for the adoption of FSP No APB 14-1 (ASC 470-20) and SFAS No. 160 (ASC 810-10).

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)
(Unaudited)

	Nine Months
	Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income attributable to Willbros and noncontrolling interest	$27,594	$60,661
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	1,527	(3,042)
Depreciation and amortization	31,082	33,988
Stock-based compensation	9,321	7,080
Amortization of debt issuance costs	1,929	1,087
Stock-based compensation tax benefit	1,655	(3,277)
Deferred income tax provision	(2,485)	6,885
Non-cash interest expense	2,208	2,096
Loss (gain) on sales of property, plant and equipment	(908)	206
Provision for bad debts	544	1,215
Other	-	(123)
Changes in operating assets and liabilities:
Accounts receivable, net	38,717	(19,931)
Contract cost and recognized income not yet billed	27,913	(35,405)
Prepaid expenses	4,766	5,706
Parts and supplies inventories	(1,135)	(512)
Other assets	1,367	758
Accounts payable and accrued liabilities	(64,967)	44,504
Contract billings in excess of cost and recognized income	5,317	(783)
Accrued income taxes	(4,354)	(3,590)
Long-term liability for unrecognized tax benefits	(1,157)	(330)
Other	2,296	-
Cash provided by operating activities of continuing operations	81,230	97,193
Cash provided by (used in) operating activities of discontinued operations	(222)	3,531
Cash provided by operating activities	81,008	100,724
Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(13,955)	846
Purchases of property, plant and equipment	(10,369)	(28,122)
Rebates from purchases of property, plant and equipment	-	1,915
Proceeds from sales of property, plant and equipment	8,233	1,418
Cash used in investing activities of continuing operations	(16,091)	(23,943)
Cash used in investing activities of discontinued operations	-	-
Cash used in investing activities	(16,091)	(23,943)
Cash flows from financing activities:
Payments on capital leases	(20,326)	(17,550)
Payments of government fines	(6,575)	(12,575)
Repayment of notes payable	(1,062)	(9,550)
Acquisition of treasury stock	(483)	(4,786)
Stock-based compensation tax benefit	(1,655)	3,277
Proceeds from exercise of stock options	185	684
Costs of public offering of common stock	-	(251)
Costs of debt issues	(150)	(166)
Dividend declared and distributed to noncontrolling interest	(2,137)	(699)
Cash used in financing activities of continuing operations	(32,203)	(41,616)
Cash used in financing activities of discontinued operations	-	-
Cash used in financing activities	(32,203)	(41,616)
Effect of exchange rate changes on cash and cash equivalents	3,145	(499)
Cash provided by all activities	35,859	34,666
Cash and cash equivalents, beginning of period	207,864	92,886
Cash and cash equivalents, end of period	$243,723	$127,552

Supplemental disclosures of cash flow information:
Cash paid for interest (including discontinued operations)	$4,648	$6,287
Cash paid for income taxes (including discontinued operations)	$19,481	$34,651

Supplemental non-cash investing and financing transactions:
Equipment and property obtained by capital leases	$-	$17,863
Prepaid insurance obtained by note payable	$-	$12,754
Common stock issued for conversion of 2.75% convertible senior notes	$-	$8,643
Deposit applied to capital lease obligation	$-	$1,432

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

1.    The Company and Basis of Presentation

Willbros Group, Inc., a Delaware corporation, and all of its majority-owned subsidiaries (the “Company,” “Willbros” or “WGI”), is an independent international contractor serving the oil, gas and power industries; government entities; and the refinery and petrochemical industries. The Company’s principal markets for continuing operations are the United States, Canada and Oman. The Company obtains its work through competitive bidding and through negotiations with prospective clients. Contract values may range from several thousand dollars to several hundred million dollars and contract durations range from a few weeks to more than two years.

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2008, which has been derived from audited consolidated financial statements, and the unaudited interim Condensed Consolidated Financial Statements as of September 30, 2009, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The Company believes the presentations and disclosures herein are adequate to make the information not misleading. Certain prior period amounts have been reclassified to be consistent with current presentation. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s December 31, 2008 audited Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of management, the unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary to present fairly the financial position as of September 30, 2009, the results of operations and cash flows of the Company for all interim periods presented, and stockholders’ equity for the nine months ended September 30, 2009.

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

As discussed in Note 10 – Segment Information, beginning with the second quarter of 2009, the Company realigned its business segments to reflect changes that management has made in its organization.

As discussed in Note 14 – Discontinuance of Operations, Asset Disposals, and Transition Services Agreement, the Company has disposed of certain assets and operations that are together classified as discontinued operations (collectively the “Discontinued Operations”). Accordingly, these Condensed Consolidated Financial Statements reflect these operations as discontinued operations in all periods presented. The disclosures in the Notes to the Condensed Consolidated Financial Statements relate to continuing operations except as otherwise indicated.

As of September 30, 2009 and December 31, 2008, respectively, the Company had $0 and $1,000 of cash and cash equivalents committed to specific project uses.

For interim financial reporting, the Company records the tax provision based on its estimate of the effective tax rate for the year. The Company has projected its annual estimated income tax rate to be 32.5 percent for 2009.

The carrying value of financial instruments does not materially differ from fair value.

The Company has evaluated subsequent events through November 4, 2009, the date of issuance of the condensed consolidated financial statements.

2.      New Accounting Pronouncements

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) officially launched the FASB Accounting Standards Codification (“the Codification”), which has become the single official source of authoritative, nongovernmental, U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission. The Codification is designed to simplify U.S. GAAP into a single, topically ordered structure. All guidance contained in the Codification carries an equal level of authority. The Codification is effective for all interim and annual periods ending after September 15, 2009. Accordingly, the Company refers to Codification in respect to the appropriate accounting standards throughout this document as “ASC”. Implementation of the Codification did not have any impact on the Company’s consolidated financial statements.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

2.    New Accounting Pronouncements (continued)

FSP No. APB 14-1 (ASC 470-20)

In May 2008, the FASB issued FSP No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (Accounting Standard Codification “ASC” 470-20). This update clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by APB Opinion No. 14 (ASC 470). Additionally, this update specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This update is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. On January 1, 2009, the Company adopted this guidance. Upon adopting the provisions, the Company retroactively applied its provisions and restated its condensed consolidated financial statements for prior periods. See Note 8 - Long-term Debt for more information on the application of this guidance.

SFAS No. 160 (ASC 810-10)

In December 2007, the FASB released SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (ASC 810-10).  This standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This standard establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interests of noncontrolling owners and the interest of the parent. The majority of the Company’s noncontrolling interest relates to its operations in Oman. As of December 31, 2008, noncontrolling interest was included in accounts payable and accrued liabilities on the balance sheet and within contract cost on the statement of operations. Upon adoption on January 1, 2009, the presentation and disclosure requirements were applied retrospectively for all periods presented in which the noncontrolling interest was reclassified to equity and consolidated net income was adjusted to include net income attributed to the noncontrolling interest.

The following table sets forth the effect of the retrospective application of FSP No. APB 14-1 (ASC 470-20) and SFAS No. 160 (ASC 810-10) on previously reported line items.

Consolidated Statement of Operations:

	Three Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2008
	Originally	As	Originally	As
	Reported	Adjusted	Reported	Adjusted

Contract cost	$430,192	$429,696	$1,256,680	$1,255,296
Interest expense	(2,484)	(3,158)	(7,671)	(9,667)

Net income	20,270	20,092	61,272	60,661
Net income attributable to noncontrolling interest	-	(413)	-	(1,433)
Net income attributable to Willbros Group, Inc.	20,270	19,679	61,272	59,228

Basic income per share	$0.53	-	$1.60	-
Basic income per share to Company shareholders	-	$0.51	-	$1.55
Diluted income per share	$0.49	-	$1.48	-
Diluted income per share to Company shareholders	-	$0.49	-	$1.48

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

2.     New Accounting Pronouncements (continued)

Consolidated Balance Sheets:

	December 31, 2008	December 31, 2008
	Originally Reported	As Adjusted

Other Assets	$6,191	$5,290
Accounts payable and accrued liabilities	156,335	155,305
2.75% convertible senior notes	59,357	53,652
6.5% senior convertible notes	32,050	30,898
Deferred tax liability	14,703	17,446
Additional paid-in capital	579,577	595,640
Accumulated Deficit	(129,449)	(142,611)

FSP No. FAS 142-3 (ASC 350-30-35)

In April 2008, the FASB issued FSP No. FAS 142-3 “Determination of the Useful Life of Intangible Assets” (ASC 350-30-35). This update amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this update is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 (ASC 350), the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141-R (ASC 805) and other U.S. generally accepted accounting principles. This update is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s condensed consolidated financial statements.

FSP No. FAS 157-1 (ASC 820-10)

In February 2008, the FASB issued FSP FAS No. 157-1 ”Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” (ASC 820-10) which removes certain leasing transactions from the scope of SFAS No. 157 (ASC 820) and FSP No. SFAS 157-2 (ASC 820-10) and also defers the effective date of SFAS No. 157 (ASC 820) for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Beginning January 1, 2009, the Company adopted the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination. The Company’s adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.

SFAS No. 141-R (ASC 805) and FSP No. SFAS 141(R)-1 (ASC 805-20-25)

In December 2007, the FASB released SFAS 141(R) “Business Combinations” (ASC 805).  This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which are business combinations in the year ending December 31, 2009 for the Company. Early adoption is prohibited. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest and the goodwill acquired. Additionally, transaction costs that are currently capitalized under current accounting guidance will be required to be expensed as incurred under SFAS No. 141(R) (ASC 805). This standard also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.

In April 2009, the FASB issued FSP SFAS No. 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (ASC 805-20-25).  This update applies to all assets acquired and all liabilities assumed in a business combination that arise from contingencies. The update states that the acquirer will recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date if the following criteria, consistent with FAS No. 5 “Accounting for Contingencies,” (ASC 450) are met: (1) information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and (2) the amount of the asset or liability can be reasonably estimated. This update is effective for all business acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the provisions of FSP No. 141(R) (ASC 805) and  FSP No. 141(R)-1 (ASC 805-20-25) for business combinations with an acquisition date on or after January 1, 2009.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

2.     New Accounting Pronouncements (continued)

SFAS No. 165 (ASC 855)

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (ASC 855). This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The Company adopted SFAS No. 165 for the quarter ended June 30, 2009. Adoption did not have a material effect on the Company’s condensed consolidated financial statements.

SFAS No. 167 (ASC 810)

In April 2009, the FASB issued SFAS No. 167  “Amendments to FASB Interpretation No. 46(R)” (ASC 810).  This standard requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. SFAS No. 167 is effective for annual reporting periods beginning after November 15, 2009. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

3.    Acquisitions

On July 9, 2009, the Company acquired the engineering business of Wink Companies, LLC (“Wink”), a privately-held firm based in Baton Rouge, Louisiana.  Wink serves primarily the U.S. market from its regional offices in Louisiana and Mississippi, providing multi-disciplinary engineering services to clients in the petroleum refining, chemicals and petrochemicals and oil and gas industries.  This acquisition provides the Company the opportunity to offer fully integrated EPC services to the downstream hydrocarbon industries.  The total purchase price of $17,431 was comprised of $6,075 in cash paid, $10,236 in debt assumed and $1,120 related to the assumption of an unfavorable lease relative to market value.  In addition, the Company incurred transaction-related costs of approximately $600.

The Company has consolidated Wink in its financial results as part of its Downstream Oil & Gas segment from the date of acquisition. The allocation of purchase price to acquired assets and liabilities is as follows:

Cash acquired	$2,356
Receivables, net	5,876
Other current assets acquired	7,513
Property and equipment	6,441
Other long-term assets	80
Amortizable intangible assets:
Customer relationships	1,400
Trademark / Tradename	1,300
Non-compete agreement	1,100
Goodwill	3,600
Liabilities assumed	(12,235)
Total purchase price	$17,431

The amortizable intangible assets have useful lives ranging between five years and ten years and a weighted average useful life of 8.3 years. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and is deductible for tax purposes. The goodwill recorded in connection with this acquisition is included in the Downstream Oil & Gas segment.

The results and operations for Wink have been included in the Company’s condensed consolidated statements of operations since the completion of the acquisition on July 9, 2009. This acquisition does not have a material impact on the financial statements. Accordingly, pro forma disclosures have not been presented.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

4.     Other Charges

During the first nine months of 2009, the Company incurred $8,207 of other charges consisting of severance and operating lease abandonment charges to realign the continuing operating costs with the current level of demand for its services. Third quarter of 2009 charges totaled $2,418, composed primarily of $2,023 in lease abandonment charges. The estimated carrying costs of the abandoned lease space were determined with the assistance of the Company’s third party real estate advisors and were based on an assessment of applicable commercial real estate markets.  There may be a significant fluctuation in the estimated costs to the extent the evaluation of the facts, circumstances and expectations change. The principal variables in estimating the carrying costs are the length of time required to sublease the space, the sublease rate and expense for inducements (e.g., rent abatement, tenant improvement allowance) that may be offered to a prospective sublease tenant. The accrual at September 30, 2009, for carrying costs of the abandoned lease space totaled $2,023. While the Company believes this accrual is adequate, it is subject to adjustment as conditions change. The Company will continue to evaluate the adequacy of the accrual and will make the necessary changes to the accrual as conditions warrant. “Other charges” included in the Company’s consolidated operating income for the three and nine months ended September 30, 2009 consist of the following:

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
Headcount reductions	$356	$-	$4,112	$-
Lease abandonments	2,023	-	2,023	-
Accelerated vesting of stock awards	39	-	2,072	-
Total Other Charges	$2,418	$-	$8,207	$-

5. Contracts in Progress

Contract cost and recognized income not yet billed on uncompleted contracts arise when recorded revenues for a contract exceed the amounts billed under the terms of the contracts. Contract billings in excess of cost and recognized income arise when billed amounts exceed revenues recorded. Amounts are billable to customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract. Also included in contract cost and recognized income not yet billed on uncompleted contracts are amounts the Company seeks to collect from customers for change orders approved in scope but not for price associated with that scope change (unapproved change orders). Revenue for these amounts is recorded equal to the lesser of the expected revenue or cost incurred when realization of price approval is probable. Estimating revenues from unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded unapproved change orders may be made in the near-term. If the Company does not successfully resolve these matters, a reduction in revenues may be required to amounts that have been previously recorded.

Contract cost and recognized income not yet billed and related amounts billed as of September 30, 2009 and December 31, 2008 were as follows:

	September 30,	December 31,
	2009	2008

Cost incurred on contracts in progress	$1,193,474	$1,576,037
Recognized income	170,919	180,830
	1,364,393	1,756,867
Progress billings and advance payments	(1,346,016)	(1,710,657)
	$18,377	$46,210

Contract cost and recognized income not yet billed	$44,060	$64,499
Contract billings in excess of cost and recognized income	(25,683)	(18,289)
	$18,377	$46,210

Contract cost and recognized income not yet billed includes $706 and $218 at September 30, 2009, and December 31, 2008, respectively, on completed contracts.

6.    Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2009, by business segment, are detailed below:

	Upstream Oil & Gas	Downstream Oil & Gas	Consolidated
Balance as of December 31, 2008	$11,142	$69,223	$80,365
Goodwill from acquisitions	-	3,600	3,600
Translation adjustments and other	1,082	15	1,097
Balance as of September 30, 2009	$12,224	$72,838	$85,062

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

6.    Goodwill and Other Intangible Assets (continued)

The Company’s other intangible assets as of September 30, 2009 were as follows:

	Customer Relationships	Backlog	Trademark	Non-compete Agreements	Total
Balance as of December 31, 2008	$36,869	$2,917	$-	$-	$39,786
Intangibles from acquisitions	1,400		1,300	1,100	3,800
Amortization	(2,549)	(2,917)	(33)	(55)	(5,554)
Balance as of September 30, 2009	$35,720	$-	$1,267	$1,045	$38,032

Weighted average remaining amortization period	10.2 yrs	N/A	9.8 yrs	4.8 yrs

These amortizable intangible assets are included in the assets of the Company’s Downstream Oil & Gas segment. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 1.5 to 12.1 years.

Amortization expense included in net income for the three and nine months ended September 30, 2009 was $960 and $5,554, respectively. Estimated amortization expense for the remainder of 2009 and each of the subsequent five years and thereafter is as follows:

Fiscal year:
2009	$960
2010	3,842
2011	3,842
2012	3,842
2013	3,842
2014	3,732
Thereafter	17,972
Total amortization	$38,032

7.    Government Obligations

Government obligations represent amounts due to government entities, specifically the United States Department of Justice (“DOJ”) and the SEC, in final settlement of the investigations involving violations of the Foreign Corrupt Practices Act (the “FCPA”) and violations of the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These investigations stem primarily from the Company’s former operations in Bolivia, Ecuador and Nigeria. In May 2008, the Company reached final agreements with the DOJ and the SEC to settle their investigations. As previously disclosed, the agreements provided for an aggregate payment of $32,300. The Company will pay $22,000 in fines to the DOJ related to the FCPA violations, consisting of $10,000 paid on signing and $4,000 annually for three years thereafter, with no interest due on unpaid amounts. The Company will pay $10,300 to the SEC, consisting of $8,900 of profit disgorgement and $1,400 of pre-judgment interest, payable in four equal installments of $2,575 with the first installment paid on signing and annually for three years thereafter. Post-judgment interest will be payable on the outstanding $7,725.

During the twelve months ended December 31, 2008, $12,575 of the aggregate obligation was satisfied, which consisted of the initial $10,000 payment to the DOJ and the first installment of $2,575 to the SEC, inclusive of all pre-judgment interest. During the nine months ended September 30, 2009, $6,575 of the aggregate obligation was relieved, which consisted of the $4,000 annual installment to the DOJ and the $2,575 annual installment to the SEC, inclusive of all pre-judgment interest.

The remaining aggregate obligation of $13,150 has been classified on the Condensed Consolidated Balance Sheets as $6,575 in “Current portion of government obligations” and $6,575 in “Long-term portion of government obligations.” This division is based on payment terms that provide for two remaining equal installments of $2,575 and $4,000 to the SEC and DOJ, respectively.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

8.    Long-term Debt

Long-term debt as of September 30, 2009 and December 31, 2008 was as follows:

	September 30, 2009	December 31, 2008

Capital lease obligations	$18,209	$34,874
2.75% convertible senior notes	55,450	53,652
6.5% senior convertible notes	31,308	30,898
Other long-term debt	-	27
2007 Credit Facility	-	-
Total long-term debt	104,967	119,451
Less: current portion	(6,325)	(9,715)
Long-term debt, net	$98,642	$109,736

2007 Credit Facility

On November 20, 2007, the Company entered into a new credit agreement (the “Credit Agreement”), among Willbros United States Holding, Inc. (“WUSH”), a subsidiary of the Company (formerly known as Willbros USA, Inc.), as borrower, the Company and certain of its subsidiaries as guarantors (collectively, the “Loan Parties”), and a group of lenders (the “Lenders”) led by Calyon New York Branch (“Calyon”). The Credit Agreement provides for a new three-year senior secured $150,000 revolving credit facility due 2010 (the “2007 Credit Facility”). The Company has the option, subject to obtaining commitment from one or more lenders and Calyon’s consent, to increase the size of the 2007 Credit Facility to $200,000 within the first two years of the closing date of the 2007 Credit Facility. The Company is able to utilize 100 percent of the 2007 Credit Facility to obtain performance letters of credit and 33.3 percent (or $50,000) of the facility for cash advances for general corporate purposes and financial letters of credit. The 2007 Credit Facility is secured by substantially all of the assets of the Company, including those of the Loan Parties, as well as a pledge of 100 percent of the equity interests of WUSH and each of the Company’s other material U.S. subsidiaries and 65 percent of the equity interests of Willbros Global Holdings, Inc.

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

A default under the Credit Agreement may be triggered by events such as a failure to comply with financial covenants or other covenants under the Credit Agreement, a failure to make payments when due under the Credit Agreement, a failure to make payments when due in respect of or a failure to perform obligations relating to debt obligations in excess of $5,000, a change of control of the Company or certain insolvency proceedings. A default under the Credit Agreement would permit Calyon and the Lenders to restrict the Company’s ability to further access the 2007 Credit Facility for cash advances or letters of credit, require the immediate repayment of any outstanding cash advances with interest and require the cash collateralization of outstanding letter of credit obligations. Unamortized debt issue costs associated with the creation of the 2007 Credit Facility total $621 and $960 and are included in other assets at September 30, 2009 and December 31, 2008, respectively. These costs are being amortized to interest expense over the three-year term of the Credit Facility.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

8.    Long-term Debt (continued)

The 2007 Credit Facility also includes financial covenants relating to maintenance of the following:

•
A minimum net worth in an amount of not less than the sum of $106,458 plus 50.0 percent of consolidated net income earned in each fiscal quarter ended after December 31, 2007 plus adjustments for certain equity transactions and debt conversions;

•	A maximum leverage ratio of 2.00 to 1.00 for the fiscal quarter ending September 30, 2009 and for each fiscal quarter thereafter;

•	A minimum fixed charge coverage ratio of not less than 3.50 to 1.00 for the fiscal quarter ending September 30, 2009 and for each fiscal quarter thereafter;

•
If the Company’s liquidity during any fiscal quarter falls below $35,000, a maximum capital expenditure ratio of 1.50 to 1.00 (cost of assets added through purchase or capital lease) for such fiscal quarter and for each of the three quarters thereafter.

If any of these covenants were to be violated, it would be considered an event of default entitling the Lenders to terminate the remaining commitment, call all outstanding letters of credit, and accelerate payment of any principal and interest outstanding. At September 30, 2009, the Company was in compliance with all of these covenants.

As of September 30, 2009, there were no borrowings outstanding under the 2007 Credit Facility and there were $11,552 in outstanding letters of credit for projects in continuing operations.

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

Pursuant to the 6.5% Purchase Agreement, the Company and WUSH have agreed to indemnify the Purchasers, their affiliates and agents, against certain liabilities, including liabilities under the Securities Act. The 6.5% Notes currently outstanding are convertible into shares of the Company’s common stock at a conversion rate of 56.9606 shares of common stock per $1,000 principal amount of notes (representing a conversion price of approximately $17.56 per share resulting in 1,825,587 shares at September 30, 2009), subject to adjustment in certain circumstances. The 6.5% Notes are general senior unsecured obligations. Interest is due semi-annually on June 15 and December 15, and began on June 15, 2006.

The 6.5% Notes mature on December 15, 2012 unless the notes are repurchased or converted earlier. The Company does not have the right to redeem the 6.5% Notes. The holders of the 6.5% Notes have the right to require the Company to purchase the 6.5% Notes for cash, including unpaid interest, on December 15, 2010. The holders of the 6.5% Notes also have the right to require the Company to purchase the 6.5% Notes for cash upon the occurrence of a fundamental change, as defined in the 6.5% Indenture. In addition to the amounts described above, the Company will be required to pay a “make-whole premium” to the holders of the 6.5% Notes who elect to convert their notes into the Company’s common stock in connection with a fundamental change. The make-whole premium is payable in additional shares of common stock and is calculated based on a formula with the premium ranging from 0.0 percent to 28.0 percent depending on when the fundamental change occurs and the price of the Company’s stock at the time the fundamental change occurs.

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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

8.    Long-term Debt (continued)

A covenant in the indenture for the 6.5% Notes prohibits the Company from incurring any additional indebtedness if its consolidated leverage ratio exceeds 4.00 to 1.00. As of September 30, 2009, this covenant would not have precluded the Company from borrowing under the 2007 Credit Facility.

2.75% Convertible Senior Notes

In the first and second quarters of 2004, the Company completed an aggregate offering of $70,000 of 2.75% Convertible Senior Notes (the “2.75% Notes”). The 2.75% Notes are general senior unsecured obligations. Interest is paid semi-annually on March 15 and September 15 and payments began on September 15, 2004. The 2.75% Notes mature on March 15, 2024 unless the notes are repurchased, redeemed or converted earlier. The Company may redeem the 2.75% Notes for cash on or after March 15, 2011, at 100 percent of the principal amount of the notes plus accrued interest. The holders of the 2.75% Notes have the right to require the Company to purchase the 2.75% Notes, including unpaid interest, on March 15, 2011, 2014, and 2019, or upon a change of control related event. On March 15, 2011, or upon a change in control event, the Company must pay the purchase price in cash. On March 15, 2014 and 2019, the Company has the option of providing its common stock in lieu of cash or a combination of common stock and cash to fund purchases. The holders of the 2.75% Notes currently outstanding may, under certain circumstances, convert the notes into shares of the Company’s common stock at an initial conversion ratio of 51.3611 shares of common stock per $1,000 principal amount of notes (representing a conversion price of approximately $19.47 per share resulting in 3,048,641 shares at September 30, 2009 subject to adjustment in certain circumstances). The notes will be convertible only upon the occurrence of certain specified events including, but not limited to, if, at certain times, the closing sale price of the Company’s common stock exceeds 120 percent of the then current conversion price, or $23.36 per share, based on the initial conversion price. In the event of a default under any Company credit agreement other than the indenture covering the 2.75% Notes, (1) in which the Company fails to pay principal or interest on indebtedness with an aggregate principal balance of $10,000 or more; or (2) in which indebtedness with a principal balance of $10,000 or more is accelerated, an event of default would result under the 2.75% Notes.

The 2.75% Notes are governed by an indenture, dated March 12, 2004, between the Company, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee (the “2.75% Indenture”). The 2.75% Notes are convertible into shares of the Company’s stock. The 2.75% Notes and the underlying shares were registered for resale with the SEC.

On September 22, 2005 the Company amended the original Indenture, (“the Indenture Amendment”) to extend the initial date on or after which the 2.75% Notes may be redeemed by the Company to March 15, 2013 from March 15, 2011. In addition, a new provision was added to the 2.75% Indenture which requires the Company, in the event of a “fundamental change” which is a change of control event in which 10.0 percent or more of the consideration in the transaction consists of cash, to make a coupon make-whole payment equal to the present value (discounted at the U.S. treasury rate) of the lesser of (a) two years of scheduled payments of interest on the 2.75% Notes or (b) all scheduled interest on the 2.75% Notes from the date of the transaction through March 15, 2013.

FSP No. APB 14-1 (ASC 470-20)

As a result of the adoption of FSP No. APB 14-1 (ASC 470-20), the Company is required to separately account for the debt and equity components of its 6.5% Notes and 2.75% Notes in a manner that reflects their nonconvertible debt borrowing rate at the time of issuance.

6.5% Notes
The debt and equity components recognized for the Company’s 6.5% Notes were as follows:

	September 30, 2009	December 31, 2008
Principal amount of 6.5% Notes	$32,050	$32,050
Unamortized discount	(742)	(1,152)
Net carrying amount	31,308	30,898
Additional paid-in capital	3,131	3,131

At September 30, 2009, the unamortized discount had a remaining recognition period of approximately 15 months.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

8.    Long-term Debt (continued)

The amount of interest expense recognized and effective interest rate for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008

Contractual coupon interest	$521	$521	$1,562	$1,562
Amortization of discount	139	128	409	376
Interest expense	$660	$649	$1,971	$1,938

Effective interest rate	8.46%	8.46%	8.46%	8.46%

2.75% Notes
The debt and equity components recognized for the Company’s 2.75% Notes were as follows:

	September 30, 2009	December 31, 2008
Principal amount of 2.75% Notes	$59,357	$59,357
Unamortized discount	(3,907)	(5,705)
Net carrying amount	55,450	53,652
Additional paid-in capital	14,235	14,235

At September 30, 2009, the unamortized discount had a remaining recognition period of approximately 18 months.

The amount of interest expense recognized and effective interest rate for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008

Contractual coupon interest	$408	$408	$1,224	$1,264
Amortization of discount	610	567	1,797	1,721
Interest expense	$1,018	$975	$3,021	$2,985

Effective interest rate	7.40%	7.40%	7.40%	7.40%

Capital Leases

The Company has entered into multiple capital lease agreements to acquire construction equipment and automobiles. During the nine months ended September 30, 2009, the Company paid $15,304 to buy-out capital leases to company owned equipment. The weighted average of interest paid on capital leases is 6.43 percent.

Assets held under capital leases at September 30, 2009 and December 31, 2008 are summarized below:

	September 30, 2009	December 31, 2008

Construction equipment	$23,816	$43,175
Autos, trucks and trailers	1,922	4,090
Total assets held under capital lease	25,738	47,265
Less: accumulated depreciation	(8,385)	(11,167)
Net assets under capital lease	$17,353	$36,098

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

9.    Income (Loss) Per Share

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

Basic and diluted income (loss) from continuing operations per common share for the three and nine months ended September 30, 2009 and 2008 are computed as follows:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2009	2008		2009	2008
Income from continuing operations	$2,055	$18,873		$29,121	$57,619
Less: Income attributable to noncontrolling interest	(372)	(413)		(1,543)	(1,433)
Net income from continuing operations attributable to Willbros Group, Inc. (numerator for basic calculation)	1,683	18,460		27,578	56,186
Add: Interest and debt issuance costs associated
with convertible notes	-	1,804	(1)	-	5,638	(1)
Net income from continuing operations applicable
to common shares (numerator for diluted calculation)	$1,683	$20,264		$27,578	$61,824

Weighted average number of common shares
outstanding for basic income per share	38,721,586	38,313,997		38,656,656	38,236,508
Weighted average number of potentially dilutive
common shares outstanding(2)	197,347	5,489,238		160,754	5,627,799
Weighted average number of common shares
outstanding for diluted income per share	38,918,933	43,803,235		38,817,411	43,864,307
Income per common share from continuing operations:
Basic	$0.04	$0.48		$0.71	$1.47
Diluted	$0.04	$0.46		$0.71	$1.41

(1)	Interest expense for the three and nine months ended September 30, 2008 has been adjusted to reflect additional expense due to the adoption of FSP No. APB 14-1 (ASC 470-20).

(2)
Excluded from the computation of diluted income per share are options to purchase 207,750 shares of common stock, warrants to purchase 536,925 shares of common stock and 4,874,228 shares of common stock issuable upon conversion related to the 6.5% Notes and the 2.75% Notes that were all outstanding during the three and nine months ended September 30, 2009 as their effect was antidilutive. There were no shares excluded during the three and nine months ended September 30, 2008.

10.  Segment Information

Effective April 1, 2009, the Company revised its presentation of segments to reflect the new approach that management is using to evaluate performance within the Company. Previously the Company reported three segments, Upstream Oil & Gas, Downstream Oil & Gas, and Engineering. The Engineering segment has now been merged with the Upstream Oil & Gas segment. The Company’s segments are comprised of business units that are managed separately as each has different core competencies which require unique strategies.  The Company manages and reports on two operating segments: Upstream Oil & Gas and Downstream Oil & Gas. These segments are based on the industry segments served and operate primarily in the United States, Canada and Oman. Management evaluates the performance of each operating segment based on operating income. The Company’s corporate operations include the management, general & administrative, and financing functions of the organization.  The costs of these functions are allocated to the two operating segments.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

10.  Segment Information (continued)

The following tables reflect the Company’s reconciliation of segment operating results to net income in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008:

For the three months ended September 30, 2009:
	Upstream Oil & Gas	Downstream Oil & Gas	Consolidated
Revenue	$190,172	$57,361	$247,533
Operating expenses	184,712	59,322	244,034
Operating income	$5,460	$(1,961)	3,499
Other income (expense)			(2,103)
Provision (benefit) for income taxes			(659)
Income from continuing operations before noncontrolling interest			2,055
Less: Income attributable to noncontrolling interest			(372)
Income from continuing operations attributable to Willbros			1,683
Income (loss) from discontinued operations, net of provision for income taxes			(27)
Net income attributable to Willbros Group, Inc.			$1,656

For the three months ended September 30, 2008:
	Upstream Oil & Gas	Downstream Oil & Gas	Consolidated
Revenue	$404,402	$86,249	$490,651
Operating expenses	379,894	81,526	461,420
Operating income	$24,508	$4,723	29,231
Other income (expense)			(2,301)
Provision (benefit) for income taxes			8,057
Income from continuing operations before noncontrolling interest			18,873
Less: Income attributable to noncontrolling interest			(413)
Income from continuing operations attributable to Willbros			18,460
Income (loss) from discontinued operations, net of provision for income taxes			1,219
Net income attributable to Willbros Group, Inc.			$19,679

For the nine months ended September 30, 2009:
	Upstream Oil & Gas	Downstream Oil & Gas	Consolidated
Revenue	$854,066	$211,875	$1,065,941
Operating expenses	807,086	210,366	1,017,452
Operating income	$46,980	$1,509	48,489
Other income (expense)			(6,111)
Provision (benefit) for income taxes			13,257
Income from continuing operations before noncontrolling interest			29,121
Less: Income attributable to noncontrolling interest			(1,543)
Income from continuing operations attributable to Willbros			27,578
Income (loss) from discontinued operations, net of provision for income taxes			(1,527)
Net income attributable to Willbros Group, Inc.			$26,051

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

10.	Segment Information (continued)

For the nine months ended September 30, 2008:
	Upstream Oil & Gas	Downstream Oil & Gas	Consolidated
Revenue	$1,171,007	$278,995	$1,450,002
Operating expenses	1,088,839	260,223	1,349,062
Operating income	$82,168	$18,772	100,940
Other income (expense)			(6,871)
Provision (benefit) for income taxes			36,450
Income from continuing operations before noncontrolling interest			57,619
Less: Income attributable to noncontrolling interest			(1,433)
Income from continuing operations attributable to Willbros			56,186
Income (loss) from discontinued operations, net of provision for income taxes			3,042
Net income attributable to Willbros Group, Inc.			$59,228

Total assets by segment as of September 30, 2009 and December 31, 2008 are presented below:

	September 30, 2009	December 31, 2008

Upstream Oil & Gas	$260,087	$390,494
Downstream Oil & Gas	176,521	196,409
Corporate	321,681	197,755
Total segment assets	$758,289	$784,658

11.	Stockholders’ Equity

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

Restricted stock and restricted stock rights, also described collectively as restricted stock units (“RSU’s”), and options granted under the 1996 Plan vest generally over a two to four year period. Options granted under the Director Plan are fully vested. Restricted stock and restricted stock rights granted under the 2006 Director Plan vest one year after the date of grant. At September 30, 2009, the 1996 Plan had 426,957 and the 2006 Director Plan had 156,711 shares available for grant.  Of the shares available at September 30, 2009, 75,000 shares in the 1996 Stock Plan are reserved for future grants required under employment agreements. Certain provisions allow for accelerated vesting based on increases of share prices, eligible retirement and involuntary termination. Compensation expense of $2,072 and $0, respectively, for the nine months ended September 30, 2009 and 2008 and $39 and $0, respectively, for the three months ended September 30, 2009 and 2008 was recognized due to accelerated vesting of RSU’s due to retirements and separation from the Company.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

11.	Stockholders’ Equity (continued)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R (ASC 718-10) using the modified prospective application method. Under this method, compensation cost recognized in the three months and nine months ended September 30, 2009 and 2008 includes the applicable amounts of: (a) compensation expense of all share-based payments granted prior to, but not yet vested as of, January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 (ASC 718-10), and previously presented in the pro forma footnote disclosures in the Company’s SEC reports), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R). The Company determines the fair value of stock options as of its grant date using the Black-Scholes valuation method.

Share-based compensation related to RSU’s is recorded based on the Company’s stock price as of the grant date. Expense from both stock options and RSU’s totaled $2,371 and $2,596, respectively, for the three months ended September 30, 2009 and 2008 and $9,321 and $7,080, respectively, for the nine months ended September 30, 2009 and 2008.

No options were granted during the three or nine months ended September 30, 2009 and 2008. Stock option activity for the nine months ended September 30, 2009 consists of:

	Number of Options	Weighted Average Exercise Price

Outstanding at January 1, 2009	333,750	$15.47
Granted	-	-
Exercised	(16,500)	11.11
Forfeited	(55,000)	15.56
Outstanding at September 30, 2009	262,250	$15.72
Exercisable at September 30, 2009	189,750	$14.49

As of September 30, 2009, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $450 and $450, respectively. The weighted average remaining contractual term of outstanding options is 5.60 years and the weighted average remaining contractual term of the exercisable options is 5.20 years at September 30, 2009. The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 was $71 and $1,284, respectively.

The total fair value of options vested during the nine months ended September 30, 2009 and 2008 was $0 and $112, respectively, and for the three months ended September 30, 2009 and 2008 was $0 and $112, respectively.

The Company’s non-vested options at September 30, 2009, and the changes in non-vested options during the nine months ended September 30, 2009, are as follows:

	Shares	Weighted Average Grant-Date Fair Value

Nonvested, January 1, 2009	72,500	$7.15
Granted	-	-
Vested	-	-
Forfeited or expired	-	-
Nonvested, September 30, 2009	72,500	$7.15

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

11.	Stockholders’ Equity (continued)

The Company’s RSU activity and related information for the nine months ended September 30, 2009 consist of:

	Number of RSU’s	Weighted Average Grant-Date Fair Value

Outstanding at January 1, 2009	839,542	$32.89
Granted	516,164	9.74
Vested	(316,356)	29.00
Forfeited	(44,320)	18.97
Outstanding September 30, 2009	995,030	$22.73

The total fair value of RSU’s vested during the nine months ended September 30, 2009 and 2008 was $9,174 and $2,953, respectively.

As of September 30, 2009, there was a total of $14,562 of unrecognized compensation cost, net of estimated forfeitures, related to all non-vested share-based compensation arrangements granted under the Company’s stock ownership plans. That cost is expected to be recognized over a weighted-average period of 1.56 years.

Warrants to Purchase Common Stock

On October 27, 2006, the Company completed a private placement of equity to certain accredited investors pursuant to which the Company issued and sold 3,722,360 shares of the Company’s common stock resulting in net proceeds of $48,748. In conjunction with the private placement, the Company also issued warrants to purchase an additional 558,354 shares of the Company’s common stock. Each warrant is exercisable, in whole or in part, until 60 months from the date of issuance. A warrant holder may elect to exercise the warrant by delivery of payment to the Company at the exercise price of $19.03 per share, or pursuant to a cashless exercise as provided in the warrant agreement. The fair value of the warrants was $3,423 on the date of the grant, as calculated using the Black-Scholes option-pricing model. There were 536,925 warrants outstanding at September 30, 2009 and 2008, respectively.

12.	Foreign Exchange Risk

The Company attempts to negotiate contracts that provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at September 30, 2009 or December 31, 2008.

13.	Contingencies, Commitments and Other Circumstances

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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

13.	Contingencies, Commitments and Other Circumstances (continued)

For the term of the DPA, WGI and WII will fully cooperate with the government and comply with all federal criminal laws – including but not limited to the FCPA. As provided for in the DPA, the Company has retained a monitor, at the Company’s expense, effective September 25, 2009, with the approval of the DOJ, for a two and one-half year period, who will report to the DOJ on the Company’s compliance with the DPA. Failure by the Company to comply with the terms and conditions of either settlement could result in resumed prosecution and other regulatory sanctions.

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

Furthermore, the Company achieved mechanical completion of the 179 miles on the 42” pipeline in April 2009. While the Company has reached mechanical completion on MEP, close out project efforts are expected to be completed by the end of the fourth quarter of 2009.

Project claims and audit disputes

Post-contract completion audits and reviews are periodically conducted by clients and/or government entities on certain contracts. As of September 30, 2009, the Company has been notified of claims and audit assertions totaling $5,329, against which the Company has an aggregate reserve of $1,850. The Company is actively engaged with several customers to resolve these disputes. There can be no assurance as to the resolution of these claims and assertions. During the third quarter of 2009, the Company reached an agreement with a customer to resolve $23,040 of claims and audit assertions for $2,911.

Legal Proceedings

In addition to the matters discussed above, the Company is party to a number of legal proceedings. Management believes that the nature and number of these proceedings are typical for a firm of similar size engaged in a similar type of business and that none of these proceedings is material to the Company’s financial position.

Commitments

From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds and financial guarantees. Contracts with the Company’s customers may require the Company to secure letters of credit or surety bonds with regard to the Company’s performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or surety bonds in lieu of contract retention provisions, in which case the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At September 30, 2009, the Company had approximately $11,870 of letters of credit related to continuing operations and $0 of letters of credit related to Discontinued Operations in Nigeria. Additionally, the Company had $287,795 of primary surety bonds outstanding related to continuing operations. These amounts represent the maximum amount of future payments the Company could be required to make if the letters of credit are drawn upon and claims are made under the surety bonds. As of September 30, 2009, no other liability has been recognized for letters of credit and surety bonds.

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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

13.	Contingencies, Commitments and Other Circumstances (continued)

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

The Company attempts to manage contract risk by implementing a standard contracting philosophy to minimize liabilities assumed in the agreements with the Company’s clients. With the acquisitions the Company has made in the last few years, however, there may be contracts or master service agreements in place that do not meet the Company’s current contracting standards. While the Company has made efforts to improve its contractual terms with its clients, this process takes time to implement. The Company has attempted to mitigate the risk by requesting amendments with its clients and by maintaining primary and excess insurance, of certain specified limits, in the event a loss was to ensue.

14.	Discontinuance of Operations, Asset Disposals, and Transition Services Agreement

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

Nigeria Assets and Nigeria-Based Operations

Share Purchase Agreement

On February 7, 2007, the Company sold its Nigeria assets and Nigeria-based operations in West Africa to Ascot Offshore Nigeria Limited (“Ascot”), a Nigerian oilfield services company, for total consideration of $155,250 (the “Purchase Price”). The sale was pursuant to a Share Purchase Agreement by and between the Company and Ascot dated as of February 7, 2007 (the “Agreement”), providing for the purchase by Ascot of all of the share capital of WG Nigeria Holdings Limited, the holding company for Willbros West Africa, Inc. (“WWAI”), Willbros (Nigeria) Limited, Willbros (Offshore) Nigeria Limited and WG Nigeria Equipment Limited.

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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

14.	Discontinuance of Operations, Asset Disposals, and Transition Services Agreement (continued)

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

The Company currently has no employees working in Nigeria and we have no intention of returning to Nigeria. If ultimately it is determined by an English Court that the Company is liable, in whole or in part, for damages that WAPCo may establish against WWAI for WWAI’s alleged non-performance of the WAGP contract, or if WAPCo is able to establish liability against the Company directly under the parent company guarantee, and, in either case, we are unable to enforce rights under the indemnity agreement entered into with Ascot and Berkeley in connection with the WAGP contract, the Company may experience substantial losses. However, at this time, the Company cannot predict the outcome of any arbitration or litigation which may ensue in this developing WAGP contract dispute, or be certain of the degree to which the indemnity agreement given in our favor by Ascot and Berkeley will protect the Company. Based upon current knowledge of the relevant facts and circumstances, the Company does not expect that the outcome of the potential dispute will have a material adverse effect on its financial condition or results of operations.

Results of Discontinued Operations

For the three months ended September 30, 2009, the loss from Discontinued Operations was $27 or $0.00 per basic and diluted share. This compares to income from Discontinued Operations of $1,219 or $0.03 per basic and diluted share for the three months ended September 30, 2008. For the nine months ended September 30, 2009, the loss from Discontinued Operations was $1,527 or $0.04 per basic and diluted share compared to income of $3,042 or $0.08 per basic and $0.07 per diluted share for the nine months ended September 30, 2008. During the second quarter 2009, a $1,750 charge was taken to write off the net book value of the commitment related to the sale of the Company’s Venezuela assets and operations as management determined the collection of the outstanding commitment highly unlikely, due to nationalization of various oil-field service contractors within the country.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In thousands, except share and per share amounts or unless otherwise noted)

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2009 and 2008, included in Item 1 of this Form 10-Q, and the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2008.

OVERVIEW

Third Quarter of 2009 Summary

Our third quarter of 2009 revenue was $247,533 and net income was $1,683 or $0.04 per share from continuing operations. Revenue and net income for the same quarter in 2008 were $490,651 and $18,460, respectively. The 50 percent decline in year-over-year revenue is primarily related to the reduction of large diameter pipeline work and the absence of EPC work that made a positive contribution in the same period in 2008. The third quarter of 2009 earnings were lower than expected primarily because of $4,500 in additional costs on an EPC project that was shutdown by our customer for several months and restarted with different protocols for safety and project execution. The project’s revised schedule and work scope have resulted in additional charges to the project.  Change orders covering the costs of the delays and scope changes have been or will be submitted to our customer for settlement; however, we cannot estimate at this time the outcome of these negotiations. Also impacting the third quarter’s earnings were $2,418 of “other charges” for employee severance and impairment of operating leases relating to the Company’s ongoing efforts to align our cost structure with the current and anticipated business environments.

At the end of the third quarter, we were awarded the construction contract for two spreads of large diameter pipeline work on the Energy Transfer operated Fayetteville Express Project (“FEP”). Our FEP spreads are expected to commence field operations early in the second quarter of 2010. During the next two quarters, we expect to bid on over $1 billion of new pipeline construction work for execution in 2010 and 2011. Industry reports anticipate a return to higher levels of pipeline construction activity in the United States commencing in the second half of 2010 through 2012; this information, coupled with the FEP award and increased bid activity causes us to have a more optimistic view of the near-term opportunities for our upstream pipeline construction business. However, U.S. Construction revenue is expected to reflect low utilization of people and assets during the fourth quarter of 2009 and the first quarter of next year, primarily because anticipated work has been deferred into 2010. The near-term weakness in major pipeline construction is further exacerbated by an anticipated weak winter season in Canada for pipeline construction. We now expect that the combination of the diminished fourth quarter pipeline construction revenue, loss of anticipated work in certain other business units and continuing downward margin pressures across all business units will result in a further reduction of revenue and contract income as compared to the third quarter of 2009, resulting in a net loss expected for the fourth quarter.

We have responded to this year’s challenging business environment by reassessing the cost structure of our business units and taking action to size the company for the market conditions that we anticipate, for current and future commitments, and for the strategic growth that we have planned going forward. At the end of 2008, we began aggressively reducing our G&A spending to maintain cost alignment with a decreasing revenue stream and simultaneously reducing our costs related to underutilized services, primarily engineering. During the third quarter, the cost reduction efforts expanded to address underutilized staff previously charged as part of contract costs, the appropriate level and type of executive compensation and recognition of underutilized or abandoned office and facility leases. Cost reduction initiatives related to underutilized operations staff have been tempered by the need to retain key resources to support a return to the elevated levels of business activity that are projected for 2010 and beyond, and to ensure that we are positioned to defend and pursue market share when conditions warrant it. Management views the negative near term impact, in the fourth quarter of 2009 and the first quarter of 2010, as necessary in order to capitalize on the anticipated improvement in business activity in 2010.

Since the fourth quarter of 2008, our cost savings initiatives have resulted in savings estimated at $56,100. The 2009 cost of these savings are expected to be $11,200, of which $1,700 was recorded in the fourth  quarter of 2008, $8,200 through September 2009 and the remaining $1,300 is expected to be incurred in the fourth quarter of this year. The cost includes severance, accelerated stock vesting and lease abandonment charges. Much of the annual cost savings will not be immediately reflected in earnings results because in the short-term, these cost reductions will be offset by a continued downward pressure on margins caused by underutilized assets and people. The current business environment has mandated that we continue to aggressively reduce our cost structure in the short-term while also staying focused on our long-term vision for Willbros. We will reassess our cost structure throughout our business in conjunction with developing and executing our strategies and business plans for 2010, 2011 and beyond.

Our backlog as of September 30, 2009 was $501,358, an increase of $114,172 (29.5 percent) from the prior quarter. This is the first successive quarter backlog increase since the second quarter of 2008. As mentioned above, the FEP contract award drove the Upstream Oil & Gas increase of $74,683.  Included in the Upstream Oil & Gas backlog increase is a 9 percent increase in our Oman backlog as well as new backlog associated with the Libya Great Manmade River Project, a combined successive quarter increase of $7,328. Downstream Oil & Gas backlog also experienced an increase of $39,489 or 26.1 percent. The Downstream Oil & Gas increase is primarily the result of $21,486 of additional backlog attributable to the acquisition of the engineering business of Wink Companies, LLC. (“Wink”); however, overall Downstream Oil & Gas backlog is trending up as a direct result of the increased proposal activity experienced in the current quarter and customers scheduling previously deferred turnaround work. Turnaround work scheduled for 2010 comprises 43.0 percent of the Downstream Oil & Gas backlog. Because our customers need to complete certain required maintenance work, our Downstream Oil & Gas businesses appear to be recovering earlier than the Upstream Oil & Gas businesses.

Looking forward, we are more optimistic of 2010 and beyond. We believe the first quarter of 2010 will be the starting point for improved levels of activity, particularly in turnaround work in our Downstream Oil & Gas segment.  We believe our Upstream Oil & Gas business lags the oil field services cycle and the uptick in the drilling rig count driven by improving commodity prices, as well as increasing development of unconventional gas plays throughout North America is a positive sign for improvement in the upstream markets we serve. Internally, inquiry levels for manufacturing, engineering and field services have increased both in North America and internationally, although we have not yet seen a corresponding increase in the number of project awards. As mentioned previously, backlog has improved in both of our segments.  Our cost reduction initiatives have contributed to conserving cash and maintaining financial flexibility. At September 30, we have $243,723 in cash, only a slight reduction from the June 30 balance of $245,392.

To accelerate our growth of business, we continue to identify and review potential acquisitions that would advance our strategy of diversifying our business model and drive more consistent long term results. The Wink acquisition, consummated in the third quarter, is the most recent example of the key role acquisitions may play in successfully executing our strategy. Our strong liquidity position supports our efforts to continue to acquire companies that are complementary to our strategy.

We are continuing to pursue international opportunities to expand our geographical presence. In addition to developing the North Africa and Middle East markets through our presence in Libya and our existing operations in Oman and our new Abu Dhabi engineering office, we have recently entered into a partnership agreement to actively pursue awards for several pipeline projects in Australia.

While the current market uncertainty impacts us unfavorably in the near-term, we remain committed to strategically building our company by growing our service offerings, expanding our geographical footprint, leveraging our current government opportunities, and maximizing our acquisition opportunities. We believe that our continued focus on growth, the best risk-adjusted returns and diversity, will result in a larger, more stable and profitable Willbros.

Our Vision

We continue to believe that long-term fundamentals support increasing demand for our services to the energy industry. This supports our vision for Willbros as a leading provider to the global infrastructure and government services markets of diversified professional construction and maintenance solutions addressing the entire asset lifecycle.

To accomplish this, we are actively working towards achieving the following objectives:

•	Diversify our current end market and geographic exposure to better serve clients and mitigate market specific risk.
•
Increase our professional services (project/program management, engineering, design, procurement, and logistics) capabilities to minimize cyclicality and risk associated with large capital projects in favor of higher return recurring service work.

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

Maintain Financial Flexibility

We anticipate that we will generate free positive cash flow for 2009 sufficient to meet our working capital needs and allow us to pursue our vision for diversification. We view financial strength and flexibility as a fundamental requirement to fulfilling our strategy.

At September 30, 2009, we had liquidity of $293,723 comprised of cash and cash equivalents of $243,723 and unutilized cash borrowing capacity of $50,000 under our revolving credit facility, with no short-term borrowings or commercial paper outstanding. This strong liquidity position is the result of our focus on the risk-adjusted return that was available in the North American market over the past two years and our focus on managing financial risk and cash flow. Our financial strategy going forward involves effectively deploying our liquidity to enhance our service capabilities and expand our geographic presence. We believe that companies with strong balance sheets and liquidity positions will have opportunities to acquire assets and companies in today’s market.

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

Focus resources in markets with the highest risk-adjusted return. During the pause in North America pipeline construction activity, we are redeploying resources to seek international opportunities which can provide superior, more diversified risk-adjusted returns and believe our extensive international experience is a competitive advantage. We continue to pursue opportunities to expand our business in North America organically or through acquisitions to include more recurring service work, and to build alliances to minimize our reliance on large capital expenditure projects, such as large diameter cross-country pipeline construction.  We opened an operations office in Libya and an engineering office in Abu Dhabi. We believe that markets in North Africa and the Middle East offer attractive opportunities for us in the future given mid- and long-term industry trends.  The recent award to provide the project management services for the Libya Great Manmade River project and the U.S. Navy’s selection of Willbros as a participating contractor in the Indefinite Delivery, Indefinite Quantity (“IDIQ”) contract to upgrade their fuel systems worldwide represents the beginning of the expected new stream of international work. We are also pursuing new work in the expanding Asia-Pacific energy infrastructure where we have entered into an alliance with Nacap, a well-known international pipeline contractor with operations in Australia, to leverage our complementary capabilities and experience in pursuit of multiple large diameter pipeline EPC opportunities associated with the coal seam methane developments proposed there.

Manage the risks shifting from our customers because of the shift to fixed price contracts. While we will continue to pursue a balanced contract portfolio, current market dynamics indicate that opportunities for pipeline have contracted and entered a much more competitive period characterized by lower margins and more fixed price contracts. We believe our fixed price execution experience, our current efforts to realign our cost structure, especially in the procurement of materials and subcontractor services, our improved systems and our focus on risk management provide us a competitive advantage versus many of our competitors.

Leverage Industry Position and Reputation into a Broader Service Offering

We believe the global energy infrastructure market will continue to provide opportunities. Our established platform and track record position us to expand our expertise into a broader range of related service offerings. We intend to leverage our project management, engineering and construction skills to establish additional service offerings, such as downstream engineering, instrumentation and electrical services, turbo-machinery services, environmental services and pipeline system integrity services. We believe that over time, a more balanced mix of recurring services, such as program management and maintenance services and capital projects will enhance the earnings profile of our business.

During the third quarter of 2009, the Wink acquisition completed our Downstream integrated service offering, enabling us to provide full EPC execution services with our internal resources.  To date we have identified over twelve EPC prospects, and we believe Wink positions us favorably for participation in high value, small capital projects for clients in the downstream markets.  We believe small high return projects such as these will be the first to be awarded as the refining industry returns to more normal levels of activity. We anticipate this will have a meaningfully favorable impact on our Downstream Oil & Gas future revenue and earnings.

Leverage Core Service Expertise into Additional Full EPC Contracts

Our core expertise and service offerings allow us to provide our customers with a single source EPC solution which creates greater efficiencies to the benefit of both our customers and our company. Our goal is to be one of the preeminent global engineering and construction firms that can provide our customers EPC solutions related to all the services that we offer. In performing integrated EPC contracts, we establish ourselves as overall project manager from the earliest stages of project inception and are therefore better able to efficiently determine the design, permitting, procurement and construction sequence for a project in connection with making engineering decisions. Our customers benefit from a more seamless execution and one-stop accountability for cost containment; while for us, these contracts often yield higher profit margins on the engineering and construction components of the contract compared to stand-alone contracts for similar services. It is the combination of a good job on time and greater cost certainty that we can provide which differentiates our EPC offering to our customers. As previously noted, the Wink acquisition now completes our ability to provide Company-wide EPC service capabilities with internal resources.

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

Upstream Oil & Gas

We provide our full EPC services or individual engineering, procurement and construction expertise, including systems, personnel and equipment, to design, build or replace large-diameter cross-country pipelines; fabricate engineered structures, process modules and facilities; and build oil and gas production facilities, pump stations, flow stations, gas compressor stations, gas processing facilities, gathering lines and related facilities. We provide a broad array of engineering, project management, pipeline integrity and field services to increase our equipment and personnel utilization. We currently provide these services in the United States, Canada, and Oman, and, with our international experience, can enter (or re-enter) individual country markets when conditions there are attractive to us and present an acceptable risk-adjusted return.

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

Additionally, the Downstream Oil & Gas segment provides government services, with current involvement in building and managing fueling depots.  Also, based on our recent selection by the U.S. Navy to compete for future task orders under the Engineering Service Center’s multiple-award IDIQ contract for assessments, inspections, repair, and construction services for fuel systems at U.S. Navy locations worldwide, we expect to be active in this area.

Significant Business Developments

October 2009

In Australia, we have formed a project-specific joint venture with Nacap, a well-known international pipeline contractor with operations in Australia, to leverage our complementary capabilities and experience in pursuit of multiple large diameter pipeline EPC opportunities associated with the large coal seam methane to LNG developments proposed there.

September 2009

We were awarded the construction contract for spreads three and four of the Fayetteville Express Pipeline.  The approximately 185-mile natural gas pipeline will originate in Conway County, Arkansas, continue eastward through White County, Arkansas, and terminate at an interconnect with Trunkline Gas Company in Panola County, Mississippi. FEP will parallel existing utility corridors where possible to minimize impact to the environment, communities and landowners. FEP is a joint venture between Energy Transfer Partners, L.P. and Kinder Morgan Energy Partners, L.P. Our scope of work includes 120 miles of 42-inch pipeline, beginning near Bald Knob, Arkansas and ending at the Trunkline interconnection. The project is expected to begin construction in April 2010 and be completed in October 2010.

NiSource Gas Transmission & Storage (“NGT&S”), a unit of NiSource Inc., and Willbros have executed a long-term alliance agreement whereby we will be the provider of program development, project management, design, engineering, geographic information systems (“GIS”), integrity and maintenance services with respect to pipeline system projects for NGT&S.  Under the alliance concept, a joint leadership team of NGT&S and Willbros members will identify, develop, define and evaluate concepts from a commercial perspective.  We will provide services necessary to advance concepts to sufficient detail for construction and/or budget approval, and, upon approval, we will execute a work order for any combination of services in the execution of projects and programs on the NGT&S system.

Financial Summary

Results and Financial Position

For the three months ended September 30, 2009, we achieved net income from continuing operations of $1,683 or $0.04 per basic and diluted share on revenue of $247,533. This compares to net income from continuing operations of $18,460 or $0.48 per basic and $0.46 per diluted share on revenue of $490,651 for the three months ended September 30, 2008.

Revenue for the three months ended September 30, 2009 decreased $243,118 (49.6 percent) to $247,533 from $490,651 during the same period in 2008.  The revenue decline is a result of decreased business activity due to delays and cancellations of anticipated projects for all business units; however, the largest declines were experienced in large diameter pipeline construction and EPC projects.

General and Administrative costs for the third quarter of 2009 decreased $10,648 (37.0 percent) to $18,490, which compares to $29,138 in the third quarter of 2008. This decrease is primarily related to current year reductions in incentive compensation and reduced salary and wages resulting from headcount reductions, which began in the fourth quarter of 2008 and continued through the first three quarters of 2009. Also contributing to this decrease was our effort to realign our costs with the reduced level of activity we anticipate in our markets.

Operating income for the three months ended September 30, 2009 decreased $25,732 (88.0 percent) to $3,499 from operating income of $29,231 during the same period in 2008, and operating margin decreased 4.6 percentage points to 1.4 percent in 2009 from operating margin of 6.0 percent in 2008. The operating income decrease was primarily a result of the decrease in contract income of $35,588 (58.4 percent) from 2008, other charges of $2,418, partially offset by a year-over-year quarterly improvement of G&A equal to $10,648. Following are the key components of the decrease in operating income:

•	Additional costs incurred on an EPC project related to delays and scope changes;

•	Charges associated with cost reduction initiatives;

•	Unusually wet weather adversely impacting the completion of two fixed price pipeline construction projects; and

•	Lower margins and fewer projects in Upstream Oil & Gas engineering services work.

The provision for income taxes for the three months ended September 30, 2009 was reduced by 6 percentage points as compared to the three months ended September 30, 2008. The effective tax rate used for the three months ended 2008 was 38.5 percent while the effective tax rate for the three months ended 2009 was 32.5 percent. This reduction is primarily attributed to the Company’s focus on reducing non-deductible expenses, changing its overall legal structure, lower taxable income and the net benefit recognized from the derecognition of uncertain tax positions.

Working capital as of September 30, 2009, for continuing operations, increased $44,169 (15.6 percent) to $327,258 from $283,089 at December 31, 2008. The increase in working capital was primarily driven by an increase in cash of $35,859.

Our debt to equity ratio as of September 30, 2009, decreased to 0.22:1 from 0.27:1 at December 31, 2008, primarily as a result of pre-paying capital lease obligations of $15,304 during the second quarter of 2009.

Consolidated cash flows provided during the nine months ended September 30, 2009, including discontinued operations, increased $1,193 to $35,859 from $34,666 during the same period in 2008. Cash provided by operations was $81,008, attributable primarily to our large diameter pipeline construction projects. The other significant cash transactions for the nine months was the acquisition of Wink, which used $16,311 of cash and the buy-out of capital leases, of $15,304. Combining our plant, property, and equipment purchases and disposals, along with cash used and obtained through acquiring Wink, resulted in a net outflow of $16,091.

Other Financial Measures

Backlog

In our industry, backlog is considered an indicator of potential future performance because it represents a portion of the future revenue stream. Our strategy is focused on backlog additions and capturing quality backlog with margins commensurate with the risks associated with a given project.

Backlog consists of anticipated revenue from the uncompleted portions of existing contracts and contracts whose award is reasonably assured. At September 30, 2009, total backlog from continuing operations increased $114,172 from $387,186 at June 30, 2009 to $501,358.  Total backlog decreased $154,136 (23.5 percent) from $655,494 at December 31, 2008.  We have transitioned back to a more historically based backlog unlike the past couple of years when the industry operated at or near capacity which led to higher backlog levels as customers reserved available capacity up to a year or more in advance of the project start date. Historically, a substantial amount of our revenue in a given year has not been in our backlog at the beginning of that year. Additionally, due to the short duration of many jobs, revenue associated with jobs performed within a reporting period will not be reflected in quarterly backlog reports. We generate revenue from numerous sources, including contracts of long or short duration entered into during a year as well as from various contractual processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas. In the current market for pipeline construction services, the opportunities for large cost reimbursable pipeline construction projects are minimal as demand has fallen below available capacity. Cost reimbursable contracts comprised 43.9 percent of backlog at September 30, 2009 versus 84.0 percent of backlog at December 31, 2008. We expect that approximately $136,061 or 27.1 percent, of our total backlog at September 30, 2009 will be recognized in revenue during the remainder of 2009.

The following tables show our backlog by operating segment and geographic location as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Operating Segment
Upstream Oil & Gas	$310,407	61.9%	$484,068	73.8%
Downstream Oil & Gas	190,951	38.1%	171,426	26.2%
Total backlog	$501,358	100.0%	$655,494	100.0%

	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Geographic Region
United States	$427,720	85.3%	$492,621	75.2%
Canada	37,539	7.5%	128,692	19.6%
Middle East/North Africa	36,099	7.2%	34,181	5.2%
Total backlog	$501,358	100.0%	$655,494	100.0%

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

A reconciliation of EBITDA from continuing operations to GAAP financial information follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Income from continuing operations attributable to Willbros Group, Inc.	$1,683	$18,460	$27,578	$56,186
Interest, net	1,977	2,359	6,093	7,075
Provision (benefit) for income taxes	(659)	8,057	13,257	36,450
Depreciation and amortization	9,515	11,201	31,082	33,988
EBITDA	$12,516	$40,077	$78,010	$133,699

EBITDA from continuing operations for the three months ended September 30, 2009 decreased $27,561 (68.8 percent) to $12,516 from $40,077 during the same period in 2008. The decrease in EBITDA during the three months ended September 30, 2009, is primarily a result of decreased contract income of $34,776 (excluding depreciation) and other charges of $2,418, partially offset by a decrease in G&A of $11,588 (excluding depreciation). The decrease in contract income (excluding depreciation) results primarily from a decrease in revenue of $243,118 (49.6 percent) and to a lesser extent, a decrease in contract margin of 0.9 percentage points to 12.5 percent during the three months ended September 30, 2009, from 13.4 percent during the same period in 2008.

EBITDA from continuing operations for the nine months ended September 30, 2009 decreased $55,689 (41.7 percent) to $78,010 from $133,699 during the same period in 2008. The decrease in EBITDA during the nine months ended September 30, 2009 is primarily a result of decreased contract income of $68,552 (excluding depreciation) partially offset by a decrease in G&A of $23,855 (excluding depreciation) and an increase in other charges of $8,207. The decrease in contract income (excluding depreciation) results primarily from the $384,061 (26.5 percent) decrease in revenue and from a decrease in contract margin of 1.3 percentage points to 13.1 percent during the nine months ended September 30, 2009, from 14.4 percent during the same period in 2008.

Discontinued Operations

In 2006, we announced our intention to sell our assets and operations in Nigeria, which led to their classification as discontinued operations (“Discontinued Operations”). We sold our Nigeria assets and operations on February 7, 2007 to Ascot Offshore Nigeria Limited (“Ascot”) pursuant to a Share Purchase Agreement by and between us and Ascot.

Results

For the three months ended September 30, 2009, the loss from Discontinued Operations was $27 or $0.00 per basic and diluted share. This compares to income from Discontinued Operations of $1,219 or $0.03 per basic and diluted share for the three months ended September 30, 2008. For the nine months ended September 30, 2009, the loss from Discontinued Operations was $1,527 or $0.04 per basic and diluted share compared to income of $3,042 or $0.08 per basic and $0.07 per diluted share for the nine months ended September 30, 2008. During the second quarter 2009, a $1,750 charge was taken to write off the net book value of the commitment related to the sale of our Venezuelan assets and operations as management determined the collection of the outstanding commitment highly unlikely, due to the nationalization of various oil-field service contractors within the country.

Additional financial disclosures on Discontinued Operations are provided in Note 14 – Discontinuance of Operations, Asset Disposals, and Transition Services Agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

On July 1, 2009, the FASB officially launched the FASB Accounting Standards Codification (“the Codification”), which has become the single official source of authoritative, nongovernmental, U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission. The Codification is designed to simplify U.S. GAAP into a single, topically ordered structure. All guidance contained in the Codification carries an equal level of authority. The Codification is effective for all interim and annual periods ending after September 15, 2009. Accordingly, the Company refers to Codification in respect to the appropriate accounting standards throughout this document as “ASC”. Implementation of the Codification did not have any impact on the Company’s consolidated financial statements.

In our Annual Report on Form 10-K for the year ended December 31, 2008, we identified and disclosed our significant accounting policies. Other than the adoptions as of January 1, 2009, of FASB FSP No. APB 14-1(ASC 470-20), SFAS No. 141(R) (ASC 805) and SFAS No. 160 (ASC 810-10), of which the impacts are discussed in Notes 2, 3 and 8, respectively, to the condensed consolidated financial statements included in this Form 10-Q, there have been no changes to our significant accounting policies during the third quarter of 2009. In addition, as discussed in Note 4 – Other Charges, we applied FASB SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (ASC 420-10).

For further information regarding new accounting pronouncements and accounting pronouncements adopted in the third quarter of 2009, see Note 2 — New Accounting Pronouncements.

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

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Contract Revenue

For the three months ended September 30, 2009, contract revenue decreased $243,118 (49.6 percent) to $247,533 from $490,651 during the same period in 2008. The revenue decline is a result of decreased business activity due to delays and cancellations of anticipated projects for all business units; however, the largest declines were experienced in large diameter pipeline construction and EPC projects. Quarter-to-quarter comparison of revenue is as follows:

	Three months ended September 30,
	2009	2008	Increase (Decrease)	Percent Change

Upstream Oil & Gas	$190,172	$404,402	$(214,230)	(53.0)%
Downstream Oil & Gas	57,361	86,249	(28,888)	(33.5)%
Total	$247,533	$490,651	$(243,118)	(49.6)%

Upstream Oil & Gas revenue decrease was primarily the result of U.S. revenue declining $200,400 (65.5 percent). The overall economic contraction caused a reduction of revenue across all of our Upstream Oil & Gas business units. The decrease in oil and natural gas prices from 2008 to present that was caused by the contraction of both consumer and industrial demand, has slowed the release of capital projects. As a result, we have continued to complete contracts awarded in 2008 and early 2009, but in the current market environment, we have not been able to replace them to the same extent as in the prior year.

U.S. Construction decreased $154,208 (63.3 percent) to $89,570 primarily due to significantly lower utilization of our pipeline spread capacity; in 2008 we had 3 full spreads utilized for the majority of the third quarter compared with an average of one spread utilized for the third quarter 2009. In addition, we have also reduced our owned equipment capacity to approximately two spreads. In 2008, we benefited from the management of a significant EPC project, which was materially complete prior to the third quarter of 2009.

U.S. Engineering decreased $46,192 (74.1 percent) to $16,145 driven by significant work force reductions to maintain adequate utilization and the lack of significant EPC work in the third quarter of 2009. For the three months ended September 30, 2009, EPC contributed $5,106 of total revenue, compared to $25,571 in the same period of 2008.

Canada decreased $5,964 (8.0 percent) to $68,141 resulting from lower pipeline construction activity due to the lack of a large cross-country pipeline project for this winter.  In addition, our recurring field service work decreased by approximately 6.4 percent. These reductions were partially offset by the addition of pipeline station work awarded and executed in 2009.

Oman decreased $7,869 (32.5 percent) to $16,314 primarily driven by one key maintenance customer performing less work in the third quarter of 2009.

Downstream Oil & Gas revenue decreased primarily as a result of reduced EPC work unfavorably impacting construction services ($21,917) and a general decline in customer demand for capital work, maintenance and turnaround services ($18,506).  These unfavorable variances were partially offset by the third quarter of 2009 acquisition of Wink ($11,581).

Operating Income

For the three months ended September 30, 2009, operating income decreased $25,732 (88.0 percent) to $3,499 from $29,231 during the same period in 2008. Operating income declined at a higher percentage than revenue due to the under utilization of assets and people in 2009 that caused the operating margin to drop by 4.6 percentage points. A quarter-to-quarter comparison of operating income is as follows:

	Three months ended September 30,
	2009	Operating Margin %	2008	Operating Margin %	Increase (Decrease)	Percent Change

Upstream Oil & Gas	$5,460	2.9%	$24,508	6.1%	$(19,048)	(77.7)%
Downstream Oil & Gas	(1,961)	(3.4)%	4,723	5.5%	(6,684)	(141.5)%
Total	$3,499	1.4%	$29,231	6.0%	$(25,732)	(88.0)%

Upstream Oil & Gas operating income’s decrease resulted primarily from previously discussed revenue variances, as well as declining margins across most business units, partially offset by reduced G&A spending of $7,603.

U.S. operating income decreased $20,332 (103.2 percent) to an operating loss of $626 driven primarily by an EPC project and a southeastern U.S. pipeline project that generated significant losses in the third quarter and a significant reduction in billable engineering services. The EPC project was negatively impacted by a safety event earlier in the year, which resulted in project delays and changes in scope. These two projects accounted for $15,170 of revenue and $6,424 of contract loss in the quarter. In addition to these projects, we continued to see declining margins in our engineering work. Partially offsetting these declines is the reduction of business unit G&A by $1,439.

Oman operating income decreased $2,097 (42.0 percent) to $2,893 primarily due to the renegotiation of several ongoing maintenance contracts where we retained the work at a lower margin.

Canada margins improved $3,842 to $4,620 primarily due to improved contract margins and lower business unit G&A cost.

Downstream Oil & Gas operating income decrease resulted from the previously discussed decreases in revenue from construction services and turnaround services, as well as an operating loss contributed by the Downstream Oil & Gas engineering business unit ($3,501, inclusive of $775 related to staff reduction and lease abandonment charges). These unfavorable variances were partially offset by an increase of $419 from safety services, a decrease in amortization expense of $1,748 and cost reduction initiatives that reduced G&A costs.

Non-Operating Items

Interest, net expense decreased $382 (16.2 percent) to $1,977 from $2,359 in 2008. The decrease in net expense is primarily a result of decreased interest expense of $712 due to capital lease buy-outs during the second quarter of 2009, partially offset by a decrease in interest income of $330 due to lower rates of return on invested cash.

Other, net decreased $184 (317.2 percent) to expense of $126 from income of $58 in 2008. The 2009 expense is primarily driven by $1,210 of asset write downs partially offset by gains on asset dispositions of $866 and other miscellaneous income during the third quarter of 2009. The 2008 gain was primarily the result of favorable U.S. dollar to Canadian dollar rates during the applicable period.

Provision for income taxes decreased $8,716 to a benefit of $659 from a provision of $8,057 in 2008. The decrease in the provision for income taxes is due to a reduction in pre-tax income in 2009 as compared to 2008, the Company’s focus on reducing non-deductible expenses, and the net impact from the recognition of uncertain tax positions during the third quarter of 2009. During the three months ended September 30, 2009, the Company recognized a net benefit of approximately $1,340 from the derecognition of uncertain tax positions. The Company’s estimated effective tax rate for the year, which is based on the statutory rates in jurisdictions where the Company operates, has been revised from 35.0 percent to 32.5 percent primarily due to the recognition of uncertain tax positions. The Company’s primary work locations for 2009 are the U.S. and Canada, which have combined federal and state/provincial tax rates of approximately 40.0 percent and 29.0 percent, respectively.

Discontinued Operations

Income (loss) from discontinued operations, net of taxes decreased $1,246 (102.2 percent) to a loss of $27 from income of $1,219 during the same period in 2008. The change from income to a loss period-over-period is due to an additional gain recognized of $1,543 during the three months ended September 30, 2008 in connection with the expiration of two letters of credit as compared to no gain recognized during the same period in 2009. In addition, the $27 loss for the three months ended September 30, 2009 represents interest expense recorded in relation to the DOJ settlement which was finalized in May 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Contract Revenue

For the nine months ended September 30, 2009, contract revenue decreased $384,061 (26.5 percent) to $1,065,941 from $1,450,002 during the same period in 2008. The decrease is primarily due to the economic slowdown that is adversely impacting both segments.  A period-to-period comparison of revenue is as follows:

	Nine months ended September 30,
	2009	2008	Increase (Decrease)	Percent Change

Upstream Oil & Gas	$854,066	$1,171,007	$(316,941)	(27.1)%
Downstream Oil & Gas	211,875	278,995	(67,120)	(24.1)%
Total	$1,065,941	$1,450,002	$(384,061)	(26.5)%

Upstream Oil & Gas revenue decreased $316,941 (27.1 percent) to $854,066 from $1,171,007 in 2008. All business units experienced reductions year-over-year. In the U.S. revenue decreased $255,120 (30.0 percent) to $593,876, Canada decreased $45,123 (17.7 percent) to $209,781, and Oman decreased $16,697 (24.9 percent) to 50,409. In the U.S., revenue decreased primarily due to reduced volume of demand for our engineering program capabilities, reduction of EPC pipeline projects, and lower utilization of our pipeline construction resources. In Canada the reduction was primarily caused by reduction in the pipeline construction activity and a reduction in our field services for recurring customers. Oman decreased due to lower volume of work on field services.

Downstream Oil & Gas revenue decrease is driven primarily from a reduction in EPC work and a general decline in customer demand for capital work, resulting in a decrease in revenue from construction services ($52,576) and tank services ($31,153). These decreases have partially been offset by the third quarter acquisition of Wink ($11,581) and an increase in turnaround services ($5,332) due to several large turnaround projects performed during the first two quarters of 2009.

Operating Income

For the nine months ended September 30, 2009, operating income decreased $52,451 (52.0 percent) to $48,489 from $100,940 during the same period in 2008. Operating income declined at a higher percentage than revenue due to the under utilization of assets and people in 2009 that caused the operating margin to drop by 2.5 percentage points. A period-to-period comparison of operating income is as follows:

	Nine months ended September 30,
	2009	Operating Margin %	2008	Operating Margin %	Increase (Decrease)	Percent Change

Upstream Oil & Gas	$46,980	5.5%	$82,168	7.0%	$(35,188)	(42.8)%
Downstream Oil & Gas	1,509	0.7%	18,772	6.7%	(17,263)	(92.0)%
Total	$48,489	4.5%	$100,940	7.0%	$(52,451)	(52.0)%

Upstream Oil & Gas operating income decreased $35,188 (42.8 percent) to $46,980 from $82,168 in 2008. The decrease in operating income was a result of decreased margins in most of our business units. Our engineering operations aggressively reduced capacity to match the falling demand for their services, but were not able to anticipate the prolonged delay that has been experienced in planning new capital projects. In Canada and Oman, we suffered from increased pressure on our service contracts, compounded by less activity due to key customers reducing their 2009 expenditures. These reductions in profitability were partially offset by increasing margins in our U.S. pipeline construction work and reductions to our G&A levels below 2008 levels.

Downstream Oil & Gas operating income decreased primarily from the previously discussed revenue variances from construction services and tank services and an operating loss contributed by Downstream Oil & Gas engineering business unit ($3,501, of which $775 relates to restructuring charges).  The need to bid work more competitively reduced margins for turnaround services by $9,440, in spite of the increase in revenue previously discussed. These unfavorable variances were partially offset by a decrease in amortization expense of $2,398 and cost reduction initiatives that reduced G&A costs.

Non-Operating Items

Interest, net expense decreased $982 (13.9 percent) to $6,093 from $7,075 in 2008. The decrease results from lower interest income earned and lower interest expense. The income earnings are reduced due to lower rates of return on invested cash and the decrease in interest expense is primarily related to the buy-out of certain capital leases in the second quarter of 2009.

Other, net decreased $222 (108.8 percent) to expense of $18 from income of $204 in 2008. The 2009 expense is primarily driven by the disposal of construction equipment partially offset by asset write downs. The 2008 gain was the result of foreign exchange gains on U.S. dollar to Canadian dollar transactions.

Provision for income taxes decreased $23,193 to $13,257 from $36,450 in 2008. The decrease in the provision for income taxes is due to a reduction in pre-tax income in 2009 as compared to 2008, the Company’s focus on reducing non-deductible expenses, and the net impact from the recognition of uncertain tax positions during the third quarter of 2009. During the nine months ended September 30, 2009, the Company recognized a net benefit of approximately $1,155 from the derecognition of uncertain tax positions. The Company’s estimated effective tax rate for the year, which is based on the statutory rates in jurisdictions where the Company operates, has been revised from 35.0 percent to 32.5 percent primarily due to the recognition of uncertain tax positions. The Company’s primary work locations for 2009 are the U.S. and Canada, which have combined federal and state/provincial tax rates of approximately 40.0 percent and 29.0 percent, respectively

Discontinued Operations

Income (loss) from discontinued operations, net of taxes decreased $4,569 (150.2 percent) to a loss of $1,527 from income of $3,042 during the same period in 2008. The loss during the nine months ended September 30, 2009 is primarily due to a $1,750 charge taken to write off the net book value of the commitment related to the sale of the Company’s Venezuela assets and operations as management determined the collection of the outstanding commitment highly unlikely, due to the nationalization of various oil-field service contractors within the country. During the nine months ended September 30, 2009, cash provided by operating activities of Discontinued Operations decreased $3,753 (106.3 percent) to cash used of $222 from cash provided of $3,531 during the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, our liquidity of $293,723 and our working capital of $327,258 are consistent with our objective to maintain adequate financial resources and access to additional liquidity to execute our vision. The combination of our strong cash position, the availability under our existing credit facility, and our expected future cash flows from operations will allow us to focus on the highest return projects available during uncertain economic times as well as pursue our strategy of diversification as opportunities present themselves.

For the nine months ended September 30, 2009, we increased our working capital position, for continuing operations, by $44,169 (15.6 percent) to $327,258 from $283,089 at December 31, 2008. During the nine months ended September 30, 2009, the results of our operations were our principal sources of funding. We anticipate that cash on hand, future cash flows from operations and the availability of our revolving credit facility will be sufficient to fund our working capital, capital expenditures, and acquisition objectives for the near term. During the nine months ended September 30, 2009, we used cash from operations to fund working capital needs and capital expenditures. We are also evaluating our current and future equipment needs and will be taking action to divest any uncommitted equipment.

Cash Flows

Cash flows provided by (used in) continuing operations by type of activity were as follows for the nine months ended September 30, 2009 and 2008:

	2009	2008	Change
Operating activities	$81,230	$97,193	$(15,963)
Investing activities	(16,091)	(23,943)	7,852
Financing activities	(32,203)	(41,616)	9,413
Foreign Exchange effects	3,145	(499)	3,644
Cash Flows from Continuing Activities	36,081	31,135	4,946

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

Operating Activities

Operating activities of continuing operations provided $81,230 of cash in the nine months ended September 30, 2009, as compared to cash provided of $97,193 in same period in 2008. Cash provided in operating activities decreased $15,963 primarily due to:

•	a decrease in cash provided by net earnings of $28,608, adjusted for non-cash charges of $5,811, and

•
an increase in cash flow from the change in working capital accounts of $18,346, primarily attributable to the liquidation of accounts receivable and decreases in contract cost and recognized income not yet billed.

Investing Activities

Investing activities of continuing operations used $16,091 of cash in the nine months ended September 30, 2009, compared to using $23,943 during the same period in 2008. Cash flows from investing activities decreased $7,852 primarily due to:

•	an increase in proceeds received from the sales of property, plant and equipment of $6,815;

•	a decrease in the purchases of property, plant and equipment during the nine months ended September 30, 2009 of $17,753, partially offset by

•	an increase in cash used to acquire subsidiaries of $14,801, related to the purchase of Wink during the third quarter of 2009, and

•	a decrease in rebates from the purchases of property, plant and equipment of $1,915.

Financing Activities

Financing activities of continuing operations used $32,203 of cash in the nine months ended September 30, 2009 compared to $41,616 in the same period in 2008. Significant transactions impacting the $9,413 decrease in cash flows from financing activities included:

•	a decrease of $8,488 and $4,303 of cash used to pay short-term debt and reacquire stock into treasury, respectively, over the applicable nine month periods, partially offset by

•	an increase in cash used in payments on capital leases of $2,776; and

•	an increase in cash used in payments distributed to the noncontrolling interest of $1,438.

Additional Sources of Capital

2007 Credit Facility

The $50,000 of unutilized cash borrowing capacity under our senior secured revolving credit facility (“2007 Credit Facility”) is included in our liquidity position as of September 30, 2009. The limited availability of credit in the market has not affected our credit facility; nor do we believe that it will impact our ability to access surety bonding in the future.

See Note 8 – Long-term Debt for further discussion of the 2007 Credit Facility.

Capital Requirements

During the nine months ended September 30, 2009, continuing operations provided cash of $81,230. We believe that our financial results combined with our financial management will ensure sufficient cash to meet our capital requirements for continuing operations for the remainder of 2009. We are focused on the following significant capital requirements:

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

Contractual Obligations

As of September 30, 2009, we had aggregate convertible note principal outstanding of $91,407. In addition, we have various capital leases of construction equipment and property resulting in aggregate capital lease obligations of $18,209 at September 30, 2009.

Other than our $15,304 capital lease buy-out completed during the nine months ended September 30, 2009, other contractual obligations and commercial commitments, as detailed in our annual report on Form 10-K for the year ended December 31, 2008, did not materially change except for payments made in the normal course of business.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 – New Accounting Pronouncements in the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q for a summary of recently issued accounting standards.

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes “forward-looking statements.” All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), oil, gas, gas liquids and power prices, demand for our services, the amount and nature of future investments by governments, expansion and other development trends of the oil, gas, power, refining and petrochemical industries, business strategy, expansion and growth of our business and operations, the outcome of government investigations and legal proceedings and other such matters are forward-looking statements. These forward-looking statements are based on assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties. As a result, actual results could differ materially from our expectations. Factors that could cause actual results to differ from those contemplated by our forward-looking statements include, but are not limited to, the following:

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

•	the issues we may encounter by having a federal monitor as provided for in our Deferred Prosecution Agreement with the DOJ and any changes in our business practices which the monitor may require;

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

•	the dishonesty of employees and/or other representatives or their refusal to abide by applicable laws and our established policies and rules;

•	adverse weather conditions not anticipated in bids and estimates;

•	project cost overruns, unforeseen schedule delays, and the application of liquidated or liability for consequential damages;

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

Consequently, all of the forward-looking statements made in this Quarterly Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the consequences for, or effects on, our business or operations that we anticipate today. We assume no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise.

Unless the context otherwise requires, all references in this Quarterly Report to “Willbros,” the “Company,” “we,” “us” and “our” refer to Willbros Group, Inc., its consolidated subsidiaries and their predecessors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk is our exposure to changes in non-U.S. currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent, we are unable to match non-U.S. currency revenue with expenses in the same currency; we may use forward contracts, options, or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at September 30, 2009 and 2008 or during the three months then ended.

The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable, and accrued liabilities shown in the Condensed Consolidated Balance Sheets approximated fair value at September 30, 2009, due to the generally short maturities of these items. At September 30, 2009, our investments were primarily in short-term dollar denominated bank deposits with maturities of a few days, or in longer-term deposits where funds can be withdrawn on demand without penalty. We have the ability and expect to hold our investments to maturity.

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. At September 30, 2009, our only indebtedness subject to variable interest rates is certain capital lease obligations.

ITEM 4. CONTROLS AND PROCEDURES

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, we have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of September 30, 2009 to (1) provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended September 30, 2009.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2008, and Note 13 – Contingencies, Commitments, and Other Circumstances of our “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Form 10-Q, which information from Note 13 as to legal proceedings is incorporated by reference herein.

Item 1A. Risk Factors

There have been no material changes to the risk factors involving us from those previously disclosed in Item 1A of Part 1 in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of our common stock by us during the quarter ended September 30, 2009:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs

July 1, 2009 – July 30, 2009	-	$-	-	-
August 1, 2009 – August 31, 2009	5,134	12.84	-	-
September 1, 2009 – September 30, 2009	-	-	-	-
Total	5,134	$12.84	-	-

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

Not applicable.

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

WILLBROS GROUP, INC.

Date: November 4, 2009	By:	/s/ Van A. Welch
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