Form 10-K
period 2009-12-31
Willbros Group, Inc.\NEW\
filed 2010-03-11
CIK 1449732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
Commission file number 1-11953
Willbros Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	30-0513080 (I.R.S. Employer Identification Number)
4400 Post Oak Parkway
Suite 1000
Houston, TX 77027
Telephone No.: 713-403-8000
(Address, including zip code, and telephone number, including area code, of principal executive offices of registrant)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.05 Par Value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T during the preceding 12 months (or such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on the last business day of the Registrant’s most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 30, 2009) was $490,108,993.
The number of shares of the Registrant’s Common Stock outstanding at March 5, 2010 was 39,636,360.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s 2010 Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2010 are incorporated by reference into Part III of this Form 10-K.

WILLBROS GROUP, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2009

FORWARD-LOOKING STATEMENTS
This Form 10-K includes “forward-looking statements”. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), oil, gas, gas liquids and power prices, demand for our services, the amount and nature of future investments by governments, expansion and other development trends of the oil and gas, refinery, petrochemical and power industries, business strategy, expansion and growth of our business and operations, the outcome of government investigations and legal proceedings and other such matters are forward-looking statements. These forward-looking statements are based on assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties. As a result, actual results could differ materially from our expectations. Factors that could cause actual results to differ from those contemplated by our forward-looking statements include, but are not limited to, the following:
•	curtailment of capital expenditures and the unavailability of project funding in the oil and gas, refinery, petrochemical and power industries;

•	increased capacity and decreased demand for our services in the more competitive industry segments that we serve;

•	reduced creditworthiness of our customer base and higher risk of non-payment of receivables;

•	inability to lower our cost structure to remain competitive in the market;

•	inability of the energy service sector to reduce costs in the short term to a level where our customer’s project economics support a reasonable level of development work;

•	inability to predict the length and breadth of the current global recession, which results in staffing below the level required when the market recovers;

•	reduction of services to existing and prospective clients as they bring historically out-sourced services back in-house to preserve intellectual capital and minimize layoffs;

•
the consequences we may encounter if we fail to comply with the terms and conditions of our final settlements with the Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”), including the imposition of civil or criminal fines, penalties, enhanced monitoring arrangements, or other sanctions that might be imposed by the DOJ and SEC;

•	the issues we may encounter with respect to the federal monitor appointed under our Deferred Prosecution Agreement with the DOJ and any changes in our business practices which the monitor may require;

•
the commencement by foreign governmental authorities of investigations into the actions of our current and former employees, and the determination that such actions constituted violations of foreign law;

•
difficulties we may encounter in connection with the previous sale and disposition of our Nigeria assets and Nigeria based operations, including obtaining indemnification for any losses we may experience if, due to the non-performance by the purchaser of these assets, claims are made against any parent company guarantees we provided, to the extent those guarantees may be determined to have continued validity;

•	the dishonesty of employees and/or other representatives or their refusal to abide by applicable laws and our established policies and rules;

•	adverse weather conditions not anticipated in bids and estimates;

•	project cost overruns, unforeseen schedule delays and the application of liquidated damages;

•
the occurrence during the course of our operations of accidents and injuries to our personnel, as well as to third parties, that negatively affect our safety record, which is a factor used by many clients to pre-qualify and otherwise award work to contractors in our industry;

•	cancellation of projects, in whole or in part, for any reason;

•	failing to realize cost recoveries on claims or change orders from projects completed or in progress within a reasonable period after completion of the relevant project;

•	political or social circumstances impeding the progress of our work and increasing the cost of performance;

•	inability to obtain and maintain legal registration status in one or more foreign countries in which we are seeking to do business;

•	failure to obtain the timely award of one or more projects;

•	inability to identify and acquire suitable acquisition targets on reasonable terms;

•	inability to hire and retain sufficient skilled labor to execute our current work, our work in backlog and future work we have not yet been awarded;

•	inability to execute cost-reimbursable projects within the target cost, thus eroding contract margin and, potentially, contract income on any such project;

•	inability to obtain sufficient surety bonds or letters of credit;

•	inability to obtain adequate financing;

•	loss of the services of key management personnel;

•	the demand for energy moderating or diminishing;

•	downturns in general economic, market or business conditions in our target markets;

•	changes in and interpretation of U.S. and foreign tax laws that impact our worldwide provision for income taxes and effective income tax rate;

•	the potential adverse effects on our operating results if our non-U.S. operations became taxable in the United States;

•	changes in applicable laws or regulations, or changed interpretations thereof, including climate change legislation;

•	changes in the scope of our expected insurance coverage;

•	inability to manage insurable risk at an affordable cost;

•	enforceable claims for which we are not fully insured;

•	incurrence of insurable claims in excess of our insurance coverage;

•	the occurrence of the risk factors listed elsewhere or incorporated by reference in this Form 10-K; and

•	other factors, most of which are beyond our control.
Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the consequences for, or effects on, our business or operations that we anticipate today. We assume no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise.

Unless the context otherwise requires, all references in this Form 10-K to “Willbros”, the “Company”, “we”, “us” and “our” refer to Willbros Group, Inc., its consolidated subsidiaries and their predecessors. Unless the context otherwise requires, all references in this Form 10-K to dollar amounts, except share and per share amounts, are expressed in thousands.

PART I

Items 1 and 2.	Business and Properties
General
We are a provider of energy services to global end markets serving the oil and gas, refinery, petrochemical and power industries. Our services, which include engineering, procurement and construction, either individually or together as an integrated “EPC” service offering, turnaround, maintenance and other specialty services, are critical to the ongoing expansion and operation of energy infrastructure. Within the global energy market, we specialize in designing, constructing, upgrading and repairing midstream infrastructure such as pipelines, compressor stations and related facilities for onshore and coastal locations as well as downstream facilities, such as refineries. We also provide specialty turnaround services, tank services, heater services, construction services, safety services and fabricate specialty items for hydrocarbon processing units. We believe our engineering, planning and project management expertise, as it relates to optimizing the structure and execution of a project, provide us with competitive advantages in the markets we serve.
Through our legacy international pipeline construction business we have constructed approximately 124,000 miles (200,000 kilometers) of pipelines in our history, building a global reputation for performing quality work on time, often under challenging conditions. Depending upon market conditions and our assessment of an appropriate risk-adjusted return, we may work in developing countries. Having performed work in over 60 countries, we believe our experience gives us a competitive advantage in frontier areas where experience in dealing with project logistics is an important consideration for project award and execution. We complement our pipeline construction market expertise with service offerings to the downstream hydrocarbon processing market providing integrated solutions for turnaround, maintenance and capital projects for the refining and petrochemical industries. We have performed these downstream services for over 100 of the refineries in the United States and have experience in certain international markets. We offer our clients full asset lifecycle services and in some cases provide the entire scope of services for a project, from front-end engineering and design to procurement, construction, and commissioning as well as ongoing facility operations and maintenance. With over 100 years of experience in the global energy infrastructure market, our full asset lifecycle services are utilized by major pipeline transportation companies, exploration and production companies and refining companies as well as government entities worldwide.
At a special meeting of our stockholders held on February 2, 2009, our stockholders approved a proposed merger for the purpose of reorganizing our company. As a result of the merger on March 3, 2009, Willbros Group, Inc. (Panama) became a direct, wholly-owned subsidiary of a newly formed Delaware corporation also named Willbros Group, Inc. and each of our stockholders became a stockholder of the new Delaware corporation.
We maintain our headquarters at 4400 Post Oak Parkway, Suite 1000, Houston, TX 77027; our telephone number is 713-403-8000. All significant operations are carried out by the following material direct or indirect subsidiaries:
•	Willbros United States Holdings, Inc.;

•	Willbros Construction (U.S.), LLC;

•	Willbros Canada Holdings ULC;

•	Integrated Service Company LLC;

•	Wink Engineering, LLC;

•	Willbros Engineers (U.S.), LLC;

•	Willbros Project Services (U.S.), LLC;

•	Willbros Midstream Services (U.S.), LLC;

•	Willbros Construction Services (Canada) L.P.;

•	Willbros Midwest Pipeline Construction (Canada) L.P.;

•	Willbros Government Services (U.S.), LLC;

•	Willbros Middle East, Ltd.;

•	Willbros (Overseas) Ltd.; and

•	The Oman Construction Company (TOCO) L.L.C.

The Willbros corporate structure is designed to comply with jurisdictional and registration requirements and to minimize worldwide taxes. Additional subsidiaries may be formed in specific work countries where such subsidiaries are necessary or useful to comply with local laws or tax objectives.
Our public internet site is http://www.willbros.com/. We make available free of charge through our internet site, via a link to Edgar Online, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our common stock is traded on the New York Stock Exchange under the symbol “WG”.
In addition, we currently make available on http://www.willbros.com/ our annual reports to stockholders. You will need to have the Adobe Acrobat Reader software on your computer to view these documents which are in the .PDF format. A link to Adobe Systems Incorporated’s internet site is provided to assist with obtaining this software.
Willbros Background
We are the successor to the pipeline construction business of Williams Brothers Company, which was started in 1908 by Miller and David Williams and eventually became The Williams Companies, Inc., a major U.S. energy and interstate natural gas and petroleum products transportation company (“Williams”).
In December 1975, Williams elected to discontinue its pipeline construction activities and sold substantially all of the non-U.S. assets and international entities comprising its pipeline construction division to a newly formed, independently owned Panamanian corporation. Ownership of the new privately-held company (eventually renamed Willbros Group, Inc.) changed infrequently during the 1980’s and 1990’s until an initial public offering of common stock was completed in August 1996.
Having been in business for over 100 years, we have achieved many milestones, which are summarized as follows:

1908	Miller and David Williams form the pipeline construction business of Williams Brothers Company.

1915	Began pipeline work in the United States.

1923	First project outside the United States performed in Canada.

1939	Began pipeline work in Venezuela, first project outside North America.

1942-44	Served as principal contractor on the “Big Inch” and “Little Big Inch” War Emergency Pipelines in the United States which delivered Gulf Coast crude oil to the Eastern Seaboard.

1954-55	Built Alaska’s first major pipeline system, consisting of 625 miles of petroleum products pipeline, housing, communications, two tank farms, five pump stations, and marine dock and loading facilities.

1960	Built the first major liquefied petroleum gas pipeline system, the 2,175-mile Mid-America Pipeline in the United States, including six delivery terminals, two operating terminals, 13 pump stations, communications and cavern storage.

1962	Began operations in Nigeria with the commencement of construction of the TransNiger Pipeline, a 170-mile crude oil pipeline.

1964-65	Built the 390-mile Santa Cruz to Sica Sica crude oil pipeline in Bolivia. The highest altitude reached by this line is 14,760 feet (4,500 meters) above sea level.

1965	Began operations in Oman with the commencement of construction of the 175-mile Fahud to Muscat crude oil pipeline system.

1970-72	Built the Trans-Ecuadorian Pipeline, crossing the Andes Mountains, consisting of 315 miles of 20-inch and 26-inch pipeline, seven pump stations, four pressure-reducing stations and six storage tanks. Considered the most logistically difficult pipeline project ever completed at the time.

1974-76	Led a joint venture which built the northernmost 225 miles of the Trans Alaska Pipeline System.

1984-86	Constructed, through a joint venture, the All-American Pipeline System, a 1,240-mile 30-inch heated pipeline, including 23 pump stations, in the United States.

1988-92	Performed project management, engineering, procurement and field support services to expand the Great Lakes Gas Transmission System in the northern United States. The expansion involved modifications to 13 compressor stations and the addition of 660 miles of 36-inch pipeline in 50 separate loops.

1992-93	Rebuilt oil field gathering systems in Kuwait as part of the post-war reconstruction effort.

1996	Listed shares upon completion of an initial public offering of common stock on the New York Stock Exchange under the symbol “WG.”

2002	Completed engineering and project management of the Gulfstream project, a $1.6 billion natural gas pipeline system from Mobile, Alabama crossing the Gulf of Mexico and serving markets in central and southern Florida.

2003	Completed an EPC contract for the 665-mile 30-inch crude oil Chad—Cameroon Pipeline Project, through a joint venture with another international contractor.

2007	Completed the sale of our Nigerian interests in February 2007. Acquired Midwest Management (1987) Ltd. (“Midwest”) in July 2007 and Integrated Service Company (“InServ”) in November 2007.

2008	Completed two 36-inch loops in Northern Alberta for Trans Canada. This was the first major project in Canada following the Midwest acquisition.

Completed approximately 190 miles of the Southeast Supply Header, LLC (“SESH”) project that connects the Perryville Hub in northeast Louisiana with the Gulfstream Natural Gas System, L.L.C. pipeline in Mobile County, Alabama.

2009	Changed our corporate domicile from Panama to Delaware on March 3, 2009.

Acquired the engineering business of Wink Companies, LLC in July 2009 (renamed Wink Engineering, LLC (“Wink”) in February 2010).

Established new quality, productivity and safety performance standards on the Texas Independence Pipeline project, 143 miles of 42-inch natural gas pipeline in East Texas.
Business Segments
During the third quarter of 2009, we acquired the engineering business of Wink Companies, LLC. In conjunction with the Wink acquisition, we redefined our business segments from Engineering, Upstream Oil & Gas and Downstream Oil & Gas to two segments by integrating the existing Engineering segment into the Upstream Oil & Gas segment and Wink into the Downstream Oil & Gas segment. We believe the inclusion of engineering services within each segment will make our EPC offering even more effective by improving internal connectivity and providing dedicated, specialized engineering services to both the upstream and downstream markets.
Our segments are comprised of strategic business units that are defined by the industry segments served and are managed separately as each has different operational requirements and strategies. Management evaluates the performance of each operating segment based on operating income. To support our segments we have a focused corporate operation led by our executive management team, which in addition to oversight and leadership provides general, administrative and financing functions for the organization. The costs to provide these services are allocated, as are certain other corporate assets, between the two operating segments.
Through our business segments we have been employed by more than 400 clients to carry out work in over 60 countries. These segments currently operate primarily in the United States, Canada and Oman. Within the past ten years, we have worked in North America, the Middle East, Africa, Australia and South America. Private sector clients have historically accounted for the majority of our revenue. Governmental entities and agencies have accounted for the remainder. Our top ten clients were responsible for 73.0 percent of our continuing revenue in 2009 (65.0 percent in 2008 and 73.0 percent in 2007).
See Note 15 — Segment Information to the Consolidated Financial Statements included in Item 8 of this Form 10-K for more information on our operating segments.

Services Provided
Upstream Oil & Gas
We provide individual or fully-integrated engineering, procurement and construction, or EPC, expertise (including systems, equipment and personnel) to design, build or replace large-diameter cross-country pipelines; fabricate engineered structures, process modules and facilities; and, build oil and gas production facilities, pump stations, flow stations, gas compressor stations, gas processing facilities, gathering lines and related facilities. We provide a broad array of engineering, project management, pipeline integrity and field services to increase our equipment and personnel utilization. We currently provide these services primarily in the United States, Canada and Oman, and, with our international experience, can enter (or re-enter) individual country markets when conditions there are attractive to us and present an acceptable risk-adjusted return.
Construction Services
Our earliest success was attributed to our focus and execution of upstream infrastructure projects, which we have grown into our current construction offering encompassing pipeline systems, compressor and pump stations as well as fabrication and ongoing maintenance services to major upstream customers. In addition to our core upstream infrastructure construction and maintenance competencies, we have developed a wide range of specialty services that allow us to maximize our resource utilization by providing solutions to difficult problems for our clients.
Pipeline Construction. Pipeline construction for both liquids and gas is capital-intensive, and we own, lease, operate and maintain a fleet of specialized equipment necessary for operations in this business. We prefer targeting construction of large diameter cross-country pipelines in remote areas and harsh climates where we believe our experience gives us a competitive advantage and higher revenue and margins can be achieved. We also perform construction of smaller diameter pipelines, including gathering lines, utilizing dedicated resources appropriately structured to meet the unique cost and execution needs of our customers. In our history, we have constructed approximately 124,000 miles of pipeline, which we believe positions us in the top tier of pipeline contractors in the world. We have developed the expertise to employ automatic welding processes in the onshore construction of large-diameter (greater than 30-inch) natural gas pipelines and have extensive experience using automatic welding processes in the United States, Canada and Oman.
The construction of a cross-country pipeline involves a number of sequential operations along the designated pipeline right-of-way. These operations are virtually the same for all overland pipelines, but personnel and equipment may vary widely depending upon such factors as the time required for completion, general climatic conditions, seasonal weather patterns, the number of road crossings, the number and size of river crossings, terrain considerations, extent of rock formations, density of heavy timber and amount of swamp.
Special equipment and techniques are required to construct pipelines across wetlands and offshore. We have used swamp pipe-laying methods extensively in past international projects. This expertise is applicable in wetland regions elsewhere and can provide a competitive advantage for projects in geographies such as southern Louisiana, where we expect to see additional work opportunities.
Fabrication. Fabrication services can be a more efficient means of delivering engineered, process or production equipment with improved schedule certainty and quality. We provide fabrication services and are capable of fabricating such diverse deliverables as process modules, station headers, valve stations and flare pipes and tips. We currently operate two fabrication facilities in Alberta, Canada, allowing us the opportunity to provide process modules and other fabricated assemblies to the heavy oil market in northern Alberta.
Facilities Construction. Companies in the hydrocarbon value chain require various facilities in the course of producing, processing, storing and moving oil, gas, products and chemicals. We are experienced in and capable of constructing facilities such as pump stations, flow stations, gas processing facilities, gas compressor stations and metering stations. We can provide a full range of services for the engineering, design, procurement and construction of processing, pumping, compression and metering facilities. We are capable of building such facilities onshore, offshore in shallow water or in swamp locations. The construction of station facilities, while not as capital-intensive as pipeline construction, is generally characterized by complex logistics and scheduling, particularly on projects in locations where seasonal weather patterns limit construction options, and in countries where the importation process is difficult. Our capabilities have been enhanced by our experience in dealing with such challenges in numerous countries around the world.

Engineering Services
We specialize in providing engineering services to assist clients in designing, engineering and constructing or expanding pipeline systems, compressor stations, pump stations, fuel storage facilities and field gathering and production facilities. We have developed expertise in addressing the unique engineering challenges involved with pipeline systems and associated facilities.
Natural Gas Transmission Systems. We believe we have established a strong position as a leading supplier of project management and engineering services to natural gas pipeline transmission companies in the United States. Since 1988, we have provided engineering services for over 20 major natural gas transmission projects in the United States, including the Gulfstream Natural Gas System and the Guardian Pipeline Project, both Phase I and Phase II.
Liquids Pipelines and Storage Facility Design. We have engineered a number of crude oil and refined petroleum products systems throughout the world, and have become recognized for our expertise in the engineering of systems for the storage and transportation of petroleum products and crude oil. In 2001, we provided engineering and field services for conversion of a natural gas system in the mid-western United States, involving over 797 miles of 24-inch to 26-inch diameter pipeline to serve the upper Midwest with refined petroleum products. In 2003, we completed EPC services for the expansion of a petroleum products pipeline to the Midwest involving 12 new pump stations, modifications to another 13 pump stations and additional storage. In 2009, we completed an EPC project for a gas liquids pipeline system in the United States from Wyoming to Kansas.
Design of Peripheral Systems. Our expertise extends to the engineering of a wide range of project peripherals, including various types of support buildings and utility systems, power generation and electrical transmission, communications systems, fire protection, water and sewage treatment, water transmission, roads and railroad sidings.
In addition to our broad infrastructure engineering service offerings we have also developed capabilities that are unique to the upstream market and critical to successful execution of the most challenging projects, such as:
Climatic Constraints. In the design of pipelines and associated facilities to be installed in harsh environments, special provisions for metallurgy of materials and foundation design must be addressed. We are experienced in designing pipelines for arctic conditions, desert conditions, mountainous terrain, swamps and offshore.
Environmental Impact of River Crossings/Wetlands. We have considerable capability in designing pipeline crossings of rivers, streams and wetlands in such a way as to minimize environmental impact. We possess expertise to determine the optimal crossing techniques, such as open cut, directionally-drilled or overhead, and to develop site-specific construction methods to minimize bank erosion, sedimentation and other environmental impacts.
Seismic Design and Stress Analysis. Our engineers are experienced in seismic design of pipeline crossings of active faults and areas where soil liquefaction or slope instability may occur due to seismic events. Our engineers also carry out specialized stress analyses of piping systems that are subjected to expansion and contraction due to temperature changes, as well as loads from equipment and other sources.
Hazardous Materials. Special care must be taken in the design of pipeline systems transporting sour gas. Sour gas not only presents challenges regarding personnel safety since hydrogen sulfide leaks can be extremely hazardous, but also requires that material be specified to withstand highly corrosive conditions. Our engineers have extensive natural gas experience which includes design of sour gas systems.
Hydraulics Analysis for Fluid Flow in Piping Systems. We employ engineers with the specialized knowledge necessary to properly address the effects of both steady-state and transient flow conditions for a wide-variety of fluids transported by pipelines, including natural gas, crude oil, refined petroleum products, natural gas liquids, carbon dioxide and water. This expertise is important in optimizing the capital costs of pipeline projects where pipe material costs typically represent a significant portion of total project capital costs.

Procurement Services. Because procurement plays such a critical part in the success of any project, we maintain an experienced staff to carry out the procurement of all materials and services. Procurement services are provided to clients as a complement to the engineering services performed for a project. Material and services procurement is especially critical to the timely completion of construction on the EPC contracts we undertake. We maintain a computer-based material procurement, tracking and control system, which utilizes software enhanced to meet our specific requirements.
Pipeline Integrity Testing, Management & Maintenance. In addition to the capital projects discussed above, we also offer our considerable upstream infrastructure construction expertise to our clients through our management and maintenance (“Manage & Maintain”) offerings. This allows us to support our clients with our EPC, engineering, procurement or construction capabilities on a recurring basis through alliance agreements whereby Willbros will be the provider of program development, project management, design, engineering, geographic information systems (“GIS”), integrity and maintenance services with respect to existing pipeline systems. In 2009, we entered into our most significant alliance agreement with NiSource Gas Transmission & Storage (“NGT&S”), a unit of NiSource Inc. (NYSE: NI). We believe this form of alliance, which includes participation in the development of the NGT&S 2010 capital, maintenance, GIS and integrity programs, will yield significant benefits to both parties and serve as a model for future work, much of which is currently performed by our customers.
EPC Services
EPC projects often yield profit margins on the engineering and construction components consistent with stand-alone contracts for similar services; however, the benefits from performing EPC projects include the incremental income associated with project management and the income associated with the procurement component of the contract. Both of these income generating activities are relatively low risk compared with the construction aspect of the project. In performing EPC contracts, we participate in numerous aspects of a project and are therefore able to determine the most efficient design, permitting, procurement and construction sequence for a project in connection with making engineering and constructability decisions. EPC contracts enable us to deploy our resources more efficiently and capture those efficiencies in the form of improved margins on the engineering and construction components of these projects, at the same time optimizing the overall project solution and execution for the client. While EPC contracts carry lower margins for the procurement component, the increased control over all aspects of the project, coupled with competitive market margins for engineering and construction portions makes these types of contracts attractive to us and, we believe, to our customers.
Specialty Services
We utilize the skill sets and resources from our engineering, construction and EPC services to provide a wide range of support and ancillary services related to the construction, operation, repair and rehabilitation of pipelines and other hydrocarbon processing facilities. Frequently, such services require the utilization of specialized equipment, which is costly and requires specific operating expertise. Due to the initial equipment cost and operating expertise required, many client companies hire us to perform these services. We own and operate a variety of specialized equipment that is used to support construction projects and to provide a wide range of oilfield and plant services.
Downstream Oil & Gas
We provide integrated, full-service specialty construction, turnaround, repair and maintenance services to the downstream energy infrastructure market, which consists primarily of major integrated oil companies, independent refineries, product terminals and petrochemical companies. We also provide services to select EPC firms, independent power producers, government entities, specialty process facilities and ammonia and fertilizer manufacturing plants and facilities. We provide these services primarily in the United States; however, our experience includes international projects and we are exploring opportunities to expand this offering outside the U.S. in countries with attractive risk-adjusted returns. Our principal services include:
•
construction, maintenance and turnaround services for downstream facilities, including for fluid catalytic cracking (“FCC”) units, the main process unit in a refinery, which have three to five year required maintenance intervals in order to maintain production efficiency;

•	manufacturing services for process heaters, heater coils, alloy piping, specialty components and other equipment for installation in oil refineries;

•	heater services including design, manufacture and installation of fired heaters in refining and process plants;

•	tank services for construction, maintenance or repair of petroleum storage tanks, typically located at pipeline terminals and refineries;

•	safety services for supplementing a refinery’s safety personnel and permitting and providing safety equipment;

•	government services through building and managing fueling depots and other fueling systems; and evaluating, maintaining and building petroleum, oil and lubricant (“POL”) facilities;

•	multi-disciplinary engineering services to clients in the petroleum refining, chemicals and petrochemicals and oil and gas industries; and

•	EPC services through program management and EPC project services.
Construction, Maintenance and Turnaround Services. When performing a construction and maintenance project as part of a refinery turnaround, detailed planning and execution is imperative in order to minimize the length of the outage, which can cost owners millions of dollars in downtime. Our experience includes successful turnaround execution on the largest, most complex FCC units. Our record in providing a construction-driven approach with attention to planning, scheduling and safety places us at the forefront of qualified bidders in North America for work on FCC units and qualifies us for most turnaround projects of interest. These services include refractory related projects, furnace re-tube and revamp projects, stainless and alloy welding services and heavy rigging and equipment setting. The skills and experience gained from our turnaround experience translate to less schedule-sensitive new construction and we can provide construction services for new units, expansions and revamp projects.
Manufacturing Services. We have manufacturing facilities located on two sites in the Tulsa, Oklahoma area, with easy access to truck, rail, air and river barge transportation through the inland most ice-free port in the United States, the Kerr-McClellan Navigation System. Specialty equipment that can be fabricated includes FCC components, reactors and regenerators, refractory, process heater coils and components, process piping spools (alloy and carbon steel), specialty welding and plate cutting and rolling. Our Mohawk facility consists of 150,000 square feet of manufacturing space, which includes significant convection section fabricator capacity and which also allows us to fabricate heater and furnace components. We believe our ability to combine the quality fabrication and timely manufacturing of these components is complementary to other services we provide and offers a competitive advantage for us.
Heater Services. We are a vertically-integrated provider of process heater services in North America which can perform engineering studies; process, mechanical, structural and instrumentation and electrical design; fabrication and manufacture; and installation and erection of fired heaters in a one-stop shop. We also specialize in modifications to existing fired heaters for expanded service or process improvement.
Tank Services. We provide services to the above-ground storage tank industry. Our capabilities include: American Petroleum Institute (“API”) compliant tank maintenance and repair; floating roof seals; floating roof installations and repairs; secondary containment bottoms, cone roof and structure replacements; and new API compliant aboveground storage tanks. We provide these services as stand-alone or in combination, including EPC solutions.
Safety Services. We provide both safety services and equipment to support the safety and quality requirements of our clients. We can provide safety supervisors, confined space and fire watch services, confined space rescue and training, safety planning services, technicians, training, drug screening and medical personnel. Our safety services also include safety service vehicles to support the services offered and to provide necessary equipment including first aid equipment, fire retardant clothing, fall protection equipment, fresh air equipment, gas detectors and breathing air supply trailers. We are an authorized dealer for fire-retardant and Nomex safety clothing and a variety of equipment lines.
U.S. Government Services. We provide government services, currently primarily in building and managing fueling systems. Since 1981, we have established our position with U.S. government agencies as a leading engineering contractor for jet fuel storage as well as aircraft fueling facilities, having performed the engineering for major projects at eight U.S. military bases, including three air bases outside the United States. The award of these projects was based largely on contractor experience and personnel qualifications. In the past ten years, we have also won five “Design-Build-Own-Operate-Maintain” projects to provide fueling facilities at military bases in the United States for the U.S. Defense Energy Support Center. From time to time we add additional features to these facilities such as tanks and pumps for alternative fuels. In 2009, we were selected as a contractor by the U.S. Navy, Naval Facilities Engineering Command (“NAVFAC”). We can compete for future task orders under the Engineering Service Center’s multiple-award Indefinite Delivery, Indefinite Quantity (“IDIQ”) contract for assessments, inspections, repair and construction services for POL systems at U.S. Navy locations worldwide. The total contract value is up to $350 million.

Engineering Services. The acquisition of Wink in July 2009 enables us to provide project management, engineering and material procurement services to the refining industries and government agencies, including chemical/process, mechanical, civil, structural, electrical, instrumentation/controls and environmental. We provide our engineering services through resources located at the project site or at our offices in Louisiana.
Our comprehensive services include, among others:
•	project development, conceptual design, front-end engineering and feasibility studies;

•	project engineering services;

•	definitive design and drafting services;

•	project management, estimating, scheduling and controls;

•	turnkey EPC arrangements;

•	field engineering and construction liaison services;

•	material and services procurement;

•	planning and management of maintenance programs; and

•	topographic, hydrographic and engineering as-built surveying including the establishment of rights-of-way for public utilities and industrial uses.
These services are furnished to a number of oil, gas, power, refining and government clients on a stand-alone basis, as well as part of EPC contracts undertaken by us.
EPC Services. The refining and process industries strive to minimize costs through operating efficiencies and hiring experienced process engineering as needed. It is often more cost effective to engage a contractor to oversee and manage the planning, engineering, procurement, installation and commissioning of new capacity additions, revamps or new process units to support the need to meet new refining or manufacturing specifications. Our experience and capability covers the breadth of all process units in a refinery where we offer clients a single source solution for accomplishing expansion and revamp programs. We seek to do this in the most efficient, competitive manner and supply both our own personnel and supplemental services of other contractors as needed.
Current Market Conditions
We continue to advance our strategic objective of becoming a more diversified, global engineering and construction company delivering discrete and integrated engineering, procurement, construction program management, maintenance and life cycle extension solutions tailored to the needs of our customers. The economic challenges experienced in 2009 continue to impact energy demand worldwide and although we believe the long term fundamentals support increased activities in the industries we serve, near term uncertainties may continue to impact capital and maintenance expenditure decisions of our customers in 2010. Inquiry levels in both the Upstream Oil & Gas and Downstream Oil & Gas segments of our business have improved over the past two quarters, but contract awards have not yet risen to a level that corresponds to the increase in inquiries. The impact of the financial crisis on the global economy has been documented worldwide, and, we continue to be challenged to forecast future impacts on the Willbros business model, particularly with respect to timing. Even though we believe fundamentals support a more robust U.S. pipeline construction market in 2011 and 2012 relative to 2010, the December 31, 2009 backlog of $391,742 is virtually unchanged from our reported June 30, 2009 backlog of $387,186.
Upstream Oil & Gas
In the Upstream Oil & Gas segment, we believe additional pipeline infrastructure build-out is required to meet requirements from drilling activities that began years ago in the prolific natural gas shale and other unconventional gas plays in North America. Record levels of natural gas storage in the United States have receded in the winter months of 2010 and despite depressed industrial demand, we continue to see new investment by major integrated oil companies such as ExxonMobil and Total in North American shale gas plays. Additionally, Baker Hughes rig count reports land drilling rig activity grew by over 270 rigs from mid July through December 2009, a 30 percent increase; historically, our upstream business is characterized by larger, complex projects which evolve over time as engineering and environmental studies and regulatory filings precede actual construction. Improvement in our levels of activity lags the drilling rig count. New technology has enabled economic development of unconventional gas reserves in the Haynesville, Marcellus, Barnett, Woodford and Fayetteville shales at market prices lower than those historically required for conventional gas development. As production from these unconventional reserves continues to progress, new mainline pipeline infrastructure will be required to transport natural gas to the demand centers in the United States. At the end of 2009, our bidding activity for U.S. pipeline construction exceeded $1 billion, and bidding opportunities for international pipeline construction in Australia exceeded $500 million. Early indications from our recent bids suggest the market is highly competitive and price discovery from this tranche of bidding will be the first we have had for analysis since the award of the TIPs project over 12 months earlier. We are keenly interested in these results as they will dictate the level of new project work for our Upstream Oil & Gas segment.

As pipeline system owners seek ways to decrease their maintenance and system integrity costs, we believe there are opportunities to expand our Manage & Maintain services beyond the current alliance with NiSource. We believe over time other owners will consider outsourcing Manage & Maintain activities to expert service providers such as ourselves in order to focus on their core competencies and strategic objectives. Additionally, we expect the outcome of these programs to create more opportunities for our specialty services offering, which provides services related to the operation, repair and rehabilitation of pipelines and other hydrocarbon processing facilities.
Markets in Canada, driven by activity related to the oil sands and large gas reserves, should continue to attract capital as a result of the perceived low political risk and higher crude prices. With more favorable economics related to lower input prices, such as steel and labor, and improving crude prices, we have begun to see large capital projects reinitiated in Western Canada such as Imperial’s Kearl Oil Sands, Suncor’s Firebag and Canadian Natural Resources’ Horizon expansion. There has been margin pressure on services associated with the obligatory maintenance for oil sands production, and owners are seeking cost savings. We believe our understanding of our customers’ needs allows us to identify mutual cost savings and as such provides new opportunities for Willbros to deliver solutions that align with their expectations.
In other international markets, we see opportunity in the developing coal seam methane projects in Australia and both gas and oil opportunities in North Africa and the Middle East. We believe that our successful business model in Oman, where we have been active and profitable since 1965, is a viable business model that we can leverage to establish a commercial presence in other Middle East locations. Our investment in establishing a presence in Libya has resulted in an award for program management and engineering services. We believe we have additional opportunity for both our Upstream Oil & Gas and Downstream Oil & Gas segments to participate in much needed refinery upgrades and new field developments as international oil majors bring new investment into this recently re-opened, albeit slowly developing, market.
Green initiatives may present market opportunities to evaluate certain sequestration and transportation projects (for example, CO2 pipelines) as government policy supports environmental projects through initiatives and grants.
Downstream Oil & Gas
A clear rationalization is currently underway in the U.S. refining industry and we anticipate further industry restructuring and idling of refining capacity. Although the number of U.S. refineries has decreased by nearly 50 percent over the past 25 years, refining capacity has remained nearly constant due to capital improvement projects focused on expanding and modifying existing units. We believe the current business environment dictates a reduction in refinery capacity which will ultimately increase utilization rates, leading to improved economics for the remaining market participants. As such, it is our expectation that, with improved utilization rates, once product demand recovers, the refining industry will resume investments in capital projects not only to maintain and improve process efficiency, but also to address expectations for more stringent regulatory requirements and shifting crude compositions. We believe our integrated service offering, enhanced by the acquisition of Wink, favorably positions us to participate in this expected increase in small, high return capital projects.
While we are optimistic for the longer-term industry outlook, the near-term over-capacity driven by the global recession and exacerbated by reduced motor fuel demand due to lower employment levels and reduced commuting, more fuel-efficient vehicles and renewable fuels displacing a portion of gasoline and other fuels, has caused our customers to re-evaluate all of their contractual relationships, seeking both cost and value improvements. This ongoing process is highlighted in recent announcements by multiple large industry players in the past few weeks to restructure or reduce their refining operations. The Downstream Oil & Gas segment was particularly affected by pricing pressure; however, this re-examination of suppliers and commercial terms has afforded us additional opportunities to establish relationships with new customers, increase our presence with existing customers and enter new geographies. In addition, we believe the maintenance delays and project postponements brought on by financial and economic conditions have reached a limit; and safety and operational concerns of our customers will compel them to award critical maintenance projects in the near future. This situation benefited our turnaround business and contributed to the Downstream Oil & Gas segment’s December 31, 2009 turnaround services backlog of approximately $80 million, which is expected to be completed during 2010.

Our government services business is benefiting from increased management focus as highlighted by our selection as a contractor by the U.S. Navy on the NAVFAC IDIQ contract, which allows us to compete for $350 million in task orders for petroleum, oil and lubricants maintenance and rehabilitation assignments. While actively responding to NAVFAC task orders, we have also recently proposed on a similar project with the US Army Corps of Engineers (“COE”) Omaha District. This project is a Multiple Award Task Order Contract focused on providing inspection, repair and maintenance services on fuel systems infrastructure on military installations nationwide, including Alaska and Hawaii. While the Defense Energy Support Center is the primary end user of these services, work may be performed at Army, Navy, Air Force and Coast Guard facilities. The total contract maximum for all contractors is $324 million. The COE will award up to four contracts with successful awardees competing on individual task orders ranging from $100 thousand to $10 million in value.
The Downstream Oil & Gas segment could benefit from additional government mandates to reduce sulfur and benzene content in transportation fuels; however, pending cap and trade legislation to limit greenhouse gases has created uncertainty and the delay of investment in the segment.
Our Vision
We continue to believe that long-term fundamentals support increasing demand for our services to the energy industry. This supports our vision for Willbros as a leading provider of diversified professional construction and maintenance solutions addressing the entire asset lifecycle of global infrastructure.
To accomplish this, we are actively working towards achieving the following objectives:
•	Diversifying our current end market and geographic exposure to better serve clients and mitigate market specific risk.

•
Increasing professional services (project/program management, engineering, design, procurement and logistics) capabilities to minimize cyclicality and risk associated with large capital projects in favor of higher return recurring service work.

•	Positioning Willbros as a service provider and employer of choice.

•	Developing long-term client partnerships and alliances by exceeding performance expectations and focusing team driven sales efforts on key clients.

•	Establishing industry best practices, particularly for safety and performance.
Our Values
We believe the values we adhere to as an organization shape the relationships and performance of our company. We are committed to strong leadership across the organization to achieve excellence and accountability in everything we do, based on and guided by our core values of:
•	Safety — always perform safely for the protection of our people and our stakeholders;

•	Honesty & Integrity — always do the right thing;

•	Our People — respect and care for their well being and development; maintain an atmosphere of trust, empowerment and teamwork; ensure the best people are in the right position;

•	Our Customers — understand their needs and develop responsive solutions; promote mutually beneficial relationships and deliver a good job on time;

•	Superior Financial Performance — deliver earnings per share and cash flow and maintain a balance sheet which places us at the forefront of our peer group;

•	Vision & Innovation — understand the drivers of our business environment, promote constant curiosity, imagination and creativity about our business and opportunities, seek continuous improvement; and

•	Effective Communications — present a clear, consistent and accurate message to our people, our customers and the public.

We believe that adhering to and living these values will result in a high performance organization which can differentiate and compete effectively, providing incremental value to our customers, our employees and all our stakeholders.
Our Strategy
We work diligently to apply these values every day and use them to guide us in the development and execution of our strategy which we believe will increase stockholder value by leveraging the full resources and core competencies of an integrated Willbros business platform. Key elements of our strategy are as follows:
Focus on Managing Risk
We have implemented a core set of business conduct, practices and policies that have fundamentally improved our risk profile. Examples include diversifying our service offerings and end markets to reduce any market specific exposure, and focusing on contract execution risk starting with our opportunity review process and ending at job completion. In today’s economic environment, acknowledging the importance of risk management is paramount to success. It is emphasized throughout our organization and covers all aspects of a project from strategic planning and bidding to contract management and financial reporting.
•
Focus resources in markets with the highest risk-adjusted return. The majority of our resources are focused on North America as we believe North America continues to offer us significant opportunities with attractive risk-adjusted returns. Opportunities for our existing service offerings are expected to result from the monetization of previously developed oil and gas reserves through connectivity to primary demand end markets. The ongoing development of unconventional shale gas plays is expected to provide new insfrastructure development opportunities. We continue to pursue opportunities to expand our service offerings in North America organically or through acquisitions to include more recurring service work and to build alliances to better balance our reliance on large capital expenditure projects, such as large diameter cross-country pipeline construction.

While our operations are currently concentrated in North America, we are re-deploying and adding resources to seek global opportunities to further diversify our geographic footprint into international markets that provide attractive risk-adjusted returns. We believe our extensive international experience is a competitive advantage. We are pursuing new work in the expanding Asia-Pacific energy infrastructure market where we formed an alliance with Nacap, a well-known international pipeline contractor with operations in Australia. This alliance allows us to leverage our complementary capabilities and experience in pursuit of multiple large diameter pipeline EPC opportunities associated with that country’s development of significant coal bed methane deposits. In the Middle East and North Africa, we are leveraging our longstanding Omani operations to expand in the area. Additionally, in Libya we won an assignment to provide program management and engineering services to the Great Manmade River Authority. We believe that markets in the Middle East and North Africa may offer attractive opportunities for us in the future given mid and long-term industry trends.

•
Maintain a conservative contract portfolio and limit contract execution risk. While we will continue to pursue a balanced contract portfolio, current market dynamics indicate our U.S. pipeline operations, as well as other offerings, are entering a much more competitive period characterized in the short term by more competitive pricing and more fixed price contracts. We believe our fixed price execution experience, our recent initiatives to realign our cost structure to the rapidly changing market, our improved systems and our ongoing focus on risk management provide us a competitive advantage versus many of our competitors.

Leverage Industry Position and Reputation into a Broader Service Offering
We believe the long term dynamics supporting the global energy infrastructure market will continue to provide attractive opportunities. While we expect to take advantage of these opportunities, we are also selectively evaluating prospects, to expand our core capabilities beyond our current offerings and markets. Our established service platform, capabilities and track record position us to expand our expertise into a broader range of related service offerings. We intend to leverage our project management, engineering and construction skills to establish additional service offerings, such as instrumentation and electrical services, turbo-machinery services and environmental services. We believe that a more balanced mix of recurring services, such as program management and maintenance services, together with our traditional project work will enhance the earnings profile of our business.

Additionally, we intend to pursue selective acquisitions to complement our organic expansion strategies and to reduce our dependence on the cyclical large-diameter cross-country pipeline construction market. We began this process in 2007 with the InServ and Midwest acquisitions that expanded our service offerings as well as the geographies where we deliver those services. Our July 2007 acquisition of Midwest significantly enhanced our presence in mainline pipeline construction in Western Canada. Our November 2007 acquisition of InServ complemented our service offerings to our traditional market of engineering and construction services in the midstream hydrocarbon transportation industry. In July 2009, our acquisition of the engineering business of Wink Companies, LLC., when combined with our existing downstream offering, created a platform to provide integrated engineering, procurement and construction or EPC services to the downstream market, mirroring our upstream capabilities. We take a long term perspective on acquisitions which we believe will build strong, diversified platforms to drive near term and future shareholder value.
Maintain Financial Flexibility
Maintaining the financial flexibility to meet the material, equipment and personnel needs to support our project commitments, as well as the ability to pursue our expansion and diversification objectives is critical to our growth. We view financial strength and flexibility as a fundamental requirement to fulfilling our strategy. As of December 31, 2009, we had liquidity of $265,333 comprised of cash and cash equivalents of $198,774, short-term investments of $16,559 and unutilized cash borrowing capacity of $50,000 under our revolving credit facility, and no short-term borrowings or commercial paper outstanding. The combination of our strong cash position, the borrowing capacity under our existing credit facility, and our future cash flow from operations will allow us to focus on the highest return projects available as well as pursue our strategy of diversification as opportunities present themselves. The reduced availability of credit in the market has not affected our credit facility; nor do we expect it to impact the renewal of our credit facility in 2010 or our ability to access surety bonding in the future.
Leverage Core Service Expertise into Additional Full EPC Contracts
Our core expertise and service offerings allow us to provide our customers with a single source EPC solution which creates greater efficiencies to the benefit of both our customers and our company. We believe our upstream EPC and our downstream EPC, which is focused on small to mid-sized capital projects, are relatively unique in our respective markets, providing us a competitive advantage in providing these services. In performing integrated EPC contracts, we often perform front-end engineering and design services while establishing ourselves as overall project managers from the earliest stages of project inception and are therefore better able to efficiently determine the design, permitting, procurement and construction sequence for a project in connection with making engineering decisions. Our customers benefit from a more seamless execution; while for us, these contracts often yield consistent profit margins on the engineering and construction components of the contract compared to stand-alone contracts for similar services. Additionally, this contract structure allows us to deploy our resources more efficiently and capture the engineering, procurement and construction components of these projects. The acquisition of Wink enabled us to provide EPC services to the downstream market, thus mirroring our upstream capabilities.
GEOGRAPHIC REGIONS
We operate globally, but have concentrated our operations in recent years on certain markets in North America and the Middle East. Our continuing operations contract revenue by geographic region for recent years is shown in the following table:

	Year Ended December 31,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
Contract Revenue
United States	$939,985	74.6%	$1,440,239	75.4%	$612,647	64.7%
Canada	254,420	20.2%	387,498	20.2%	244,806	25.8%
Oman	65,368	5.2%	84,967	4.4%	90,238	9.5%
Other	45	0.0%	—	—%	—	—%

Total	$1,259,818	100.0%	$1,912,704	100.0%	$947,691	100.0%

United States
Upstream Oil & Gas We believe that the United States will continue to be an important market for our services. Pipeline infrastructure demand in the United States is currently driven by unconventional natural gas and Canadian oil sands development. The February 2010 Oil & Gas Journal survey of planned worldwide pipeline construction indicates planned projects, for 2010 and beyond, in the United States and Canada, of nearly 19,000 miles, a decrease of approximately 24 percent over 2009. Proposal activity, a leading indicator for large diameter pipeline construction has increased and we are actively pursuing projects that will be executed in 2010 — 2012. Based on increased inquiries and announced projects, we anticipate the number of miles constructed will be down sequentially in 2010 followed by an increase in 2011 and 2012. Additionally, we believe the industry is returning to more seasonal patterns of execution from early spring to late fall, which will compress project activity into a nine month period.
In the current environment, energy producers appear to be focusing development budget spending on exploiting more cost effective reserves in the newer shale plays in the United States and Canada. Many of the more significant shales, particularly the Marcellus, Haynesville and Fayetteville, require substantial gathering and takeaway infrastructure which we believe will create opportunities for our engineering and construction services. Alaska also holds significant natural gas reserves requiring significant levels of long term infrastructure investment. LNG now appears disadvantaged relative to shale gas and we do not expect it to play a meaningful role in satisfying North American energy needs in the near term. Additionally, deregulation of the electric power and natural gas pipeline industries in the United States has led to the consolidation and reconfiguration of existing pipeline infrastructure and the establishment of new energy transport systems, which we expect will result in continued demand for our services in the mid to long-term. Environmental concerns will likely continue to require careful, thorough and specialized professional engineering and planning for all new facilities within the oil, gas and power sectors. Furthermore, the demand for replacement and rehabilitation of pipelines is expected to increase as pipeline systems in the United States approach the end of their design lives and population trends influence overall energy distribution needs. We are recognized as an industry leader in the United States for providing project management, engineering, procurement and construction services. We maintain a staff of experienced management, construction, engineering and support personnel in the United States. We provide these services through engineering offices located in Tulsa, Oklahoma, Kansas City, Missouri and Houston, Texas. Construction operations based in Houston, Texas provide the majority of construction services in the United States.
Downstream Oil & Gas The United States remains the primary market for our downstream oil and gas services. With a nationwide reach, we have experience serving over 100 of the operable refineries in the country. While capital budget reductions and project delays invoked by our customers have impacted spending on some capital construction projects of the type performed by our Downstream Oil & Gas segment, many of our services are less dependent upon capital expenditures. In particular, turnaround and maintenance projects are performed on a more routine basis and are typically less susceptible to fluctuations in hydrocarbon prices, although many of these projects were delayed in the difficult environment of the past year. With the Clean Air Act of 1990 pushing the refining industry to meet stringent limitations on the sulfur content in gasoline fuels, Downstream Oil & Gas benefited from the influx of Clean Fuels projects from 2000 to 2005. We expect a similar scenario going forward into 2010 as well as the next few years, as refiners will be required to meet other mandates by the Environmental Protection Agency (“EPA”), including reducing the sulfur content level in diesel fuels and reducing the benzene content in other motor fuels; however forecasting the timing of such projects remains challenging. While many U.S. refinery operators have delayed their maintenance and turnaround projects to the extent possible, we believe certain facilities have reached the limit on delays due to both safety and operational considerations and this should result in more intensive maintenance and turnaround activity in the near term. Our year-end backlog for turnaround services supports this expectation.
We have also provided significant engineering and facility management services to U.S. government agencies during the past 25 years, particularly in fuel storage and distribution systems and aircraft fueling facilities. Based on our recent selection by the U.S. Navy as a contractor to compete for task orders under the NAVFAC IDIQ contract for assessments, inspections, repair and construction services for petroleum, oil and lubricant systems at U.S. Navy locations worldwide, we expect to continue to grow our presence in this market.

Canada
Rapid declines in global oil prices since mid-2008, following significant cost escalations in the 2006-2008 period, increased uncertainty regarding the near term economic viability of many investments in the oil sands region of northern Alberta, Canada. As a result, many key participants in the region reduced capital expenditure plans during 2009 and, in some cases, delayed significant capital projects. However, the Canadian Energy Research Institute (“CERI”) projections are for over Cdn $200 billion to be invested by the end of 2020. Installed capacity, combined with ongoing investment, offers prospective fabrication and installation work as well as maintenance opportunities. Additionally, several options are under consideration with respect to transporting processed crude oil or unrefined bitumen to markets in the United States and Asia via export pipelines from the region. The need for additional process fuel for the oil sands is also driving the development of new pipeline infrastructure from the Mackenzie Delta region. As in the U.S., unconventional shale gas is expected to drive additional infrastructure needs as the Horn River and Muskwa shale plays are developed. Our construction, fabrication and maintenance services in Canada are provided primarily through facilities and resources located in Ft. McMurray and Edmonton, Alberta, where we maintain fabrication facilities. These facilities include capabilities for chromium carbide overlay (“CCO”), which is high in demand, to reduce erosion in transmission piping. CCO is a process of cladding pipe to withstand the highly abrasive bitumen sand slurry transported from mining sites to separation facilities. We also expect to have opportunities to participate in the expansion of storage tank capacity, which is required to support expansion of production in the oil sands.
Middle East
Our operations in the Middle East date back to 1948. We have worked in most of the countries in the region, with particularly heavy involvement in Kuwait, Oman and Saudi Arabia. Currently, we have ongoing operations in Oman, where we have been active continuously for more than 40 years. We maintain a fully staffed facility in Oman with equipment repair facilities and spare parts on site and offer construction expertise, repair and maintenance services, engineering support, oil field transport services, materials procurement and a variety of related services to our clients. We believe our presence in Oman and our experience throughout the region will enable us to successfully win and perform projects in this region. We have evaluated the opportunities in the Middle East and determined that we should focus our efforts on continued development of our operations in Oman and the extension of that expertise and capability into the markets in the United Arab Emirates. The recent discovery by PDO in Oman of 1 billion barrels of oil in place near the al-Ghubar field represents additional market opportunity.
Africa
Africa has been an important strategic market for us and will continue to be as we evaluate our international opportunities. There are large, potentially exploitable hydrocarbon reserves in North Africa. Depending upon the world market for oil and natural gas and the availability of financing, the amount of potential new work could be substantial. In 2009, we were awarded a contract, which is nearing the final stage of execution, to provide program management and engineering services to the Great Manmade River Authority in Libya and we are monitoring or bidding on additional major work prospects in Libya for both our Upstream Oil & Gas and Downstream Oil & Gas segments.
Asia-Pacific
In Australia, we have formed a project-specific joint venture with Nacap, a well-known international pipeline contractor, to leverage our complementary capabilities and experience in pursuit of multiple large diameter pipeline EPC opportunities associated with proposed large coal seam methane to LNG developments.
South America
The political situation in several South American countries remains uncertain and projects in these countries continue to be delayed. Because the governments of these countries continue to pursue agendas which include nationalization and/or renegotiation of contracts with foreign investors, we view these markets as having limited opportunities, but we consider opportunities on a case by case basis.
Backlog
In our industry, backlog is considered an indicator of potential future performance as it represents a portion of the future revenue stream. Our strategy is not focused solely on backlog additions but on capturing quality backlog with margins commensurate with the risks associated with a given project.
Backlog consists of anticipated revenue from the uncompleted portions of existing contracts and contracts whose award is reasonably assured.

We believe the backlog figures are firm, subject only to the cancellation and modification provisions contained in various contracts. Additionally, due to the short duration of many jobs, revenue associated with jobs performed within a reporting period will not be reflected in quarterly backlog reports. We generate revenue from numerous sources, including contracts of long or short duration entered into during a year as well as from various contractual processes, including change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas. These revenue sources are not added to backlog until realization is assured. For the past several years we have put processes and procedures in place to identify contractual and execution risks in new work opportunities and believe we have instilled in the organization the discipline to price, accept and book only work which meets stringent criteria for commercial success and profitability. For additional discussion of backlog, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K.
The following table shows our backlog from continuing operations by operating segment and geographic location as of December 31, 2009 and 2008:

	Year Ended December 31,
	2009		2008
	Amount	Percent	Amount	Percent
Upstream Oil & Gas	$245,586	62.7%	$484,068	73.8%
Downstream Oil & Gas	146,156	37.3%	171,426	26.2%

Total backlog	$391,742	100.0%	$655,494	100.0%

	Year Ended December 31,
	2009		2008
	Amount	Percent	Amount	Percent
Geographic Region
United States	$358,808	91.6%	$492,621	75.2%
Canada	9,639	2.5%	128,692	19.6%
Middle East/North Africa	23,295	5.9%	34,181	5.2%

Total backlog	$391,742	100.0%	$655,494	100.0%

	Year Ended December 31,
	2009	2008	2007	2006	2005
Total Backlog	$391,742	$655,494	$1,305,441	$602,272	$240,373
Competition
We operate in a highly competitive environment. We compete against government-owned or supported companies and other companies that have financial and other resources substantially in excess of those available to us. In certain markets, we compete against national and regional firms against which we may not be price competitive. We have different competitors in different markets as recapped below.
Globally
•	Engineering — CH2M Hill, Gulf Interstate, Universal Pegasus, Trigon, Mustang Engineering and ENGlobal Engineering.
United States
•
Upstream Oil & Gas Segment Construction — Associated Pipeline Contractors, Price Gregory Services, Sheehan Pipeline Construction, U.S. Pipeline and Welded Construction. In addition, there are a number of regional competitors, such as Sunland, Dyess, Flint and Jomax.

•	Downstream Oil & Gas Segment — AltairStrickland, JV Industrial Companies, Plant Performance Services, KBR, Chicago Bridge & Iron and Matrix Services.
Canada
•	Onshore Pipeline Construction — North American Energy Services, Flint Energy Services and OJ Pipelines.

Oman
•	Oil Field Transport Services — Ofsat and TruckOman, both Omani companies.

•
Construction and the Installation of Flow Lines and Mechanical Services — Gulf Petrochemical Services (Oman), CCC (Greece), Dodsal (India), Saipem (Italy), Special Technical Services (Oman) and Galfar (Oman).

Other International
•	Construction — Technip (France), CCC (Greece), Saipem (Italy), Spie-Capag (France), Techint (Argentina), Bechtel (U.S.), Stroytransgaz (Russia), Tekfen (Turkey) and Nacap (Netherlands).
Contract Provisions and Subcontracting
Most of our revenue is derived from engineering, construction and EPC contracts. The majority of our contracts fall into the following basic categories:
•
firm fixed-price or lump sum fixed-price contracts, providing for a single price for the total amount of work or for a number of fixed lump sums for the various work elements comprising the total price;

•	cost plus fixed fee contracts where income is earned solely from the fee received;

•	unit-price contracts, which specify a price for each unit of work performed;

•	time and materials contracts where personnel and equipment are provided under an agreed-upon schedule of daily rates with other direct costs being reimbursable; and

•	a combination of the above (including lump sum payment for certain items and unit rates for others).
Changes in scope-of-work are subject to change orders to be agreed upon by both parties. Change orders not agreed to in either scope or price result in claims to be resolved in a dispute resolution process. These change orders and claims can affect our contract revenue either positively or negatively.
We usually obtain contracts through either competitive bidding or negotiations with long-standing clients. We are typically invited to bid on projects undertaken by our clients who maintain approved bidder lists. Bidders are pre-qualified by virtue of their prior performance for such clients, as well as their experience, reputation for quality, safety record, financial strength and bonding capacity.
In evaluating bid opportunities, we consider such factors as the client and their geographic location, the difficulty of the work, current and projected workload, the likelihood of additional work, the project’s cost and profitability estimates, and our competitive advantage relative to other likely bidders. We give careful thought and consideration to the political and financial stability of the country or region where the work is to be performed. The bid estimate forms the basis of a project budget against which performance is tracked through a project control system, enabling management to monitor projects effectively.
All U.S. government contracts and many of our other contracts provide for termination of the contract for the convenience of the client. In addition, some contracts are subject to certain completion schedule requirements that require us to pay liquidated damages in the event schedules are not met as the result of circumstances within our control.
We act as the primary contractor on a majority of the construction projects we undertake. In our capacity as the primary contractor and when acting as a subcontractor, we perform most of the work on our projects with our own resources and typically subcontract only such specialized activities as hazardous waste removal, horizontal directional drills, non-destructive inspection, catering and security. In the construction industry, the prime contractor is normally responsible for the performance of the entire contract, including subcontract work. Thus, when acting as the primary contractor, we are subject to the risk associated with the failure of one or more subcontractors to perform as anticipated.

Under a fixed-price contract, we agree on the price that we will receive for the entire project, based upon specific assumptions and project criteria. If our estimates of our own costs to complete the project are below the actual costs that we may incur, our margins will decrease possibly resulting in a loss. The revenue, cost and gross profit realized on a fixed-price contract will often vary from the estimated amounts because of unforeseen conditions or changes in job conditions and variations in labor and equipment productivity over the term of the contract. If we are unsuccessful in mitigating these risks, we may realize gross profits that are different from those originally estimated and may incur losses on projects. Depending on the size of a project, these variations from estimated contract performance could have a significant effect on our operating results for any quarter or year. In some cases, we are able to recover additional costs and profits from the client through the change order process. In general, turnkey contracts to be performed on a fixed-price basis involve an increased risk of significant variations. This is a result of the long-term nature of these contracts and the inherent difficulties in estimating costs, and of the interrelationship of the integrated services to be provided under these contracts whereby unanticipated costs or delays in performing part of the contract can have compounding effects by increasing costs of performing other parts of the contract. Our accounting policy related to contract variations and claims requires recognition of all costs as incurred. Revenue from change orders, extra work and variations in the scope of work is recognized when an agreement is reached with the client as to the scope of work and when it is probable that the cost of such work will be recovered in a change in contract price. Profit on change orders, extra work and variations in the scope of work are recognized when realization is assured beyond a reasonable doubt. Also included in contract costs and recognized income not yet billed on uncompleted contracts are amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price, or other customer-related causes of unanticipated additional contract costs (unapproved change orders). These amounts are recorded at their estimated net realizable value when realization is probable and can be reasonably estimated. Unapproved change orders and claims also involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded unapproved change orders may be made in the near term. If we do not successfully resolve these matters, a net expense (recorded as a reduction in revenues), may be required, in addition to amounts that have been previously provided.
Employees
At December 31, 2009, we directly employed a multi-national work force of 3,714 persons, of which approximately 77.1 percent were citizens of the respective countries in which they work. Although the level of activity varies from year to year, we have maintained an average work force of approximately 4,945 over the past five years. The minimum employment during that period has been 3,714 and the maximum was 6,512. At December 31, 2009, approximately 14.1 percent of our employees were covered by collective bargaining agreements. We believe relations with our employees are satisfactory.
The following table sets forth the location of employees by work countries as of December 31, 2009:

	Number of
	Employees	Percent
U.S. Upstream Oil & Gas	503	13.5%
U.S. Downstream Oil & Gas	1,281	34.5%
U.S. Administration	115	3.1%
Canada	470	12.7%
Oman	1,338	36.0%
Other International — Libya	7	0.2%

Total	3,714	100.0%

Equipment
We own, lease and maintain a fleet of generally standardized construction, transportation and support equipment. In 2009 and 2008, expenditures for capital equipment were approximately $19,500 and $53,000, respectively. At December 31, 2009, the net book value of our property, plant and equipment was approximately $133,000.
We constantly evaluate the availability of equipment and in recent years have leased equipment to ensure its availability to support projects. During 2008, we acquired approximately $18,000 of new equipment through various capital lease facilities. By contrast, during 2009, we paid approximately $15,000 to convert existing capital leases to company owned equipment and did not enter into any new capital leases. We continue to evaluate expected equipment utilization, given anticipated market conditions, and may buy or lease new equipment and dispose of underutilized equipment from time to time. All equipment is subject to scheduled maintenance to maximize fleet readiness.

Facilities
The principal facilities that we utilize to operate our business are:
Principal Facilities

Business Unit	Location	Description	Ownership
U.S. Upstream Oil & Gas	Houston, TX	Equipment yard, maintenance facility, warehouse and office space	Own

	Houston, TX	Office space	Leased

	Kansas City, MO	Office space	Leased

	Tulsa, OK	Office space	Own

U.S. Downstream Oil & Gas	Baton Rouge, LA	Office Space	Lease

	Catoosa, OK	Manufacturing, general warehousing and office space	Own

	Houston, TX	Office space	Lease

	St. Rose, LA	Office space	Lease

	Tulsa, OK	Manufacturing, general warehousing and office space	Own

Canada	Ft. McMurray, Alberta, Canada	Fabrication and maintenance facility	Own

	Acheson, Alberta Canada	Office space and equipment yard	Own

	Edmonton Sherwood Park, Alberta, Canada	Office space	Leased

Oman	Oman	Office space, fabrication and maintenance facility	Leased

Headquarters	Houston, TX	Office Space	Leased
We lease other facilities used in our operations, primarily sales/shop offices, equipment sites and expatriate housing units in the United States, Canada and Oman. Rent expense for all leased facilities was approximately $5,200 in 2009 and $3,000 in 2008.
Insurance and Bonding
Operational risks are analyzed and categorized by our risk management department and are insured through major international insurance brokers under a comprehensive insurance program, which includes commercial insurance policies, consisting of the types and amounts typically carried by companies engaged in the worldwide engineering and construction industry. We maintain worldwide master policies written mostly through highly-rated insurers. These policies cover our property, plant, equipment and cargo against all normally insurable risks, including war risk, political risk and terrorism in third-world countries. Other policies cover our workers and liabilities arising out of our operations. Primary and excess liability insurance limits are consistent with the level of our asset base. Risks of loss or damage to project works and materials are often insured on our behalf by our clients. On other projects, “builders all risk insurance” is purchased when deemed necessary. Substantially all insurance is purchased and maintained at the corporate level, other than certain basic insurance, which must be purchased in some countries in order to comply with local insurance laws.

The insurance protection we maintain may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. An enforceable claim for which we are not fully insured could have a material adverse effect on our results of operations. In the future, our ability to maintain insurance, which may not be available or at rates we consider reasonable, may be affected by events over which we have no control, such as those that occurred on September 11, 2001. In 2009 we were not constrained by our ability to bond new projects, nor have we been negatively impacted in early 2010.
Global Warming and Climate Change
Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” may be contributing to warming of the earth’s atmosphere. As a result, there have been a variety of regulatory developments, proposals or requirements and legislative initiatives that have been introduced in the United States (as well as other parts of the world) that are focused on restricting the emission of carbon dioxide, methane and other greenhouse gases.
In 2007, the United States Supreme Court held that carbon dioxide may be regulated as an “air pollutant” under the federal Clean Air Act. In December 2009, the EPA responded to that holding and issued a finding that the current and projected concentrations of greenhouse gases in the atmosphere threaten the public health and welfare of current and future generations, and that certain greenhouse gases contribute to the atmospheric concentrations of greenhouse gases and hence to the threat of climate change.
In June 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009 (sometimes referred to as the Waxman-Markey global climate change bill). The bill includes many provisions that could potentially have a significant impact on us as well as our customers. The bill proposes a cap and trade regime, a renewable portfolio standard, electric efficiency standards, revised transmission policy and mandated investments in plug-in hybrid infrastructure and smart grid technology. The net effect of the bill will be to impose increasing costs on the combustion of carbon-based fuels such as oil, refined petroleum products and natural gas. Although proposals have been introduced in the U.S. Senate, including a proposal that would require greater reductions in greenhouse gas emissions than the American Clean Energy and Security Act of 2009, it is uncertain at this time whether, and in what form, legislation will be adopted by the U.S. Senate. Both President Obama and the Administrator of the EPA have repeatedly indicated their preference for comprehensive legislation to address this issue and create the framework for a clean energy economy.
In September 2009, the EPA finalized a rule requiring nation-wide reporting of greenhouse gas emissions beginning January 1, 2010. The rule applies primarily to large facilities emitting 25,000 metric tons or more of carbon dioxide-equivalent greenhouse gas emissions per year, and to most upstream suppliers of fossil fuels and industrial greenhouse gas, as well as to manufacturers of vehicles and engines.
We do not know and cannot predict whether any of the proposed legislation or regulations will be adopted as initially written, if at all, or how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact our business segments. Depending on the final provisions of such rules or legislation, it is possible that such future laws and regulations could result in increasing our compliance costs or additional operating restrictions as well as those of our customers. It is also possible that such future developments could curtail the demand for fossil fuels, which could adversely affect the demand for some of our services, which in turn could adversely affect our future results of operations. Likewise, we cannot predict with any certainty whether any changes to temperature, storm intensity or precipitation patterns as a result of climate change (or otherwise) will have a material impact on our operations.
Compliance with applicable environmental requirements has not, to date, had a material effect on the cost of our operations, earnings or competitive position. However, as noted above in connection with our discussion of the regulation of greenhouse gases, compliance with amended, new or more stringent requirements of existing environmental regulations or requirements may cause us to incur additional costs or subject us to liabilities that may have a material adverse effect on our results of operations and financial condition.

Item 1A.	Risk Factors
The nature of our business and operations subjects us to a number of uncertainties and risks.
RISKS RELATED TO OUR BUSINESS
Our business is highly dependent upon the level of capital expenditures by oil, gas and power companies on infrastructure.
Our revenue and cash flow are primarily dependent upon major engineering and construction projects. The availability of these types of projects is dependent upon the economic condition of the oil, gas and power industries, specifically, the level of capital expenditures of oil, gas and power companies on infrastructure. The credit crisis in 2009, which continues to some extent, and related distress in the global financial system, including capital markets, as well as the global recession, continue to have an adverse impact on the level of capital expenditures of oil, gas and power companies and/or their ability to finance these expenditures. Our failure to obtain major projects, the delay in awards of major projects, the cancellation of major projects or delays in completion of contracts are factors that could result in the under-utilization of our resources, which would have an adverse impact on our revenue and cash flow. There are numerous factors beyond our control that influence the level of capital expenditures of oil, gas and power companies, including:
•	current and projected oil, gas and electric power prices, as well as refining margins;

•	the demand for gasoline and electricity;

•	the abilities of oil, gas and electric power companies to generate, access and deploy capital;

•	exploration, production and transportation costs;

•	the discovery rate of new oil and gas reserves;

•	the sale and expiration dates of oil and gas leases and concessions;

•	regulatory restraints on the rates that electric power companies may charge their customers;

•	local and international political and economic conditions;

•	the ability or willingness of host country government entities to fund their budgetary commitments; and

•	technological advances.
Our final settlements with the DOJ and the SEC, and the prosecution of former employees, may negatively impact our ongoing operations.
As a result of our final settlements with the DOJ and the SEC resolving their investigations of violations of the Foreign Corrupt Practices Act and other provisions of the federal securities laws, which are more fully described in Notes 9 and 16 of our Notes to Consolidated Financial Statements under Item 8 of this Form 10-K, we are subject to ongoing review and regulation of our business operations, including the review of our operations and compliance program by a government approved independent monitor. The activities of the independent monitor have had, and will continue to have, a cost to us and may cause a change in our processes and operations, the outcome of which we are unable to predict. In addition, the settlements, and the prosecution of former employees, may impact our operations or result in legal actions against us in countries that are the subject of the settlements. The final settlements could also result in third-party claims against us, which may include claims for special, indirect, derivative or consequential damages.

Our failure to comply with the terms of settlement agreements with the DOJ and SEC would have a negative impact on our ongoing operations.
Under our final settlements with the DOJ and SEC, we are subject to a three-year deferred prosecution agreement (“DPA”) and permanently enjoined from committing any future violations of the federal securities laws, respectively. As provided for in the DPA, with the approval of the DOJ and effective September 25, 2009, we retained a government approved independent monitor, at our expense, for a two and one-half year period, who is reporting to the DOJ on our compliance with the DPA. Since the appointment of the monitor, we have cooperated and provided the monitor with access to information, documents, records, facilities and employees. On March 1, 2010, the monitor filed with the DOJ the first of three required reports under the DPA. In the report, the monitor made numerous findings and recommendations to us with respect to the improvement of our internal controls, policies and procedures for detecting and preventing violations of applicable anti-corruption laws.
Findings and recommendations have been made concerning the improvement of policies and processes related to the vetting of employees, disclosure and tracking of conflicts of interest, our FCPA training program, the FCPA certification process, procurement and project controls, as well as to improve our ability to detect and prevent violations of applicable anti-corruption laws. The report also sets out for the DOJ’s review any findings relating to specific matters that came to the monitor's attention during the course of his review. The report has highlighted the need for improved internal controls concerning the vetting of new hires, the disclosure of conflicts of interest and effective communication of such conflicts of interest within the Company. We are now in the process of improving our hiring procedure and conflict of interest policies and have openly discussed these matters with the DOJ, as we are obligated to do pursuant to the terms of the DPA.
Our failure to comply with the terms of the settlements with the DOJ and SEC could result in resumed prosecution and other regulatory sanctions, and could otherwise negatively affect our operations. In addition, if we fail to make timely payment of the penalty amounts due to the DOJ and/or the disgorgement amounts specified in the SEC settlement, the DOJ and/or the SEC will have the right to accelerate payment, and demand that the entire balance be paid immediately. Our ability to comply with the terms of the settlements is dependent on the success of our ongoing compliance program, including:
•	our supervision, training and retention of competent employees;

•	the efforts of our employees to comply with applicable law and our Foreign Corrupt Practices Act Compliance Manual and Code of Business Conduct and Ethics;

•	our continuing management of our agents and business partners; and

•	our successful implementation of the recommendations of the independent monitor to further improve our compliance program and internal controls.
Refer to Note 16 of our Notes to Consolidated Financial Statements under Item 8 of this Form 10-K for further discussion of this subject.
We may continue to experience losses associated with our prior Nigeria based operations which could have a material adverse effect on us.
In February 2007, we completed the sale of our Nigerian operations. In August 2007, we and our subsidiary, Willbros International Services (Nigeria) Limited, entered into a global settlement agreement with Ascot Offshore Nigeria Limited (“Ascot”), the purchaser of our Nigerian operations and Berkeley Group Plc, the purchaser’s parent company (the “Global Settlement Agreement”). Among other matters, the Global Settlement Agreement provided for the payment by us of an amount in full and final settlement of all disputes between Ascot and us related to the working capital adjustment to the closing purchase price under the February 2007 share purchase agreement. In connection with the sale of our Nigerian operations, we also entered into a Transition Services Agreement (the “Transition Services Agreement”), and Ascot delivered a promissory note in our favor.
The Global Settlement Agreement provided for a settlement in the amount of $25.0 million, the amount by which we and Ascot agreed to adjust the closing purchase price downward (the “Settlement Amount”). Under the Global Settlement Agreement, we retained approximately $13.9 million of the Settlement Amount and credited this amount to the account of Ascot for amounts which were due to us under the Transition Services Agreement and promissory note. Our payment of the balance of the Settlement Amount settled (i) any and all obligations and disputes between Ascot and us in relation to the adjustment to the closing purchase price under the share purchase agreement and (ii) all of the parties’ respective rights and obligations under the indemnification provisions of the share purchase agreement, except as provided in the Global Settlement Agreement.
As partial consideration for the parties’ agreement on the Settlement Amount, Ascot secured with a non-Nigerian bank supplemental backstop letters of credit totaling approximately $20.3 million, which backstopped corresponding letter of credit obligations that we had under various contracts taken over by Ascot. All of our letters of credit related to our former operations in Nigeria have expired.
On February 7, 2009, the Transition Services Agreement with Ascot expired according to its terms. We may, however, continue to experience substantial losses or incur significant expenses subsequent to the sale and disposition of our operations and the Global Settlement Agreement. In particular:
•
The same difficulties which led to our leaving Nigeria continue to exist for Ascot, as well as additional challenges, including various financial difficulties that we understand Ascot may from time to time be experiencing. Accordingly, Ascot’s continued willingness and ability to perform our former projects in West Africa continue to be important factors to further reducing our risk profile in Nigeria and elsewhere in West Africa.

•
We issued parent company guarantees to our former clients in connection with the performance of some of our contracts in Nigeria and nearby West Africa locations. Although Ascot assumed the responsibility for completing these projects, our parent company guarantees may remain in force in varying degrees until the projects are completed. Indemnities are in place pursuant to which Ascot and its parent company are obligated to indemnify us for any losses we incur under these parent company guarantees. However, we can provide no assurance that we will be successful in enforcing our indemnity rights. The guarantees include five projects under which we estimated that, at February 7, 2007, there was aggregate remaining contract revenue of approximately $352.1 million and aggregate cost to complete of approximately $293.6 million.

•
In early 2008, we received our first notification asserting various rights under one of our outstanding parent guarantees. On February 1, 2008, Willbros West Africa, Inc. (“WWAI”), the Ascot company performing the West African Gas Pipeline (“WAGP”) contract, received a letter from West African Gas Pipeline Company Limited (“WAPCo”), the owner of WAGP, wherein WAPCo gave written notice alleging that WWAI was in default under the WAGP contract, as amended, and giving WWAI a brief cure period to remedy the alleged default. We understand that WWAI responded by denying being in breach of its WAGP contract obligations, and apparently also advised WAPCo that WWAI “...requires a further $55 million, without which it will not be able to complete the work which it had previously undertaken to perform.” We understand that, on February 27, 2008, WAPCo terminated the WAGP contract for the alleged continuing non-performance of WWAI.

•
In February 2008, we received a letter from WAPCo reminding us of our parent guarantee on the WAGP contract and requesting that we remedy WWAI’s default under that contract, as amended. In February 2009, we received another letter from WAPCo formally demanding that we pay all sums payable in consequence of the non-performance by Ascot with WAPCo and stating that quantification of that amount would be provided sometime in the future when the work was completed. On previous occasions, we have advised WAPCo that, for a variety of legal, contractual, and other reasons, we did not consider our prior WAGP contract parent guarantee to have continued application, and we have reiterated that position to WAPCo. WAPCo disputes our position that we are no longer bound by the terms of our prior parent guarantee of the WAGP contract and has reserved all its rights in that regard.

•
On February 15, 2010, we received a letter from attorneys representing WAPCo seeking to recover from us under our prior WAGP contract parent company guarantee for losses and damages allegedly incurred by WAPCo in connection with the alleged non-performance of WWAI under the WAGP contract. While a proceeding has not been filed in any court, the letter purports to be a formal notice of a claim for purposes of the Pre-Action Protocol for Construction and Engineering Disputes under the rules of the High Court in London, England. The letter claims damages in the amount of approximately $264.8 million, even though the total contract amount, at the time we sold our Nigeria operations, was only $165.3 million.

•
We anticipate that this dispute with WAPCo may result in litigation between WAPCo and us under English law in the London High Court to determine the enforceability, in whole or in part, of our parent company guarantee, which we expect to be a lengthy process. We intend to contest this matter vigorously, but we cannot provide any assurance as to the outcome.

•
We currently have no employees working in Nigeria and we have no intention of returning to Nigeria. If ultimately it is determined by an English Court that we are liable, in whole or in part, for damages that WAPCo may establish against WWAI for WWAI’s alleged non-performance of the WAGP contract, or if WAPCo is able to establish liability against us directly under our parent company guarantee, and, in either case, we are unable to enforce our rights under the indemnity agreement entered into with Ascot in connection with the WAGP contract, we may experience substantial losses. However, management cannot, at this time, predict the outcome of any proceeding which may ensue in this developing WAGP contract dispute, or be certain of the degree to which the indemnity agreement given in our favor by Ascot will protect us.

We have had material weaknesses in our internal control over financial reporting. Failure to maintain effective internal control over financial reporting could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis. As a result, our business, operating results and liquidity could be harmed.
As disclosed in our Annual Reports on Form 10-K for 2007, 2006, 2005 and 2004, management’s assessment of our internal control over financial reporting identified several material weaknesses. These material weaknesses led to the restatement of our previously issued consolidated financial statements for fiscal years 2002 and 2003 and the first three quarters of 2004. We believe that all of these material weaknesses have been successfully remediated. Our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2009 and 2008.
However, our failure to maintain effective internal control over financial reporting could adversely affect our ability to report our financial results on a timely and accurate basis, which could result in a loss of investor confidence in our financial reports or have a material adverse effect on our ability to operate our business or access sources of liquidity. Furthermore, because of the inherent limitations of any system of internal control over financial reporting, including the possibility of human error, the circumvention or overriding of controls and fraud, even effective internal controls may not prevent or detect all misstatements.

Our international operations are subject to political and economic risks of developing countries.
We have operations in the Middle East (Oman and Libya) and anticipate that a portion of our contract revenue will be derived from, and a portion of our long-lived assets will be located in, developing countries.
Conducting operations in developing countries presents significant commercial challenges for our business. A disruption of activities, or loss of use of equipment or installations, at any location in which we have significant assets or operations, could have a material adverse effect on our financial condition and results of operations. Accordingly, we are subject to risks that ordinarily would not be expected to exist to the same extent in the United States, Canada, Australia or Western Europe. Some of these risks include:
•	civil uprisings, terrorism, riots and war, which can make it impractical to continue operations, adversely affect both budgets and schedules and expose us to losses;

•	repatriating foreign currency received in excess of local currency requirements and converting it into dollars or other fungible currency;

•	exchange rate fluctuations, which can reduce the purchasing power of local currencies and cause our costs to exceed our budget, reducing our operating margin in the affected country;

•	expropriation of assets, by either a recognized or unrecognized foreign government, which can disrupt our business activities and create delays and corresponding losses;

•
availability of suitable personnel and equipment, which can be affected by government policy, or changes in policy, which limit the importation of skilled craftsmen or specialized equipment in areas where local resources are insufficient;

•	governmental instability, which can cause investment in capital projects by our potential customers to be withdrawn or delayed, reducing or eliminating the viability of some markets for our services;

•
decrees, laws, regulations, interpretations and court decisions under legal systems, which are not always fully developed and which may be retroactively applied and cause us to incur unanticipated and/or unrecoverable costs as well as delays which may result in real or opportunity costs; and

•	restrictive governmental registration and licensing requirements, which can limit the pursuit of certain business activities.
Our operations in developing countries may be adversely affected in the event any governmental agencies in these countries interpret laws, regulations or court decisions in a manner which might be considered inconsistent or inequitable in the United States, Canada, Japan or Western Europe. We may be subject to unanticipated taxes, including income taxes, excise duties, import taxes, export taxes, sales taxes or other governmental assessments which could have a material adverse effect on our results of operations for any quarter or year.
These risks may result in a material adverse effect on our results of operations.
We may be adversely affected by a concentration of business in a particular country.
Due to a limited number of major projects worldwide, we expect to have a substantial portion of our resources dedicated to projects located in a few countries. Therefore, our results of operations are susceptible to adverse events beyond our control that may occur in a particular country in which our business may be concentrated at that time. Economic downturns in such countries could also have an adverse impact on our operations.
Special risks associated with doing business in highly corrupt environments may adversely affect our business.
Our international business operations may include projects in countries where corruption is prevalent. Since the anti-bribery restrictions of the Foreign Corrupt Practices Act (“FCPA”) make it illegal for us to give anything of value to foreign officials in order to obtain or retain any business or other advantage, we may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence.

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future earnings.
We cannot guarantee that the revenue projected in our backlog will be realized or profitable. Projects may remain in our backlog for an extended period of time. In addition, project cancellations, terminations, or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog and could reduce the dollar amount of our backlog and the revenue and profits that we actually earn. Many of our contracts have termination for convenience provisions in them, in some cases without any provision for penalties or lost profits. Therefore, project terminations, suspensions or scope adjustments may occur from time to time with respect to contracts in our backlog. Finally, poor project or contract performance could also impact our backlog and profits.
Our failure to recover adequately on claims against project owners for payment could have a material adverse effect on us.
We occasionally bring claims against project owners for additional costs exceeding the contract price or for amounts not included in the original contract price. These types of claims occur due to matters such as owner-caused delays or changes from the initial project scope, which result in additional costs, both direct and indirect. These claims can be the subject of lengthy arbitration or litigation proceedings, and it is often difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we may invest significant working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a material adverse impact on our liquidity and financial condition.
Our failure to resolve matters related to a facility construction project termination could have a material adverse impact on us.
On January 13, 2010, TransCanada Pipelines, Ltd. (“TCPL”) notified us that we were in breach of contract and were being terminated for cause immediately on a facility construction contract for seven pump stations in Nebraska and Kansas that was awarded to us in September 2008. At the time of termination, we had completed approximately 91 percent of our scope of work.
Although we have disputed the validity of the termination for cause as well as the contractual procedure followed by TCPL for termination, we have agreed in good faith to cooperate with TCPL in an orderly demobilization and handover of the remaining work. We are working with TCPL to resolve and collect payment on all billed and unbilled amounts owed to us, which, as of December 31, 2009, was approximately $60.9 million. Since then, additional reimbursable costs, including demobilization costs, have been incurred. As of December 31, 2009, the Company is unable to estimate a reserve and as such no reserve has been established.
If this termination for cause is ultimately determined to be valid and enforceable, we could be held liable for any damages resulting from our alleged breach of contract, including but not limited to, incremental costs incurred by TCPL to hire a replacement contractor to complete the remainder of the work as compared to the costs we would have incurred to perform the same scope of work. We would also not be entitled to reimbursement of our demobilization costs. Although we do not believe that we were in breach of contract and will vigorously defend our contract rights, the resolution of this matter could have a material adverse effect on our financial condition or results of operations. For a further discussion of this matter, see Note 16 — Contingencies, Commitments and Other Circumstances to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.
Our business is dependent on a limited number of key clients.
We operate primarily in the oil and gas, refinery, petrochemical and electric power industries, providing services to a limited number of clients. Much of our success depends on developing and maintaining relationships with our major clients and obtaining a share of contracts from these clients. The loss of any of our major clients could have a material adverse effect on our operations. One client is responsible for 49.6 percent of our backlog at December 31, 2009.

Our use of fixed-price contracts could adversely affect our operating results.
A significant portion of our projects is currently performed on a fixed-price basis. Under a fixed-price contract, we agree on the price that we will receive for the entire project, based upon a defined scope, which includes specific assumptions and project criteria. If our estimates of our own costs to complete the project are below the actual costs that we may incur, our margins will decrease, and we may incur a loss. The revenue, cost and gross profit realized on a fixed-price contract will often vary from the estimated amounts because of unforeseen conditions or changes in job conditions and variations in labor and equipment productivity over the term of the contract. If we are unsuccessful in mitigating these risks, we may realize gross profits that are different from those originally estimated and incur reduced profitability or losses on projects. Depending on the size of a project, these variations from estimated contract performance could have a significant effect on our operating results for any quarter or year. In general, turnkey contracts to be performed on a fixed-price basis involve an increased risk of significant variations. This is a result of the long-term nature of these contracts and the inherent difficulties in estimating costs and of the interrelationship of the integrated services to be provided under these contracts, whereby unanticipated costs or delays in performing part of the contract can have compounding effects by increasing costs of performing other parts of the contract.
Percentage-of-completion method of accounting for contract revenue may result in material adjustments that would adversely affect our operating results.
We recognize contract revenue using the percentage-of-completion method on long-term fixed price contracts. Under this method, estimated contract revenue is accrued based generally on the percentage that costs to date bear to total estimated costs, taking into consideration physical completion. Estimated contract losses are recognized in full when determined. Accordingly, contract revenue and total cost estimates are reviewed and revised periodically as the work progresses and as change orders are approved, and adjustments based upon the percentage-of-completion are reflected in contract revenue in the period when these estimates are revised. These estimates are based on management’s reasonable assumptions and our historical experience, and are only estimates. Variation of actual results from these assumptions or our historical experience could be material. To the extent that these adjustments result in an increase, a reduction or an elimination of previously reported contract revenue, we would recognize a credit or a charge against current earnings, which could be material.
Terrorist attacks and war or risk of war may adversely affect our results of operations, our ability to raise capital or secure insurance, or our future growth.
The continued threat of terrorism and the impact of military and other action will likely lead to continued volatility in prices for crude oil and natural gas and could affect the markets for our operations. In addition, future acts of terrorism could be directed against companies operating both outside and inside the United States. Further, the U.S. government has issued public warnings that indicate that pipelines and other energy assets might be specific targets of terrorist organizations. These developments may subject our operations to increased risks and, depending on their ultimate magnitude, could have a material adverse effect on our business.
Our operations are subject to a number of operational risks.
Our business operations include pipeline construction, fabrication, pipeline rehabilitation services and construction and turnaround and maintenance services to refiners and petrochemical facilities. These operations involve a high degree of operational risk. Natural disasters, adverse weather conditions, collisions and operator error could cause personal injury or loss of life, severe damage to and destruction of property, equipment and the environment, and suspension of operations. In locations where we perform work with equipment that is owned by others, our continued use of the equipment can be subject to unexpected or arbitrary interruption or termination.
The occurrence of any of these events could result in work stoppage, loss of revenue, casualty loss, increased costs and significant liability to third parties.

The insurance protection we maintain may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. An enforceable claim for which we are not fully insured could have a material adverse effect on our financial condition and results of operations. Moreover, we may not be able to maintain adequate insurance in the future at rates that we consider reasonable.
Our goodwill may become impaired.
We have a substantial amount of goodwill following our acquisitions of InServ, Midwest and Wink. At least annually, we evaluate our goodwill for impairment based on the fair value of each operating unit. This estimated fair value could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels or ability to perform at levels that were forecasted. These changes could result in an impairment that would require a material non-cash charge to our results of operations. A significant decrease in expected cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. We will continue to monitor the carrying value of our goodwill. Although we did not record an impairment with respect to our Downstream Oil & Gas segment at December 31, 2009, for purposes of that evaluation, our estimated fair value of that segment only exceeded its carrying value by 1.0 percent. For further discussion, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Impairment of Long-Lived Assets included in this Form 10-K.
We may become liable for the obligations of our joint ventures and our subcontractors.
Some of our projects are performed through joint ventures with other parties. In addition to the usual liability of contractors for the completion of contracts and the warranty of our work, where work is performed through a joint venture, we also have potential liability for the work performed by our joint ventures. In these projects, even if we satisfactorily complete our project responsibilities within budget, we may incur additional unforeseen costs due to the failure of our joint ventures to perform or complete work in accordance with contract specifications.
We act as prime contractor on a majority of the construction projects we undertake. In our capacity as prime contractor and when acting as a subcontractor, we perform most of the work on our projects with our own resources and typically subcontract only such specialized activities as hazardous waste removal, nondestructive inspection and catering and security. However, with respect to EPC and other contracts, we may choose to subcontract a substantial portion of the project. In the construction industry, the prime contractor is normally responsible for the performance of the entire contract, including subcontract work. Thus, when acting as a prime contractor, we are subject to the risk associated with the failure of one or more subcontractors to perform as anticipated.
Governmental regulations could adversely affect our business.
Many aspects of our operations are subject to governmental regulations in the countries in which we operate, including those relating to currency conversion and repatriation, taxation of our earnings and earnings of our personnel, the increasing requirement in some countries to make greater use of local employees and suppliers, including, in some jurisdictions, mandates that provide for greater local participation in the ownership and control of certain local business assets. In addition, we depend on the demand for our services from the oil and gas, refinery, petrochemical and power industries, and, therefore, our business is affected by changing taxes, price controls and laws and regulations relating to these industries generally. The adoption of laws and regulations by the countries or the states in which we operate that are intended to curtail exploration and development drilling for oil and gas or the development of electric power generation facilities for economic and other policy reasons, could adversely affect our operations by limiting demand for our services.
Our operations are also subject to the risk of changes in laws and policies which may impose restrictions on our business, including trade restrictions, which could have a material adverse effect on our operations. Other types of governmental regulation which could, if enacted or implemented, adversely affect our operations include:
•	expropriation or nationalization decrees;

•	confiscatory tax systems;

•	primary or secondary boycotts directed at specific countries or companies;

•	embargoes;

•	extensive import restrictions or other trade barriers;

•	mandatory sourcing and local participation rules;

•	stringent local registration or ownership requirements;

•	oil, gas or electric power price regulation;

•	unrealistically high labor rate and fuel price regulation; and

•	registration and licensing requirements.
Our future operations and earnings may be adversely affected by new legislation, new regulations or changes in, or new interpretations of, existing regulations, and the impact of these changes could be material.
Our strategic plan relies in part on acquisitions to sustain our growth. Acquisitions of other companies present certain risks and uncertainties.
Our strategic plan involves growth through, among other things, the acquisition of other companies. Such growth involves a number of risks, including:
•	inherent difficulties relating to combining previously separate businesses;

•	diversion of management’s attention from ongoing day-to-day operations;

•	the assumption of liabilities of an acquired business, including both foreseen and unforeseen liabilities;

•	failure to realize anticipated benefits, such as cost savings and revenue enhancements;

•	potentially substantial transaction costs associated with business combinations;

•	difficulties relating to assimilating the personnel, services and systems of an acquired business and to integrating marketing, contracting, commercial and other operational disciplines;

•	difficulties in applying and integrating our system of internal controls to an acquired business; and

•	failure to retain key or essential employees or customers of, or any government contracts held by, an acquired business.
In addition, we can provide no assurance that we will continue to locate suitable acquisition targets or that we will be able to consummate any such transactions on terms and conditions acceptable to us. Acquisitions may bring us into businesses we have not previously conducted and expose us to additional business risks that are different than those we have traditionally experienced.
Our operations expose us to potential environmental liabilities.
Our U.S. and Canadian operations are subject to numerous environmental protection laws and regulations which are complex and stringent. We regularly perform work in and around sensitive environmental areas, such as rivers, lakes and wetlands. Significant fines and penalties may be imposed for non-compliance with environmental laws and regulations, and some environmental laws provide for joint and several strict liabilities for remediation of releases of hazardous substances, rendering a person liable for environmental damage, without regard to negligence or fault on the part of such person. In addition to potential liabilities that may be incurred in satisfying these requirements, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. These laws and regulations may expose us to liability arising out of the conduct of operations or conditions caused by others, or for our acts which were in compliance with all applicable laws at the time these acts were performed.
We own and operate several properties in the United States and Canada that have been used for a number of years for the storage and maintenance of equipment and upon which hydrocarbons or other wastes may have been disposed or released. Any release of substances by us or by third parties who previously operated on these properties may be subject to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), the Resource Compensation and Recovery Act (“RCRA”), and analogous state, provincial or local laws. CERCLA imposes joint and several liabilities, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of hazardous substances into the environment, while RCRA governs the generation, storage, transfer and disposal of hazardous wastes. Under such laws, we could be required to remove or remediate previously disposed wastes and clean up contaminated property. This could have a significant impact on our future results.

Our operations outside of the United States and Canada are oftentimes potentially subject to similar governmental or provincial controls and restrictions relating to the environment.
We are unable to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact our business segments.
Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” may be contributing to warming of the earth’s atmosphere. As a result, there have been a variety of regulatory developments, proposals or requirements and legislative initiatives that have been introduced in the United States (as well as other parts of the world) that are focused on restricting the emission of carbon dioxide, methane and other greenhouse gases. Although we are unable to predict how such legislation or regulations would impact our business and operations, it is possible that such future laws and regulations could result in increasing our compliance costs or additional operating restrictions as well as our customers and could adversely affect the demand for some of our services. For a further discussion, see Items 1 and 2 — Business and Properties — Global Warming and Climate Change.
Our industry is highly competitive, which could impede our growth.
We operate in a highly competitive environment. A substantial number of the major projects that we pursue are awarded based on bid proposals. We compete for these projects against government-owned or supported companies and other companies that have substantially greater financial and other resources than we do. In some markets, there is competition from national and regional firms against which we may not be able to compete on price. Our growth may be impacted to the extent that we are unable to successfully bid against these companies. The global recession has intensified competition in the industries in which we operate as our competitors in these industries pursue reduced work volumes. Our competitors may have lower overhead cost structures, greater resources or other advantages and, therefore, may be able to provide their services at lower rates than ours or elect to place bids on projects that drive down margins to lower levels than we would accept.
Our operating results could be adversely affected if our non-U.S. operations became taxable in the United States.
If any income earned before the Company’s change of domicile in March 2009 by Willbros Group, Inc. or its non-U.S. subsidiaries from operations outside the United States constituted income effectively connected with a U.S. trade or business, and as a result became taxable in the United States, our consolidated operating results could be materially and adversely affected.
We are dependent upon the services of our executive management.
Our success depends heavily on the continued services of our executive management. Our management team is the nexus of our operational experience and customer relationships. Our ability to manage business risk and satisfy the expectations of our clients, stockholders and other stakeholders is dependent upon the collective experience and relationships of our management team. We do not maintain key man life insurance for these individuals. The loss or interruption of services provided by one or more of our senior officers could adversely affect our results of operations.
RISKS RELATED TO OUR COMMON STOCK
Our common stock, which is listed on the New York Stock Exchange, has from time to time experienced significant price and volume fluctuations. These fluctuations are likely to continue in the future, and you may not be able to resell your shares of common stock at or above the purchase price paid by you.

The market price of our common stock may change significantly in response to various factors and events beyond our control, including the following:
•	the risk factors described in this Item 1A;

•	a shortfall in operating revenue or net income from that expected by securities analysts and investors;

•	changes in securities analysts’ estimates of our financial performance or the financial performance of our competitors or companies in our industry generally;

•	general conditions in our customers’ industries; and

•	general conditions in the securities markets.
Our certificate of incorporation and bylaws may inhibit a takeover, which may adversely affect the performance of our stock.
Our certificate of incorporation and bylaws may discourage unsolicited takeover proposals or make it more difficult for a third party to acquire us, which may adversely affect the price that investors might be willing to pay for our common stock. For example, our certificate of incorporation and bylaws:
•	provide for a classified board of directors, which allows only one-third of our directors to be elected each year;

•	deny stockholders the ability to take action by written consent;

•	establish advance notice requirements for nominations for election to our Board of Directors and business to be brought by stockholders before any meeting of the stockholders;

•	provide that special meetings of stockholders may be called only by our Board of Directors, Chairman, Chief Executive Officer or President; and

•	authorize our Board of Directors to designate the terms of and issue new series of preferred stock.
Future sales of our common stock may depress our stock price.
Sales of a substantial number of shares of our common stock in the public market or otherwise, either by us, a member of management or a major stockholder, or the perception that these sales could occur, may depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.
In the event we issue stock as consideration for certain acquisitions, we may dilute share ownership.
We grow our business organically as well as through acquisitions. One method of acquiring companies or otherwise funding our corporate activities is through the issuance of additional equity securities. If we do issue additional equity securities, such issuances may have the effect of diluting our earnings per share as well as our existing stockholders’ individual ownership percentages in our company.

Our prior sale of common stock, warrants and convertible notes, and our outstanding warrants and convertible notes may lead to further dilution of our issued and outstanding stock.
In November 2007, we completed an underwritten public offering of 7,906,250 shares of our common stock. In October 2006, we sold 3,722,360 shares of our common stock and warrants to purchase an additional 558,354 shares (of which, warrants to purchase 536,925 shares of common stock remained outstanding at December 31, 2009). The issuance of warrants and the prior issuance of $70.0 million in aggregate principal amount of our 2.75% Convertible Senior Notes due 2024 (the “2.75% Notes”) and $84.5 million of our 6.5% Senior Convertible Notes due 2012 (the “6.5% Notes”) may cause a significant increase in the number of shares of common stock currently outstanding. In May 2007, we induced the conversion of approximately $52.5 million in aggregate principal amount of our outstanding 6.5% Notes into a total of 2,987,582 shares of our common stock. In addition, certain holders have exercised their right to convert the 2.75% Notes, converting approximately $10.6 million in aggregate principal amount of the 2.75% Notes into 546,633 shares of our common stock as of December 31, 2009. As of December 31, 2009, 3,048,641 shares of common stock are issuable upon conversion of approximately $59.4 million in aggregate principal amount of the 2.75% Notes and 1,825,587 shares of common stock are issuable upon conversion of approximately $32.1 million in aggregate principal amount of the 6.5% Notes. If we elect to induce the conversion of additional convertible notes or holders elect to convert additional convertible notes, there may be a significant increase in the number of shares of our common stock outstanding.
Our authorized shares of common stock consist of 70 million shares. The issuance of additional common stock or securities convertible into our common stock would result in further dilution of the ownership interest in us held by existing stockholders. We are authorized to issue, without stockholder approval, one million shares of preferred stock, which may give other stockholders dividend, conversion, voting and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock. While our Board of Directors has no present intention of issuing any such preferred stock, it reserves the right to do so in the future.

Item 1B.	Unresolved Staff Comments
None.

Item 3.	Legal Proceedings
We are a party to a number of legal proceedings. We believe that the nature and number of these proceedings are typical for a company of our size engaged in our type of business and that none of these proceedings will result in a material adverse effect on our business, results of operations or financial condition.

Item 4.	Reserved

Item 4A.	Executive Officers of the Registrant
The following table sets forth information regarding our executive officers. Officers are elected annually by, and serve at the discretion of, our Board of Directors.

Name	Age	Position(s)

Robert R. Harl	59	Director, President, Chief Executive Officer and Chief Operating Officer

Van A. Welch	55	Senior Vice President and Chief Financial Officer

Jerrit M. Coward	41	Senior Vice President and President of Upstream Oil & Gas

Clayton W. Hughes	52	Senior Vice President and President of Downstream Oil & Gas
Robert R. Harl was elected to the Board of Directors and President and Chief Operating Officer of Willbros Group, Inc. in January 2006 and as Chief Executive Officer in January 2007. Mr. Harl has over 30 years experience working with Kellogg Brown & Root, a global engineering, construction and services company (“KBR”), and its subsidiaries in a variety of officer capacities, serving as President of several of KBR’s business units. Mr. Harl’s experience includes executive management responsibilities for units serving both upstream and downstream oil and gas sectors as well as power, governmental and infrastructure sectors. He was President and Chief Executive Officer of KBR from March 2001 until July 2004 when he was appointed Chairman, a position he held until January 2005. KBR filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in December 2003 in order to discharge certain asbestos and silica personal injury claims. The order confirming KBR’s plan of reorganization became final in December 2004, and the plan of reorganization became effective in January 2005. Mr. Harl was engaged as a consultant to Willbros from August 2005 until he became an executive officer and member of the Board of Directors of Willbros in January 2006.
Van A. Welch joined Willbros in 2006 as Senior Vice President, Chief Financial Officer and Treasurer of Willbros Group, Inc.; he served as Treasurer until September 2007. Mr. Welch has over 28 years experience in project controls, administrative and finance positions with KBR, a global engineering, construction and services company, and its subsidiaries, serving in his last position as Vice President — Finance and Investor Relations and as a member of KBR’s executive leadership team. From 1998 to 2006, Mr. Welch held various other positions with KBR including Vice President, Accounting and Finance of the Engineering and Construction Division, Vice President, Accounting and Finance of Onshore Operations and Senior Vice President of Shared Services. Mr. Welch is a Certified Public Accountant.
Jerrit M. Coward joined Willbros in 2002 as a Project Manager, and assumed full operations responsibility for our Nigerian operations in 2005, overseeing the discontinuation and sale of our Nigerian interests. He was promoted to President of our Upstream Oil & Gas segment in January 2008 and also currently serves as a Senior Vice President. Prior to joining Willbros, he worked for Global Industries as Project Manager, Operations Manager and Commercial Manager. He has held foreign assignments in Nigeria and Mexico as well as executing international projects in various other countries. He has worked his entire professional career in the oil and gas construction industry. Mr. Coward is a graduate of Texas A&M University at Galveston with a Bachelor of Science in Maritime Systems Engineering.
Clayton W. Hughes joined Willbros in November 2007 as Senior Vice President of our Downstream Oil & Gas business unit, InServ. In 2009, he was promoted to President of the Downstream Oil & Gas segment and also currently serves as a Senior Vice President. Mr. Hughes’ tenure with InServ began in 1995 when he joined one of the Cust-O-Fab companies as a Senior Manager and transitioned to InServ in 2002. Mr. Hughes started his career with Texaco and has had a variety of managerial positions with industrial construction companies. He has over 29 years experience working in the downstream oil and gas construction, manufacturing, turnaround and maintenance industries. Mr. Hughes is a graduate of the University of Arkansas with a Bachelor of Science in Civil Engineering.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock commenced trading on the New York Stock Exchange on August 15, 1996, under the symbol “WG.” The following table sets forth the high and low sale prices per share of our common stock as reported by the New York Stock Exchange for the periods indicated:

	High	Low
For the year ended December 31, 2009:
First Quarter	$11.64	$5.85
Second Quarter	17.01	9.21
Third Quarter	15.58	10.78
Fourth Quarter	18.11	12.59

For the year ended December 31, 2008:
First Quarter	$39.97	$27.85
Second Quarter	47.93	30.29
Third Quarter	44.30	22.25
Fourth Quarter	26.25	5.38
Substantially all of our stockholders maintain their shares in “street name” accounts and are not, individually, stockholders of record. As of March 5, 2010, our common stock was held by 100 holders of record and an estimated 7,900 beneficial owners.
Dividend Policy
Since 1991, we have not paid any cash dividends on our capital stock, except dividends in 1996 on our outstanding shares of preferred stock, which were converted into shares of common stock on July 15, 1996. We anticipate that we will retain earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Our 2007 Credit Facility prohibits us from paying cash dividends on our common stock.
Issuer Purchases of Equity Securities
The following table provides information about purchases of our common stock by us during the fourth quarter of 2009:

				Maximum
			Total Number	Number (or
			of Shares	Approximate
			Purchased as	Dollar Value) of
			Part of	Shares That May
			Publicly	Yet Be
	Total Number	Average	Announced	Purchased
	of Shares	Price Paid	Plans or	Under the Plans
	Purchased(1)	Per Share(2)	Programs	or Programs

October 1, 2009 — October 31, 2009	2,916	$13.14	—	—
November 1, 2009 — November 30, 2009	6,849	16.53	—	—
December 1, 2009 — December 31, 2009	27,034	16.87	—	—

Total	36,799	$16.51	—	—

(1)
Represents shares of common stock acquired from certain of our officers and key employees under the share withholding provisions of our 1996 Stock Plan for the payment of taxes associated with the vesting of shares of restricted stock granted under such plan.

(2)	The price paid per common share represents the closing sales price of a share of our common stock as reported by the New York Stock Exchange on the day that the stock was acquired by us.

Item 6.	Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007	2006	2005(1)
Statement of Operations Data:
Contract revenue	$1,259,818	$1,912,704	$947,691	$543,259	$294,479
Operating expenses:
Contract (2)	1,115,094	1,650,156	845,743	496,271	272,753
Amortization of intangibles(2)	6,515	10,420	794	—	—
General and administrative(2)	88,133	120,031	68,071	58,054	46,837
Goodwill impairment	—	62,295	—	—	—
Other charges	12,694	—	—	—	—
Government fines	—	—	22,000	—	—

Operating income (loss)	37,382	69,802	11,083	(11,066)	(25,111)
Interest expense, net	(8,328)	(9,032)	(6,055)	(11,820)	(6,096)
Other income (expense)	820	7,883	(3,477)	569	742
Loss on early extinguishment of debt	—	—	(15,375)	—	—

Income (loss) from continuing operations before income taxes	29,874	68,653	(13,824)	(22,317)	(30,465)
Provision for income taxes	8,737	25,942	14,503	2,308	1,668

Income (loss) from continuing operations	21,137	42,711	(28,327)	(24,625)	(32,133)
Income (loss) from discontinued operations net of provision for income taxes	(1,497)	2,757	(21,414)	(83,402)	(8,319)

Net income (loss)	19,640	45,468	(49,741)	(108,027)	(40,452)
Less: Income attributable to noncontrolling interest	(1,817)	(1,836)	(2,210)	(1,036)	(651)

Net income (loss) attributable to Willbros Group, Inc.	$17,823	$43,632	$(51,951)	$(109,063)	$(41,103)

Reconciliation of net income attributable to Willbros Group, Inc.
Income (loss) from continuing operations	$19,320	$40,875	$(30,537)	$(25,661)	$(32,784)
Income (loss) from discontinued operations	(1,497)	2,757	(21,414)	(83,402)	(8,319)

Net income (loss) attributable to Willbros Group, Inc.	$17,823	$43,632	$(51,951)	$(109,063)	$(41,103)

Basic income (loss) per share attributable to Company shareholders:
Continuing operations	$0.50	$1.07	$(1.04)	$(1.14)	$(1.54)
Discontinued operations	(0.04)	0.07	(0.73)	(3.72)	(0.39)

Net income (loss)	$0.46	$1.14	$(1.77)	$(4.86)	$(1.93)

Diluted income (loss) per share attributable to Company shareholders:
Continuing operations	$0.50	$1.05	$(1.04)	$(1.14)	$(1.54)
Discontinued operations	(0.04)	0.07	(0.73)	(3.72)	(0.39)

Net income (loss)	$0.46	$1.12	$(1.77)	$(4.86)	$(1.93)

Cash Flow Data:
Cash provided by (used in):
Operating activities	$53,867	$191,748	$(15,793)	$(102,587)	$(36,786)
Investing activities	(34,036)	(11,725)	(150,601)	33,373	(36,964)
Financing activities	(35,056)	(60,044)	219,340	50,785	56,499
Effect of exchange rate changes	6,135	(5,001)	2,297	139	17
Balance Sheet Data (at period end):
Cash and cash equivalents	$198,774	$207,864	$92,886	$37,643	$55,933
Working capital	297,294	280,441	202,296	171,616	205,447
Total assets	728,378	787,344	778,391	580,654	497,897
Total liabilities	240,383	343,209	375,666	478,830	340,412
Total debt	104,037	120,514	141,578	149,697	117,162
Stockholders’ equity	487,995	444,135	402,725	101,824	157,485
Other Financial Data (excluding discontinued operations):
Backlog (at period end) (3)	$391,742	$655,494	$1,305,441	$602,272	$240,373
Capital expenditures, excluding acquisitions	13,107	53,048	74,548	23,481	18,706
EBITDA (4)	77,245	183,047	10,696	897	(13,332)
Number of employees (at period end):	3,714	6,512	5,475	4,156	2,519

(1)	These amounts have been changed retrospectively to reflect the classification of discontinued operations in our Form 8-K filed on December 12, 2006.

(2)
Historically, we have shown depreciation and amortization as a separate line item on our Consolidated Statements of Operations. Effective for the fiscal year ended December 31, 2007, depreciation and amortization related to operating activities is included in Contract and depreciation and amortization related to general and administrative activities is included General and Administrative (“G&A”). This change in presentation was made to bring our presentation of financial results in line with our peers and provide greater comparability of its results within the industry.

(3)	Backlog is anticipated contract revenue from uncompleted portions of existing contracts and contracts whose award is reasonably assured.

(4)
EBITDA from continuing operations represents earnings from continuing operations before net interest, income taxes, depreciation and amortization and impairment of intangible assets. EBITDA from continuing operations is not intended to represent cash flows for the respective period, nor has it been presented as an alternative to operating income from continuing operations as an indicator of operating performance. It should not be considered in isolation or as a substitute for measures of performance prepared in accordance with accounting principles generally accepted in the United States. See our Consolidated Statements of Cash Flows in our Consolidated Financial Statements included elsewhere in this Form 10-K. EBITDA from continuing operations is included in this Form 10-K because it is one of the measures through which we assess our financial performance. EBITDA from continuing operations as presented may not be comparable to other similarly titled measures used by other companies. A reconciliation of EBITDA from continuing operations to GAAP financial information is provided in the table below.

	Year Ended December 31,
	2009	2008	2007	2006	2005
Reconciliation of non-GAAP financial measure:
Income (loss) from continuing operations attributable to Willbros Group, Inc.	$19,320	$40,875	$(30,537)	$(25,661)	$(32,784)
Interest expense, net	8,328	9,032	6,055	11,820	6,096
Provision for income taxes	8,737	25,942	14,503	2,308	1,668
Depreciation and amortization	40,860	44,903	20,675	12,430	11,688
Goodwill impairment	—	62,295	—	—	—

EBITDA from continuing operations	$77,245	$183,047	$10,696	$897	$(13,332)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (In thousands, except share and per share amounts or unless otherwise noted)
The following discussion should be read in conjunction with the consolidated financial statements for the years ended December 31, 2009, 2008 and 2007, included in Item 8 of this Form 10-K.
OVERVIEW
2009 Summary
2009 financial results from continuing operations were revenue — $1,259,818, net income - $19,320 and earnings per diluted share — $0.50. While we reported another profitable year, the results are lower than we had originally expected for 2009. Market conditions were more unfavorable than originally projected and contributed to persistent downward margin pressure. The combination of lower earnings attributable to the economic recession, significant charges required to implement cost reduction initiatives and our decision to retain people and equipment to position the Company for an expected upturn in 2010, resulted in realized earnings below our original early 2009 expectations, especially in the last half of the year.
Some of the factors contributing to lower than anticipated 2009 financial results were:
•
Cost reduction initiatives started at year-end 2008 to resize and realign the Company for the changing market conditions were offset by a positive view of near-term market opportunities resulting in the retention of certain resources. In addition, to achieve these cost reductions the Company incurred additional “other charges” totaling $12,694 comprised of severance, accelerated stock vesting and lease abandonment charges.

•
As part of our strategy to diversify geographically and expand our service offerings, we evaluated and pursued various acquisition opportunities, incurring charges of $2,499. For various reasons, we elected to cease our pursuit of several companies; however, we were successful in acquiring the engineering business of Wink Companies, LLC (“Wink”) in July 2009 to fulfill our downstream EPC strategy objective.

•
In the fourth quarter of 2009, we incurred costs of $2,582 related to the Deferred Prosecution Agreement (“DPA”) entered into in 2008 as part of the settlement of our Foreign Corrupt Practices Act (“FCPA”) violations. These costs are associated with the Department of Justice monitor who was appointed on September 25, 2009. See Note 16 — Contingencies, Commitments and Other Circumstances in Item 8 of this Form 10-K for additional information.

These three items taken together represent a pre-tax charge of $17,775 and an after tax charge of $12,230 to net income ($0.31 loss per share).
Most of our 2009 profit was recognized in the first half of 2009; net income from continuing operations for the first six months was $25,897 and diluted earnings per share was $0.66. These favorable results were achieved by working off our 2008 year-end backlog, mainly large diameter pipeline projects in the United States and Canada; and successfully completing a new large diameter pipeline project — the Texas Independence Pipeline project (“TIPS”). The award of the Fayetteville Express Pipeline project (“FEP”) contract in the third quarter coupled with over $1 billion of U.S. pipeline bids that we continue to actively pursue, solidified our decision to retain idle large diameter pipeline equipment and personnel resources. This decision impacted the fourth quarter 2009 continuing operations financial results, contributing to a loss of $8,260 or loss per share of $0.21.
Although 2009 was a more difficult year than expected for both us and our customers, we made significant progress in several areas during 2009. As part of our commitment to managing Willbros based on our values, we have made a substantial commitment to place the “best people in the right job.” We have approached this task from the top-down. Over the past year, we have strengthened our overall senior management group by hiring Rich Cellon to lead the development of our government services business and Kevin Fleury to manage our Canada business. Mr. Cellon, a retired U.S. Navy Rear Admiral, brings over 30 years of U.S. government leadership experience in facilities management, construction, and procurement, as well as contingency operations. Mr. Fleury has over 30 years of western Canadian oilfield services experience, including his most recent position as the CEO and president of a large Canadian energy services company. Additionally, we have placed new business unit presidents in our Upstream Engineering and U.S. Construction businesses and created and staffed two new corporate executive positions — Senior Vice President Project Management to further enhance the profitable execution of our projects, and Chief Compliance Officer to ensure adherence with our policies and procedures and identify areas of risk requiring additional controls. We believe that we are making steady progress in placing the best people in the right job.

We achieved several other noteworthy accomplishments in 2009. We successfully executed several major pipeline projects; redomiciled the Company from Panama to the United States; acquired Wink; added backlog late in the year for 2010 execution; finalized and executed an alliance agreement with NiSource; and invested in the continued development of our strategic initiatives relating to government services and international growth; all while many of our customers were reducing capital investment and tightening service budgets. We have made significant progress despite a difficult market environment.
2010 Outlook
In the third quarter of 2009, we communicated an increased optimism for 2010 based on several internal factors positively affecting our visibility and outlook for the coming year. These factors included adding significant backlog in both of our segments for the first time in five quarters; improving our visibility and assessment of the U.S. pipeline construction activity expected for the period of 2010 through 2012; recognizing the potential upside from our long-term alliance arrangement with NiSource; acknowledging a significant increase in bidding and proposal activity across all service offerings; and anticipating the positive impact from our efforts to reduce our costs while positioning the Company for the future.
As we look at the market in 2010 and beyond, we see external factors which support this heightened optimism that we have weathered the storm and better times are ahead. Questions remain, however, as to the magnitude of the near-term improvement in 2010 and the timing of new capital projects. In our Downstream Oil & Gas segment, we continue to see restrained capital spending as a result of poor current refining/petrochemical sector profitability and a consensus negative future near-term outlook projected until domestic product demand increases and asset utilization improves. However, on the positive side, our customers have budgeted funds to complete previously deferred maintenance activities. Our Downstream Oil & Gas segment has approximately $80,000 of backlog on December 31, 2009 relating to refinery turnaround services to be worked off in 2010. Also, our Downstream Oil & Gas segment’s new engineering business unit (Wink) has provided us with an expanded customer base and is actively involved in bidding and proposing small capital projects that provide quick cash paybacks. Turnaround services are expected to drive improved Downstream Oil & Gas segment operating results in 2010, and small capital projects, when they materialize, should provide some opportunity for margin expansion.
In 2010, our Upstream Oil & Gas segment is projected to have similar results to last year, characterized by significant sequential quarter variances caused by the unevenness of large diameter pipeline construction activity. These quarterly variances are likely to be further amplified by our customers returning to historic norms of reducing activity levels during the higher weather risk winter months. As previously discussed, we expect to incur a loss in the first quarter of 2010 largely as a result of underutilized pipeline construction and field service people and equipment resources in the U.S. and Canada. The following three quarters are expected to be improved over the anticipated first quarter results. Several factors are expected to contribute to this return to profitability, including the start-up of the FEP project in the U.S. early in the second quarter, the anticipated increase in oil-sands field service activity and improved performance of our Upstream engineering business unit.
Our level of profitability in 2010 and beyond will be dependent on several external factors outside of our control. Some of the key external factors that will determine the level of activity in the energy infrastructure sector are as follows:
•
Projected GDP growth. 2.0 percent in 2010 and 2.7 percent in 2011 in the U.S. versus a 2.6 percent decline in 2009; while globally, GDP is projected to grow by 2.5 percent in 2010 and 3.7 percent in 2011. Global economic growth, as measured by GDP, is a key driver of energy demand and the associated infrastructure needed to develop, process, and transport energy. The pace and tenor of GDP growth is likely to be a key factor in new infrastructure investment decisions.

•
Improved commodity prices. Crude oil averaged $62 per barrel in 2009 based on West Texas Intermediate (“WTI”) pricing and is expected to increase to nearly $80 per barrel through 2011. Natural gas prices remain depressed relative to oil prices due to an excess of supply versus demand. Natural gas averaged $4.06 per MMBTU in 2009 based on Henry Hub prices and is expected to increase to $5.36 per MMBTU in 2010 and $6.12 per MMBTU in 2011 (source: Energy Information Administration — Short term Energy Outlook dated January 12, 2010).

•
Timing of investments. Significant energy infrastructure investment will be required to develop new natural gas industrial and electricity demand sources (new power plant build-out, natural gas as transportation fuel) or other potential demand drivers utilizing natural gas production from the unconventional gas shale plays. Also, the yet to be determined outcome of decisions on the investment level for domestic electricity sources other than natural gas (nuclear, clean-coal and renewables), could pull demand away from natural gas.

•
Legislative uncertainty in the United States. Cap and trade, health care, environmental regulations, capital availability and potential tax increases are impacting our customers’ capital expenditure decisions, particularly with regard to the timing of new investments. Energy policy, in general, will clearly impact the timing and extent of energy infrastructure investment. While natural gas appears to be well positioned to benefit from trends toward clean, efficient and domestically produced fuels, government support for alternative energy sources, be it wind, solar or nuclear, may impact demand for natural gas.

•
Excess domestic refinery capacity. Current refinery utilization is less than 80 percent and a moderate improvement to 83 percent is expected in the 2010-2011 time period. Excess capacity exists that is slowly being reviewed and eliminated, primarily the older, cost inefficient refineries.

These external factors will likely create uncertainty in the timing of heightened infrastructure investment, the timing of margin improvements resulting from better pricing and the level of asset utilization during 2010.
Many of our customers share the view that the domestic energy market is improving, but remain cautious in predicting the timing and level of the expected market improvement to be realized in 2010. In the near-term, the upstream sector is expected to benefit from positive factors such as increases in rig count in North America as well as projected increases in oil demand in developing global markets; offset by uncertain natural gas activity responding to oversupplied worldwide markets. In the downstream sector, the views are considerably less favorable as sharp declines in crack spreads and regulatory uncertainty negatively impact the refining industry in the near-to-long-term. However, in the long-term, confidence remains that increased spending will be necessary to meet global demand.
Although, uncertainty remains in the market place, we believe it is at a lower level than one year ago. During the past year, we have focused on creating a more flexible business model for Willbros that is scalable in both an expanding and contracting market. We accomplished this by remaining focused on the low-risk North American market; expanding the breadth of our service offering; and creating financial flexibility by building a cash reserve and retaining our borrowing capacity under our existing credit facility. Our financial flexibility remains intact with a year-end cash balance of $198,774, short-term investments of $16,559 and unused borrowing capacity under our credit facility of $50,000. In addition, we have focused on improving our processes and procedures relative to project management, project controls and information flow to enable the Company to execute better on an expected increased volume of fixed-price, competitively bid projects.
It is the uncertainty around the short-term external factors that makes 2010 difficult to predict and precisely why over the past couple years, we focused on implementing a more flexible business model. This model has allowed us the flexibility to consider investment in growth opportunities and to retain resources while aggressively expanding our business development function, rather than waiting until after the markets improve. It also allows us to scale the business down should market events warrant this action. In the long term, we are confident significant investment will be made over many years in energy infrastructure and we believe Willbros is properly positioned to take advantage of this build-out and our strategy will provide significant upside opportunities.
Our Strategy
As expanded upon in detail in Items 1 and 2 — Business and Properties of this Form 10-K, our vision is to be a leading provider to the global infrastructure and government services markets of diversified professional construction and maintenance solutions addressing the entire asset lifecycle. Adherence to our values of safety, honesty and integrity, our people, our customers, superior financial performance, vision and innovation and effective communication will guide us in the execution of our strategy which consists of the following:
•	Focusing on managing risk;
•	Leveraging our industry position and reputation into a broader service offering;

•	Maintaining financial flexibility; and
•	Leveraging our core service expertise into additional full EPC contracts.
Successfully executing our strategy will ensure that we not only are well positioned to address the challenges of 2010, but also are positioned for success and to drive shareholder value for years to come.
Significant Developments
Completion of Several Large Diameter Pipeline Projects
•	Texas Independence Pipeline (TIPS) that commenced in March 2009 and consisted of 143 miles of 42-inch pipeline construction from Minden, Texas to Maypearl, Texas and reached completion in August 2009.
•
Midcontinent Express Pipeline (MEP) that commenced in late 2008 and consisted of 179 miles of 42-inch pipeline construction in and through the states of Texas and Louisiana and reached mechanical completion in April 2009.

•
Alberta Clipper that commenced in August 2008 and consisted of 62 miles of 36-inch pipeline construction from Hardisty, Alberta, Canada to Kerrobert, Saskatchewan, Canada and reached mechanical completion in August 2009.

2010 Large Diameter Pipeline Award
In September 2009, we were awarded the construction contract for spreads three and four of the Fayetteville Express Pipeline project (FEP). The approximately 185-mile natural gas pipeline will originate in Conway County, Arkansas, continue eastward through White County, Arkansas, and terminate at an interconnect with Trunkline Gas Company in Panola County, Mississippi. FEP will parallel existing utility corridors, where possible, to minimize the impact to the environment, communities and landowners. FEP is a joint venture between Energy Transfer Partners, L.P. and Kinder Morgan Energy Partners, L.P. Our scope of work includes 120 miles of 42-inch pipeline, beginning near Bald Knob, Arkansas and ending at the Trunkline interconnection. The project is expected to begin construction in April 2010 and be completed in September 2010. The award of this project contributed to backlog of $391,742 as of year-end 2009.
Change in Corporate Domicile
On March 3, 2009, we changed our corporate domicile from Panama to Delaware. We believe the change of corporate domicile will facilitate our business strategies, improve our access to U.S. capital markets and funding, improve our strategic flexibility, expand our access to U.S. government and private sector contracts, and enhance our operational focus.
Service and Geographic Diversification
On July 9, 2009, we acquired the engineering business of Wink Companies, LLC., a privately-held firm based in Baton Rouge, Louisiana. Wink serves primarily the U.S. market from its regional office in Louisiana, providing multi-disciplined engineering services to clients in the petroleum refining, chemicals and petrochemicals and oil and gas industries. This acquisition completed our Downstream Oil & Gas integrated service offering, enabling us to provide full EPC execution services. Our EPC service offering provides our customers a lower overall cost, as well as schedule and price certainty. We believe this ability to offer this service differentiates us from many of our competitors and is valued by our customers as it benefits their internal budgeting and planning activities and improves their access to capital.
In July 2009, we received verbal notification that we will be awarded a five-year program management assignment to support the Libya Great Manmade River project, one of the largest and most critical water infrastructure projects in the world. Our scope of work involves acting as the government’s representative during the expansion of certain pipeline, pumping and other support facilities. This award will provide Willbros with a platform to pursue additional work opportunities in Libya’s emerging infrastructure repair and development market.
In July 2009, we were selected as a contractor by the U.S. Navy, Naval Facilities Engineering Command (“NAVFAC”) to participate in NAVFAC’s multiple-award Indefinite Delivery, Indefinite Quantity (“IDIQ”) contract valued at up to $350,000. We will compete for task orders for assessments, inspections, repair and construction services for petroleum, oil and lubricant (“POL”) systems for U.S. Navy locations worldwide. On these task orders, we will perform tank inspections, integrity assessments and POL facility upgrades, modifications and repairs. This task order contract is designed to provide responsive assessment, inspection and repair services in execution of sustainment, restoration and modernization and related projects at Department of Defense POL facilities. Given the nature of these multi-award IDIQ contracts, we will record backlog as task orders are awarded. The Company has since been awarded three contracts in 2010 under this program.

Strategic Alliance
In September 2009, NiSource Gas Transmission & Storage (“NGT&S”), a unit of NiSource Inc., and Willbros executed a long-term alliance agreement whereby we will be the provider of program development, project management, design, engineering, geographic information systems (“GIS”), integrity and maintenance services with respect to pipeline system projects for NGT&S. Under the alliance concept, a joint leadership team of NGT&S and Willbros members will identify, develop, define and evaluate concepts from a commercial perspective. We will provide services necessary to advance concepts to sufficient detail for construction and/or budget approval, and, upon approval, we will execute a work order to provide various services in the execution of projects and programs on the NGT&S system.
In October 2009, we formed a project-specific joint venture with Nacap, a well-known international pipeline contractor with operations in Australia, to leverage our complementary capabilities and experience in pursuit of multiple large diameter pipeline EPC opportunities associated with the large coal seam methane to LNG developments proposed there.
Financial Summary
2009 Full Year Results
In 2009, net income from continuing operations was $19,320 or $0.50 per basic and diluted share on revenue of $1,259,818. This compares to net income from continuing operations of $40,875 or $1.07 per basic and $1.05 per diluted share on revenue of $1,912,704 for the year ended December 31, 2008.
Revenue for 2009 decreased $652,886 (34.1 percent) to $1,259,818 from $1,912,704 in 2008. This decrease is primarily due to the current economic recession and the resulting significant reduction in spending on capital projects and maintenance and turnaround work by our customers, especially in the second half of 2009.
Operating income for 2009 decreased $32,420 (46.4 percent) to $37,382 from $69,802 in 2008, and operating margin decreased 0.6 percent to 3.0 percent in 2009 from an operating margin of 3.6 percent in 2008. The operating income decrease is a result of a decrease in contract income of $117,824 (44.9 percent) as compared to 2008, primarily attributable to increased margin pressure from fewer prospects, increased competition for most of our service offerings and other charges of $12,694. This was partially offset by the absence of a goodwill impairment in 2009 versus a $62,295 impairment in 2008, a decrease in general and administrative (“G&A”) expenses of $31,898 and a decrease in amortization of intangibles of $3,905.
The decrease in G&A of $31,898 was primarily the result of our cost reduction efforts during the year. Overall reductions for the year totaled $36,979 offset by $2,582 of cost associated with the DOJ monitor appointed in late September, and cost incurred to evaluate several acquisition opportunities of $2,499.
Interest, net expense decreased $704 (7.8 percent) to $8,328 from $9,032 in 2008. The decrease in net expense is the result of a decrease in interest expense of $2,285 primarily due to decreased capital lease obligations as a result of buy-outs during the second quarter of 2009, offset by $1,581 of decreased interest income earned on cash and cash equivalents as a result of declining interest rates throughout 2009.
Other, net income decreased $7,063 (89.6 percent) to $820 from $7,883 in 2008. This change was primarily driven by a $7,694 gain recognized as a result of selling one of our fabrication facilities in Canada during 2008. There were no significant gains recognized during 2009.
The provision for income taxes for 2009 decreased $17,205 (66.3 percent) to $8,737 on income from continuing operations before income taxes of $29,874 as compared to a provision for income taxes of $25,942 on income from continuing operations before income taxes of $68,653 in 2008. The decrease in the provision for income taxes is due to the decrease in operating income recognized during 2009 and a decrease in effective tax rate primarily due to the reversal of uncertain tax positions.
Fourth Quarter 2009 Results
In the fourth quarter of 2009, a net loss of $8,260 resulted from continuing operations on revenue of $193,876 as compared to net income of $1,683 from continuing operations on revenue of $247,533 for the third quarter of 2009.

The fourth quarter of 2009’s sequential quarter decrease of $53,657 (21.7 percent) in revenue is primarily due to a lack of pipeline construction activity as pipeline construction work returns to a more seasonal pattern of execution concentrated from early spring to late fall (drier months).
The corresponding sequential quarter decrease in operating income was $14,606 (417.4 percent). The fourth quarter of 2009 had an operating loss of $11,107 versus operating income of $3,499 in the third quarter of 2009. The operating margins for the fourth quarter and third quarter of 2009 were negative 5.7 percent and 1.4 percent, respectively.
The fourth quarter of 2009 was negatively impacted by increased sequential quarter G&A costs of $6,900 that were largely due to an increase in DOJ monitor costs of $2,426 and acquisition related costs of $700 in the fourth quarter and the favorable impact in the third quarter of reversing of the annual bonus accrual as a result of our failure to meet bonus metrics.
Also unfavorably impacting fourth quarter results were other charges consisting of severance and lease abandonment costs in relation to our right sizing efforts of $4,487, an increase of $2,069 as compared to the third quarter of 2009.
Financial Position
Working capital at December 31, 2009, excluding discontinued operations, increased $18,930 (6.8 percent) to $297,294 from $278,364 in 2008. This increase is primarily due to:
•	a reduction in accounts payable and accrued liabilities of $73,484 due to a decrease in activity at year-end;
•	an increase in short-term investments of $16,559; offset by
•	a decrease in cash of $9,090;
•	a reduction in accounts receivable of $27,508 and in contract cost and recognized income not yet billed of $19,490 as a result of reduced activity at year-end; and
•	an increase in notes payable and current portion of other long-term debt of $30,360 as a result of reclassifying some of our convertible notes to current.
Our debt to equity ratio at December 31, 2009, decreased to 0.21:1 from 0.27:1 at December 31, 2008. Our aggregate outstanding debt decreased $16,477 to $104,037 at December 31, 2009 from $120,514 at December 31, 2008, related to the buy out of capital leases of $15,304 and the reduction of short term debt due to the prepayment of insurance rather than financing as done in 2008. Stockholders’ equity increased $44,640 to $487,196 at December 31, 2009 from $442,556 at December 31, 2008.
Other Financial Measures
Backlog
In our industry, backlog is considered an indicator of potential future performance because it represents a portion of the future revenue stream. Our strategy is focused on capturing quality backlog with margins commensurate with the risks associated with a given project, and for the past several years we have put processes and procedures in place to identify contractual and execution risks in new work opportunities and believe we have instilled in the organization the discipline to price, accept and book only work which meets stringent criteria for commercial success and profitability.
We believe the backlog figures are firm, subject only to the cancellation and modification provisions contained in various contracts. Additionally, due to the short duration of many jobs, revenue associated with jobs performed within a reporting period will not be reflected in quarterly backlog reports. We generate revenue from numerous sources, including contracts of long or short duration entered into during a year as well as from various contractual processes, including change orders, extra work and variations in the scope of work. These revenue sources are not added to backlog until realization is assured.
Backlog consists of anticipated revenue from the uncompleted portions of existing contracts and contracts whose award is reasonably assured. At December 31, 2009, total backlog from continuing operations decreased $263,752 (40.2 percent) to $391,742 from $655,494 at December 31, 2008.
This reduction in backlog was driven by the completion of projects contained in our backlog at December 31, 2008 including the Midcontinent Express Pipeline project in the U.S. and the Alberta Clipper project in Canada, both large diameter pipeline projects, as well as maintenance work performed in Canada’s oil- sands. These reductions were partially offset by the addition of the Fayetteville Express Pipeline project into backlog in the third quarter 2009.

In our Upstream Oil & Gas segment, our pipeline construction services contracting has experienced a return to a historical North America contracting model that is characterized by competitive fixed price bids and short time periods from project bid to execution, except for large EPC contracts that can span more than one year. With the return to historical contracting methods, we expect to experience lower backlog numbers partially as a result of eliminating the much longer lead times between award and executing a project.
In our Downstream Oil & Gas segment, economic conditions in 2009 resulted in the delay or cancellation of various maintenance and capital projects, however, we believe the delays of maintenance and project work have reached a limit related to the safety and operational concerns of our customers resulting in the awarding of critical maintenance projects. As a result, backlog for Downstream Oil & Gas has increased in the second half of 2009 as compared to the levels in the first half of the year.
Cost reimbursable contracts comprised 37.0 percent of backlog at December 31, 2009 versus 84.0 percent of backlog at December 31, 2008. We expect that approximately $389,171 or about 99.3 percent, of our existing total backlog at December 31, 2009, will be recognized in revenue during 2010.
There was no backlog for discontinued operations at December 31, 2009 and December 31, 2008.
The following table shows our backlog by operating segment as of December 31, 2009 and 2008:

	Year Ended December 31,
	2009		2008
	Amount	Percent	Amount	Percent

Upstream Oil & Gas	$245,586	62.7%	$484,068	73.8%
Downstream Oil & Gas	146,156	37.3%	171,426	26.2%

Total backlog	$391,742	100.0%	$655,494	100.0%

EBITDA from Continuing Operations
We believe that EBITDA (earnings before net interest, income taxes, depreciation, amortization and impairment of intangible assets) is used by the financial community as a method of measuring our performance. EBITDA from continuing operations for 2009 decreased $105,802 to $77,245 from $183,047 in 2008. The decrease in EBITDA during 2009 is primarily a result of a decrease in contract income of $118,782 (excluding depreciation) and an increase in other charges of $12,694, partially offset by a decrease in G&A of $32,714 (excluding depreciation). The decrease in contract income (excluding depreciation) results primarily from the $652,886 (34.1 percent) decrease in revenue and from a decrease in contract margin of 1.6 percent. The increase in other charges relates primarily to our 2009 severance and lease abandonment initiative, which also contributed to the decrease in G&A.
A reconciliation of EBITDA to GAAP financial information can be found in Item 6. Selected Financial Data of this Form 10-K.
Discontinued Operations
For the year ended December 31, 2009, loss from discontinued operations was $1,497 or $0.04 per share. This compares to income from discontinued operations of $2,757 or $0.07 per share for the year ended December 31, 2008. The 2009 loss from discontinued operations is primarily due to the $1,750 write-off of a note receivable associated with the 2006 sale of assets and operations in Venezuela, offset by net income of $253 for Nigeria discontinued operations.
At the time of the February 7, 2007 sale of our Nigeria assets and operations, we had four letters of credit outstanding totaling $20,322 associated with discontinued operations. In the first quarter of 2009, all remaining letters of credit related to our former operations in Nigeria expired, leaving no outstanding amounts at December 31, 2009.
Transition Services Agreement (“TSA”)
The TSA expired on February 7, 2009, which ended our obligation to provide any further support or other services to Ascot in West Africa or otherwise.

Parent Company Guarantees
Although the Nigeria letters of credit and the TSA have expired, we continue to have potential financial exposure from parent company performance guarantees related to several projects in Nigeria that were contracted by our subsidiary, Willbros West Africa, Inc. (“WWAI”), at the time of our February 7, 2007 sale of WWAI to Ascot. On February 15, 2010, we received a letter from attorneys representing West African Gas Pipeline Company Limited (“WAPCo”) advising us that we were liable for approximately $265,000 of damages allegedly incurred by WAPCo to complete the remaining portion of the scope of work (a portion of the West Africa Gas Pipeline project or “WAGP”) originally contracted by WWAI. After WWAI was sold to Ascot, on February 27, 2008, WAPCo provided WWAI with notice of termination of the WAGP contract. We intend to contest this claim for damages vigorously. At this time, no estimate can be made on the likely outcome of what is expected to be a prolonged period of litigation.
Additional financial disclosures and information on discontinued operations and the recent February 15, 2010 WAPCo letter are provided in Note 18 — Discontinuance of Operations, Asset Disposals and Transition Services Agreement included in Item 8 and in Item 1A — Risk Factors of this Form 10-K.
RESULTS OF OPERATIONS
Our contract revenue and contract costs are significantly impacted by the capital budgets of our clients and the timing and location of development projects in the oil and gas, refinery, petrochemical and power industries worldwide. Contract revenue and cost vary by country from year-to-year as the result of: entering and exiting work countries; the execution of new contract awards; the completion of contracts; and the overall level of demand for our services.
Our ability to be successful in obtaining and executing contracts can be affected by the relative strength or weakness of the U.S. dollar compared to the currencies of our competitors, our clients and our work locations.
Fiscal Year Ended December 31, 2009 Compared to Fiscal Year Ended December 31, 2008
Contract Revenue
Contract revenue decreased $652,886 (34.1 percent) to $1,259,818 from $1,912,704 primarily due to decreased Upstream Oil & Gas revenue, although Downstream Oil & Gas did incur a significant percentage decrease in revenue. A year-to-year comparison of revenue is as follows:

	Year Ended December 31,
				Percent
	2009	2008	Decrease	Change
Upstream Oil & Gas	$982,568	$1,545,629	$(563,061)	(36.4)%
Downstream Oil & Gas	277,250	367,075	(89,825)	(24.5)%

Total	$1,259,818	$1,912,704	$(652,886)	(34.1)%

Upstream Oil & Gas revenue decreased $563,061 (36.4 percent) to $982,568 from $1,545,629 in 2008. We believe the decrease in revenue was the result of our customers’ reduction in capital and maintenance spending in 2009 as a reaction to the overall global economic recession. At each of our Upstream Oil & Gas business units, we experienced revenue decreases from 23.0 percent to nearly 70.0 percent. The majority of our 2009 revenue (67.6 percent) was earned in the first six-months of 2009 as we worked off existing backlog from 2008.
Our U.S. Construction business unit revenue decreased $253,305 (30.0 percent) to $589,736 from $843,041 in 2008. This was primarily due to reduced utilization of large-diameter cross-country pipeline construction assets of $156,263 and a reduction of pipeline construction EPC work of $126,754. We believe both of these reductions were directly linked to the reduced capital budgets of our primary client base for this business. These decreases were partially offset by increased revenue from our facility construction group of $21,985 and increased revenue from our Manage & Maintain group of $6,825. The facility construction revenue was primarily attributable to one large project that included the construction of seven pump stations.
Our Canada business unit revenue decreased $133,143 (34.4 percent) to $254,355 from $387,498 in 2008. The decrease was primarily due to reduced capital budgets of the oil-sand producers and pipeline companies, driven by the decline in crude oil prices year-over-year and the production costs associated with the oil-sands. Revenue from our pipeline construction group decreased $109,602. Additionally, our long-term contracts for recurring maintenance at the oil-sand production facilities generated $24,782 less in revenue in 2009.

Our U.S. Engineering business unit revenue decreased $159,495 (68.6 percent) to $73,064 from $232,559 in 2008. Revenue from core engineering services declined $95,403, reflecting the significant drop-off in market demand for front-end design work for gas and liquid transportation systems. The EPC component of our offering, which declined $68,748, was affected by reduced capital expenditure budgets combined with owners increasing their risk tolerance associated with managing multiple aspects of these large projects.
Our Oman business unit revenue decreased $19,599 (23.1 percent) to $65,368 from $84,967 in 2008. This decrease was largely due to reduced work order activity of $21,124 from our primary client, to whom we provide both capital construction and maintenance services. This reduction was partially offset by an increase of $3,331 in our rig moving services.
Downstream Oil & Gas revenue decreased $89,825 (24.5 percent) to $277,250 from $367,075 in 2008, primarily as the result of declining construction revenue from capital projects. The decline in refining profit margins slowed the release of capital projects by our customers. As a result, while we continued to complete capital contracts awarded in 2008 and early 2009, we were not able to replace them to the same extent as in the prior year.
Construction services revenue decreased $72,616 (68.4 percent) to $33,484 primarily due to the completion of a major EPC project early in 2009, which was a significant source of construction services revenue in 2008. Tank construction revenue decreased $31,963 (55.8 percent) to $25,298. The slow release of capital projects has increased competition and impacted the volume of contract awards that we have been able to obtain in both of these business units in 2009.
The decline in profit margins in 2009 in the refining industry also resulted in the delay of several maintenance and turnaround projects from 2009 into 2010. This caused maintenance and turnaround revenue to decrease $6,695 (4.4 percent) to $147,176.
Downstream engineering revenue increased $21,856 (275.4 percent) to $29,794 primarily the result of our acquisition of Wink in July 2009.
Operating Income
Operating income decreased $32,420 (46.4 percent) to $37,382 from $69,802 in 2008. A year-to-year comparison of operating income is as follows:

	Year Ended December 31,
		Operating		Operating		Percent
	2009	Margin %	2008	Margin %	Change	Change
Upstream Oil & Gas	$36,883	3.8%	$108,881	7.0%	$(71,998)	(66.1)%
Downstream Oil & Gas	499	0.2%	(39,079)	(10.6)%	39,578	101.3%

Total	$37,382	3.0%	$69,802	3.6%	$(32,420)	(46.4)%

Upstream Oil & Gas operating income decreased $71,998 (66.1 percent) to $36,883 from $108,881 in 2008. The decrease was caused by reduced revenue across the segment, as noted above, combined with increased margin pressure for most of our service offerings. With fewer prospects available in 2009, the competition for each project grew, forcing us to reduce margin expectations across the segment. Our contract margins for 2009 were lower than 2008 at three of our four primary business units, suffering declines from 2.6 percentage points to 13.0 percentage points. The only business unit that improved contract income, year-over-year, was our U.S. Construction group, which improved 0.9 percentage points. In 2009, we focused on reducing our overhead expenses to remain competitive in a market with fewer opportunities. These efforts resulted in a reduction of our total G&A costs of $14,527 in 2009. As a percent of segment revenue, G&A costs represented 7.0 percent, although this was an increase as compared to the equivalent 5.3 percent in 2008. G&A costs reductions lagged behind the 36.4 percent revenue decline in 2009.
Operating income for our U.S. Construction business unit decreased $11,419 (25.9 percent) to $32,702 from $44,121 in 2008. While operating income was down, operating margin was steady year-over-year, increasing 0.3 percentage point to 5.5 percent from 5.2 percent in 2008. In the face of increased competition and an overall weaker economy, this performance helped support the Upstream Oil & Gas segment. While this business unit was able to improve contract margin year-over-year, this improvement did not offset the impact to operating income associated with the revenue decline of 30.0 percent. Contract margin improvement was largely driven by two key factors, the completion of the Midcontinent Express Pipeline project, a large multi-spread cost reimbursable pipeline project, and the successful transition to and completion of TIPS, a lump-sum two-spread pipeline construction project.

TIPS performance exceeded expectations and contributed to the slight year-over-year margin improvement. By comparison, our 2008 contract margin was largely attributable to two large multi-spread pipeline construction projects with cost reimbursable terms, Southeast Supply Header (“SESH”) and MEP. The cost reimbursable nature of these jobs ensured our profitability, but negatively impacted margin as the size of the projects increased revenue while our profit opportunity remained fixed. These projects were also offset by smaller lump-sum pipeline construction projects that did not perform to the as-bid expectations. We reduced our U.S. Construction G&A costs by $7,645 in 2009.
Operating income for our Canada business unit decreased $19,356 (74.4 percent) to $6,656 from $26,012 in 2008. This decrease was primarily caused by the reduction of revenue associated with our pipeline construction group in Canada. Pipeline construction revenue decreased 60.2 percent year-over-year. In 2008, our two largest pipeline construction projects generated $181,688 of revenue, compared to our two largest projects in 2009 which generated $71,204. This significant decrease was representative of the overall reduction of oil-sands related pipeline construction projects in Canada. Our maintenance and fabrication services were relatively constant year-over-year, providing some insulation from the cyclical pipeline construction market. We reduced our Canada G&A costs by $3,976 in 2009.
Operating income for our U.S. Engineering business unit decreased $31,803 (125.5 percent) to a loss of $6,470 from income of $25,333 in 2008. A continuing reduction of our work load resulted in reduced utilization of resources throughout the year, and in response we initiated several reductions of force to match the resource base to the available work. We began the year with approximately 450 engineering and support staff, and we ended the year with approximately 250. In addition to these reductions, we continued to evaluate and make corresponding reductions in other support. In 2009, we reduced our U.S. Engineering G&A costs by $4,199.
Operating income for our Oman business unit decreased $5,780 (37.2 percent) to $9,760 from $15,540 in 2008. The decrease in operating income is primarily attributable to reduced revenue in 2009 as noted previously. Our contract margins decreased 3.3 percent year-over-year, negatively impacting operating income. These reductions were the result of fewer work-orders and qualified prospects compounded by a more competitive bidding environment. These decreases were partially offset by a reduction of overall business unit G&A costs of $4,287.
Operating income for our other international business units decreased $2,598 (72.4 percent) to a loss of $6,188 from a loss of $3,590 in 2008. These costs are primarily related to international new business development and pursuing new opportunities, as well as the proposal costs associated with submitting multiple qualified bids. In the third quarter of 2009, we were awarded the GMRA project in Libya. We expect to recognize revenue on this project in 2010.
Downstream Oil & Gas operating income increased $39,578 (101.3 percent) to $499 from a loss of $39,079 in 2008, primarily from the $62,295 impairment charge taken in 2008. This increase is partially offset by an operating income decrease of $22,717 caused primarily by the previously discussed revenue variances, as well as declining margins across most business units.
Construction services operating income decreased $2,907 (78.8 percent) to $782 primarily as a result of the slow release of capital work. Tank services operating income decreased $7,606 (95.0 percent) to $403 due to the slow release of capital work and fewer fixed price contract awards, which traditionally result in higher margins, in 2009 as compared to 2008. The reduction in fixed price work was caused by pricing pressures from our customers and also contributed to the $5,793 (77.3 percent) reduction in maintenance and turnaround operating income.
Downstream engineering operating income decreased $6,694 to a loss of $5,476 as a result of our acquisition of Wink in July 2009.
Downstream Oil & Gas incurred $3,141 in other charges in 2009, of which $1,963 occurred in the engineering business unit almost entirely related to lease impairment charges taken on Wink’s leased office space.

Non-Operating Items
Interest, net expense decreased $704 (7.8 percent) to $8,328 from $9,032 in 2008. The decrease in net expense is the result of a decrease in interest expense of $2,285 primarily due to decreased capital lease obligations as a result of buy-outs during the second quarter of 2009, offset by $1,581 of decreased interest income earned on cash and cash equivalents due to declining interest rates throughout 2009.
Other, net income decreased $7,063 (89.6 percent) to a net income of $820 from net income of $7,883 in 2008. The decrease was primarily a result of selling one of our fabrication facilities located in Edmonton, Alberta, Canada, which resulted in a gain on sale of $7,694 during 2008.
Provision for income taxes decreased $17,205 (66.3 percent) to $8,737 from $25,942 in 2008. During 2009, we recognized $8,737 of income tax expense on income from continuing operations before income taxes of $29,874 as compared to income tax expense of $25,942 on income from continuing operations before income taxes of $68,653 in 2008. The decrease in the provision for income taxes is due to the decrease in operating income recognized during 2009 and a decrease in effective tax rate primarily due to the reversal of uncertain tax positions.
Income (Loss) from Discontinued Operations, Net of Taxes
Income (Loss) from discontinued operations, net of taxes decreased $4,254 (154.3 percent) to a loss of $1,497 from income of $2,757 in 2008. During 2009, a $1,750 charge to write off the net book value of a note receivable related to the sale of our Venezuela assets and operations was recorded. Management determined the collection of this outstanding commitment was highly unlikely due to nationalization of various oil-field service contractors within the country. The income recognized during the same period in 2008 was the result of two pre-Nigeria sale insurance claim recoveries totaling $3,004 for events of loss we suffered prior to the sale of our Nigeria operations.
Fiscal Year Ended December 31, 2008 Compared to Fiscal Year Ended December 31, 2007
Contract Revenue
Contract revenue increased $965,013 (101.8 percent) to $1,912,704 from $947,691 due to increases across both segments. A year-to-year comparison of revenue is as follows:

	Year Ended December 31,
				Percent
	2008	2007	Increase	Change
Upstream Oil & Gas	$1,545,629	$923,870	$621,759	67.3%
Downstream Oil & Gas	367,075	23,821	343,254	1,441.0%

Total	$1,912,704	$947,691	$965,013	101.8%

Upstream Oil & Gas revenue increased $621,759 (67.3 percent) to $1,545,629 from $923,870 in 2007. The increase in revenue is primarily a result of increased 2008 business activity in the United States of $489,911 comprised of $445,728 attributable to two major projects that started in 2008; one major EPC project continued from 2007 that provided $129,723 of revenue in 2008; an increase in facility work of $16,809 and an increase in engineering services of $52,997, offset by a decrease of $155,346 related to projects that were completed in 2007 or early 2008. Canada revenue increased $142,692 in 2008 due to an increase of $163,273 for pipeline construction related to our July 2007 acquisition of Midwest; an increase of $19,818 for fabrication and field services; and a decrease of $40,399 for facilities construction as a major facilities project was completed in early 2008. Oman revenue decreased $5,272 in 2008 which is primarily attributable to a decrease in oilfield services.
Downstream Oil & Gas revenue increased $343,254 (1,441.0 percent) as a result of 2008 representing a full 12 months of activity, while 2007 represented only the 41 day period from November 20, 2007 through December 31, 2007 subsequent to the acquisition of InServ.

Operating Income
Segment operating income increased $36,719 (111.0 percent) to $69,802 from $33,083 in 2007. A year-to-year comparison of operating income is as follows:

	Year Ended December 31,
		Operating		Operating		Percent
	2008	Margin %	2007(1)	Margin %	Change	Change
Upstream Oil & Gas	$108,881	7.0%	$32,413	3.5%	$76,468	235.9%
Downstream Oil & Gas	(39,079)	(10.6)%	670	2.8%	(39,749)	(5,932.7)%

Total	$69,802	3.6%	$33,083	3.5%	$36,719	111.0%

(1)
This table does not reflect government fines of $22,000 in 2007 which is included in consolidated operating results. Government fines were characterized as a Corporate expense and are not allocated to the reporting segments.

Upstream Oil & Gas operating income increased $76,468 (235.9 percent) to $108,881 from an operating income of $32,413 in 2007. The increase in operating income is the result of previously discussed revenue increases with increasing margins for the segment. Slightly higher margins in the United States combined with a significant increase in revenue accounted for the majority of the increase in operating income. Due to an increase in volume on pipeline work related to the acquisition of Midwest, margins in Canada improved. In 2008, margins in Oman were higher when compared to the prior year. In addition, we attained a favorable mix variance of higher margin EPC projects as well as overall increased activity. The strong beginning backlog of EPC projects with Marathon and CNYO&G (Inergy), settlement of Cheniere change orders in 2008, along with additional booking and execution of EPC work for Double Eagle and CNYO&G during 2008 all contributed to the improved operating income. Also impacting operating income year-over-year was an increase for depreciation expense, reflecting additional capital investment in heavy equipment, and an increase in G&A necessary to support the increased level of business activity for the segment. Overall our contract margin increased 1.7 percent to 12.4 percent in 2008 as compared to 10.7 percent in 2007, while G&A as a percentage of revenue decreased 1.8 percent to 5.4 percent in 2008 from 7.2 percent in 2007.
Downstream Oil & Gas operating income decreased $39,749 (5,932.7 percent) as a result of the goodwill impairment charge of $62,295. Additionally, 2008 results represent a full 12 months of activity, while 2007 represented only the 41 days of operating results of InServ subsequent to its acquisition in November 2007. These results also include charges of $10,420 and $794 in 2008 and 2007, respectively for the amortization of intangibles acquired. Excluding the effects of the goodwill impairment charge, Downstream Oil & Gas’ operating income exceeded our expectations.
Non-Operating Items
Interest, net expense increased $2,977 (49.2 percent) to $9,032 from $6,055 in 2007. The increase in net expense is primarily a result of $2,008 of decreased interest income earned on cash and cash equivalents. Additionally, interest expense increased $969 primarily due to increased capital lease obligations due to significant additions of capital equipment obtained through capital leases throughout late 2007 and 2008, partially offset by reduced interest expense as a result of the conversion of $63,093 in aggregate principal amount of the 2.75% Convertible Senior Notes and 6.5% Senior Convertible Notes in 2007 and 2008.
Other, net increased $11,360 (326.7 percent) to a net income of $7,883 from net expense of $3,477 in 2007. The increase was primarily a result of selling one of our fabrication facilities located in Edmonton, Alberta, Canada, which resulted in a gain on sale of $7,694.
Provision for income taxes increased $11,439 (78.9 percent) to $25,942 from $14,503 in 2007. During 2008, we recognized $25,942 of income tax expense on income from continuing operations before income taxes of $68,653 as compared to income tax expense of $14,503 on a loss from continuing operations before income taxes of $13,824 in 2007. The increase in the provision for income taxes is due to improved operating results, thereby generating more taxable income in 2008 as compared to 2007. The circumstances that resulted in recording a tax provision on losses during 2007 were primarily due to expenses in Panama that received no tax benefit. These charges include $22,000 in government fines and a $15,375 loss on early extinguishment of debt.

Income (Loss) from Discontinued Operations, Net of Taxes
Income (Loss) from discontinued operations, net of taxes increased $24,171 (112.9 percent) to income of $2,757 from a loss of $21,414 in 2007. Income during 2008 consists of two pre-Nigeria sale insurance claim recoveries totaling $3,004 for events of loss we suffered prior to the sale of our Nigeria operations. Additionally, we have recognized $1,543 of additional cumulative gain on the sale of Nigeria assets and operations in 2008. The additional gain is the result of an aggregate amount of $19,759 of letters of credit expiring, for which the fair value of $1,543 of the letters of credit was reserved against the gain at the sale date. The income from the insurance recovery and additional gain on sale are partially offset by the net expenses of the TSA. The loss incurred during the same period in 2007 was primarily from 38 days of Nigeria operations prior to its sale on February 7, 2007 and the government fine of $10,300 related to profit disgorgement recognized during the third quarter of 2007. In 2008, cash provided by operating activities of Discontinued Operations increased $1,554 (94.1 percent) to cash provided of $3,205 from $1,651 during the same period in 2007.
LIQUIDITY AND CAPITAL RESOURCES
Our objective in financing our business is to maintain the financial flexibility to meet the material, equipment and personnel needs to support our project commitments as well as the ability to pursue our expansion and diversification objectives. As of December 31, 2009, we had liquidity of $265,333 comprised of $198,774 in cash, short-term investments of $16,559 and $50,000 unutilized borrowing capacity under our 2007 Credit Facility. This facility expires in November 2010. We currently have an executed commitment letter which includes a revolving credit facility with borrowing capacity at $175,000, which will replace the 2007 Credit Facility. We anticipate that future cash flows from operations will be sufficient to fund our working capital, capital expenditures and debt repayment needs during 2010.
Additional Sources and Uses of Capital
Public Offering and Acquisition of InServ
On November 20, 2007, we completed a public offering of our common shares from which we received approximately $253,707 in net proceeds. We used $208,925 of these proceeds to fund the cash portion of the purchase price for our acquisition of InServ. The remaining $44,782 of net proceeds represents an additional source of capital.
2007 Credit Facility
Concurrent with our public offering and the InServ acquisition, we replaced our synthetic credit facility with a $150,000 senior secured revolving credit facility (the 2007 Credit Facility). The entire facility is available for performance letters of credit and up to 33 percent ($50,000) of the facility is available for cash borrowings and financial letters of credit. See Note 10 — Long-term Debt in Item 8 of this Form 10-K for further discussion of the 2007 Credit Facility.
Cash Flows
Cash flows provided by (used in) continuing operations by type of activity were as follows for the twelve months ended December 31, 2009 and 2008:

	2009	2008	Change
Operating activities	$54,058	$188,543	$(134,485)
Investing activities	(34,036)	(11,725)	(22,311)
Financing activities	(35,056)	(60,044)	24,988
Effect of exchange rate changes	6,135	(5,001)	11,136

Cash provided by all continuing activities	$(8,899)	$111,773	$(120,672)

Statements of cash flows for entities with international operations that use the local currency as the functional currency exclude the effects of the changes in foreign currency exchange rates that occur during any given period, as these are non-cash charges. As a result, changes reflected in certain accounts on the Consolidated Statements of Cash Flows may not reflect the changes in corresponding accounts on the Consolidated Balance Sheets.
Operating Activities
Operating activities of continuing operations provided $54,058 of cash in the twelve months ended December 31, 2009 compared to $188,543 in the twelve months ended December 31, 2008. Cash provided by operating activities decreased $134,485 primarily due to:
•
a decrease in cash provided by net earnings from continuing operations of $21,555, as well as a decrease in cash provided of $47,466 primarily related to non-cash goodwill impairment charges in 2008; and

•
a decrease in cash flow from the change in working capital accounts of $65,445, primarily attributable to a decrease in accounts payable and accrued liabilities, offset by an increase in cash flow as a result of decreases in contract cost and recognized income not yet billed.

Investing Activities
Investing activities of continuing operations used $34,036 of cash in the twelve months ended December 31, 2009 compared to a use of $11,725 in the twelve months ended December 31, 2008. Cash flows used in investing activities increased $22,311 primarily due to:
•	a decrease in proceeds received from the sales of property, plant, and equipment of $11,627;
•	a decrease in rebates from the purchases of property, plant, and equipment of $1,915;
•	an increase in cash used to purchase short-term investments of $16,559;
•	an increase in cash used to acquire subsidiaries of $14,288, primarily related to the purchase of Wink during 2009; offset by,
•	a decrease in the purchases of property, plant, and equipment of $22,078.
Financing Activities
Financing activities of continuing operations used $35,056 of cash in the twelve months ended December 31, 2009 compared to $60,044 used in the twelve months ended December 31, 2008. Significant transactions impacting the $24,988 decrease in cash flows used in financing activities included:
•	a decrease in cash used to pay capital lease obligations of $9,305 due to buy-outs of $15,304 made during 2009;
•	a decrease in cash used to pay short-term debt of $11,662 due to the prepayment of our insurance in 2009 rather than through financing as done in 2008; and
•	a decrease in cash used to reacquire stock into treasury in 2009 as compared to 2008.
Working Capital
Working capital, excluding discontinued operations, increased $18,930 (6.8 percent) to $297,294 in 2009 from $278,364 in 2008. This increase is primarily due to:
•	a reduction in accounts payable and accrued liabilities of $73,484 due to a decrease in activity at year-end;
•	an increase in short-term investments of $16,559; offset by,
•	a decrease in cash of $9,090;
•	a reduction in accounts receivable of $27,508 and in contract cost and recognized income not yet billed of $19,490 as a result of reduced activity at year-end; and
•	an increase in notes payable and current portion of other long-term debt of $30,360 as a result of reclassifying our 6.5% Senior Convertible Notes (“6.5% Notes”) to current.
Capital Requirements
During 2009, $54,058 of cash was provided by our continuing operations activities. Our capital budget for 2009 was approximately $23,200. Capital expenditures by segment amounted to $7,318 spent by Upstream Oil & Gas, $1,889 for Downstream Oil & Gas, and $3,900 by Corporate, for a total of $13,107. Approved capital spending of $7,800 has been carried forward to 2010.
We believe that our financial results combined with our financial flexibility and financial management will ensure sufficient cash to meet our capital requirements for continuing operations. As such, we are focused on the following significant capital requirements:
•	providing working capital for projects in process and those scheduled to begin;

•
funding of our 2010 capital budget of approximately $22,800, inclusive of $8,100 of carry-forward from 2009, and $1,500 of contingent expenditures that can be triggered based on selective events occurring;

•	redeeming up to $32,050 of our 6.5% Notes if the note holders elect to exercise their right to have us purchase the notes on December 15, 2010 (see Contractual Obligations below);
•	pursuing additional acquisitions that will allow us to expand our service offering; and
•	making installment payments to the government related to fines and profit disgorgement.
We believe that we will be able to support our ongoing working capital needs through our cash on hand, our future operating cash flows and the availability of cash borrowing under the 2007 Credit Facility, although we may be required to access the capital markets in the event we complete any significant acquisitions.
Contractual Obligations
As of December 31, 2009, we had $91,407 of outstanding debt related to the convertible notes. In addition, in 2008, we entered into various capital leases of construction equipment and property with a value of approximately $18,000. There were no capital leases entered into in 2009; however, we did buy-out approximately $15,000 of capital leases.

	Payments Due By Period
		Less than	1-3	4-5	More than
	Total	1 year	years	years	5 years
Convertible notes	$91,407	$32,050	$59,357	$—	$—
Capital lease obligations	17,729	7,296	9,429	1,004	—
Operating lease obligations	29,054	9,316	8,056	3,682	8,000
Uncertain tax liabilities	5,512	—	—	—	—

Total	$143,702	$48,662	$76,842	$4,686	$8,000

At December 31, 2009, the holders of our 6.5% Notes have the right to require us to purchase the 6.5% Notes for cash, including unpaid interest, on December 15, 2010. Based on the uncertainty surrounding the future economic conditions, we were unable to estimate the number or probability of future repurchases of the 6.5% Notes on December 15, 2010. As such, all $31,450 (net of $600 bond discount) has been reclassified as current.
The holders of our 2.75% Convertible Senior Notes (“2.75% Notes”), $59,357 currently outstanding, have a similar right to require us to purchase the 2.75% Notes for cash, including unpaid interest on March 15, 2011. In addition, if the holders do not elect to utilize this put date, there are two additional dates (March 15, 2014 and 2019) that they could elect to have us do so, with the Company having the option of paying either in cash, stock or a combination of the two.
At December 31, 2009, we had uncertain tax positions which ultimately could result in a tax payment. As the amount of the ultimate tax payment is contingent on the tax authorities’ assessment, it is not practical to present annual payment information.
As of December 31, 2009, there were no borrowings under the 2007 Credit Facility and there were $48,602 in outstanding letters of credit. All outstanding letters of credit relate to continuing operations.
We have unsecured credit facilities with banks in certain countries outside the United States. Borrowings under these lines, in the form of short-term notes and overdrafts, are made at competitive local interest rates. Generally, each line is available only for borrowings related to operations in a specific country. Credit available under these facilities is approximately $6,408 at December 31, 2009. There were no outstanding borrowings at December 31, 2009 or 2008.
Off-Balance Sheet Arrangements and Commercial Commitments
From time to time, we enter into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds and financial guarantees. Contracts with our customers may require us to provide letters of credit or surety bonds with regard to our performance of contracted services. In such cases, the commitments can be called upon in the event of our failure to perform contracted services. Likewise, contracts may allow us to issue letters of credit or surety bonds in lieu of contract retention provisions, in which the client withholds a percentage of the contract value until project completion or expiration of a warranty period.

The letters of credit represent the maximum amount of payments we could be required to make if these letters of credit are drawn upon. Additionally, we issue surety bonds customarily required by commercial terms on construction projects. U.S. surety bonds represent the bond penalty amount of future payments we could be required to make if we fail to perform our obligations under such contracts. The surety bonds do not have a stated expiration date; rather, each is released when the contract is accepted by the owner. Our maximum exposure as it relates to the value of the bonds outstanding is lowered on each bonded project as the cost to complete is reduced. As of December 31, 2009, no liability has been recognized for letters of credit or surety bonds.
A summary of our off-balance sheet commercial commitments for both continuing and Discontinued Operations as of December 31, 2009 is as follows:

	Expiration Per Period
	Total	Less than		More Than
	Commitment	1 year	1-2 Years	2 Years
Letters of credit:
U.S. — performance	$47,907	$47,907	$—	$—
Canada — performance	27	27	—	—
Other — performance and retention	814	814	—	—

Total letters of credit	48,748	48,748	—	—
U.S. surety bonds — primarily performance	288,223	287,999	213	11

Total commercial commitments	$336,971	$336,747	$213	$11

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We prepare our consolidated financial statements in conformity with GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in application. There are also areas which require management’s judgment in selecting among available GAAP alternatives. We are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results may differ from our estimates and to the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. We believe the following accounting estimates are the most critical in understanding and evaluating our reported financial results. We have reviewed these critical accounting estimates and related disclosures with our Audit Committee.
The following discussion of our critical accounting estimates should be read in conjunction with Note 1, “Summary of Significant Accounting Policies” of our Notes to Consolidated Financial Statements in this Form 10-K.
Revenue
A number of factors relating to our business affect the recognition of contract revenue. We typically structure contracts as unit-price, time and materials, fixed-price or cost plus fixed fee. We believe that our operating results should be evaluated over a time horizon during which major contracts in progress are completed and change orders, extra work, variations in the scope of work, cost recoveries and other claims are negotiated and realized. Revenue from unit-price and time and materials contracts is recognized as earned.
Revenue for fixed-price and cost plus fixed fee contracts is recognized using the percentage-of-completion method. Under this method, estimated contract income and resulting revenue is generally accrued based on costs incurred to date as a percentage of total estimated costs, taking into consideration physical completion. Total estimated costs, and thus contract income, are impacted by changes in productivity, scheduling, unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation and politics may affect the progress of a project’s completion and thus the timing of revenue recognition. Certain fixed-price and cost plus fixed fee contracts include, or are amended to include, incentive bonus amounts, contingent on accomplishing a stated milestone. Revenue attributable to incentive bonus amounts is recognized when the risk and uncertainty surrounding the achievement of the milestone have been removed. We do not recognize income on a fixed-price contract until the contract is approximately five to ten percent complete, depending upon the nature of the contract. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined.

We consider unapproved change orders to be contract variations on which we have customer approval for scope change, but not for price associated with that scope change. Costs associated with unapproved change orders are included in the estimated cost to complete the contracts and are expensed as incurred. We recognize revenue equal to cost incurred on unapproved changed orders when realization of price approval is probable and the estimated amount is equal to or greater than the cost related to the unapproved change order. Revenue recognized on unapproved change orders is included in contract costs and recognized income not yet billed on the balance sheet. Revenue recognized on unapproved change orders is subject to adjustment in subsequent periods to reflect the changes in estimates or final agreements with customers.
We consider claims to be amounts that we seek or will seek to collect from customers or others for customer-caused changes in contract specifications or design, or other customer-related causes of unanticipated additional contract costs on which there is no agreement with customers on both scope and price changes. Revenue from claims is recognized when agreement is reached with customers as to the value of the claims, which in some instances may not occur until after completion of work under the contract. Costs associated with claims are included in the estimated costs to complete the contracts and are expensed when incurred.
Income Taxes
The Financial Accounting Standards Board (“FASB”) standard for income taxes takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. At December 31, 2009, we had deferred tax assets of $27,909 with no offsetting valuation allowance and deferred tax liabilities of $17,428. We evaluate the realizability of our deferred tax assets in determination of our valuation allowance and adjust the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in our effective tax rate on future earnings. The provision or benefit for income taxes and the annual effective tax rate are impacted by income taxes in certain countries being computed based on a deemed profit rather than on taxable income and tax holidays on certain international projects.
Goodwill and Other Intangible Assets
We utilize the purchase accounting method for business combinations and record intangible assets separate from goodwill. The FASB standard on goodwill stipulates a non-amortization approach to account for purchased goodwill and certain intangible assets with indefinite useful lives. Goodwill represents the excess of purchase price over fair value of net assets acquired. We do not have any other intangible assets with indefinite useful lives. We do have other intangible assets with finite lives. These other intangible assets consist of customer relationships and backlog recorded in connection with the acquisition of InServ in November 2007 and customer relationships, trademarks and non-compete agreements recorded in connection with the acquisition of the engineering business of Wink, in July 2009. The value of existing customer relationships from the InServ and Wink acquisitions was recorded at the estimated fair value determined by using a discounted cash flow method. Such acquired customer relationships have a finite useful life and are therefore being amortized over the estimated useful life of the relationships. Additionally, we were able to assign values to the trademarks and non-compete agreements purchased in the Wink acquisition. The trademarks and non-compete agreements were recorded at their fair value and are being amortized over the useful life of the contracts.

Impairment of Long-Lived Assets
We evaluate for impairment, the carrying values of our long-lived assets, including goodwill and other intangibles, whenever indicators of impairment exist and at least annually for goodwill as required by accounting standards for goodwill.
For long-lived assets with finite lives, this evaluation is based upon our projections of anticipated future cash flows (undiscounted and without interest charges) from the assets being evaluated. If the sum of the anticipated future cash flows over the expected useful life of the assets is less than the assets’ carrying value, then a permanent non-cash write-down equal to the difference between the assets’ carrying value and the assets’ fair value is required to be charged to earnings. In estimating future cash flows, we generally use a probability weighted average expected cash flow method with assumptions based on those used for internal budgets. The determination of future cash flows, and, if required, fair value of a long-lived asset is by its nature a highly subjective judgment. Significant assumptions are required in the forecast of future operating results used in the preparation of the long-term estimated cash flows. Changes in these estimates could have a material effect on the evaluation of our long-lived assets.
According to accounting standards for goodwill, goodwill and other intangibles are required to be evaluated whenever indicators of impairment exist and at least annually. We conduct our annual evaluations during the fourth quarter. The standard requires a two-step process be performed to analyze whether or not goodwill has been impaired. The first step of this test, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount. The second step, if necessary, measures the amount of the impairment. The underlying assumptions used for determining fair value are susceptible to change from period to period and could potentially cause a material impact to the income statement. Management’s assumptions about future revenues and operating costs, the amount and timing of anticipated capital expenditures, discount rates, inflation rates, and economic conditions require significant judgment.
We have $85,775 in goodwill as of December 31, 2009, of which $73,137 relates to our Downstream Oil & Gas segment and $12,638 relates to our Upstream Oil & Gas segment. For our impairment analysis, we estimate the fair value of goodwill using the discounted cash flows methodology and an analysis of comparable companies. The principal factors used in the discounted cash flow analysis requiring judgment are the projected results of operations, weighted average cost of capital (“WACC”) and terminal value assumptions. This analysis required the input of several critical assumptions including future growth rates, cash flow projections, WACC, operating cost escalation rates, rate of return, terminal value assumptions and long-term earnings and merger multiples for comparable companies in both the upstream and downstream markets. The WACC takes into account the relative weights of each component of the Company’s consolidated capital structure (equity and debt) and represents the expected cost of new capital adjusted as appropriate to consider lower risk profiles associated with longer term contracts and barriers to market entry. The terminal value assumptions are applied to the final year of the discounted cash flow model. We believe the goodwill amounts reflect the value of the relatively stable, long-lived cash flows of both businesses, considering the current environment and market growth potential. The results of the analysis show the Downstream Oil & Gas segment with a carrying value of $246,270 as of December 31, 2009, compared to a fair value of $248,500. The fair value exceeds the carrying value by 1.0 percent; therefore, we did not record an impairment. Additionally, the Upstream Oil & Gas segment has a carrying value of $241,750 as of December 1, 2009, compared to a fair value of $420,500. The fair value exceeds the carrying value by 74.0 percent; therefore, we did not record an impairment.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
On July 1, 2009, the FASB officially launched the FASB Accounting Standards Codification (the “Codification”), which has become the single official source of authoritative, nongovernmental, U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission. The Codification is designed to simplify U.S. GAAP into a single, topically ordered structure. All guidance contained in the Codification carries an equal level of authority. The Codification is effective for all interim and annual periods ending after September 15, 2009. Implementation of the Codification did not have any impact on our consolidated financial statements.

On January 1, 2009, we adopted an update to accounting standards related to convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). This update requires us to separately account for the debt and equity components of our 2.75% Notes and 6.5% Notes in a manner that reflects their nonconvertible debt borrowing rate at the time of issuance. Therefore, we estimated the fair value, as of the date of issuance, of our 2.75% Notes and 6.5% Notes as if the instruments were issued without the conversion option feature. The difference between the fair value and the principal amounts of the instruments was $24,725. This amount was retrospectively recorded as a debt discount and as a component of equity. The discounts are being amortized over seven and five year periods for the 2.75% Notes and 6.5% Notes, respectively, which resulted in additional non-cash interest expense in historical and future periods. Our cash obligations have not changed as a result of the adoption of this standard. The presentation and disclosure requirements have been applied retrospectively for all periods presented related to this standard. See Note 1 — Summary of Significant Accounting Policies and Note 10 — Long-term Debt in Item 8 of this Form 10-K for more information on the retrospective application of this standard.
On January 1, 2009, we adopted the provisions of a new accounting standard, which established new accounting, reporting, and disclosure standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The standard requires expanded disclosures that clearly identify and distinguish between the interests of our owners and the interests of the noncontrolling owners (previously referred to as minority interests) of a subsidiary. The presentation and disclosure requirements have been applied retrospectively for all periods presented related to this standard. See Note 1 — Summary of Significant Accounting Policies in Item 8 of this Form 10-K for more information regarding the retrospective application of this standard.
On January 1, 2009, we adopted an update related to determining the useful life of intangible assets. This update amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously existing literature. The objective of this guidance is to improve the consistency between the useful life of a recognized intangible asset under the FASB’s standard on intangibles — goodwill and other, the period of expected cash flows used to measure the fair value of the asset under the FASB’s standard on business combinations, and other U.S. generally accepted accounting principles. The adoption of this update did not have a material impact on our consolidated financial statements.
On January 1, 2009, we adopted an update to existing accounting standards for business combinations. The update establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest and the goodwill acquired. Additionally, transaction costs that were previously capitalized under current preceding guidance are now required to be expensed as incurred. The update also establishes disclosure requirements which enable users to evaluate the nature and financial effects of the business combination. In April 2009, the FASB issued a further update in relation to accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, which amends the previous guidance to require contingent assets acquired and liabilities assumed in a business combination to be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the measurement period. If fair value cannot be reasonably estimated during the measurement period, the contingent asset or liability would be recognized in accordance with standards and guidance on accounting for contingencies and reasonable estimation of the amount of a loss. Further, this update eliminated the specific subsequent accounting guidance for contingent assets and liabilities, without significantly revising the original guidance. However, contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination would still be initially and subsequently measured at fair value. These updates are effective for all business acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the provisions of these updates for business combinations with an acquisition date on or after January 1, 2009, which included our acquisition of Wink.
In September 2006, the FASB issued a new accounting standard for fair value measurements, which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value, and expanding disclosures about fair value measurements. The standard applies to other accounting pronouncements that require or permit fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On January 1, 2008, we adopted the provisions of the standard related to financial assets and liabilities and to nonfinancial assets and liabilities measured at fair value on a recurring basis. The adoption of this accounting pronouncement did not result in a material impact to the consolidated financial statements. In February 2008, the FASB issued an update to the new standard for fair value measurements that provided guidance on the application of the new standard to other standards that address fair value measurements for the purposes of lease classification or measurement. This update removes certain leasing transactions from the scope of the new accounting standard for fair value measurement. Further, an additional update was issued which defers the effective date of the new standard for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

In October 2008, the FASB also issued an update to the original standard related to determining the fair values of a financial asset when the market for the asset is not active, which clarifies the application of the fair value measurement standard in an inactive market and illustrates how an entity would determine fair value when the market for financial asset is not active. On January 1, 2009, we adopted the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination. The adoption of the standard did not have a material impact on our consolidated financial statements.
In April 2009, the FASB further updated the fair value measurement standard to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. Our adoption of this guidance did not affect our consolidated financial statements.
On June 30, 2009, we adopted the provisions of a new accounting standard relating to subsequent events, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events.
On June 30, 2009, we adopted an update to accounting standards for disclosures about the fair value of financial instruments, which requires publicly-traded companies to provide disclosures on the fair value of financial instruments in interim financial statements.
In June 2009, the FASB issued a new accounting standard which provides amendments to previous guidance on the consolidation of variable interest entities. This standard clarifies the characteristics that identify a variable interest entity (“VIE”) and changes how a reporting entity identifies a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards calculation to a qualitative approach based on which variable interest holder has controlling financial interest and the ability to direct the most significant activities that impact the VIE’s economic performance. This statement requires the primary beneficiary assessment to be performed on a continuous basis. It also requires additional disclosures about an entity’s involvement with a VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE impacts the reporting entity’s consolidated financial statements. The standard is effective for fiscal years beginning after November 15, 2009. We will adopt the standard on January 1, 2010, but do not expect it to have a material impact on our consolidated financial statements.
EFFECTS OF INFLATION AND CHANGING PRICES
Our operations are affected by increases in prices, whether caused by inflation, government mandates or other economic factors, in the countries in which we operate. We attempt to recover anticipated increases in the cost of labor, equipment, fuel and materials through price escalation provisions in certain major contracts or by considering the estimated effect of such increases when bidding or pricing new work.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Our primary market risk is our exposure to changes in non-U.S. (primarily Canada) currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expense in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expense in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at December 31, 2009 and 2008.
The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the Consolidated Balance Sheets approximate fair value at December 31, 2009 due to the generally short maturities of these items. At December 31, 2009, we invested primarily in short-term dollar denominated bank deposits. We have the ability and expect to hold our investments to maturity.
Our exposure to market risk for changes in interest rates relates primarily to our borrowings under the 2007 Credit Facility. At December 31, 2009, there were no borrowings under the 2007 Credit Facility subject to variable interest rates.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Willbros Group, Inc.
We have audited the accompanying consolidated balance sheets of Willbros Group, Inc. (a Delaware corporation, formerly a Panama corporation) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willbros Group, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Willbros Group, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2010 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Houston, Texas
March 11, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Willbros Group, Inc.
We have audited Willbros Group, Inc.’s (a Delaware corporation, formerly a Panama corporation) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Willbros Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting (included in Item 9A). Our responsibility is to express an opinion on Willbros Group Inc.’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Willbros Group, Inc. has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Willbros Group, Inc.’s consolidated balance sheets as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 11, 2010 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Houston, Texas
March 11, 2010

WILLBROS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$198,774	$207,864
Short-term investments	16,559	—
Accounts receivable, net	162,460	189,968
Contract cost and recognized income not yet billed	45,009	64,499
Prepaid expenses	15,530	13,427
Parts and supplies inventories	4,666	3,367
Deferred income taxes	2,875	2,538
Assets of discontinued operations	—	2,686

Total current assets	445,873	484,349
Property, plant and equipment, net	132,879	149,988
Goodwill	85,775	80,365
Other intangible assets, net	36,772	39,786
Deferred income taxes	25,034	27,566
Other assets	2,045	5,290

Total assets	$728,378	$787,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$81,821	$155,305
Contract billings in excess of cost and recognized income	11,336	18,289
Current portion of capital lease obligations	5,824	9,688
Notes payable and current portion of other long-term debt	31,450	1,090
Current portion of government obligations	6,575	6,575
Accrued income taxes	1,605	5,089
Liabilities of discontinued operations	—	609
Other current liabilities	9,968	7,263

Total current liabilities	148,579	203,908
Capital lease obligations	10,692	25,186
Long-term debt	56,071	84,550
Long-term portion of government obligations	6,575	13,150
Long-term liabilities for unrecognized tax benefits	5,512	6,232
Deferred income taxes	11,356	10,183
Other long-term liabilities	1,598	—

Total liabilities	240,383	343,209

Contingencies and commitments (Note 16)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 70,000,000 shares authorized (70,000,000 at December 31, 2008) and 40,106,498 shares issued at December 31, 2009 (39,574,220 at December 31, 2008)	2,005	1,978
Capital in excess of par value	607,299	595,640
Accumulated deficit	(124,788)	(142,611)
Treasury stock at cost, 510,187 shares at December 31, 2009 (387,719 at December 31, 2008)	(9,045)	(8,015)
Accumulated other comprehensive income (loss)	11,725	(4,436)

Total Willbros Group, Inc. stockholders’ equity	487,196	442,556
Noncontrolling interest	799	1,579

Total stockholders’ equity	487,995	444,135

Total liabilities and stockholders’ equity	$728,378	$787,344

See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2009	2008	2007
Contract revenue	$1,259,818	$1,912,704	$947,691

Operating expenses:
Contract	1,115,094	1,650,156	845,743
Amortization of intangibles	6,515	10,420	794
General and administrative	88,133	120,031	68,071
Goodwill impairment	—	62,295	—
Other charges	12,694	—	—
Government fines	—	—	22,000

	1,222,436	1,842,902	936,608

Operating income	37,382	69,802	11,083

Other income (expense):
Interest income	1,966	3,547	5,555
Interest expense	(10,294)	(12,579)	(11,610)
Other, net	820	7,883	(3,477)
Loss on early extinguishment of debt	—	—	(15,375)

	(7,508)	(1,149)	(24,907)

Income (loss) from continuing operations before income taxes	29,874	68,653	(13,824)

Provision for income taxes	8,737	25,942	14,503

Income (loss) from continuing operations	21,137	42,711	(28,327)
Income (loss) from discontinued operations net of provisions for income taxes	(1,497)	2,757	(21,414)

Net income (loss)	19,640	45,468	(49,741)
Less: Income attributable to noncontrolling interest	(1,817)	(1,836)	(2,210)

Net income (loss) attributable to Willbros Group, Inc.	$17,823	$43,632	$(51,951)

Reconciliation of net income attributable to Willbros Group, Inc.
Income (loss) from continuing operations	$19,320	$40,875	$(30,537)
Income (loss) from discontinued operations	(1,497)	2,757	(21,414)

Net income (loss) attributable to Willbros Group, Inc.	$17,823	$43,632	$(51,951)

Basic income (loss) per share attributable to Company Shareholders:
Income (loss) from continuing operations	$0.50	$1.07	$(1.04)
Income (loss) from discontinued operations	(0.04)	0.07	(0.73)

Net income (loss)	$0.46	$1.14	$(1.77)

Diluted income (loss) per share attributable to Company Shareholders:
Income (loss) from continuing operations	$0.50	$1.05	$(1.04)
Income (loss) from discontinued operations	(0.04)	0.07	(0.73)

Net Income (loss)	$0.46	$1.12	$(1.77)

Weighted average number of common shares outstanding:
Basic	38,687,594	38,269,248	29,258,946

Diluted	38,883,077	38,764,167	29,258,946

See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)

							Accumulated		Total Stock-
							Other		holders’		Total
	Common Stock		Capital in				Compre-		Equity	Non-	Stock-
		Par	Excess of		Accumul-	Treasury	hensive		Willbros	controlling	holders’
	Shares	Value	Par Value		ated Deficit	Stock	Income (Loss)		Group, Inc.	Interest	Equity

Balance, December 31, 2006	25,848,596	1,292	233,482		(127,923)	(2,154)	2,360		107,057	1,136	108,193
Cumulative effect of adoption of new accounting standards	—	—	—		(6,369)	—	—		(6,369)	—	(6,369)

Balance, December 31, 2006, as adjusted	25,848,596	1,292	233,482		(134,292)	(2,154)	2,360		100,688	1,136	101,824
Net income (loss)	—	—	—		(51,951)	—	—		(51,951)	2,210	(49,741)
Realization of loss on sale of Nigeria assets and operations	—	—	—		—	—	3,773	(1)	3,773	—	3,773
Foreign currency translation adjustments	—	—	—		—	—	11,066		11,066	—	11,066

Total comprehensive loss	—	—	—		—	—	—		(37,112)	2,210	(34,902)

Discount amortization of convertible notes	—	—	1,265		—	—	—		1,265	—	1,265
Dividend distribution to noncontrolling interest	—	—	—		—	—	—		—	(2,019)	(2,019)
Stock-based compensation	—	—	4,087		—	—	—		4,087	—	4,087
Restricted stock grants	384,077	19	(19)		—	—	—		—	—	—
Vesting of restricted stock rights	12,916	1	(1)		—	—	—		—	—	—
Additions to treasury stock, vesting restricted stock	—	—	—		—	(1,144)	—		(1,144)	—	(1,144)
Exercise of stock options	375,500	19	4,668		—	—	—		4,687	—	4,687
Public Offering	7,906,250	395	253,312		—	—	—		253,707	—	253,707
Stock issued on conversion of 6.5% Senior Convertible Notes	2,987,582	149	50,362		—	—	—		50,511	—	50,511
Stock issued on conversion of 2.75% Convertible Senior Notes	102,720	5	1,827		—	—	—		1,832	—	1,832
Exercise of warrants	21,429	1	407		—	—	—		408	—	408
Stock issued in connection with acquisition of InServ	637,475	32	22,468		—	—	—		22,500	—	22,500
Additional costs of private placement	—	—	(31	)(2)	—	—	—		(31)	—	(31)

WILLBROS GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)

						Accumulated	Total Stock-
						Other	holders’		Total
	Common Stock		Capital in			Compre-	Equity	Non-	Stock-
		Par	Excess of	Accumul-	Treasury	hensive	Willbros	controlling	holders’
	Shares	Value	Par Value	ated Deficit	Stock	Income (Loss)	Group, Inc.	Interest	Equity
Balance, December 31, 2007	38,276,545	1,913	571,827	(186,243)	(3,298)	17,199	401,398	1,327	402,725

Net income	—	—	—	43,632	—	—	43,632	1,836	45,468
Foreign currency translation adjustments	—	—	—	—	—	(21,635)	(21,635)	—	(21,635)

Total comprehensive income	—	—	—	—	—	—	21,997	1,836	23,833

Discount amortization of convertible notes	—	—	1,122	—	—	—	1,122	—	1,122
Dividend distribution to noncontrolling interest	—	—	—	—	—	—	—	(1,584)	(1,584)
Stock-based compensation (excluding tax benefit)	—	—	11,652	—	—	—	11,652	—	11,652
Stock-based compensation tax benefit	—	—	2,691	—	—	—	2,691	—	2,691
Deferred restricted stock rights issuance	225,000	11	(11)				—	—	—
Restricted stock grants	552,159	28	(28)	—	—	—	—	—	—
Vesting of restricted stock rights	23,603	1	(1)	—	—	—	—	—	—
Additions to treasury stock, vesting and forfeitures of restricted stock	—	—	—	—	(4,717)	—	(4,717)	—	(4,717)
Exercise of stock options	53,000	3	681	—	—	—	684	—	684
Expenses of a public offering	—	—	(251)	—	—	—	(251)	—	(251)
Stock issued on conversion of 2.75% Convertible Senior Notes	443,913	22	7,958	—	—	—	7,980	—	7,980

Balance, December 31, 2008	39,574,220	1,978	595,640	(142,611)	(8,015)	(4,436)	442,556	1,579	444,135
Net income	—	—	—	17,823	—	—	17,823	1,817	19,640
Foreign currency translation adjustments	—	—	—	—	—	16,161	16,161	—	16,161

Total comprehensive income	—	—	—	—	—	—	33,984	1,817	35,801

Dividend distribution to noncontrolling interest	—	—	—	—	—	—	—	(2,597)	(2,597)
Stock-based compensation (excluding tax benefit)	—	—	13,231	—	—	—	13,231	—	13,231
Stock-based compensation tax benefit (deficiency)	—	—	(1,735)	—	—	—	(1,735)	—	(1,735)
Restricted stock grants	477,079	24	(24)	—	—	—	—	—	—
Vesting of restricted stock rights	37,699	2	(2)	—	—	—	—	—	—
Additions to treasury stock, vesting and forfeitures of restricted stock	—	—	—	—	(1,030)	—	(1,030)	—	(1,030)
Exercise of stock options	17,500	1	189	—	—	—	190	—	190

Balance, December 31, 2009	40,106,498	$2,005	$607,299	$(124,788)	$(9,045)	$11,725	$487,196	$799	$487,995

(1)	Realization of previously recorded foreign currency translation adjustments associated with the Company’s Nigeria assets and operations.

(2)	Private placement completed October 26, 2006.
See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$19,640	$45,468	$(49,741)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Government fines	—	—	22,000
(Income) loss from discontinued operations, net	1,497	(2,757)	21,414
Depreciation and amortization	40,860	44,903	20,675
Goodwill Impairment	—	62,295	—
Amortization of debt issue costs	1,381	1,397	3,132
Amortization of stock-based compensation	13,231	11,652	4,087
Loss on early extinguishment of debt	—	—	15,375
Gain on sales of property, plant and equipment	(1,082)	(7,081)	(835)
Provision for bad debts	664	2,403	387
Deferred income tax provision	(1,193)	(9,546)	535
Excess tax benefit (deficiency) of stock-based compensation	1,735	(2,691)	—
Non-cash interest expense	2,971	2,806	3,163
Equity in joint ventures	—	(105)	—
Changes in operating assets and liabilities:
Accounts receivable, net	38,901	48,291	(58,186)
Contract cost and recognized income not yet billed	27,586	(19,571)	(20,446)
Prepaid expenses	50	6,244	21,982
Parts and supplies inventories	(1,088)	(641)	(634)
Other assets	2,100	2,084	(2,174)
Accounts payable and accrued liabilities	(84,075)	7,009	1,050
Accrued income taxes	(3,487)	520	525
Long-term liability for unrecognized tax benefits	(1,049)	90	350
Contract billings in excess of cost and recognized income	(8,958)	(4,227)	(103)
Other liabilities	4,374	—	—

Cash provided by (used in) operating activities of continuing operations	54,058	188,543	(17,444)
Cash provided by (used in) operating activities of discontinued operations	(191)	3,205	1,651

Cash provided by (used in) operating activities	53,867	191,748	(15,793)
Cash flows from investing activities:
Proceeds from the sale of discontinued operations, net	—	—	105,568
Proceeds from sales of property, plant and equipment	9,585	21,212	2,595
Rebates from purchases of property, plant and equipment	—	1,915	—
Purchase of short-term investments	(16,559)	—	—
Purchases of property, plant and equipment	(13,107)	(35,185)	(26,094)
Acquisition of subsidiaries, net of cash acquired	(13,955)	333	(232,670)

Cash used in investing activities of continuing operations	(34,036)	(11,725)	(150,601)
Cash provided by (used in) investing activities of discontinued operations	—	—	—

Cash used in investing activities	(34,036)	(11,725)	(150,601)
Cash flows from financing activities:
Proceeds from public offering of common stock, net	—	(251)	253,707
Proceeds from private placement of equity	—	—	(31)
Proceeds from exercise of stock options	190	684	4,687
Proceeds from exercise of warrants	—	—	408
Payments on early extinguishment of debt	—	—	(12,993)
Stock-based compensation tax benefit (deficiency)	(1,735)	2,691	—

WILLBROS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2009	2008	2007
Repayments of notes payable	(1,062)	(12,724)	(11,309)
Costs of debt issues	(150)	(166)	(2,426)
Payments to reacquire common stock	(1,030)	(4,717)	(1,144)
Payments on government fines	(6,575)	(12,575)	—
Payments on capital leases	(22,097)	(31,402)	(9,540)
Dividend distributed to noncontrolling interest	(2,597)	(1,584)	(2,019)

Cash provided by (used in) financing activities of continuing operations	(35,056)	(60,044)	219,340
Cash provided by (used in) financing activities of discontinued operations	—	—	—

Cash provided by (used in) financing activities	(35,056)	(60,044)	219,340
Effect of exchange rate changes on cash and cash equivalents	6,135	(5,001)	2,297

Cash provided by all activities	(9,090)	114,978	55,243
Cash and cash equivalents, beginning of period	207,864	92,886	37,643

Cash and cash equivalents, end of period	$198,774	$207,864	$92,886

Supplemental disclosures of cash flow information:
Cash paid for interest (including discontinued operations)	$5,974	$8,355	$7,717
Cash paid for income taxes (including discontinued operations)	$19,883	$40,271	$10,368

Supplemental non-cash investing and financing transactions:
Equipment and property obtained by capital leases	$—	$17,863	$48,454
Deferred government obligation payments (including discontinued operations)	$—	$—	$32,300
Common stock issued for conversion of 6.5% Senior Convertible Notes	$—	$—	$50,511
Common stock issued for conversion of 2.75% Convertible Senior Notes	$—	$7,980	$1,832
Deposit applied to capital lease obligation	$—	$1,432	$—
Restricted stock issued associated with InServ acquisition	$—	$—	$22,500
Prepaid insurance obtained by note payable (including discontinued operations)	$—	$12,754	$11,218
See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
1. Summary of Significant Accounting Policies
Company — Willbros Group, Inc. (“WGI”), a Delaware corporation, and all of its majority-owned subsidiaries (the “Company”) is a provider of energy services to global end markets serving the oil and gas, refinery, petrochemical and power industries. The Company’s principal markets for continuing operations are the United States, Canada and Oman. The Company obtains its work through competitive bidding and through negotiations with prospective clients. Contract values may range from several thousand dollars to several hundred million dollars and contract durations range from a few weeks to more than a year.
The disclosures in the notes to the consolidated financial statements relate to continuing operations, except as otherwise indicated.
Basis of Presentation
Discontinuance of Operations and Asset Disposals — During 2006, the Company chose to exit the following businesses: Nigeria, Venezuela, and the TXP-4 Plant (collectively the “Discontinued Operations”), and accordingly these businesses are presented as discontinued operations in the preceding consolidated financial statements. The net assets and net liabilities related to the Discontinued Operations are shown on the Consolidated Balance Sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations”, respectively. The results of the Discontinued Operations are shown on the Consolidated Statements of Operations as “Income (loss) from discontinued operations net of provisions for income taxes” for all periods shown. For further discussion of Discontinued Operations, see Note 18 — Discontinuance of Operations, Asset Disposals and Transition Services Agreement.
Principles of Consolidation — The consolidated financial statements of the Company include the accounts of WGI, all of its majority-owned subsidiaries and all of its wholly-controlled entities. Inter-company accounts and transactions are eliminated in consolidation. The ownership interest of noncontrolling participants in subsidiaries that are not wholly-owned (principally in Oman) is included as a separate component of equity. The noncontrolling participants’ share of the net income is included as “Income attributable to noncontrolling interest” on the Consolidated Statements of Operations. Interests in the Company’s unconsolidated joint ventures are accounted for using the equity method in the Consolidated Balance Sheets.
Use of Estimates — The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States and include certain estimates and assumptions made by management of the Company in the preparation of the consolidated financial statements. These estimates and assumptions relate to the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the period. Significant items subject to such estimates and assumptions include: revenue recognition under the percentage-of-completion method of accounting, including estimates of progress toward completion and estimates of gross profit or loss accrual on contracts in progress; tax accruals and certain other accrued liabilities; quantification of amounts recorded for contingencies; valuation allowances for accounts receivable and deferred income tax assets and liabilities; and the carrying amount of parts and supplies, property, plant and equipment and goodwill. The Company bases its estimates on historical experience and other assumptions that it believes relevant under the circumstances. Actual results could differ from these estimates.
Commitments and Contingencies — Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when management assesses that it is probable that a liability has been incurred and the amount can be reasonably estimated. Recoveries of costs from third parties, which management assesses as being probable of realization, are separately recorded as assets in “Other assets” on the Consolidated Balance Sheets. Legal costs incurred in connection with matters relating to contingencies are expensed in the period incurred. See Note 16 — Contingencies, Commitments and Other Circumstances for further discussion of the Company’s commitments and contingencies.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
1. Summary of Significant Accounting Policies (continued)
Accounts Receivable — Most of the accounts receivable and contract work in progress are from clients in the oil and gas, refinery, petrochemical and power industries around the world. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Most contracts require payments as the projects progress or, in certain cases, advance payments. The Company generally does not require collateral, but in most cases can place liens against the property, plant or equipment constructed or terminate the contract if a material default occurs. The allowance for doubtful accounts is the Company’s best estimate of the probable amount of credit losses in the Company’s existing accounts receivable. A considerable amount of judgment is required in assessing the realization of receivables. Relevant assessment factors include the creditworthiness of the customer and prior collection history. Balances over 90 days past due and over a specified minimum amount are reviewed individually for collectability. Account balances are charged off against the allowance after all reasonable means of collection are exhausted and the potential for recovery is considered remote. The allowance requirements are based on the most current facts available and are re-evaluated and adjusted on a regular basis and as additional information is received.
Inventories — Inventories, consisting primarily of parts and supplies, are stated at the lower of actual cost or market. Parts and supplies are evaluated at least annually and adjusted for excess and obsolescence. No excess or obsolescence allowances existed at December 31, 2009 or 2008.
Property, Plant and Equipment — Property, plant and equipment is stated at cost. Depreciation, including amortization of capital leases, is provided on the straight-line method using estimated lives as follows:

Construction equipment	4-6 years
Furniture and equipment	3-10 years
Buildings	20 years
Transportation equipment	3-4 years
Aircraft and marine equipment	10 years
Leasehold improvements are amortized on a straight-line basis over the shorter of their economic lives or the lease term. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in “Other, net” in the Consolidated Statements of Operations for the period. Normal repair and maintenance costs are charged to expense as incurred. Significant renewals and betterments are capitalized. Long-lived assets are evaluated for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This evaluation is based upon the Company’s projections of anticipated future cash flows (undiscounted and without interest charges) from the business units which own the assets being evaluated. If the sum of the anticipated future cash flows over the expected useful life of the assets is less than the assets’ carrying value, then a permanent write-down equal to the difference between the assets’ carrying value and the assets’ fair value is required to be charged to earnings. In estimating future cash flows, we generally use a probability weighted average expected cash flow method with assumptions based on those used for internal budgets. The determination of future cash flows, and, if required, fair value of a long-lived asset is, by its nature, a highly subjective judgment. Significant assumptions are required in the forecast of future operating results used in the preparation of the long-term estimated cash flows. Changes in these estimates could have a material effect on the evaluation of the Company’s long-lived assets.
Goodwill and Other Intangible Assets — The Company utilizes the purchase accounting method for business combinations and records intangible assets separate from goodwill. The Company applies a non-amortization approach to account for purchased goodwill and certain intangible assets with indefinite useful lives. The Company also performs an annual impairment test by applying a fair-value-based test. Intangible assets with finite lives continue to be amortized over their useful lives. The useful life of an intangible asset to an entity is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of that entity.
Goodwill — Goodwill is originally recorded as the excess of purchase price over fair value of net assets acquired. The Company performs an annual test for impairment during the fourth quarter of each fiscal year and more frequently if an event or circumstance indicates that impairment may have occurred. The Company performs the required annual impairment test for goodwill by determining the fair values of its reporting units using a discounted cash flow analysis supported by comparative market multiples.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
1. Summary of Significant Accounting Policies (continued)
The fair values of each reporting unit are then compared to their book values. When a possible impairment for a reporting unit is indicated by an excess of carrying value over fair value, the implied fair value of goodwill is calculated by deducting the fair value of net assets of the business, excluding goodwill, from the total fair value of the business. When the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recorded to reduce the carrying value of goodwill to its implied value.
This analysis required the input of several critical assumptions, including:
•	Long term earnings and cash flow projections based on the Company’s strategic budgeting process, subject to future revenue growth rates and operating cost escalation rates.
•	Merger multiples, based on enterprise value and EBITDA, for comparable companies in both the upstream and downstream markets, which are considered Level 3 inputs.
•
Weighted average cost of capital (“WACC”), which takes into account the relative weights of each component of the Company’s consolidated capital structure (equity and debt) and represents the expected cost of new capital adjusted as appropriate to consider lower risk profiles associated with longer term contracts and barriers to market entry.

•	The U.S. Treasury 20-year rate was used as the risk free interest rate.
•	Terminal value assumptions are applied to the final year of the discounted cash flow model.
The Company believes the goodwill amounts reflect the value of the relatively stable, long-lived cash flows of both businesses, considering the current environment and market growth potential. Due to the many variables inherent in the estimation of a business’s fair value and the relative size of the recorded goodwill, differences in assumptions may have a material effect on the results of the Company’s impairment analysis.
Other Intangible Assets — The Company does not have any other intangible assets with indefinite useful lives. The Company does have other intangible assets with finite lives. These other intangible assets consist of customer relationships and backlog recorded in connection with the acquisition of Integrated Service Company, LLC (“InServ”) in November 2007 and customer relationships, trademarks and non- compete agreements recorded in connection with the acquisition of the engineering business of Wink Companies, LLC in July 2009 (renamed Wink Engineering, LLC (“Wink”) in February 2010). The value of existing customer relationships from the InServ and Wink acquisitions was recorded at the estimated fair value determined by using a discounted cash flow method. Such acquired customer relationships have a finite useful life and are therefore being amortized over the estimated useful life of the relationships. Additionally, the Company was able to assign values to the trademarks and non-compete agreements purchased in the Wink acquisition. The trademarks and non-compete agreements were recorded at their fair value and are being amortized over the useful life of the contracts.
Revenue — A number of factors relating to the Company’s business affect the recognition of contract revenue. The Company typically structures contracts as unit-price, time and materials, fixed-price or cost plus fixed fee. The Company believes that its operating results should be evaluated over a time horizon during which major contracts in progress are completed and change orders, extra work, variations in the scope of work and cost recoveries and other claims are negotiated and realized. Revenue from unit-price and time and materials contracts is recognized as earned.
Revenue for fixed-price and cost plus fixed fee contracts is recognized using the percentage-of-completion method. Under this method, estimated contract income and resulting revenue is generally accrued based on costs incurred to date as a percentage of total estimated costs, taking into consideration physical completion. Total estimated costs, and thus contract income, are impacted by changes in productivity, scheduling, the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation and politics may affect the progress of a project’s completion and thus the estimated amount and timing of revenue recognition. Certain fixed-price and cost plus fixed fee contracts include, or are amended to include, incentive bonus amounts, contingent on accomplishing a stated milestone. Revenue attributable to incentive bonus amounts is recognized when the risk and uncertainty surrounding the achievement of the milestone have been removed. The Company does not recognize income on a fixed-price contract until the contract is approximately five to ten percent complete, depending upon the nature of the contract. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
1. Summary of Significant Accounting Policies (continued)
The Company considers unapproved change orders to be contract variations on which the Company has customer approval for scope change, but not for price associated with that scope change. Costs associated with unapproved change orders are included in the estimated cost to complete the contracts and are expensed as incurred. The Company recognizes revenue equal to cost incurred on unapproved changed orders when realization of price approval is probable and the estimated amount is equal to or greater than the cost related to the unapproved change order. Revenue recognized on unapproved change orders is included in “Contract cost and recognized income not yet billed” on the Consolidated Balance Sheets. Revenue recognized on unapproved change orders is subject to adjustment in subsequent periods to reflect the changes in estimates or final agreements with customers.
The Company considers claims to be amounts that the Company seeks or will seek to collect from customers or others for customer-caused changes in contract specifications or design, or other customer-related causes of unanticipated additional contract costs on which there is no agreement with customers on both scope and price changes. Revenue from claims is recognized when agreement is reached with customers as to the value of the claims, which in some instances may not occur until after completion of work under the contract. Costs associated with claims are included in the estimated costs to complete the contracts and are expensed when incurred.
Depreciation — The Company depreciates assets based on their estimated useful lives at the time of acquisition using the straight-line method. Depreciation and amortization related to operating activities is included in contract costs; and depreciation and amortization related to general and administrative activities is included in “General and administrative” (“G&A”) expense in the Consolidated Statements of Operations. Contract costs and G&A expenses are included within “Operating expenses” in the Consolidated Statements of Operations.
Income Taxes — The Financial Accounting Standards Board (“FASB”) standard for income taxes takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. The provision or benefit for income taxes and the annual effective tax rate are impacted by income taxes in certain countries (in Discontinued Operations) being computed based on a deemed profit rather than on taxable income and tax holidays on certain international projects. The Company adopted the FASB’s standard on accounting for uncertainty in income taxes on January 1, 2007. This standard establishes a single model to address accounting for uncertain tax positions. Additionally, it clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The standard also provides guidance on de-recognition, measurement classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. income tax examination by tax authorities for years before 2006 and no longer subject to Canadian income tax for years before 2001 or in Oman for years before 2006.
Other Current Liabilities — Included within other current liabilities is $6,072 and $7,263 of current deferred tax liabilities for the years ended December 31, 2009 and 2008.
Retirement Plans and Benefits — The Company has a voluntary defined contribution retirement plan for U.S. based employees that is qualified, and is contributory on the part of the employees, and a voluntary savings plan for certain international employees that is non-qualified, and is contributory on the part of the employees.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
1. Summary of Significant Accounting Policies (continued)
Stock-Based Compensation — The Company adopted the FASB’s standard on stock based compensation on January 1, 2006, using the modified prospective application method. Under this method, compensation cost resulting from all share-based payment transactions is recognized in the financial statements. This standard establishes the fair value method for measurement and requires all entities to apply this fair value method in accounting for share-based payment transactions. The amount of compensation cost is measured based on the grant-date fair value of the instrument issued and is recognized over the vesting period. The Company uses the Black-Scholes valuation method to determine the fair value of stock options granted as of the grant date. Share-based compensation related to restricted stock and restricted stock rights, also described collectively as restricted stock units (“RSU’s”), is recorded based on the Company’s stock price as of the grant date. Awards granted are expensed ratably over the vesting period of the award. Expense on awards granted prior to March 12, 2009 is accelerated upon reaching retirement age. This provision does not exist for awards granted after March 12, 2009.
Foreign Currency Translation — All significant monetary asset and liability accounts denominated in currencies other than United States dollars are translated into United States dollars at current exchange rates. Translation adjustments are accumulated in other comprehensive income (loss). Non-monetary assets and liabilities in highly inflationary economies are translated into United States dollars at historical exchange rates. Revenue and expense accounts are converted at prevailing rates throughout the year. Gains or losses on foreign currency transactions and translation adjustments in highly inflationary economies are recorded in income in the period in which they are incurred.
Concentration of Credit Risk — The Company has a concentration of customers in the oil and gas, refinery, petrochemical and power industries which expose the Company to a concentration of credit risk within a single industry. The Company seeks to obtain advance and progress payments for contract work performed on major contracts. Receivables are generally not collateralized. The allowance for doubtful accounts was $1,936 and $1,551 at December 31, 2009 and 2008, respectively.
Fair Value of Financial Instruments — The carrying value of financial instruments does not materially differ from fair value.
Income (Loss) per Common Share — Basic income (loss) per share is calculated by dividing net income (loss), less any preferred dividend requirements, by the weighted-average number of common shares outstanding during the year. Diluted income (loss) per share is calculated by including the weighted-average number of all potentially dilutive common shares with the weighted-average number of common shares outstanding. Shares of common stock underlying the Company’s convertible notes are included in the calculation of diluted income per share using the “if-converted” method. Therefore, the numerator for diluted income per share is calculated excluding the after-tax interest expense associated with the convertible notes since these notes are treated as if converted into common stock.
Derivative Financial Instruments — The Company may use derivative financial instruments such as forward contracts, options or other financial instruments as hedges to mitigate non-U.S. currency exchange risk when the Company is unable to match non-U.S. currency revenue with expense in the same currency. The Company had no derivative financial instruments as of December 31, 2009 or 2008.
Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Short-term Investments — The Company may invest a portion of its cash in short-term time deposits, some of which have early withdrawal penalties. All of such deposits have maturity dates that exceed three months. There was $16,559 and $0 of short-term investments outstanding as of December 31, 2009 and 2008, respectively.
Recently Issued Accounting Standards — On July 1, 2009, the FASB Accounting Standards Codification (the “Codification”) became the single official source of authoritative, nongovernmental, U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission (“SEC”). The Codification is designed to simplify U.S. GAAP into a single, topically ordered structure. All guidance contained in the Codification carries an equal level of authority. The Codification is effective for all interim and annual periods ending after September 15, 2009. Implementation of the Codification did not have any impact on the Company’s consolidated financial statements.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
1. Summary of Significant Accounting Policies (continued)
On January 1, 2009, the Company adopted an update to accounting standards related to convertible debt instruments that may be settled in cash upon conversion including partial cash settlement. This update requires the Company to separately account for the debt and equity components of its 2.75% Convertible Senior Notes (“2.75% Notes”) and 6.5% Senior Convertible Notes (“6.5% Notes”) in a manner that reflects their nonconvertible debt borrowing rate at the time of issuance. Therefore, the Company estimated the fair value, as of the date of issuance, of its 2.75% Notes and 6.5% Notes as if the instruments were issued without the conversion option feature. The difference between the fair value and the principal amounts of the instruments was $24,725. This amount was retrospectively recorded as a debt discount and as a component of equity. The discounts are being amortized over seven and five year periods for the 2.75% Notes and 6.5% Notes, respectively, which resulted in additional non-cash interest expense in historical and future periods. The Company’s cash obligations have not changed as a result of the adoption of this standard. The presentation and disclosure requirements have been applied retrospectively for all periods presented related to this standard.
On January 1, 2009, the Company adopted the provisions of a new accounting standard, which established new accounting, reporting, and disclosure standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The standard requires expanded disclosures that clearly identify and distinguish between the interests of the Company’s owners and the interests of the noncontrolling owners (previously referred to as minority interests) of a subsidiary. The presentation and disclosure requirements have been applied retrospectively for all periods presented related to this standard.
On January 1, 2009, the Company adopted an update related to determining the useful life of intangible assets. This update amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously existing literature. The objective of this guidance is to improve the consistency between the useful life of a recognized intangible asset under the FASB’s standard on intangibles — goodwill and other, the period of expected cash flows used to measure the fair value of the asset under the FASB’s standard on business combinations, and other U.S. generally accepted accounting principles. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.
On January 1, 2009, the Company adopted an update to existing accounting standards for business combinations. The update establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest and the goodwill acquired. Additionally, transaction costs that were previously capitalized under current preceding guidance are now required to be expensed as incurred. The update also establishes disclosure requirements which enable users to evaluate the nature and financial effects of the business combination. In April 2009, the FASB issued a further update in relation to accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, which amends the previous guidance to require contingent assets acquired and liabilities assumed in a business combination to be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the measurement period. If fair value cannot be reasonably estimated during the measurement period, the contingent asset or liability would be recognized in accordance with standards and guidance on accounting for contingencies and reasonable estimation of the amount of a loss. Further, this update eliminated the specific subsequent accounting guidance for contingent assets and liabilities, without significantly revising the original guidance. However, contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination would still be initially and subsequently measured at fair value. These updates are effective for all business acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the provisions of these updates for business combinations with an acquisition date on or after January 1, 2009.
On January 1, 2008, the Company adopted the provisions of a new accounting standard that defined the term fair value, established a framework for measuring fair value, and expanded disclosures about fair value measurements. This standard is to be used when other accounting standards require the use of fair value to measure assets or liabilities. The adoption of this accounting pronouncement did not result in a material impact to the consolidated financial statements. In February 2008, the FASB issued an update to the new standard for fair value measurements that provided guidance on the application of the new standard to other standards that address fair value measurements for the purposes of lease classification or measurement.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
1. Summary of Significant Accounting Policies (continued)
This update removes certain leasing transactions from the scope of the new accounting standard for fair value measurement. Further, an additional update was issued which defers the effective date of the new standard for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.
In October 2008, the FASB also issued an update to the original standard related to determining the fair values of a financial asset when the market for the asset is not active, which clarifies the application of the fair value measurement standard in a an inactive market and illustrates how an entity would determine fair value when the market for financial asset is not active. On January 1, 2009, the Company adopted the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination. The adoption of the standard did not have a material impact on its consolidated financial statements.
In April 2009, the FASB further updated the fair value measurement standard to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The Company’s adoption of this guidance did not affect the Company’s consolidated financial statements.
In June 2009, the FASB issued a new accounting standard which provides amendments to previous guidance on the consolidation of variable interest entities (“VIE”). This standard clarifies the characteristics that identify a VIE and changes how a reporting entity identifies a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards calculation to a qualitative approach based on which variable interest holder has controlling financial interest and the ability to direct the most significant activities that impact the VIE’s economic performance. This statement requires the primary beneficiary assessment to be performed on a continuous basis. It also requires additional disclosures about an entity’s involvement with a VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE impacts the reporting entity’s consolidated financial statements. The standard is effective for fiscal years beginning after November 15, 2009. The Company will adopt the standard on January 1, 2010, but does not expect it to have a material impact on the consolidated financial statements.
2. Acquisitions
Wink Companies, LLC
Effective July 9, 2009, the Company acquired the engineering business of Wink, a privately-held firm based in Baton Rouge, Louisiana. Wink serves primarily the U.S. market from its regional offices in Louisiana and Mississippi, providing multi-disciplinary engineering services to clients in the petroleum refining, chemicals and petrochemicals and oil and gas industries. This acquisition provides the Company the opportunity to offer fully integrated engineering, procurement, and construction (“EPC”) services to the downstream hydrocarbon industries. The total purchase price of $17,431 was comprised of $6,075 in cash paid, $10,236 in debt assumed and $1,120 related to the assumption of an unfavorable lease relative to market value. In addition, the Company incurred transaction-related costs of approximately $600.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
2. Acquisitions (continued)
The Company has consolidated Wink in its financial results as part of its Downstream Oil & Gas segment from the date of acquisition. The allocation of purchase price to acquired assets and liabilities is as follows:

Cash acquired	$2,356
Receivables, net	5,876
Other current assets acquired	7,513
Property and equipment	6,441
Other long-term assets	80
Amortizable intangible assets:
Customer relationships	1,101	(1)
Trademark / Tradename	1,300
Non-compete agreement	1,100
Goodwill	3,899	(1)
Liabilities assumed	(12,235)

Total purchase price	$17,431

(1)	Includes an approximate $300 post-acquisition reclassification from customer relationships to goodwill.
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
The results and operations for Wink have been included in the Consolidated Statements of Operations since the completion of the acquisition on July 9, 2009. This acquisition does not have a material impact on the financial statements. Accordingly, pro forma disclosures have not been presented.
Integrated Service Company LLC
Effective November 20, 2007, the Company acquired all the issued and outstanding equity interests of InServ, an Oklahoma limited liability company. Headquartered in Tulsa, Oklahoma, InServ is a fully integrated solutions provider of turnaround, maintenance and capital projects for the hydrocarbon processing and petrochemical industries. InServ’s core competencies include: providing turnkey project services through program management and EPC project services; overhauling fluid catalytic cracking units, the main gasoline producing units in refineries, which run continuously for three to five years between shutdowns; overhauling process units, installing refractory, specialty welding and piping projects and erecting or modifying process heaters in the plants; building, modifying or repairing oil storage tanks, typically located at pipeline terminals and refineries; and manufacturing process heaters, heater coils, alloy piping, specialty components and other equipment for installation in oil refineries.
In connection with the closing, the Company paid approximately $208,925 in satisfaction of the cash portion of the purchase price, consisting of $202,500, less approximately $1,511 for shareholder loans, which were deemed paid at closing, plus approximately $7,936, representing the estimated working capital adjustment. The working capital adjustment was finalized in 2008 at $6,880. The Company paid additional consideration consisting of 637,475 shares of Willbros Group, Inc. common stock having a value of $22,500. In accordance with the acquisition agreement, these shares: (1) were issued under SEC Rule 506 of Regulation D and are restricted as such; (2) will not be registered; and (3) may not be sold for a period of one year after the closing date of the acquisition, and thereafter may only be sold in accordance with applicable securities laws. A total of $20,000 of the cash portion of the purchase price was placed into escrow for a period of eighteen months to be released from escrow in one-third increments on each of the six-month, twelve-month and eighteen-month anniversaries of the closing date. The escrowed cash secures performance of the sellers’ obligations under the definitive agreement, including working capital adjustments and indemnification obligations for breaches of the sellers’ representations, warranties and covenants included in the definitive agreement. The Company has released all escrow payments as of December 31, 2009.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
2. Acquisitions (continued)
The total purchase price amount was $233,180 consisting of $231,425 in purchase price, approximately $660 in transaction costs and $1,095 related to post closing adjustments and the settlement of the working capital adjustment. Goodwill related to this transaction will be deductible for tax purposes in the United States.
A summary of the purchase price allocation is as follows:

Current assets	$63,524
Property, plant and equipment	18,498
Goodwill	131,518
Other intangible assets	51,000
Other non-current assets	175
Current liabilities	(31,535)

Net assets acquired	$233,180

InServ Related Party Transaction
In early 2007, InServ retained Growth Capital Partners, L.P., an investment banking firm, to assist InServ with the possible sale of the company. John T. McNabb, II, the Company’s Chairman of the Board of Directors, is the founder and Chairman of the Board of Directors of Growth Capital Partners, which received a customary fee from InServ upon the sale of InServ. Mr. McNabb and Randy R. Harl, the Company’s President and Chief Executive Officer and one of the Company’s directors, served on the InServ Board of Directors from 2005 until September 18, 2007. Messrs. McNabb and Harl resigned from the Board of Directors of InServ prior to the commencement of discussions between the Company and InServ with respect to the possible acquisition of InServ and Mr. McNabb recused himself from providing any further advice to InServ as a principal of Growth Capital Partners. Messrs McNabb and Harl each owned 3,000 shares of InServ, or individually less than 0.4 percent of the outstanding equity interests of InServ. The Company formed a special committee of the Board of Directors, consisting of all of the independent directors other than Mr. McNabb, to consider, evaluate and approve the acquisition of InServ. In addition, the special committee obtained an opinion dated October 30, 2007 from a nationally recognized investment banking and valuation firm that the consideration to be paid by the Company in the proposed acquisition was fair to the Company, from a financial point of view.
Midwest Management (1987) Ltd.
Effective July 1, 2007, the Company acquired the assets and operations of Midwest Management (1987) Ltd. (“Midwest”) pursuant to a Share Purchase Agreement. Midwest provides pipeline construction, rehabilitation and maintenance, water crossing installations or replacements, and facilities fabrication to the oil and gas industry, predominantly in western Canada.
The total purchase price amount was $23,724, consisting of $22,230 in purchase price and approximately $1,494 in transaction costs. Goodwill related to this transaction will not be deductible for tax purposes in Canada.
A summary of the purchase price allocation is as follows:

Current assets	$7,610
Property, plant and equipment	18,258
Goodwill	5,304
Current liabilities	(3,692)
Deferred income tax liability	(3,756)

Net assets acquired	$23,724

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
3. Other Charges
During 2009, the Company incurred $12,694 of charges related to severance, accelerated vesting of stock awards and operating lease abandonments in order to realign the continuing operating costs with the current level of demand for its services. These charges are included in “Other charges” in the Consolidated Statements of Operations and consist of the following activities:

	Twelve Months Ended
	December 31,
	2009	2008	2007
Employee severance	$5,843	$—	$—
Lease abandonments	3,169	—	—
Accelerated vesting of stock awards	3,682	—	—

Total other charges	$12,694	$—	$—

Other charges by segment are as follows:

	Twelve Months Ended
	December 31,
	2009	2008	2007
Upstream Oil & Gas	$7,965	$—	$—
Downstream Oil & Gas	4,729	—	—

Total other charges	$12,694	$—	$—

Other charges incurred during 2009 include $7,217 related to corporate operations and have been allocated to the Company’s business segments based on a percentage of total revenue.
The accrual at December 31, 2009, for carrying costs of the abandoned lease space totaled $2,325 which consists of $1,816 in “Other current liabilities” and $509 in “Other long-term liabilities” on the Consolidated Balance Sheets. The estimated carrying costs of the abandoned lease space was determined with the assistance of the Company’s third party real estate advisors and were based on an assessment of applicable commercial real estate markets. There may be a significant fluctuation in the estimated costs to the extent the evaluation of the facts, circumstances and expectations change. The principal variables in estimating the carrying costs are the length of time required to sublease the space, the sublease rate and expense for inducements (e.g., rent abatement, tenant improvement allowance) that may be offered to a prospective sublease tenant. While the Company believes this accrual is adequate, it is subject to adjustment as conditions change. The Company will continue to evaluate the adequacy of the accrual and will make the necessary changes to the accrual as conditions warrant. Activity in the accrual related to other charges for the year ended December 31, 2009 is as follows:

		Non-
		Cancelable
		Lease and
	Employee	Other
	Termination and	Contractual
	Other Benefits	Obligations	Total
Accrued cost at December 31, 2008	$—	$—	$—
Costs recognized during 2009	9,525	3,169	12,694
Cash payments	(3,763)	(404)	(4,167)
Non-cash charges (1)	(3,682)	(440)	(4,122)
Change in estimates	—	—	—

Accrued cost At December 31, 2009	$2,080	$2,325	$4,405

(1)	Non-cash charges consist of $3,682 of accelerated stock-based compensation, $444 of leasehold improvement write-offs and $4 of accretion expense.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
4. Accounts Receivable
Accounts receivable, net as of December 31, 2009 and 2008 is comprised of the following:

	December 31,
	2009	2008
Trade	$105,858	$153,773
Unbilled revenue	18,314	22,675
Contract retention	38,357	13,573
Other receivables	1,867	1,498

Total accounts receivable	164,396	191,519
Less: allowance for doubtful accounts	(1,936)	(1,551)

Total accounts receivable, net	$162,460	$189,968

The Company expects all accounts receivable to be collected within one year. The provision for bad debts included in “General and administrative” expenses in the Consolidated Statements of Operations was $664, $2,403, and $387 for the years ended December 31, 2009, 2008 and 2007, respectively.
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
Contract cost and recognized income not yet billed and related amounts billed as of December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
Cost incurred on contracts in progress	$1,113,712	$1,576,037
Recognized income	161,398	180,830

	1,275,110	1,756,867
Progress billings and advance payments	(1,241,437)	(1,710,657)

	$33,673	$46,210

Contract cost and recognized income not yet billed	$45,009	$64,499
Contract billings in excess of cost and recognized income	(11,336)	(18,289)

	$33,673	$46,210

Contract cost and recognized income not yet billed includes $1,551 and $218 at December 31, 2009 and 2008, respectively, on completed contracts.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
6. Property, Plant and Equipment
Property, plant and equipment, which are used to secure debt or are subject to lien, at cost, as of December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
Construction equipment	$140,157	$146,922
Furniture and equipment	44,119	37,991
Land and buildings	36,278	30,413
Transportation equipment	32,264	34,984
Leasehold improvements	16,221	14,861
Aircraft	7,410	6,591
Marine equipment	120	142

Total property, plant and equipment	276,569	271,904
Less: accumulated depreciation	(143,690)	(121,916)

Total property, plant and equipment, net	$132,879	$149,988

Amounts above include $4,401 and $8,588 of construction in progress as of December 31, 2009 and 2008, respectively. Depreciation expense included in operating expense for the years ended December 31, 2009, 2008 and 2007 was $34,345, $34,483 and $19,881, respectively.
7. Goodwill and Other Intangible Assets
The Company’s goodwill by segment as of December 31, 2009 and 2008 was as follows:

		Impairment
Upstream Oil & Gas	Goodwill	Losses	Total
Balance as of January 1, 2008	$12,818	$—	$12,818
Goodwill from acquisitions	—	—	—
Purchase price adjustments	(581)	—	(581)
Impairment losses	—	—	—
Translation adjustments and other	(1,095)	—	(1,095)

Balance as of December 31, 2008	11,142	—	11,142
Goodwill from acquisitions	—	—	—
Purchase price adjustments	—	—	—
Impairment losses	—	—	—
Translation adjustments and other	1,496	—	1,496

Balance as of December 31, 2009	$12,638	$—	$12,638

		Impairment
Downstream Oil & Gas	Goodwill	Losses	Total
Balance as of January 1, 2008	$130,423	$—	$130,423
Goodwill from acquisitions	—	—	—
Purchase price adjustments	1,095	—	1,095
Impairment losses	—	(62,295)	(62,295)
Translation adjustments and other	—	—	—

Balance as of December 31, 2008	131,518	(62,295)	69,223
Goodwill from acquisitions	3,600	—	3,600
Purchase price adjustments	299	—	299
Impairment losses	—	—	—
Translation adjustments and other	15	—	15

Balance as of December 31, 2009	$135,432	$(62,295)	$73,137

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
7. Goodwill and Other Intangible Assets (continued)
Goodwill and other purchased intangible assets are included in the identifiable assets of the segment to which they have been assigned. The Company performs an annual impairment test of goodwill during the fourth quarter each year and more often as circumstances require. Any impairment, as well as the amortization of other purchased intangible assets, is charged against the respective segment’s operating income. In performing the goodwill impairment tests, the Company primarily uses a discounted cash flow approach corroborated by comparative market multiples to determine the fair value of its businesses. After conducting its 2008 test, the Company determined that goodwill at Downstream Oil & Gas was impaired by $62,295. The Company recorded no impairment in 2009.
The Company’s other intangible assets as of December 31, 2009 and 2008 were as follows:

	December 31, 2008
	Customer			Non-compete
	Relationships	Backlog	Trademark	Agreements	Total
Gross carrying amount	$40,500	$10,500	$—	$—	$51,000
Accumulated amortization	(3,631)	(7,583)	—	—	(11,214)

Net carrying amount	$36,869	$2,917	$—	$—	$39,786

	December 31, 2009
	Customer			Non-compete
	Relationships	Backlog	Trademark	Agreements	Total
Gross carrying amount	$41,900	$10,500	$1,300	$1,100	$54,800
Purchase price adjustments	(299)	—	—	—	(299)
Accumulated amortization	(7,054)	(10,500)	(65)	(110)	(17,729)

Net carrying amount	$34,547	$—	$1,235	$990	$36,772

Weighted average remaining amortization period	10.0 yrs	N/A	9.5 yrs	4.5 yrs

Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 1.5 to 12.1 years.
Amortization expense included in operating expense for the years ended December 31, 2009 and 2008 was $6,515 and $10,420, respectively. Estimated amortization expense for each of the subsequent five years and thereafter is as follows:

Fiscal year:
2010	$3,810
2011	3,810
2012	3,810
2013	3,810
2014	3,700
Thereafter	17,832

Total amortization	$36,772

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
8. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities as of December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
Trade accounts payable	$48,302	$110,353
Payroll and payroll liabilities	23,037	36,040
Provision for loss contract costs	1,062	—
Other accrued liabilities	9,420	8,912

Total accounts payable and accrued liabilities	$81,821	$155,305

9. Government Obligations
Government obligations represent amounts due to government entities, specifically the United States Department of Justice (“DOJ”) and the SEC, in final settlement of the investigations involving violations of the Foreign Corrupt Practices Act (the “FCPA”) and violations of the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These investigations stem primarily from the Company’s former operations in Bolivia, Ecuador and Nigeria. In May 2008, the Company reached final agreements with the DOJ and the SEC to settle their investigations. As previously disclosed, the agreements provided for an aggregate payment of $32,300 including $22,000 in fines to the DOJ related to the FCPA violations, consisting of $10,000 paid on signing and $4,000 annually for three years thereafter, with no interest due on unpaid amounts and $10,300 to the SEC, consisting of $8,900 of profit disgorgement and $1,400 of pre-judgment interest, payable in four equal installments of $2,575 with the first installment paid on signing and annually for three years thereafter. Post-judgment interest will be payable on the outstanding $7,725.
During the twelve months ended December 31, 2008, $12,575 of the aggregate obligation was paid, which consisted of the initial $10,000 payment to the DOJ and the first installment of $2,575 to the SEC, inclusive of all pre-judgment interest. During the twelve months ended December 31, 2009, $6,575 of the aggregate obligation was relieved, which consisted of the $4,000 annual installment to the DOJ and the $2,575 annual installment to the SEC, inclusive of all pre-judgment interest.
The remaining aggregate obligation of $13,150 has been classified on the Consolidated Balance Sheets as $6,575 in “Current portion of government obligations” and $6,575 in “Long-term portion of government obligations.” This division is based on payment terms that provide for two remaining equal installments of $2,575 and $4,000 to the SEC and DOJ in 2010 and 2011, respectively.
10. Long-term Debt
Long-term debt as of December 31, 2009 and 2008 was as follows:

	December 31,
	2009	2008
2.75% Convertible Senior Notes	$56,071	$53,652
6.5% Senior Convertible Notes	31,450	30,898
Capital lease obligations	16,516	34,874
Other obligations	—	27
2007 Credit Facility	—	—

Total long-term debt	104,037	119,451
Less: current portion	(37,274)	(9,715)

Long-term debt, net	$66,763	$109,736

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
10. Long-term Debt (continued)
2007 Credit Facility
On November 20, 2007, the Company entered into a credit agreement (the “Credit Agreement”), among Willbros United States Holdings, Inc. (“WUSH”), a subsidiary of the Company (formerly known as Willbros USA, Inc.), as borrower, the Company and certain of its subsidiaries as guarantors (collectively, the “Loan Parties”), and a group of lenders (the “Lenders”) led by Calyon New York Branch (“Calyon”). The Credit Agreement provides for a three-year senior secured $150,000 revolving credit facility due November 2010 (the “2007 Credit Facility”). The Company is able to utilize 100 percent of the 2007 Credit Facility to obtain performance letters of credit and 33.3 percent (or $50,000) of the facility for cash advances for general corporate purposes and financial letters of credit. The 2007 Credit Facility is secured by substantially all of the assets of the Loan Parties, as well as a pledge of 100 percent of the equity interests of WUSH and each of the Company’s other material subsidiaries and 65.0 percent of the equity interests of Willbros Global Holdings, Inc.
Fees payable under the 2007 Credit Facility include: (1) an excess facility fee at a rate per annum equal to 0.50 percent of the unused 2007 Credit Facility capacity, payable quarterly in arrears; (2) a commission on the face amount of all outstanding performance letters of credit equal to the applicable margin then in effect for performance letters of credit, payable quarterly in arrears; (3) a commission on the face amount of all outstanding financial letters of credit equal to the applicable LIBOR margin then in effect, payable quarterly in arrears; and (4) a letter of credit fee equal to 0.125 percent per annum of aggregate commitments. Interest on any cash borrowings is payable quarterly in arrears at a floating rate based on the base rate (as defined in the Credit Agreement) or, at the Company’s option, at a rate equal to the one-, two-, three-, or six-month Eurodollar rate (LIBOR) plus, in each case, an applicable margin as determined using a performance-based grid described in the Credit Agreement. The Credit Agreement includes customary affirmative and negative covenants, including: certain financial covenants described below; limitations on capital expenditures triggered by liquidity levels lower than $35,000; limitations on foreign cash investments, total indebtedness, and liens; and limitations on certain asset sales and dispositions as well as certain acquisitions and asset purchases. The 2007 Credit Facility prohibits the Company from paying cash dividends on its common stock.
A default under the Credit Agreement may be triggered by events such as a failure to comply with financial covenants or other covenants under the Credit Agreement, a failure to make payments when due under the Credit Agreement, a failure to make payments when due in respect of or a failure to perform obligations relating to debt obligations in excess of $5,000, a change of control of the Company or certain insolvency proceedings. A default under the Credit Agreement would permit Calyon and the lenders to restrict the Company’s ability to further access the 2007 Credit Facility for cash advances or letters of credit, require the immediate repayment of any outstanding cash advances with interest and require the cash collateralization of outstanding letter of credit obligations. Unamortized debt issue costs associated with the creation of the 2007 Credit Facility total $498 and $960 and are included in other assets at December 31, 2009 and December 31, 2008, respectively. These costs are being amortized to interest expense over the three-year term of the Credit Facility ending November 2010.
The 2007 Credit Facility also includes financial covenants relating to maintenance of the following:
•
A minimum net worth in an amount of not less than the sum of $106,458 plus 50.0 percent of consolidated net income earned in each fiscal quarter ended after December 31, 2007 plus adjustments for certain equity transactions and debt conversions;

•	A maximum leverage ratio of 2.00 to 1.00 for the fiscal quarter ending December 31, 2009 and for each fiscal quarter thereafter;

•	A minimum fixed charge coverage ratio of not less than 3.50 to 1.00 for the fiscal quarter ending December 31, 2009 and for each fiscal quarter thereafter; and

•
If the Company’s liquidity during any fiscal quarter falls below $35,000, a maximum capital expenditure ratio of 1.50 to 1.00 (cost of assets added through purchase or capital lease) for such fiscal quarter and for each of the three quarters thereafter.

At December 31, 2009, the Company was in compliance with all of these covenants.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
10. Long-term Debt (continued)
As of December 31, 2009, there were no borrowings outstanding under the 2007 Credit Facility and there were $48,602 in outstanding letters of credit consisting of $48,602 issued for projects in continuing operations and $0 issued for projects related to Discontinued Operations.
6.5% Senior Convertible Notes
In December 2005, the Company completed a private placement of $65,000 aggregate principal amount of its 6.5% Senior Convertible Notes due 2012 (the “6.5% Notes”), pursuant to a purchase agreement (the “Purchase Agreement”). During the first quarter of 2006, the initial purchasers of the 6.5% Notes exercised their options to purchase an additional $19,500 aggregate principal amount of the 6.5% Notes. The primary offering and the purchase option of the 6.5% Notes totaled $84,500.
The 6.5% Notes are governed by an indenture that was entered into by and among the Company, as issuer, WUSH, as guarantor, and effective January 1, 2010 Bank of Texas, N.A. (as successor to the original trustee), as Trustee (the “Indenture”), and were issued under the Purchase Agreement by and among the Company and the initial purchasers of the 6.5% Notes (the “Purchasers”), in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. The 6.5% Notes are convertible into shares of the Company’s common stock at a conversion rate of 56.9606 shares of common stock per $1,000 principal amount of notes representing a conversion price of approximately $17.56 per share. If all notes had been converted to common stock at December 31, 2009, 1,825,587 shares would have been issuable based on the principal amount of the 6.5% Notes which remain outstanding, subject to adjustment in certain circumstances. The 6.5% Notes are general senior unsecured obligations. Interest is due semi-annually on June 15 and December 15, and began on June 15, 2006.
The 6.5% Notes mature on December 15, 2012 unless the notes are repurchased or converted earlier. The Company does not have the right to redeem the 6.5% Notes prior to maturity. Upon maturity, the principal amount plus the accrued interest through the day prior to the maturity date is payable only in cash. The holders of the 6.5% Notes have the right to require the Company to purchase the 6.5% Notes for cash, including unpaid interest, on December 15, 2010. The holders of the 6.5% Notes also have the right to require the Company to purchase the 6.5% Notes for cash upon the occurrence of a fundamental change, as defined in the Indenture. In addition to the amounts described above, the Company will be required to pay a “make-whole premium” to the holders of the 6.5% Notes who elect to convert their notes into the Company’s common stock in connection with a fundamental change. The make-whole premium is payable in additional shares of common stock and is calculated based on a formula with the premium ranging from 0.0 percent to 28.0 percent depending on when the fundamental change occurs and the price of the Company’s stock at the time the fundamental change occurs. Based on the uncertainty surrounding the future economic conditions, the Company was unable to estimate the number or probability of future repurchases of the 6.5% Notes on December 15, 2010. As such, all $31,450 (net of $600 bond discount) has been classified as short-term and included within “Notes payable and current portion of other long-term debt” on the Consolidated Balance Sheet at December 31, 2009.
Upon conversion of the 6.5% Notes, the Company has the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and shares of its common stock. Under the Indenture, the Company is required to notify holders of the 6.5% Notes of its method for settling the principal amount of the 6.5% Notes upon conversion. This notification, once provided, is irrevocable and legally binding upon the Company with regard to any conversion of the 6.5% Notes. On March 21, 2006, the Company notified holders of the 6.5% Notes of its election to satisfy its conversion obligation with respect to the principal amount of any 6.5% Notes surrendered for conversion by paying the holders of such surrendered 6.5% Notes 100 percent of the principal conversion obligation in the form of common stock of the Company. Until the 6.5% Notes are surrendered for conversion, the Company will not be required to notify holders of its method for settling the excess amount of the conversion obligation relating to the amount of the conversion value above the principal amount, if any. In the event of a default of $10,000 or more on any credit agreement, including the 2007 Credit Facility and the 2.75% Notes, a corresponding event of default would result under the 6.5% Notes.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
10. Long-term Debt (continued)
During 2007, the Company completed four transactions to induce conversion with four Purchasers of the 6.5% Notes. Under the conversion agreements, the Purchasers converted $50,511 in aggregate principal amount of the 6.5% Notes into 2,987,582 shares of the Company’s common stock. As an inducement for the Purchasers to convert, the Company made aggregate cash payments to the Purchasers of $12,720, plus $1,481 in accrued interest for the current interest period. In connection with the induced conversion, the Company recorded a loss on early extinguishment of debt of $15,375. The loss on early extinguishment of debt is inclusive of the cash premium paid to induce conversion and $2,655 of unamortized debt issue costs.
A covenant in the indenture for the 6.5% Notes prohibits the Company from incurring any additional indebtedness if its consolidated leverage ratio exceeds 4.00 to 1.00. As of December 31, 2009, this covenant would not have precluded the Company from borrowing under the 2007 Credit Facility.
The Company is required to separately account for the debt and equity components of the 6.5% Notes in a manner that reflects its nonconvertible debt borrowing rate at the time of issuance. The difference between the fair value and the principal amount was recorded as a debt discount and as a component of equity. The debt and equity components recognized for the Company’s 6.5% Notes were as follows:

	December 31,
	2009	2008
Principal amount of 6.5% Notes	$32,050	$32,050
Unamortized discount	(600)	(1,152)

Net carrying amount	$31,450	$30,898

Additional paid-in capital	$3,131	$3,131

At December 31, 2009, the unamortized discount had a remaining recognition period of approximately 12 months.
The amount of interest expense recognized and effective interest rate related to this debt for the years ended December 31, 2009, 2008 and 2007 were as follows:

	Year Ended December 31,
	2009	2008	2007

Contractual coupon interest	$2,083	$2,083	$3,220
Amortization of discount	552	507	713

Interest expense	$2,635	$2,590	$3,933

Effective interest rate	8.46%	8.46%	8.46%
2.75% Convertible Senior Notes
In 2004, the Company completed a primary offering of $60,000 of 2.75% Convertible Senior Notes (the “2.75% Notes”). Also, in 2004, the initial purchasers of the 2.75% Notes exercised their option to purchase an additional $10,000 aggregate principal amount of the 2.75% Notes. The primary offering and purchase option of the 2.75% Notes totaled $70,000. The 2.75% Notes are general senior unsecured obligations. Interest is paid semi-annually on March 15 and September 15, and began on September 15, 2004. The 2.75% Notes mature on March 15, 2024 unless the notes are repurchased, redeemed or converted earlier. Upon maturity, the principal amount plus the accrued interest through the day prior to the maturity date is payable only in cash. The indenture for the 2.75% Notes originally provided that the Company could redeem the 2.75% Notes for cash on or after March 15, 2011, at 100 percent of the principal amount of the notes plus accrued interest. The holders of the 2.75% Notes have the right to require the Company to purchase the 2.75% Notes, including unpaid interest, on March 15, 2011, 2014, and 2019 or upon a change of control related event. On March 15, 2014 and 2019, the Company has the option of providing its common stock in lieu of cash, or a combination of common stock and cash to fund purchases.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
10. Long-term Debt (continued)
Accrued interest on the notes on all three put dates can only be paid in cash. Upon the occurrence of a fundamental change, as defined by the Indenture, the holders of the 2.75% Notes have the right to require the Company to purchase the 2.75% Notes for cash, in addition to a “make-whole premium” that is payable in cash or in additional shares of common stock. The holders of the 2.75% Notes may, under certain circumstances, convert the notes into shares of the Company’s common stock at an initial conversion ratio of 51.3611 shares of common stock per $1,000.00 principal amount of notes representing a conversion price of approximately $19.47 per share and resulting in 3,048,641 shares at December 31, 2009 based on the principal amount of the 2.75% Notes which remain outstanding, subject to adjustment in certain circumstances. The notes will be convertible only upon the occurrence of certain specified events including, but not limited to, if, at certain times, the closing sale price of the Company’s common stock exceeds 120.0 percent of the then current conversion price, or $23.36 per share, based on the initial conversion price. In the event of a default under any Company credit agreement other than the indenture covering the 2.75% Notes, (1) in which the Company fails to pay principal or interest on indebtedness with an aggregate principal balance of $10,000 or more; or (2) in which indebtedness with a principal balance of $10,000 or more is accelerated, an event of default would result under the 2.75% Notes.
An indenture amendment extended the initial date on or after which the 2.75% Notes may be redeemed by the Company to March 15, 2013 from March 15, 2011 for cash at 100 percent of the principal amount of the notes plus accrued interest. In addition, a new provision was added to the indenture which requires the Company, in the event of a “fundamental change” which is a change of control event in which 10.0 percent or more of the consideration in the transaction consists of cash to make a coupon make-whole payment equal to the present value (discounted at the U.S. treasury rate) of the lesser of (a) two years of scheduled payments of interest on the 2.75% Notes or (b) all scheduled interest on the 2.75% Notes from the date of the transaction through March 15, 2013.
On November 29, 2007, a holder exercised its right to convert, converting $1,832 in aggregate principal amount of the 2.75% Notes into 102,720 shares of the Company’s common stock. In connection with the conversion, the Company expensed a proportionate amount of its debt issue costs resulting in additional period interest expense of $47. On March 20, 2008, a holder exercised its right to convert, converting $7,980 in aggregate principal amount of the 2.75% Notes into 443,913 shares of the Company’s common stock. In connection with the conversion, the Company expensed a proportionate amount of its debt issuance costs resulting in additional period interest of $187.
The Company is required to separately account for the debt and equity components of the 2.75% Notes in a manner that reflects its nonconvertible debt borrowing rate at the time of issuance. The difference between the fair value and the principal amount was recorded as a debt discount and as a component of equity. The debt and equity components recognized for the Company’s 2.75% Notes were as follows:

	December 31,
	2009	2008
Principal amount of 2.75% Notes	$59,357	$59,357
Unamortized discount	(3,286)	(5,705)

Net carrying amount	$56,071	$53,652

Additional paid-in capital	$14,235	$14,235

At December 31, 2009, the unamortized discount had a remaining recognition period of approximately 15 months.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
10. Long-term Debt (continued)
The amount of interest expense recognized and effective interest rate related to this debt for the years ended December 31, 2009, 2008 and 2007 were as follows:

	Year Ended December 31,
	2009	2008	2007

Contractual coupon interest	$1,632	$1,672	$1,916
Amortization of discount	2,419	2,298	2,449

Interest expense	$4,051	$3,970	$4,365

Effective interest rate	7.40%	7.40%	7.40%
Capital Leases
The Company has entered into multiple capital lease agreements to acquire various construction equipment which have a weighted average of interest paid of 6.1 percent. Assets held under capital leases at December 31, 2009 and 2008 are summarized below:

	December 31,
	2009	2008

Construction equipment	$23,475	$43,175
Auto, trucks and trailers	1,895	4,090
Furniture and equipment	1,911	—

Total assets held under capital lease	27,281	47,265
Less: accumulated depreciation	(9,800)	(11,167)

Net assets under capital lease	$17,481	$36,098

The following are the minimum lease payments for assets financed under capital lease arrangements as of December 31, 2009:

Fiscal year:
2010	$7,296
2011	4,906
2012	4,523
2013	952
2014	52
Thereafter	—

Total minimum lease payments under capital lease obligations	17,729
Less: future interest expense	(1,213)

Net minimum lease payments under capital leases obligations	16,516
Less: current portion of net minimum lease payments	(5,824)

Long-term net minimum lease payments	$10,692

Other Obligations
The Company has unsecured credit facilities with banks in certain countries outside the United States. Borrowings in the form of short-term notes and overdrafts are made at competitive local interest rates. Generally, each line is available only for borrowings related to operations in a specific country. Credit available under these facilities is approximately $6,408 at December 31, 2009. There were no outstanding borrowings made under these facilities at December 31, 2009 or 2008.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
11. Retirement Benefits
The Company has defined contribution plans that are funded by participating employee contributions and the Company. The Company matches employee contributions, up to a maximum of four percent of salary, in the form of cash. The Company match was suspended in May 2009 through December 2009 for all U.S. based plans. Company contributions for the plans were $1,435, $3,069 and $2,265 in 2009, 2008 and 2007, respectively.
12. Income Taxes
The Company moved its corporate domicile from Panama to the United States in March 2009 and operates primarily in the U.S., Canada and Oman. These countries have substantially different tax regimes and tax rates which affect the consolidated income tax provision of the Company and its effective tax rate. Moreover, losses from one country generally cannot be used to offset taxable income from another country and some expenses incurred in certain tax jurisdictions receive no tax benefit thereby affecting the effective tax rate.
Income (loss) before income taxes consist of:

	Year Ended December 31,
	2009	2008	2007

Other countries	$17,495	$35,723	$(37,208)
United States	10,511	31,264	21,209

	28,006	66,987	(15,999)
Oman noncontrolling interest	1,868	1,666	2,175

	$29,874	$68,653	$(13,824)

Provision for income taxes by country consist of:

	Year Ended December 31,
	2009	2008	2007
Current provision:
Other countries	$7,325	$1,214	$5,851
United States:
Federal	2,648	32,188	8,110
State	921	6,159	1,444

	10,894	39,561	15,405

Deferred tax expense (benefit):
Other countries	(2,706)	8,808	(2,095)
United States	1,607	(22,577)	1,253

	(1,099)	(13,769)	(842)

Total provision for income taxes	$9,795	$25,792	$14,563

(1)
The total provision for income taxes excludes net adjustments related to unrecognized tax benefits of $(1,058), $150 and ($60) for 2009, 2008 and 2007, respectively, as a result of the adoption of the FASB’s standard regarding the recognition of tax benefits.

The provision for income taxes has been determined based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The Company and its subsidiaries operating in the United States are subject to federal income tax rates up to 35 percent and varying state income tax rates and methods of computing tax liabilities. The Company’s principal international operations are in Canada and Oman. The Company’s subsidiaries in Canada and Oman are subject to corporate income tax rates of 29 percent and 12 percent, respectively. The Company did not have any non-taxable foreign earnings from tax holidays for taxable years 2007 through 2009.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Income Taxes (continued)
As required by the FASB’s standard on income taxes-special areas, management has analyzed its operations in the U.S., Canada and Oman. The Company’s current operating strategy is to reinvest foreign earnings. The Company does not plan to sell the shares of any foreign subsidiaries. Therefore, no deferred income tax liability has been recorded.
A reconciliation of the differences between the provision for income tax computed at the appropriate statutory rates and the reported provision for income taxes is as follows. For 2008 and 2007, the Company was domiciled in Panama, which has no corporate income tax. For 2009, the Company was domiciled in the U.S., which has a 35.0 percent statutory tax rate.

	2009	2008	2007

Taxes on earnings at statutory rate in domicile of parent company	$9,803	$—	$—
Earnings taxed at rates less or greater than parent company rates
United States	—	12,099	3,507
Other countries	(1,854)	10,615	7,037
State income taxes, net of U.S. federal benefit	506	2,091	1,875
Other permanent items	1,568	2,147	2,144
Foreign rate changes	—	(1,461)	—
Changes in provision for unrecognized tax positions
Statute expirations and tax authority settlements	(1,945)	(725)	—
Other changes in unrecognized tax positions	914	875	(60)
Change in valuation allowance	(301)	301	—
Other	46	—	—

Total Provision for income taxes	$8,737	$25,942	$14,503

The effective rate in 2007 was impacted by the non-deductibility in Panama of the $22,000 in government fines and the $15,375 of loss on extinguishment of debt.
Upon adoption of the FASB’s standard on the recognition of tax benefits in 2007, the Company recorded a $6,369 charge to beginning stockholders’ equity for unrecognized tax positions. During 2009, the Company recognized $1,945 of previously recorded unrecognized tax benefits due to the expiration of the statute of limitations for purposes of assessment and the resolution of certain audits. The Company accrued new uncertain tax positions in the amount of $622. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2009	$6,232
Change in measurement of existing tax positions related to expiration of statute of limitations	(1,945)
Additions based on tax positions related to the current year	662
Additions based on tax positions related to prior years	563

Balance at December 31, 2009	$5,512

The $5,512 of unrecognized tax benefits will impact the Company’s effective tax rate if ultimately recognized. The amount of unrecognized tax benefits reasonably possible to be recognized during 2010 is approximately $1,230. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the twelve months ended December 31, 2009, the Company has recognized $291 in interest expense. Interest and penalties are included in the table above, in addition to the effects of the changes in foreign currency that are included in other comprehensive income.
The Company has a total net tax asset equal to $18,145 (excluding uncertain tax positions), which is comprised of prepaid taxes or tax refunds in the amount of $9,234 recorded in the Company’s prepaid expenses, accrued income taxes of $1,570, which is currently owed to various federal and state/provincial tax authorities, and a net deferred income tax asset of $10,481, which represents amounts owed to various tax authorities in the future.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Income Taxes (continued)
The decrease in the Company’s deferred tax liability was primarily the result of bond discount amortization recorded related to convertible debt instruments and income recorded but yet to be paid by certain clients. The principal components of the Company’s net deferred tax assets are:

	December 31,
	2009	2008
Deferred tax assets:
Current:
Accrued vacation	$1,118	$1,557
Allowance for doubtful accounts	656	691
Estimated loss	421	—
Other	680	290

	2,875	2,538
Non-current:
Deferred compensation	3,414	3,402
Goodwill impairment	20,166	22,926
U.S. tax net operating loss carry forwards	694	1,223
Non-U.S. tax net operating loss carry forwards	183	316
Other	577

Gross deferred tax assets	25,034	27,867
Valuation allowance	—	(301)

Deferred tax assets, net of valuation allowance	27,909	30,104

Deferred tax liabilities:
Current:
Prepaid expenses	(1,001)	(1,138)
Partnership tax deferral	(5,071)	(6,048)
Other	—	(77)

	(6,072)	(7,263)

Non-current:
Unbilled profit/retainage	(3,972)	(1,616)
Bond discount amortization	(1,540)	(2,743)
Depreciation	(5,844)	(5,824)

Deferred tax liabilities	(17,428)	(17,446)

Net deferred tax assets	$10,481	$12,658

The net deferred tax assets (liabilities) by geographical location are as follows:

	December 31,
	2009	2008
United States	$20,802	$24,145
Other countries	(10,321)	(11,487)

Net deferred tax assets	$10,481	$12,658

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Income Taxes (continued)
The ultimate realization of deferred tax assets related to net operating loss carry forwards (including state net operating loss carry forwards) is dependent upon the generation of future taxable income in a particular tax jurisdiction during the periods in which the use of such net operating losses are allowed. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. In 2010, the Company expects to utilize United States/Canadian federal net operating losses of $2,580.
At December 31, 2009, the Company has remaining U.S. federal net operating loss carry forwards of $2,183 and state net operating loss carry forwards of $2,643. The Company’s U.S. federal net operating losses expire in 2013. A state net operating loss generally expires five years after the period in which the net operating loss was incurred. Based upon the level of historical taxable, income carrybacks available to the Company, and projections for future taxable income over the periods in which the net operating losses can be utilized to offset taxable income, management believes that the Company will realize the tax benefits of $877 from these loss carry forwards in 2010. As such, no valuation allowance has been established as of December 31, 2009.
The Company has deferred taxable income of approximately $12,675 related to its Canadian operations into future years. The Company expects to pay tax related to this deferred income of $3,549 in 2010.
13. Stockholders’ Equity
The information contained in this note pertains to continuing and discontinued operations.
Public Offering
On November 20, 2007, the Company completed a public offering of 7,906,250 common shares at $34.00 per share. The underwriters exercised the option to purchase all shares available for over-allotments. The Company received $253,456 in net proceeds after underwriting discount and offering costs. The net proceeds were used to fund the cash portion of the purchase price for the acquisition of InServ, capital expenditures and working capital.
Stockholder Rights Plan
On April 1, 1999, the Company adopted a Stockholder Rights Plan and declared a distribution of one Preferred Share Purchase Right on each outstanding share of the Company’s common stock. The distribution was made on April 15, 1999 to stockholders of record on that date. The Stockholder Rights Plan was terminated on March 3, 2009.
Stock Ownership Plans
During May 1996, the Company established the Willbros Group, Inc. 1996 Stock Plan (the “1996 Plan”) with 1,125,000 shares of common stock authorized for issuance to provide for awards to key employees of the Company, and the Willbros Group, Inc. Director Stock Plan (the “Director Plan”) with 125,000 shares of common stock authorized for issuance to provide for the grant of stock options to non-employee directors. The number of shares authorized for issuance under the 1996 Plan, and the Director Plan, was increased to 4,825,000 and 225,000, respectively, by stockholder approval. No options may be granted under the Director Plan after April 16, 2006. In 2006, the Company established the 2006 Director Restricted Stock Plan (the “2006 Director Plan”) with 50,000 shares of restricted stock and restricted stock rights authorized for issuance to non-employee directors. The number of shares authorized for issuance under the 2006 Director’s Plan was increased in 2008 to 250,000 by stockholder approval.
Restricted stock and restricted stock rights, also described collectively as restricted stock units (“RSU’s”), and options granted under the 1996 Plan vest generally over a three to four year period. Options granted under this plan expire ten years subsequent to the grant date. Upon stock option exercise, common shares are issued as original stock. Options granted under the Director Plan are fully vested. RSUs granted under the 2006 Director Plan vest one year after the date of grant. At December 31, 2009, the 1996 Plan had 445,998 shares and the 2006 Director Plan had 156,711 shares available for grant. Of the shares available at December 31, 2009 in the 1996 Plan, 75,000 shares are reserved for future grants required under employment agreements. Certain provisions allow for accelerated vesting based on increases of share prices and on eligible retirement. During the years ended December 31, 2009, 2008 and 2007, $3,683, $1,001 and $37, respectively, of compensation expense was recognized due to accelerated vesting of RSU’s due to retirements and separation from the Company.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. Stockholders’ Equity (continued)
Share-based compensation related to RSU’s is recorded based on the Company’s stock price as of the grant date. Expense from both stock options and RSU’s totaled $13,231, $11,652 and $4,087, respectively, for the years ended December 31, 2009, 2008 and 2007.
The fair value of options is determined at the grant date using the Black-Scholes-Merton option pricing model, which requires the Company to make the following assumptions:

Year Ended
December 31,
2007

Weighted average grant date fair value	$9.69
Weighted average assumptions used:
Expected option life in years	3.51
Risk-free interest rate	4.42%
Dividend yield	—
Market-price volatility	40.13%
No options were granted during the years ended December 31, 2009 and 2008.
The expected lives of options are determined based on the Company’s historical share option exercise experience. The Company believes the historical experience method is the best estimate of future exercise patterns currently available. Market price volatility is calculated using an analysis of historical volatility of the Company’s stock price, which the Company believes to be the best method for estimating future volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The dividend yield on the Company’s common stock is assumed to be zero since the Company historically has not paid dividends and has no current plans to do so in the future. The Company recognizes expense only for those option awards expected to vest, using an estimated forfeiture rate based on historical experience. The forfeiture rate may be revised in future periods if actual forfeitures differ from the Company’s assumptions.
The Company’s stock option activity and related information consist of:

	Year Ended December 31,
	2009		2008		2007
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	333,750	$15.47	418,750	$14.96	806,750	$13.46
Granted	—	—	—	—	10,000	27.80
Exercised	17,500	10.77	53,000	12.90	375,500	12.48
Forfeited or expired	58,500	14.93	32,000	13.12	22,500	8.09

Outstanding, end of year	257,750	$15.91	333,750	$15.47	418,750	$14.96

Exercisable at end of year	220,250	$15.34	261,250	$14.50	287,916	$13.42

As of December 31, 2009, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $539 and $539, respectively. The weighted average remaining contractual term of outstanding options is 5.45 years and the weighted average remaining contractual term of the exercisable options is 5.28 years at December 31, 2009. The total intrinsic value of options exercised was $81, $1,284 and $9,712 during the years ended December 31, 2009, 2008 and 2007, respectively. There was no material tax benefit realized related to those exercises. The total fair value of options vested during the years ended December 31, 2009, 2008 and 2007 was $247, $322 and $496, respectively.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. Stockholders’ Equity (continued)
The Company’s nonvested options at December 31, 2009 and the changes in nonvested options during the year ended December 31, 2009 are as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested, beginning of year	72,500	$7.15
Granted	—	—
Vested	35,000	7.06
Forfeited or expired	—	—

Nonvested, end of year	37,500	$7.23

The Company’s RSU activity and related information consist of:

	Year Ended December 31,
	2009		2008		2007
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-Date		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of year	840,342	$32.89	548,688	$20.89	300,116	$17.85
Granted	545,307	9.95	635,314	38.24	430,985	21.70
Vested, shares released	473,406	27.02	249,661	21.50	169,535	17.58
Forfeited	52,995	19.89	93,999	29.00	12,878	20.63

Outstanding, end of year	859,248	$22.38	840,342	$32.89	548,688	$20.89

The RSU’s outstanding at December 31, 2007 include 225,000 RSU’s which are vested but have a deferred share issuance date. These RSUs were released during the year ended December 31, 2008. The total fair value of RSU’s vested during the years ended December 31, 2009, 2008 and 2007 was $12,791, $5,367 and $2,981, respectively.
As of December 31, 2009, there was a total of $10,876 of unrecognized compensation cost, net of estimated forfeitures, related to all nonvested share-based compensation arrangements granted under the Company’s stock ownership plans. That cost is expected to be recognized over a weighted-average period of 1.45 years.
Warrants to Purchase Common Stock
In 2006, the Company completed a private placement of equity to certain accredited investors pursuant to which the Company issued and sold 3,722,360 shares of the Company’s common stock resulting in net proceeds of $48,748. In conjunction with the private placement, the Company also issued warrants to purchase an additional 558,354 shares of the Company’s common stock. Each warrant is exercisable, in whole or in part, until 60 months from the date of issuance. A warrant holder may elect to exercise the warrant by delivery of payment to the Company at the exercise price of $19.03 per share, or pursuant to a cashless exercise as provided in the warrant agreement. The fair value of the warrants was $3,423 on the date of the grant, as calculated using the Black-Scholes option-pricing model. There were 536,925 warrants outstanding at December 31, 2009 and 2008.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
14. Income (Loss) Per Common Share
Basic and diluted income (loss) per common share is computed as follows:

	Year Ended December 31,
	2009	2008	2007
Income (loss) from continuing operations	$21,137	$42,711	$(28,327)
Less: Income attributable to noncontrolling interest	(1,817)	(1,836)	(2,210)

Net income (loss) from continuing operations attributable to Willbros Group, Inc. (numerator for basic calculation)	19,320	40,875	(30,537)

Add: Interest and debt issuance costs associated with convertible notes	—	—	—

Net income (loss) from continuing operations applicable to common shares (numerator for diluted calculation)	$19,320	$40,875	$(30,537)

Weighted average number of common shares outstanding for basic income per share	38,687,594	38,269,248	29,258,946
Weighted average number of potentially dilutive common shares outstanding	195,483	494,919	—

Weighted average number of common shares outstanding for diluted income per share	38,883,077	38,764,167	29,258,946

Income (loss) per common share from continuing operations:
Basic	$0.50	$1.07	$(1.04)

Diluted	$0.50	$1.05	$(1.04)

The Company has excluded shares potentially issuable under the terms of use of the securities listed below from the number of potentially dilutive shares outstanding as the effect would be anti-dilutive:

	Year Ended December 31,
	2009	2008	2007
2.75% Convertible Senior Notes	3,048,642	3,146,205	3,492,555
6.5% Senior Convertible Notes	1,825,587	1,825,587	1,825,587
Stock options	185,000	272,750	418,750
Warrants to purchase common stock	536,925	536,925	536,925
Restricted stock and restricted stock rights	—	—	548,688

	5,596,154	5,781,467	6,822,505

In accordance with the FASB’s standard on earnings per share – contingently convertible instruments, the shares issuable upon conversion of the convertible notes would have been included in diluted income (loss) per share, if those securities were dilutive, regardless of whether the Company’s stock price was greater than or equal to the conversion prices of $17.56 and $19.47, respectively. As the related interest per convertible share exceeded basic earnings per share, those weighted average shares have been excluded from the computation of diluted earnings per share. During 2008, there were 443,913 shares issued upon conversion of the convertible notes.
15. Segment Information
During the third quarter of 2009, the Company acquired the engineering business of Wink Companies, LLC. In conjunction with the Wink acquisition, the Company redefined its business segments from Engineering, Upstream Oil & Gas and Downstream Oil & Gas to two segments by integrating the existing Engineering segment into the Upstream Oil & Gas segment and Wink into the Downstream Oil & Gas segment. The Company believes the inclusion of engineering services within each segment improves internal connectivity by providing dedicated, specialized engineering services to both the upstream and downstream markets.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
15. Segment Information (continued)
The Company’s segments are strategic business units that are defined by the industry segments served and are managed separately as each has different operational requirements and strategies. The Company operates through two business segments: Upstream Oil & Gas and Downstream Oil & Gas. These segments currently operate primarily in the United States, Canada, and Oman. Management evaluates the performance of each operating segment based on operating income. Corporate operations include the executive management, general, administrative, and financing functions of the organization. The costs to provide these services are allocated, as are certain other corporate assets, between the two operating segments.
The tables below reflect the Company’s operations by reportable segment for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31, 2009
	Upstream Oil	Downstream
	& Gas	Oil & Gas	Consolidated
Revenue	$982,568	$277,250	$1,259,818
Operating expenses	945,685	276,751	1,222,436

Operating income	$36,883	$499	37,382

Other expense			(7,508)
Provision for income taxes			8,737

Income from continuing operations			21,137
Loss from discontinued operations net of provisions for income taxes			(1,497)

Net income			19,640
Less: Income attributable to noncontrolling interest			(1,817)

Net income attributable to Willbros Group, Inc.			$17,823

	Year Ended December 31, 2008
	Upstream Oil	Downstream
	& Gas	Oil & Gas	Consolidated
Revenue	$1,545,629	$367,075	$1,912,704
Operating expenses	1,436,748	406,154	1,842,902

Operating income (loss)	$108,881	$(39,079)	69,802

Other expense			(1,149)
Provision for income taxes			25,942

Income from continuing operations			42,711
Income from discontinued operations net of provisions for income taxes			2,757

Net income			45,468
Less: Income attributable to noncontrolling interest			(1,836)

Net income attributable to Willbros Group, Inc.			$43,632

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

15.	Segment Information (continued)

	Year Ended December 31, 2007
	Upstream	Downstream
	Oil & Gas	Oil & Gas	Consolidated
Revenue	$923,870	$23,821	$947,691
Operating expenses	891,457	23,151	914,608
Government fines	—	—	22,000

Operating income	$32,413	$670	11,083

Other expense			(24,907)
Provision for income taxes			14,503

Loss from continuing operations			(28,327)
Loss from discontinued operations net of provisions for income taxes			(21,414)

Net loss			(49,741)
Less: Income attributable to noncontrolling interest			(2,210)

Net loss attributable to Willbros Group, Inc.			$(51,951)

Capital expenditures by segment are presented below:

	Year Ended December 31,
	2009	2008	2007
Upstream Oil & Gas	$7,318	$38,491	$69,532
Downstream Oil & Gas	1,889	3,613	37
Corporate	3,900	10,944	4,979

Total	$13,107	$53,048	$74,548

Total assets by segment as of December 31, 2009 and 2008 are presented below:

	December 31,	December 31,
	2009	2008
Upstream Oil & Gas	$259,038	$379,352
Downstream Oil & Gas	174,512	127,186
Corporate	294,828	278,120

Total assets, continuing operations	$728,378	$784,658

Due to a limited number of major projects and clients, the Company may at any one time have a substantial part of its operations dedicated to one project, client and country.
Customers representing 10 percent or more of total contract revenue are as follows:

	Year Ended December 31,
	2009	2008	2007
Customer A	22%	—%	—%
Customer B	13%	—%	14%
Customer C	—%	19%	—%
Customer D	—%	11%	—%
Customer E	—%	—%	11%
Customer F	—%	—%	10%

	35%	30%	35%

All of the above are customers of the Upstream Oil & Gas segment.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
15. Segment Information (continued)
Information about the Company’s operations in its work countries is shown below:

	Year Ended December 31,
	2009	2008	2007
Contract revenue:
United States	$939,985	$1,440,239	$612,647
Canada	254,420	387,498	244,806
Oman	65,368	84,967	90,238
Other	45	—	—

	$1,259,818	$1,912,704	$947,691

	December 31,
	2009	2008

Long-lived assets:
United States	$81,574	$99,051
Canada	40,938	37,706
Oman	10,175	13,028
Other	192	203

	$132,879	$149,988

16. Contingencies, Commitments and Other Circumstances
Contingencies
Resolution of criminal and regulatory matters
In May 2008, the United States Department of Justice filed an Information and Deferred Prosecution Agreement (“DPA”) in the United States District Court in Houston concluding its investigation into violations of the Foreign Corrupt Practices Act of 1977, as amended, by Willbros Group, Inc. and its subsidiary Willbros International, Inc. (“WII”). Also in May 2008, WGI reached a final settlement with the SEC to resolve its previously disclosed investigation of possible violations of the FCPA and possible violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. These investigations stemmed primarily from the Company’s former operations in Bolivia, Ecuador and Nigeria. The settlements together require the Company to pay, over approximately three years, a total of $32,300 in penalties and disgorgement, plus post-judgment interest on $7,725 of that amount. As part of its agreement with the SEC, the Company will be subject to a permanent injunction barring future violations of certain provisions of the federal securities laws. As to its agreement with the DOJ, both WGI and WII for a period of three years from May 2008, are subject to the DPA, which among its terms provides as follows:
•
In exchange for WGI’s and WII’s full compliance with the DPA, the DOJ will not continue a criminal prosecution of WGI and WII and with the successful completion of the DPA’s terms, the DOJ will move to dismiss the criminal information.

For the term of the DPA, WGI and WII will fully cooperate with the government and comply with all federal criminal laws – including but not limited to the FCPA. As provided for in the DPA, with the approval of the DOJ and effective September 25, 2009, the Company retained a government approved independent monitor, at the Company’s expense, for a two and one-half year period, who is reporting to the DOJ on the Company’s compliance with the DPA.
Since the appointment of the monitor, the Company has cooperated and provided the monitor with access to information, documents, records, facilities and employees. On March 1, 2010, the monitor filed with the DOJ the first of three required reports under the DPA. In the report, the monitor made numerous findings and recommendations to the Company with respect to the improvement of its internal controls, policies and procedures for detecting and preventing violations of applicable anti-corruption laws.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
16. Contingencies, Commitments and Other Circumstances (continued)
The Company is obligated, pursuant to the terms of the DPA, to adopt the recommendations in the monitor’s report unless the Company advises the monitor and the DOJ that it considers the recommendations unduly burdensome, impractical, costly or otherwise inadvisable. While the Company is currently in the process of evaluating the recommendations, it expects that it will make a good faith effort to timely implement most of the recommendations. The Company will require increased resources, costs and management oversight in order to effectively implement the recommendations.
Failure by the Company to comply with the terms and conditions of either settlement could result in resumed prosecution and other regulatory sanctions.
Facility Construction Project Termination
On January 13, 2010, TransCanada Pipelines, Ltd. (“TCPL”) notified the Company that it was in breach of contract and was being terminated for cause immediately on a facility construction contract. In September 2008, TCPL awarded the Company the cost reimbursable plus fixed fee construction contract for seven pump stations in Nebraska and Kansas. At the time of termination, the Company had completed approximately 91 percent of its scope of work.
The Company has disputed the validity of a termination for cause as well as challenged the contractual procedure followed by TCPL for termination for cause which allows for a 30 day notification period during which time the Company can remedy the cause. Subsequently, the Company agreed in good faith to cooperate with TCPL in an orderly demobilization and handover of the remaining work. The Company is working with TCPL to resolve and collect payment on all billed and unbilled amounts owed to the Company. As of December 31, 2009, the Company has outstanding receivables related to this project of $29,960 as well as unbilled receivables included in “Contract cost and recognized income not yet billed” on the Consolidated Balance Sheets of $30,913. The Company estimates $6,211 of additional reimbursable costs have been incurred in January 2010. As of December 31, 2009, the Company is unable to estimate a reserve and as such no reserve has been established.
If the termination for cause is ultimately determined to be valid and enforceable, the Company could be held liable for any damages resulting from the alleged breach of contract, including but not limited to, incremental costs incurred by TCPL to hire a replacement contractor to complete the remainder of the work as compared to the costs the Company would have incurred to perform the same scope of work. The Company would also not be entitled to reimbursement of demobilization costs estimated at $1,100. The Company believes it is not in breach of contract and will defend its contractual rights.
Pipeline Construction Project Issues
In July 2007, the Company announced the award of an installation contract (“42-inch Contract”) for the construction of three segments of the Midcontinent Express Pipeline Project (“MEP Project”) by Midcontinent Express Pipeline LLC (“MEP”). The contract is structured as a cost reimbursable contract with a fixed fee for the Company. In September 2008, the Company and MEP signed an amendment which finalized the scope of work under the 42-inch Contract as the construction of 179 miles of 42-inch pipeline. The amendment also included the award to the Company of an additional installation contract (“36-inch Contract”) for the construction of 136 miles of 36-inch pipeline which at the time was anticipated to start in March 2009.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
16. Contingencies, Commitments and Other Circumstances (continued)
In its Form 10-K for the year ended December 31, 2008, the Company referenced an ongoing dispute between MEP and the Company in which a portion of the scope of work on the 42-inch Contract was terminated for cause and the 36-inch Contract was terminated for convenience. This issue has subsequently been resolved and MEP has paid a termination fee for the cancellation of the 36-inch Contract. The payment was received by the Company in the first quarter of 2009.
Furthermore, the Company achieved mechanical completion of the 179 miles on the 42-inch pipeline in April 2009. While the Company has reached mechanical completion on the 42-inch pipeline, close out project efforts are expected to be completed by the end of the first quarter of 2010.
Project claims and audit disputes
Post-contract completion audits and reviews are periodically conducted by clients and/or government entities on certain contracts. As of December 31, 2009, the Company has been notified of claims and audit assertions totaling $27,071. The claims are associated with gross maximum price contracts. In accordance with the agreements, the Company has continued billing costs beyond the gross maximum price. Any unresolved claims and audit exceptions are first applied against any excess billings. Currently, the Company has excess billings of $11,665. It is the Company’s position that the excess billings are sufficient to cover the assessed risks associated with all outstanding claims. The Company is actively engaged to resolve these disputes. There can be no assurance as to the resolution of these claims and assertions. During the third quarter of 2009, the Company reached an agreement with a customer to resolve $23,040 of claims and audit assertions for $2,911.
Other
In addition to the matters discussed above, the Company is party to a number of legal proceedings. Management believes that the nature and number of these proceedings are typical for a firm of similar size engaged in a similar type of business and that none of these proceedings is material to the Company’s financial position.
Commitments
From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds and financial guarantees. Contracts with the Company’s customers may require the Company to secure letters of credit or surety bonds with regard to the Company’s performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or surety bonds in lieu of contract retention provisions, where the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At December 31, 2009, the Company had approximately $48,602 of outstanding letters of credit, all of which related to continuing operations. This amount represents the maximum amount of payments the Company could be required to make if these letters of credit are drawn upon. Additionally, the Company issues surety bonds customarily required by commercial terms on construction projects. At December 31, 2009, the Company had bonds outstanding, primarily performance bonds, with a face value at $288,223 related to continuing operations. This amount represents the bond penalty amount of future payments the Company could be required to make if the Company fails to perform its obligations under such contracts. The performance bonds do not have a stated expiration date; rather, each is released when the contract is accepted by the owner. The Company’s maximum exposure as it relates to the value of the bonds outstanding is lowered on each bonded project as the cost to complete is reduced. As of December 31, 2009, no liability has been recognized for letters of credit or surety bonds. See Note 18 – Discontinuance of Operations, Asset Disposals and Transition Services Agreement for further discussion related to letters of credit.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
16. Contingencies, Commitments and Other Circumstances (continued)
Operating Leases
The Company has certain operating leases for office and camp facilities. Rental expense for continuing operations, excluding daily rentals and reimbursable rentals under cost plus contracts, was $11,424 in 2009, $8,720 in 2008 and $2,773 in 2007. Minimum lease commitments under operating leases as of December 31, 2009, totaled $29,054 and are payable as follows: 2010, $9,316; 2011, $5,441; 2012, $2,615; 2013, $2,188; 2014, $1,494; and thereafter, $8,000.
Joint Ventures
The Company has a 50 percent interest in a pipeline construction joint venture for the Chad-Cameroon Pipeline Project in Africa. This project was completed in 2003, and the Company adjusted its investment in the joint venture to zero. Since 2004, activity for the 50 percent owned joint venture was limited to warranty work, which was accrued in prior years. The Company also owns 40 percent of the common stock of Global Process Services, Inc., a provider of foreign-sourced labor to the Company. The investments in these entities are accounted for by the equity method and carried on the Consolidated Balance Sheets within other assets. The combined balance of these investments in joint ventures included in the balance sheet is $0 at December 31, 2009 and 2008.
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
Based upon the advice of local advisors in the various work countries concerning the interpretation of the laws, practices and customs of the countries in which it operates, management believes the Company follows the current practices in those countries and as applicable under the FCPA. However, because of the nature of these potential risks, there can be no assurance that the Company may not be adversely affected by them in the future.
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
See Note 18 — Discontinuance of Operations, Asset Disposals, and Transition Services Agreement for discussion of commitments and contingencies associated with Discontinued Operations.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
17. Quarterly Financial Data
Selected unaudited quarterly financial data for the years ended December 31, 2009 and 2008 is presented below. The total of the quarterly income (loss) per share amounts may not equal the per share amounts for the full year due to the manner in which earnings (loss) per share is calculated.

	March 31,	June 30,	September 30,	December 31,	Total
	2009	2009	2009	2009	2009
Year 2009 Quarter Ended
Contract revenue	$463,926	$354,483	$247,533	$193,876	$1,259,818
Contract income	56,541	43,086	25,367	19,730	144,724
Income (loss) from continuing operations before income taxes	24,316	16,666	1,396	(12,504)	29,874
Income (loss) from continuing operations, net of taxes	16,076	10,991	2,055	(7,985)	21,137
Income (loss) from discontinued operations net of provisions for income taxes	160	(1,660)	(27)	30	(1,497)

Net income (loss)	16,236	9,331	2,028	(7,955)	19,640
Less: Income attributable to noncontrolling interest	(747)	(423)	(372)	(275)	(1,817)

Net income (loss) attributable to Willbros Group, Inc.	$15,489	$8,908	$1,656	$(8,230)	$17,823

Reconciliation of net income attributable to Willbros Group, Inc.
Income (loss) from continuing operations	$15,329	$10,568	$1,683	$(8,260)	$19,320
Income (loss) from discontinued operations	160	(1,660)	(27)	30	(1,497)

Net income (loss) attributable to Willbros Group, Inc.	$15,489	$8,908	$1,656	$(8,230)	$17,823

Basic income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$0.40	$0.27	$0.04	$(0.21)	$0.50
Income (loss) from discontinued operations	—	(0.04)	—	—	(0.04)

Net income (loss)	$0.40	$0.23	$0.04	$(0.21)	$0.46

Diluted income per share attributable to Company shareholders:
Income (loss) from continuing operations	$0.39	$0.27	$0.04	$(0.21)	$0.50
Income (loss) from discontinued operations	—	(0.04)	—	—	(0.04)

Net income (loss)	$0.39	$0.23	$0.04	$(0.21)	$0.46

Weighted average number of common shares outstanding
Basic	38,563,937	38,684,446	38,721,586	38,778,157	38,687,594
Diluted	43,552,113	43,729,642	38,918,933	38,778,157	38,883,077

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
17. Quarterly Financial Data (continued)

	March 31,	June 30,	September 30,	December 31,	Total
	2008	2008	2008	2008	2008
Year 2008 Quarter Ended
Contract revenue	$491,634	$467,717	$490,651	$462,702	$1,912,704
Contract income	66,327	67,425	60,955	67,841	262,548
Income (loss) from continuing operations before income taxes	32,495	34,645	26,930	(25,417)	68,653
Income (loss) from continuing operations, net of taxes	18,678	20,069	18,873	(14,909)	42,711
Income (loss) from discontinued operations net of provisions for income taxes	2,559	(736)	1,219	(285)	2,757

Net income (loss)	21,237	19,333	20,092	(15,194)	45,468
Less: Income attributable to noncontrolling interest	(457)	(563)	(413)	(403)	(1,836)

Net income (loss) attributable to Willbros Group, Inc.	$20,780	$18,770	$19,679	$(15,597)	$43,632

Reconciliation of net income attributable to Willbros Group, Inc.
Income (loss) from continuing operations	$18,221	$19,506	$18,460	$(15,312)	$40,875
Income (loss) from discontinued operations	2,559	(736)	1,219	(285)	2,757

Net income (loss) attributable to Willbros Group, Inc.	$20,780	$18,770	$19,679	$(15,597)	$43,632

Basic income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$0.48	$0.51	$0.48	$(0.40)	$1.07
Income (loss)from discontinued operations	0.07	(0.02)	0.03	(0.01)	0.07

Net income (loss)	$0.55	$0.49	$0.51	$(0.41)	$1.14

Diluted income per share attributable to Company shareholders:
Income (loss) from continuing operations	$0.46	$0.49	$0.46	$(0.40)	$1.05
Income (loss) from discontinued operations	0.06	(0.02)	0.03	(0.01)	0.07

Net income (loss)	$0.52	$0.47	$0.49	$(0.41)	$1.12

Weighted average number of common shares outstanding
Basic	38,017,280	38,378,246	38,313,997	38,367,467	38,269,248
Diluted	43,915,654	43,874,031	43,803,235	38,367,467	38,764,167
Additional Notes:
•
During the quarter ended December 31, 2008, the Company decided to sell one of its fabrication facilities located in Edmonton, Alberta, Canada, which was comprised of manufacturing and office space of approximately 130,000 square feet. The facility and various other related assets at the time of sale had a net book value of $11,899. The Company received $19,593 in net proceeds which resulted in a gain on sale of $7,694 and is included in other, net. See Note 18 — Discontinuance of Operations, Asset Disposals and Transition Services Agreement.

•	During the quarter ended December 31, 2008, the Company recorded a non-cash, before-tax charge of $62,295 for impairment of goodwill.
18. Discontinuance of Operations, Asset Disposals and Transition Services Agreement
Strategic Decisions
In 2006, the Company announced that it intended to sell its assets and operations in Nigeria and classified these operations as Discontinued Operations. The net assets and net liabilities related to the Discontinued Operations are shown on the Consolidated Balance Sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations”, respectively. The results of the Discontinued Operations are shown on the Consolidated Statements of Operations as “Income (loss) from discontinued operations net of provisions for income taxes” for all periods presented.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
18. Discontinuance of Operations, Asset Disposals and Transition Services Agreement (continued)
Nigeria Assets and Nigeria-Based Operations
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
In connection with the sale of its Nigeria assets and operations, the Company and its subsidiary WII entered into an indemnity agreement with Ascot and Berkeley Group plc (“Berkeley”), the parent company of Ascot (the “Indemnity Agreement”), pursuant to which Ascot and Berkeley will indemnify the Company and WII for any obligations incurred by the Company or WII in connection with the parent company guarantees (the “Guarantees”) that the Company and WII previously issued and maintained on behalf of certain former subsidiaries now owned by Ascot under certain working contracts between the subsidiaries and their customers. Either the Company, WII or both may be contractually obligated, in varying degrees, under the Guarantees with respect to the performance of work related to several ongoing projects. Among the Guarantees covered by the Indemnity Agreement are five contracts under which the Company estimates that, at February 7, 2007, there was aggregate remaining contract revenue, excluding any additional claim revenue, of $352,107 and aggregate estimated cost to complete of $293,562. At the February 7, 2007 sale date, one of the contracts covered by the Guarantees was estimated to be in a loss position with an accrual for such loss of $33,157. The associated liability was included in the liabilities acquired by Ascot and Berkeley.
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
Also, in February 2008, the Company received a letter from WAPCo reminding the Company of its parent guarantee on the WAGP contract and requesting that the Company remedy WWAI’s default under that contract, as amended. In February 2009, the Company received another letter from WAPCo formally demanding that the Company pay all sums payable in consequence of the non-performance by Ascot with WAPCo and stating that quantification of that amount would be provided sometime in the future when the work was completed. On previous occasions, the Company has advised WAPCo that, for a variety of legal, contractual, and other reasons, it did not consider the prior WAGP contract parent guarantee to have continued application, and the Company has reiterated that position to WAPCo. WAPCo disputes the Company’s position that it is no longer bound by the terms of the Company’s prior parent guarantee of the WAGP contract and has reserved all its rights in that regard.
On February 15, 2010, the Company received a letter from attorneys representing WAPCo seeking to recover from the Company under its prior WAGP contract parent company guarantee for losses and damages allegedly incurred by WAPCo in connection with the alleged non-performance of WWAI under the WAGP contract. While a proceeding has not been filed in any court, the letter purports to be a formal notice of a claim for purposes of the Pre-Action Protocol for Construction and Engineering Disputes under the rules of the High Court in London, England. The letter claims damages in the amount of $264,834, even though the total contract amount, at the time the Company sold its Nigeria operations, was only $165,300.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
18. Discontinuance of Operations, Asset Disposals and Transition Services Agreement (continued)
The Company anticipates that this dispute with WAPCo may result in litigation between WAPCo and the Company under English law in the London High Court to determine the enforceability, in whole or in part, of the Company’s parent company guarantee, which the Company expects to be a lengthy process. The Company intends to contest this matter vigorously, but the Company cannot provide any assurance as to the outcome.
The Company currently has no employees working in Nigeria and has no intention of returning to Nigeria. If ultimately it is determined by an English Court that the Company is liable, in whole or in part, for damages that WAPCo may establish against WWAI for WWAI’s alleged non-performance of the WAGP contract, or if WAPCo is able to establish liability against the Company directly under the parent company guarantee, and, in either case, the Company is unable to enforce rights under the indemnity agreement entered into with Ascot and Berkeley in connection with the WAGP contract, the Company may experience substantial losses. However, at this time, the Company cannot predict the outcome of any proceeding which may ensue in this developing WAGP contract dispute, or be certain of the degree to which the indemnity agreement given in the Company’s favor by Ascot and Berkeley will protect the Company.
Letters of Credit
At the time of the February 7, 2007 sale of its Nigeria assets and operations, the Company had four letters of credit outstanding totaling $20,322 associated with Discontinued Operations (the “Discontinued LC’s”). In accordance with FASB’s standard on guarantees, a liability was recognized for $1,575 related to the letters of credit. This liability was released as each of the Discontinued LC’s was released or expired and the Company was relieved of its risk related to the Discontinued LC’s. During the twelve months ended December 31, 2008, two Discontinued LC’s in the aggregate amount of $19,759 expired resulting in the release of the associated liability and recognition of $1,543 of additional cumulative gain on the sale of Nigeria assets and operations. The remaining Discontinued LC in the amount of $123 expired on February 28, 2009. As of December 31, 2009, none of the Discontinued LC’s remained issued and outstanding.
Transition Services Agreement
Concurrent with the Nigeria sale, the Company entered into a two-year Transition Services Agreement (“TSA”) with Ascot. Under the agreement, the Company was primarily providing labor in the form of seconded employees to work under the direction of Ascot along with specifically defined work orders for services generally covered in the TSA. Ascot agreed to reimburse the Company for these services. For the years ended December 31, 2009 and 2008, these reimbursable contract costs totaled approximately $0 and $3,822, respectively.
On February 7, 2009, the TSA expired according to its terms, which ended the Company’s obligation to provide any further support or other services to Ascot in West Africa or otherwise. The Company has recognized all known costs associated with concluding the TSA including the write-off of all residual accounts receivable and equipment in West Africa. The total expense recognized in accordance with the conclusion of the TSA is $357.
Residual Equipment in Nigeria
In conjunction with the TSA, the Company made available certain equipment to Ascot for use in Nigeria and at times, in Benin, Togo and Ghana. This equipment was not sold to Ascot under the Agreement. The Company’s net book value for the equipment in West Africa at December 31, 2009 and 2008 was $0 and $442, respectively. The majority of this equipment, which is comprised primarily of construction equipment, rolling stock and generator sets, was redeployed to the Company’s operations in Oman. The remainder was used in exchange for equipment owned by Ascot and needed by the Company’s North American operations.
On February 7, 2009, the Company reached a final settlement with Ascot on the equipment exchange and the Company no longer owns any equipment in West Africa.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
18. Discontinuance of Operations, Asset Disposals and Transition Services Agreement (continued)
Global Settlement Agreement (”GSA”)
On September 7, 2007, the Company finalized the GSA with Ascot. The significant components of the agreement include:
•	A reduction to the purchase price of $25,000, in resolution of all working capital adjustments as provided for in the original share purchase agreement;

•	Ascot agreed to provide supplemental backstop letters of credit in the amount of $20,322 issued by a non-Nigerian bank approved by the Company;

•	Ascot provided specific indemnities related to two ongoing projects that they acquired as part of the Agreement; and

•
Except as provided in the GSA, Ascot and the Company waived all of its respective rights and obligations relating to indemnifications provided in the share purchase agreement concerning any breach of a covenant or representation or warranty.

As a result of the GSA, the Company has recognized a cumulative gain on the sale of its Nigeria assets and operations of $183. The GSA was settled by a payment to Ascot from the Company in the amount of $11,076. This amount represents the agreed upon reduction to the purchase price, due to Ascot, of $25,000, reduced by amounts owed by Ascot to the Company of $11,299 for services rendered under the TSA and $2,625 due from Ascot in the form of a note from the closing of the share purchase agreement.
Insurance Recovery
During the twelve months ended December 31, 2008, income from Discontinued Operations consisted of two pre-Nigeria sale insurance claim recoveries of $3,004 for events of loss the Company suffered prior to the sale of its Nigeria operations.
Venezuela
Business Disposal
On November 28, 2006, the Company completed the sale of its assets and operations in Venezuela. The Company received total compensation of $7,000 in cash and $3,300 in the form of a commitment from the buyer, to be paid on or before December 4, 2013. The repayment commitment is secured by a 10 percent interest in a Venezuelan financing joint venture. During the second quarter of 2009, the nationalization of several oil-field service contractors in Venezuela made the collection of the outstanding commitment highly unlikely. Accordingly, the Company wrote off the net book value of the note, resulting in a charge of $1,750 to discontinued operations, net of tax.
Asset Disposal
Sale of Canada Fabrication Facility
During the fourth quarter of 2008, the Company decided to sell one of its fabrication facilities located in Edmonton, Alberta, Canada, which was comprised of manufacturing and office space of approximately 130,000 square feet. The Company determined that the capital employed in this facility would be more efficiently applied to another fabrication location as well as to support the Company’s cross-country pipeline business in Canada. The facility and various other related assets at the time of sale had a net book value of $11,899. The Company received $19,593 in net proceeds which resulted in a gain on sale of $7,694 which is included in other, net.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
18. Discontinuance of Operations, Asset Disposals and Transition Services Agreement (continued)
Results of Discontinued Operations
Condensed Statements of Operations of the Discontinued Operations for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Year Ended December 31, 2009
		Nigeria		Discontinued
	Nigeria	TSA	Venezuela	Operations

Contract revenue	$—	$—	$—	$—
Operating expenses:
Contract	—	429	—	429
General and administrative	151	194	1,750	2,095

	151	623	1,750	2,524

Operating loss	(151)	(623)	(1,750)	(2,524)
Other income (expense)	(120)	1,296	—	1,176

Income (loss) before income taxes	(271)	673	(1,750)	(1,348)
Provision for income taxes	—	149	—	149

Net income (loss)	$(271)	$524	$(1,750)	$(1,497)

	Year Ended December 31, 2008
		Nigeria		Discontinued
	Nigeria	TSA	Venezuela	Operations

Contract revenue	$(94)	$2,474	$—	$2,380
Operating expenses:
Contract	(94)	3,760	—	3,666
General and administrative	151	62	—	213

	57	3,822	—	3,879

Operating loss	(151)	(1,348)	—	(1,499)
Other income (expense)	4,453	(177)	—	4,276

Income (loss) before income taxes	4,302	(1,525)	—	2,777
Provision for income taxes	—	20	—	20

Net income (loss)	$4,302	$(1,545)	$—	$2,757

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
18. Discontinuance of Operations, Asset Disposals and Transition Services Agreement (continued)

	Year Ended December 31, 2007
		Nigeria		Discontinued
	Nigeria	TSA	Venezuela	Operations

Contract revenue	$30,046	$23,304	$—	$53,350
Operating expenses:
Contract	34,360	21,867	—	56,227
Impairment of long-lived assets	—	1,524	—	1,524
General and administrative	3,472	575	—	4,047
Profit disgorgement	10,300	—	—	10,300

	48,132	23,966	—	72,098

Operating loss	(18,086)	(662)	—	(18,748)
Other income (expense)	(1,034)	249	—	(785)

Loss before income taxes	(19,120)	(413)	—	(19,533)
Provision for income taxes	1,092	789	—	1,881

Net loss	$(20,212)	$(1,202)	$—	$(21,414)

Financial Position of Discontinued Operations
Condensed Balance Sheets of the Discontinued Operations are as follows:

	December 31,	December 31,
	2009	2008
Current assets:
Cash and cash equivalents	$—	$309
Accounts receivable, net	—	1,225
Prepaid expenses	—	78

Total current assets	—	1,612
Property, plant and equipment, net	—	442
Other assets	—	632

Total assets	—	2,686
Current liabilities	—	609

Total current liabilities	—	609

Net assets of discontinued operations	$—	$2,077

19. Subsequent Event
On March 11, 2010, the Company entered into an agreement to acquire 100 percent of the outstanding stock of InfrastruX Group, Inc. (InfrastruX) for an initial purchase price of $480,000 before working capital and other transaction adjustments. The initial purchase price is comprised of approximately 7.9 million shares of Willbros common stock, currently valued at approximately $120,000 and approximately $360,000 in cash. As part of the terms of the agreement, contingent consideration ranging from $40,000 to $125,000 may be earned if specified financial performance targets are met in 2010 and 2011. InfrastruX is a provider of electric power and natural gas transmission and distribution maintenance and construction solutions to customers from their regional operating centers in the South Central, Midwest and East Coast regions of the U.S.
On March 11, 2010, a commitment letter was executed with a bank group providing for a term loan facility of $300,000 and revolving credit facility of $175,000. Borrowings under this commitment can be used for the InfrastruX acquisition, refinancing of existing debt and general working capital purposes.

Item 9.	Changes in and Disagreements with Accountants
None

Item 9A.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2009, we have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of December 31, 2009 to (1) provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.
Grant Thornton LLP, an independent registered accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting and issued an audit report thereon, which is included in this Annual Report on Form 10-K.
(c) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item with respect to the Company’s directors and corporate governance is incorporated herein by reference to the sections entitled “PROPOSAL ONE – ELECTION OF DIRECTORS” and “CORPORATE GOVERNANCE” in the Company’s definitive Proxy Statement for 2010 Annual Meeting of Stockholders (“Proxy Statement”). The information required by this item with respect to the Company’s executive officers is included in Item 4A of Part I of this Form 10-K. The information required by this item with respect to the Section 16 ownership reports is incorporated herein by reference to the section entitled “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Proxy Statement.
Code of Conduct
The Board of Directors has adopted both a code of business conduct and ethics for our directors, officers and employees and an additional separate code of ethics for our Chief Executive Officer and senior financial officers. This information is available on our website at http://www.willbros.com under the “Governance” caption on the “Investors” page. We intend to satisfy the disclosure requirements, including those of Item 406 of Regulation S-K, regarding certain amendments to, or waivers from, provisions of our code of business conduct and ethics and code of ethics for the Chief Executive Officer and senior financial officers by posting such information on our website. Additionally, our corporate governance guidelines and the charters of the Audit Committee, the Compensation Committee and the Nominating/Corporate Governance Committee of the Board of Directors are also available on our website. A copy of the codes, governance guidelines and charters will be provided to any of our stockholders upon request to: Secretary, Willbros Group, Inc., c/o Willbros USA, Inc., 4400 Post Oak Parkway, Suite 1000, Houston, Texas 77027.

Item 11.	Executive Compensation
The information required by this item is incorporated herein by reference to the sections entitled “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the sections entitled “EQUITY COMPENSATION PLAN INFORMATION” and “PRINCIPAL STOCKHOLDERS AND SECURITY ONWERSHIP OF MANAGEMENT” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the sections entitled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “CORPORATE GOVERNANCE” in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to the sections entitled “Fees of Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policy” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	(1) Financial Statements:
Our financial statements and those of our subsidiaries and independent registered public accounting firm’s reports are listed in Item 8 of this Form 10-K.
(2) Financial Statement Schedule:

2009
Form 10-K
Page(s)
Report of Independent Registered Public Accounting Firm (Grant Thornton LLP)	114
Schedule II – Consolidated Valuation and Qualifying Accounts	115
All other schedules are omitted as inapplicable or because the required information is contained in the financial statements or included in the footnotes thereto.
(3) Exhibits:
The following documents are included as exhibits to this Form 10-K. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

2.
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

4.1
Form of stock certificate for Common Stock, par value $0.05, of Willbros Group, Inc., a Delaware corporation (filed as Exhibit 4.1 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

4.2
Rights Agreement, dated April 1, 1999, between Willbros Group, Inc., a Republic of Panama corporation, and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (filed as an Exhibit to our Registration Statement on Form 8-A, dated April 9, 1999).

4.3
First Amendment to Rights Agreement dated as of February 20, 2009, between Willbros Group, Inc., a Republic of Panama corporation, and Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services, L.L.C.), as Rights Agent (filed as an Exhibit to our Amendment No. 1 to Registration Statement on Form 8-A/A, dated February 23, 2009).

4.4	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3 to our report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).

4.5
Indenture (including form of note) dated March 12, 2004, between Willbros Group, Inc., a Republic of Panama corporation, and JPMorganChase Bank, as trustee (filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

4.6
First Supplemental Indenture dated September 22, 2005, between Willbros Group, Inc., a Republic of Panama corporation, and JPMorgan Chase Bank, N.A., successor to JPMorgan Chase Bank, as trustee, to the Indenture dated March 12, 2004, between Willbros Group, Inc., a Republic of Panama corporation, and JPMorgan Chase Bank, as trustee (filed as Exhibit 4.1 to our current report on Form 8-K dated September 22, 2005, filed September 28, 2005).

4.7
Second Supplemental Indenture dated as of March 3, 2009, among Willbros Group, Inc., a Republic of Panama corporation, Willbros Group, Inc., a Delaware corporation, and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to JP Morgan Chase Bank, N.A.), as trustee (filed as Exhibit 4.1 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

4.8
Indenture (including form of note) dated December 23, 2005, among Willbros Group, Inc., a Republic of Panama corporation, Willbros USA, Inc., as guarantor, and The Bank of New York, as trustee (filed as Exhibit 10.1 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

4.9
First Supplemental Indenture dated November 2, 2007, among Willbros Group, Inc., a Republic of Panama corporation, Willbros USA, Inc., as guarantor, and The Bank of New York, as trustee, to the Indenture dated December 23, 2005, among Willbros Group, Inc., a Republic of Panama corporation, Willbros USA, Inc., as guarantor, and The Bank of New York, as trustee (filed as Exhibit 4.2 to our current report on Form 8-K dated November 2, 2007, filed November 5, 2007).

4.10
Waiver Agreement dated November 2, 2007, between Willbros Group, Inc., a Republic of Panama corporation, and Portside Growth and Opportunity Fund with respect to the First Supplemental Indenture listed in Exhibit 4.9 above (filed as Exhibit 4.1 to our current report on Form 8-K dated November 2, 2007, filed November 5, 2007).

4.11
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

4.12		Form of Warrant dated October 27, 2006 (filed as Exhibit 10.2 to our current report on Form 8-K dated October 26, 2006, filed on October 27, 2006).

4.13
Warrant Assumption Agreement dated as of January 30, 2009, between Willbros Group, Inc., a Republic of Panama corporation, and Willbros Group, Inc., a Delaware corporation (filed as Exhibit 10.3 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

10.1
Credit Agreement dated as of November 20, 2007, among Willbros USA, Inc., as borrower, Willbros Group, Inc., a Republic of Panama corporation, and certain of our subsidiaries and affiliates as guarantors, the lenders from time to time party thereto and Calyon New York Branch, as Administrative Agent, Collateral Agent and Issuing Bank (filed as Exhibit 10 to our current report on Form 8-K dated November 20, 2007, filed November 27, 2007).

10.2
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

10.3	*	Form of Indemnification Agreement between our directors and officers and us (filed as Exhibit 10 to our report on Form 10-Q for the quarter ended June 30, 2009, filed August 6, 2009).

10.4	*	Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.8 to our Registration Statement on Form S-1, Registration No. 333-5413 (the “S-1 Registration Statement”)).

10.5	*	Amendment Number 1 to Willbros Group, Inc. 1996 Stock Plan dated February 24, 1999 (filed as Exhibit A to our Proxy Statement for Annual Meeting of Stockholders dated March 31, 1999).

10.6	*	Amendment Number 2 to Willbros Group, Inc. 1996 Stock Plan dated March 7, 2001 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 2, 2001).

10.7	*	Amendment Number 3 to Willbros Group, Inc. 1996 Stock Plan dated January 1, 2004 (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.8	*	Amendment Number 4 to Willbros Group, Inc. 1996 Stock Plan dated March 10, 2004 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2004).

10.9	*	Amendment Number 5 to Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated July 5, 2006).

10.10*	Amendment Number 6 to Willbros Group, Inc. 1996 Stock Plan dated March 27, 2008 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2008).

10.11*
Amendment Number 7 to Willbros Group, Inc. 1996 Stock Plan dated December 31, 2008 (filed as Exhibit 10.12 to our report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009 (the “2008 Form 10-K”)).

10.12*	Amendment Number 8 to Willbros Group, Inc. 1996 Stock Plan dated March 12, 2009 (filed as Exhibit 10.12 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.13*
Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 1996, filed March 31, 1997 (the “1996 Form 10-K”)).

10.14*	Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.14 to the 1996 Form 10-K).

10.15*	Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.6 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.16*
Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.14 to our report on Form 10-K for the year ended December 31, 2004, filed November 22, 2005 (the “2004 Form 10-K”)).

10.17*	Form of Restricted Stock Rights Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.15 to the 2004 Form 10-K).

10.18*
Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (for awards granted on or after March 12, 2009) (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.19*
Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (for awards granted on or after March 12, 2009) (filed as Exhibit 10.5 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.20*
Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (for awards granted on or after March 12, 2009) (filed as Exhibit 10.6 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.21*
Form of Restricted Stock Rights Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (for awards granted on or after March 12, 2009) (filed as Exhibit 10.7 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.22*	Willbros Group, Inc. Director Stock Plan (filed as Exhibit 10.9 to the S-1 Registration Statement).

10.23*	Amendment Number 1 to Willbros Group, Inc. Director Stock Plan dated January 1, 2002 (filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 2001, filed February 20, 2002).

10.24*	Amendment Number 2 to the Willbros Group, Inc. Director Stock Plan dated February 18, 2002 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 30, 2002).

10.25*	Amendment Number 3 to the Willbros Group, Inc. Director Stock Plan dated January 1, 2004 (filed as Exhibit 10.5 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.26*	Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan (filed as Exhibit 10.19 to our report on Form 10-K for the year ended December 31, 2007, filed February 29, 2008).

10.27*
Amendment Number 1 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated March 27, 2008 (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2008).

10.28*	Amendment Number 2 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated January 8, 2010.

10.29*
Assumption and General Amendment of Employee Stock Plan and Directors’ Stock Plans and General Amendment of Employee Benefit Programs of Willbros Group, Inc. dated March 3, 2009, between Willbros Group, Inc., a Republic of Panama corporation, and Willbros Group, Inc., a Delaware corporation (filed as Exhibit 10.2 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

10.30	*
Willbros Group, Inc. Severance Plan (as amended and restated effective September 25, 2003) (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2003, filed November 13, 2003).

10.31	*	Amendment Number 1 to Willbros Group, Inc. Severance Plan dated December 31, 2008 (filed as Exhibit 10.25 to the 2008 Form 10-K).

10.32	*	Willbros Group, Inc. Management Severance Plan (as amended and restated effective January 24, 2006) and Amendment Number 1 thereto dated April 10, 2006.

10.33	*	Amended and Restated Employment Agreement dated December 31, 2008, between Willbros USA, Inc., and Robert R. (Randy) Harl (filed as Exhibit 10.29 to the 2008 Form 10-K).

10.34	*	Amended and Restated Employment Agreement dated December 31, 2008, between Willbros USA, Inc. and Van A. Welch (filed as Exhibit 10.30 to the 2008 Form 10-K).

10.35	*	Amended and Restated Employment Agreement dated December 31, 2008, between Willbros USA, Inc. and John (“Jay”) T. Dalton (filed as Exhibit 10.31 to the 2008 Form 10-K).

10.36	*
Separation Agreement and Release dated March 31, 2009, between Willbros United States Holdings, Inc. and John (“Jay”) T. Dalton (filed as Exhibit 10.8 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.37	*
Employment Agreement dated November 20, 2007, between Integrated Service Company LLC and Arlo B. Dekraai (filed as Exhibit 10.32 to our report on Form 10-K for the year ended December 31, 2007, filed February 29, 2008).

10.38	*	Amendment No.1 to Employment Agreement dated December 30, 2008, between Integrated Service Company LLC and Arlo DeKraai (filed as Exhibit 10.33 to the 2008 Form 10-K).

10.39	*	Separation Agreement and Release dated February 25, 2010, between Willbros United States Holdings, Inc. and its affiliate Integrated Service Company LLC, and Arlo B. DeKraai.

10.40	*	Employment Agreement dated November 20, 2007, between Integrated Service Company LLC and Clayton W. Hughes and Amendment No. 1 thereto dated December 31, 2008.

10.41	*	Separation Agreement and Release dated November 29, 2008, between Willbros USA, Inc. and John K. Allcorn (filed as Exhibit 10.34 to the 2008 Form 10-K).

10.42	*	Amended and Restated Management Incentive Compensation Program (Effective February 26, 2008) (filed as Exhibit 10 to our report on Form 10-Q for the quarter ended March 31, 2008, filed May 8, 2008).

10.43
Purchase Agreement dated December 22, 2005, between Willbros Group, Inc., a Republic of Panama corporation, Willbros USA, Inc., and the purchasers set forth on Schedule I thereto (the “Purchase Agreement”) (filed as Exhibit 10.2 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

10.44
Securities Purchase Agreement dated October 26, 2006, by and among Willbros Group, Inc., a Republic of Panama corporation, and the buyers listed on the signature pages thereto (the “Buyers”) (filed as Exhibit 10.1 to our current report on Form 8-K dated October 26, 2006, filed October 27, 2006).

10.45
Registration Rights Agreement dated October 27, 2006, by and among Willbros Group, Inc., a Republic of Panama corporation, and each of the Buyers (filed as Exhibit 10.3 to our current report on Form 8-K dated October 26, 2006, filed October 27, 2006).

10.46
Share Purchase Agreement dated February 7, 2007, between Willbros Group, Inc., a Republic of Panama corporation, and Ascot Offshore Nigeria Limited (filed as Exhibit 10.40 to our report on Form 10-K for the year ended December 31, 2006, filed March 14, 2007).

10.47
Indemnity Agreement dated February 7, 2007, among Willbros Group, Inc., a Republic of Panama corporation, Willbros International, Inc., Ascot Offshore Nigeria Limited and Berkeley Group plc (filed as Exhibit 10.41 to our report on Form 10-K for the year ended December 31, 2006, filed March 14, 2007).

10.48
Global Settlement Agreement dated August 15, 2007, among Ascot Offshore Nigeria Limited, Willbros Group, Inc., a Republic of Panama corporation, Willbros International Services (Nigeria) Limited and Berkeley Group PLC (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2007, filed November 1, 2007).

10.49
Share Purchase Agreement dated October 31, 2007, among Willbros USA, Inc., Willbros Group, Inc., a Republic of Panama corporation, Integrated Service Company LLC, the persons listed on the shareholders schedule attached thereto (the “Shareholders”) and the Shareholders’ Representative (filed as Exhibit 2.1 to our current report on Form 8-K dated November 20, 2007, filed November 27, 2007).

10.50
Amendment No. 1 to Share Purchase Agreement dated November 20, 2007, among Willbros USA, Inc., Integrated Service Company LLC and Arlo B. Dekraai, as Shareholders’ Representative (filed as Exhibit 2.2 to our current report on Form 8-K dated November 20, 2007, filed November 27, 2007).

10.51
Deferred Prosecution Agreement among Willbros Group, Inc., a Republic of Panama corporation, Willbros International, Inc. and the Department of Justice filed on May 14, 2008 with the United States District Court, Southern District of Texas, Houston Division (filed as Exhibit 10 to our current report on Form 8-K dated May 14, 2008, filed on May 15, 2008).

21	Subsidiaries.

23.1	Consent of Grant Thornton LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Willbros Group, Inc. and Willbros International, Inc. Information document filed on May 14, 2008 by the United States Attorney’s Office for the Southern District of Texas and the United States Department of Justice (filed as Exhibit 99.1 to our current report on Form 8-K dated May 14, 2008, filed on May 15, 2008).

99.2
Complaint by the Securities and Exchange Commission v. Willbros Group, Inc. filed on May 14, 2008 with the United States District Court, Southern District of Texas, Houston Division (filed as Exhibit 99.2 to our current report on Form 8-K dated May 14, 2008, filed on May 15, 2008).

99.3	Consent of Willbros Group, Inc. (filed as Exhibit 99.3 to our current report on Form 8-K dated May 14, 2008, filed on May 15, 2008).

99.4	Agreed Judgment as to Willbros Group, Inc. (filed as Exhibit 99.4 to our current report on Form 8-K dated May 14, 2008, filed on May 15, 2008).

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLBROS GROUP, INC.
Date: March 11, 2010	By:	/s/ Robert R. Harl
Robert R. Harl
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert R. Harl Robert R. Harl	Director, President and Chief Executive Officer (Principal Executive Officer)	March 11, 2010

/s/ Van A. Welch Van A. Welch	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2010

/s/ John T. McNabb, II John T. McNabb, II	Director and Chairman of the Board	March 11, 2010

/s/ Michael J. Bayer Michael J. Bayer	Director	March 11, 2010

/s/ William B. Berry William B. Berry	Director	March 11, 2010

/s/ Arlo B. DeKraai Arlo B. DeKraai	Director	March 11, 2010

/s/ Edward J. DiPaolo Edward J. DiPaolo	Director	March 11, 2010

/s/ Robert L. Sluder Robert L. Sluder	Director	March 11, 2010

/s/ S. Miller Williams S. Miller Williams	Director	March 11, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Willbros Group, Inc.
We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Willbros Group, Inc. and Subsidiaries referred to in our report dated March 11, 2010, which is included in the Annual Report on Form 10-K. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2), which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ GRANT THORNTON LLP
Houston, Texas
March 11, 2010

WILLBROS GROUP, INC.
SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

			Charged
			(Credited)
		Balance at	to Costs	Charge	Balance
		Beginning	and	Offs and	at End
Year Ended	Description	of Year	Expense	Other	of Year

December 31, 2007	Allowance for Bad Debts	$10,389	$387	$(9,668)	$1,108
December 31, 2008	Allowance for Bad Debts	$1,108	$2,403	$(1,960)	$1,551
December 31, 2009	Allowance for Bad Debts	$1,551	$664	$(279)	$1,936

December 31, 2007	Obsolescence Reserve	$12,159	$—	$(12,159)	$—
December 31, 2008	Obsolescence Reserve	$—	$—	$—	$—
December 31, 2009	Obsolescence Reserve	$—	$—	$—	$—

INDEX TO EXHIBITS
The following documents are included as exhibits to this Form 10-K. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

2.
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

4.1
Form of stock certificate for Common Stock, par value $0.05, of Willbros Group, Inc., a Delaware corporation (filed as Exhibit 4.1 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

4.2
Rights Agreement, dated April 1, 1999, between Willbros Group, Inc., a Republic of Panama corporation, and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (filed as an Exhibit to our Registration Statement on Form 8-A, dated April 9, 1999).

4.3
First Amendment to Rights Agreement dated as of February 20, 2009, between Willbros Group, Inc., a Republic of Panama corporation, and Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services, L.L.C.), as Rights Agent (filed as an Exhibit to our Amendment No. 1 to Registration Statement on Form 8-A/A, dated February 23, 2009).

4.4	Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3 to our report on Form 10-Q for the quarter ended June 30, 1999, filed August 16, 1999).

4.5
Indenture (including form of note) dated March 12, 2004, between Willbros Group, Inc., a Republic of Panama corporation, and JPMorganChase Bank, as trustee (filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

4.6
First Supplemental Indenture dated September 22, 2005, between Willbros Group, Inc., a Republic of Panama corporation, and JPMorgan Chase Bank, N.A., successor to JPMorgan Chase Bank, as trustee, to the Indenture dated March 12, 2004, between Willbros Group, Inc., a Republic of Panama corporation, and JPMorgan Chase Bank, as trustee (filed as Exhibit 4.1 to our current report on Form 8-K dated September 22, 2005, filed September 28, 2005).

4.7
Second Supplemental Indenture dated as of March 3, 2009, among Willbros Group, Inc., a Republic of Panama corporation, Willbros Group, Inc., a Delaware corporation, and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to JP Morgan Chase Bank, N.A.), as trustee (filed as Exhibit 4.1 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

4.8
Indenture (including form of note) dated December 23, 2005, among Willbros Group, Inc., a Republic of Panama corporation, Willbros USA, Inc., as guarantor, and The Bank of New York, as trustee (filed as Exhibit 10.1 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

4.9
First Supplemental Indenture dated November 2, 2007, among Willbros Group, Inc., a Republic of Panama corporation, Willbros USA, Inc., as guarantor, and The Bank of New York, as trustee, to the Indenture dated December 23, 2005, among Willbros Group, Inc., a Republic of Panama corporation, Willbros USA, Inc., as guarantor, and The Bank of New York, as trustee (filed as Exhibit 4.2 to our current report on Form 8-K dated November 2, 2007, filed November 5, 2007).

4.10
Waiver Agreement dated November 2, 2007, between Willbros Group, Inc., a Republic of Panama corporation, and Portside Growth and Opportunity Fund with respect to the First Supplemental Indenture listed in Exhibit 4.9 above (filed as Exhibit 4.1 to our current report on Form 8-K dated November 2, 2007, filed November 5, 2007).

4.11
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

4.12		Form of Warrant dated October 27, 2006 (filed as Exhibit 10.2 to our current report on Form 8-K dated October 26, 2006, filed on October 27, 2006).

4.13
Warrant Assumption Agreement dated as of January 30, 2009, between Willbros Group, Inc., a Republic of Panama corporation, and Willbros Group, Inc., a Delaware corporation (filed as Exhibit 10.3 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

10.1
Credit Agreement dated as of November 20, 2007, among Willbros USA, Inc., as borrower, Willbros Group, Inc., a Republic of Panama corporation, and certain of our subsidiaries and affiliates as guarantors, the lenders from time to time party thereto and Calyon New York Branch, as Administrative Agent, Collateral Agent and Issuing Bank (filed as Exhibit 10 to our current report on Form 8-K dated November 20, 2007, filed November 27, 2007).

10.2
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

10.3	*	Form of Indemnification Agreement between our directors and officers and us (filed as Exhibit 10 to our report on Form 10-Q for the quarter ended June 30, 2009, filed August 6, 2009.).

10.4	*	Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.8 to our Registration Statement on Form S-1, Registration No. 333-5413 (the “S-1 Registration Statement”)).

10.5	*	Amendment Number 1 to Willbros Group, Inc. 1996 Stock Plan dated February 24, 1999 (filed as Exhibit A to our Proxy Statement for Annual Meeting of Stockholders dated March 31, 1999).

10.6	*	Amendment Number 2 to Willbros Group, Inc. 1996 Stock Plan dated March 7, 2001 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 2, 2001).

10.7	*	Amendment Number 3 to Willbros Group, Inc. 1996 Stock Plan dated January 1, 2004 (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.8	*	Amendment Number 4 to Willbros Group, Inc. 1996 Stock Plan dated March 10, 2004 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2004).

10.9	*	Amendment Number 5 to Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated July 5, 2006).

10.10	*	Amendment Number 6 to Willbros Group, Inc. 1996 Stock Plan dated March 27, 2008 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2008).

10.11	*
Amendment Number 7 to Willbros Group, Inc. 1996 Stock Plan dated December 31, 2008 (filed as Exhibit 10.12 to our report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009 (the “2008 Form 10-K”)).

10.12	*	Amendment Number 8 to Willbros Group, Inc. 1996 Stock Plan dated March 12, 2009 (filed as Exhibit 10.12 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.13	*
Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 1996, filed March 31, 1997 (the “1996 Form 10-K”)).

10.14	*	Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.14 to the 1996 Form 10-K).

10.15	*	Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.6 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.16	*
Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.14 to our report on Form 10-K for the year ended December 31, 2004, filed November 22, 2005 (the “2004 Form 10-K”)).

10.17	*	Form of Restricted Stock Rights Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.15 to the 2004 Form 10-K).

10.18	*
Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (for awards granted on or after March 12, 2009) (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.19	*
Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (for awards granted on or after March 12, 2009) (filed as Exhibit 10.5 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.20	*
Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (for awards granted on or after March 12, 2009) (filed as Exhibit 10.6 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.21	*
Form of Restricted Stock Rights Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (for awards granted on or after March 12, 2009) (filed as Exhibit 10.7 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.22	*	Willbros Group, Inc. Director Stock Plan (filed as Exhibit 10.9 to the S-1 Registration Statement).

10.23	*	Amendment Number 1 to Willbros Group, Inc. Director Stock Plan dated January 1, 2002 (filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 2001, filed February 20, 2002).

10.24	*	Amendment Number 2 to the Willbros Group, Inc. Director Stock Plan dated February 18, 2002 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 30, 2002).

10.25	*	Amendment Number 3 to the Willbros Group, Inc. Director Stock Plan dated January 1, 2004 (filed as Exhibit 10.5 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.26	*	Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan (filed as Exhibit 10.19 to our report on Form 10-K for the year ended December 31, 2007, filed February 29, 2008).

10.27	*
Amendment Number 1 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated March 27, 2008 (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2008).

10.28	*	Amendment Number 2 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated January 8, 2010.

10.29	*
Assumption and General Amendment of Employee Stock Plan and Directors’ Stock Plans and General Amendment of Employee Benefit Programs of Willbros Group, Inc. dated March 3, 2009, between Willbros Group, Inc., a Republic of Panama corporation, and Willbros Group, Inc., a Delaware corporation (filed as Exhibit 10.2 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

10.30	*
Willbros Group, Inc. Severance Plan (as amended and restated effective September 25, 2003) (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2003, filed November 13, 2003).

10.31	*	Amendment Number 1 to Willbros Group, Inc. Severance Plan dated December 31, 2008 (filed as Exhibit 10.25 to the 2008 Form 10-K).

10.32	*	Willbros Group, Inc. Management Severance Plan (as amended and restated effective January 24, 2006) and Amendment Number 1 thereto dated April 10, 2006.

10.33	*	Amended and Restated Employment Agreement dated December 31, 2008, between Willbros USA, Inc., and Robert R. (Randy) Harl (filed as Exhibit 10.29 to the 2008 Form 10-K).

10.34	*	Amended and Restated Employment Agreement dated December 31, 2008, between Willbros USA, Inc. and Van A. Welch (filed as Exhibit 10.30 to the 2008 Form 10-K).

10.35	*	Amended and Restated Employment Agreement dated December 31, 2008, between Willbros USA, Inc. and John (“Jay”) T. Dalton (filed as Exhibit 10.31 to the 2008 Form 10-K).

10.36	*
Separation Agreement and Release dated March 31, 2009, between Willbros United States Holdings, Inc. and John (“Jay”) T. Dalton (filed as Exhibit 10.8 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.37	*
Employment Agreement dated November 20, 2007, between Integrated Service Company LLC and Arlo B. Dekraai (filed as Exhibit 10.32 to our report on Form 10-K for the year ended December 31, 2007, filed February 29, 2008).

10.38	*	Amendment No.1 to Employment Agreement dated December 30, 2008, between Integrated Service Company LLC and Arlo DeKraai (filed as Exhibit 10.33 to the 2008 Form 10-K).

10.39	*	Separation Agreement and Release dated February 25, 2010, between Willbros United States Holdings, Inc. and its affiliate Integrated Service Company LLC, and Arlo B. DeKraai.

10.40	*	Employment Agreement dated November 20, 2007, between Integrated Service Company LLC and Clayton W. Hughes and Amendment No. 1 thereto dated December 31, 2008.

10.41	*	Separation Agreement and Release dated November 29, 2008, between Willbros USA, Inc. and John K. Allcorn (filed as Exhibit 10.34 to the 2008 Form 10-K).

10.42	*	Amended and Restated Management Incentive Compensation Program (Effective February 26, 2008) (filed as Exhibit 10 to our report on Form 10-Q for the quarter ended March 31, 2008, filed May 8, 2008).

10.43
Purchase Agreement dated December 22, 2005, between Willbros Group, Inc., a Republic of Panama corporation, Willbros USA, Inc., and the purchasers set forth on Schedule I thereto (the “Purchase Agreement”) (filed as Exhibit 10.2 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

10.44
Securities Purchase Agreement dated October 26, 2006, by and among Willbros Group, Inc., a Republic of Panama corporation, and the buyers listed on the signature pages thereto (the “Buyers”) (filed as Exhibit 10.1 to our current report on Form 8-K dated October 26, 2006, filed October 27, 2006).

10.45
Registration Rights Agreement dated October 27, 2006, by and among Willbros Group, Inc., a Republic of Panama corporation, and each of the Buyers (filed as Exhibit 10.3 to our current report on Form 8-K dated October 26, 2006, filed October 27, 2006).

10.46
Share Purchase Agreement dated February 7, 2007, between Willbros Group, Inc., a Republic of Panama corporation, and Ascot Offshore Nigeria Limited (filed as Exhibit 10.40 to our report on Form 10-K for the year ended December 31, 2006, filed March 14, 2007).

10.47
Indemnity Agreement dated February 7, 2007, among Willbros Group, Inc., a Republic of Panama corporation, Willbros International, Inc., Ascot Offshore Nigeria Limited and Berkeley Group plc (filed as Exhibit 10.41 to our report on Form 10-K for the year ended December 31, 2006, filed March 14, 2007).

10.48
Global Settlement Agreement dated August 15, 2007, among Ascot Offshore Nigeria Limited, Willbros Group, Inc., a Republic of Panama corporation, Willbros International Services (Nigeria) Limited and Berkeley Group PLC (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2007, filed November 1, 2007).

10.49
Share Purchase Agreement dated October 31, 2007, among Willbros USA, Inc., Willbros Group, Inc., a Republic of Panama corporation, Integrated Service Company LLC, the persons listed on the shareholders schedule attached thereto (the “Shareholders”) and the Shareholders’ Representative (filed as Exhibit 2.1 to our current report on Form 8-K dated November 20, 2007, filed November 27, 2007).

10.50
Amendment No. 1 to Share Purchase Agreement dated November 20, 2007, among Willbros USA, Inc., Integrated Service Company LLC and Arlo B. Dekraai, as Shareholders’ Representative (filed as Exhibit 2.2 to our current report on Form 8-K dated November 20, 2007, filed November 27, 2007).

10.51
Deferred Prosecution Agreement among Willbros Group, Inc., a Republic of Panama corporation, Willbros International, Inc. and the Department of Justice filed on May 14, 2008 with the United States District Court, Southern District of Texas, Houston Division (filed as Exhibit 10 to our current report on Form 8-K dated May 14, 2008, filed on May 15, 2008).

21	Subsidiaries.

23.1	Consent of Grant Thornton LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Willbros Group, Inc. and Willbros International, Inc. Information document filed on May 14, 2008 by the United States Attorney’s Office for the Southern District of Texas and the United States Department of Justice (filed as Exhibit 99.1 to our current report on Form 8-K dated May 14, 2008, filed on May 15, 2008).

99.2
Complaint by the Securities and Exchange Commission v. Willbros Group, Inc. filed on May 14, 2008 with the United States District Court, Southern District of Texas, Houston Division (filed as Exhibit 99.2 to our current report on Form 8-K dated May 14, 2008, filed on May 15, 2008).

99.3	Consent of Willbros Group, Inc. (filed as Exhibit 99.3 to our current report on Form 8-K dated May 14, 2008, filed on May 15, 2008).

99.4	Agreed Judgment as to Willbros Group, Inc. (filed as Exhibit 99.4 to our current report on Form 8-K dated May 14, 2008, filed on May 15, 2008).

*	Management contract or compensatory plan or arrangement.