Form 10-Q
period 2010-03-31
Willbros Group, Inc.\NEW\
filed 2010-05-10
CIK 1449732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, $.05 par value, outstanding as of April 30, 2010 was 39,680,250.

WILLBROS GROUP, INC.
FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2010

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)
PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$190,839	$198,774
Short-term investments	15,550	16,559
Accounts receivable, net	171,532	162,460
Contract cost and recognized income not yet billed	21,442	45,009
Prepaid expenses and other	25,446	15,530
Parts and supplies inventories	5,156	4,666
Deferred income taxes	9,431	2,875

Total current assets	439,396	445,873
Property, plant and equipment, net	132,245	132,879
Goodwill	86,719	85,775
Other intangible assets, net	35,820	36,772
Deferred income taxes	24,405	25,034
Other assets	1,732	2,045

Total assets	$720,317	$728,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$75,597	$81,821
Contract billings in excess of cost and recognized income	13,921	11,336
Current portion of capital lease obligations	5,292	5,824
Notes payable and current portion of other long-term debt	98,023	31,450
Current portion of government obligations	6,575	6,575
Accrued income taxes	—	1,605
Liabilities of discontinued operations	237	—
Other current liabilities	8,136	9,968

Total current liabilities	207,781	148,579
Capital lease obligations	9,454	10,692
Long-term debt	—	56,071
Long-term portion of government obligations	6,575	6,575
Long-term liabilities for unrecognized tax benefits	4,181	5,512
Deferred income taxes	11,951	11,356
Other long-term liabilities	1,762	1,598

Total liabilities	241,704	240,383
Contingencies and commitments (Note 12)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 70,000,000 shares authorized and 40,250,448 shares issued at March 31, 2010 (40,106,498 at December 31, 2009)	2,011	2,005
Capital in excess of par value	608,655	607,299
Accumulated deficit	(138,092)	(124,788)
Treasury stock at cost, 563,020 shares at March 31, 2010 (510,187 at December 31, 2009)	(9,678)	(9,045)
Accumulated other comprehensive income	14,912	11,725

Total Willbros Group, Inc. stockholders’ equity	477,808	487,196
Noncontrolling interest	805	799

Total stockholders’ equity	478,613	487,995

Total liabilities and stockholders’ equity	$720,317	$728,378

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Contract revenue	$136,996	$463,926

Operating expenses:
Contract	132,017	407,385
Amortization of intangibles	952	2,588
General and administrative	24,990	23,024
Other charges	(181)	4,834

	157,778	437,831

Operating income (loss)	(20,782)	26,095
Other income (expense):
Interest income	236	599
Interest expense	(2,343)	(2,703)
Other, net	1,971	325

	(136)	(1,779)

Income (loss) from continuing operations before income taxes	(20,918)	24,316

Provision (benefit) for income taxes	(8,140)	8,240

Income (loss) from continuing operations	(12,778)	16,076
Income (loss) from discontinued operations net of provision for income taxes	(270)	160

Net income (loss)	(13,048)	16,236
Less: Income attributable to noncontrolling interest	(256)	(747)

Net income (loss) attributable to Willbros Group, Inc.	$(13,304)	$15,489

Reconciliation of net income attributable to Willbros Group, Inc.
Income (loss) from continuing operations	$(13,034)	$15,329
Income (loss) from discontinued operations	(270)	160

Net income (loss) attributable to Willbros Group, Inc.	$(13,304)	$15,489

Basic income (loss) per share attributable to Company Shareholders:
Income (loss) from continuing operations	$(0.33)	$0.40
Income (loss) from discontinued operations	(0.01)	—

Net income (loss)	$(0.34)	$0.40

Diluted income (loss) per share attributable to Company Shareholders:
Income (loss) from continuing operations	$(0.33)	$0.39
Income (loss) from discontinued operations	(0.01)	—

Net Income (loss)	$(0.34)	$0.39

Weighted average number of common shares outstanding:
Basic	38,942,133	38,563,937

Diluted	38,942,133	43,552,113

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months
	Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(13,048)	$16,236
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	270	(160)
Depreciation and amortization	8,473	11,229
Stock-based compensation	2,010	3,675
Deferred income tax provision	(6,735)	(1,124)
Other non cash	415	5,033
Changes in operating assets and liabilities:
Accounts receivable, net	(8,170)	16,588
Contract cost and recognized income not yet billed	23,764	15,496
Prepaid expenses and other assets	1,153	(6,776)
Accounts payable and accrued liabilities	(6,457)	(18,509)
Accrued income taxes	(2,994)	(2,149)
Contract billings in excess of cost and recognized income	2,574	17,564
Other liabilities	(1,510)	—

Cash provided by (used in) operating activities of continuing operations	(255)	57,103
Cash provided by (used in) operating activities of discontinued operations	(33)	1,201

Cash provided by (used in) operating activities	(288)	58,304
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	1,743	45
Purchases of property, plant and equipment	(5,805)	(3,185)
Maturities of short-term investments	1,205	—
Purchase of short-term investments	(255)	—

Cash used in investing activities of continuing operations	(3,112)	(3,140)
Cash provided by (used in) investing activities of discontinued operations	—	—

Cash provided by (used in) investing activities	(3,112)	(3,140)
Cash flows from financing activities:
Payments on capital leases	(1,884)	(2,363)
Repayment of notes payable	(1,963)	(1,062)
Payments to reacquire common stock	(633)	(171)
Costs of debt issues	—	(150)
Stock-based compensation tax deficiency	(648)	(1,685)
Dividend distribution to noncontrolling interest	(250)	(1,396)

Cash used in financing activities of continuing operations	(5,378)	(6,827)
Cash provided by (used in) financing activities of discontinued operations	—	—

Cash used in financing activities	(5,378)	(6,827)

Effect of exchange rate changes on cash and cash equivalents	843	(639)

Cash provided by all activities	(7,935)	47,698
Cash and cash equivalents, beginning of period	198,774	207,864

Cash and cash equivalents, end of period	$190,839	$255,562

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,117	$1,506
Cash paid for income taxes (including discontinued operations)	$1,949	$11,486

Supplemental non-cash investing and financing transactions:
Prepaid insurance obtained by note payable	$11,687	$—
Equipment received through like-kind exchange	$3,355	$—
Equipment surrendered through like-kind exchange	$2,550	$—
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
The accompanying Condensed Consolidated Balance Sheet as of December 31, 2009, which has been derived from audited consolidated financial statements, and the unaudited interim Condensed Consolidated Financial Statements as of March 31, 2009 and 2010, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, the Company believes the presentations and disclosures herein are adequate to make the information not misleading. Certain prior period amounts have been reclassified to be consistent with the current presentation. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s December 31, 2009 audited Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
In the opinion of management, the unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary to present fairly the financial position as of March 31, 2010, the results of operations and cash flows of the Company for all interim periods presented. The results of operations and cash flows for the three months ended March 31, 2010 are not necessarily indicative of the operating results and cash flows to be achieved for the full year.
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
As discussed in Note 13 — Discontinuance of Operations, Asset Disposals, and Transition Services Agreement, the Company has disposed of certain assets and operations that are together classified as discontinued operations (collectively the “Discontinued Operations”). Accordingly, these Condensed Consolidated Financial Statements reflect these operations as discontinued operations in all periods presented. The disclosures in the Notes to the Condensed Consolidated Financial Statements relate to continuing operations except as otherwise indicated.
For interim financial reporting, the Company records the tax provision based on its estimate of the effective tax rate for the year. The Company has projected its annual estimated effective income tax rate to be 38 percent for 2010.
The carrying value of financial instruments does not materially differ from fair value.
Change in Estimate — The Company performed a review of the estimated useful lives of its fixed assets during the first quarter of 2010. This evaluation indicated that actual lives for the construction equipment were generally longer than the estimated useful lives used for depreciation purposes in the Company’s financial statements. As a result, the Company adjusted the estimated useful life on construction equipment from a range of four to six years to a range of four to twelve years. The effect of this change in estimate was to reduce depreciation expense in the first quarter of 2010 by $1,606 and increase income from continuing operations by $996, net of taxes, or $0.03 per basic share.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
1. The Company and Basis of Presentation (continued)
Reclassifications — The Company’s prior period consolidated statements of income have been revised to reclassify $4,834 of costs associated with headcount reduction from general and administrative expenses to “other charges” to be consistent with current year presentation.
Consistency — Effective January 1, 2010, the Company has reclassified certain indirect overhead expenses to general and administrative expenses to apply a consistent approach in our classification of overheads across our segments. If the Company reclassified these same costs in the first quarter of 2009, the reported general and administrative costs would have increased by $1,464 with a corresponding decrease to contract costs.
Pending acquisition — On March 11, 2010, the Company announced an agreement to acquire InfrastruX Group, Inc. (“InfrastruX”) for a purchase price of $480,000, before final transaction adjustments related to contingent consideration. The purchase price is comprised of approximately 7.9 million shares of Willbros common stock, valued at approximately $120,000 at the time of the signing of the transaction, and approximately $360,000 in cash. Under the terms of the agreement, contingent consideration of up to $125,000 may be earned over a two year period in the event InfrastruX meets specified adjusted EBITDA targets, with initial thresholds of approximately $69,825 and $80,000 in 2010 and 2011, respectively. The completion of the InfrastruX acquisition is expected to occur during the second quarter of 2010. The terms of the InfrastruX transaction have not changed. The merger agreement contains specified termination rights, and, if the Company is unable to secure adequate financing on reasonable terms, the Company could be required to pay a termination fee of $25,625. The Company is considering other alternatives for financing the InfrastruX transaction in addition to, and possibly in lieu of, the bank term loan facility described in earlier public filings. The Company is reviewing its options within the various debt markets and exploring all alternatives to optimize the economics of the transaction.
2. New Accounting Pronouncements
In June 2009, the FASB issued a new accounting standard which provides amendments to previous guidance on the consolidation of variable interest entities (“VIE”). This standard clarifies the characteristics that identify a VIE and changes how a reporting entity identifies a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards calculation to a qualitative approach based on which variable interest holder has controlling financial interest and the ability to direct the most significant activities that impact the VIE’s economic performance. This statement requires the primary beneficiary assessment to be performed on a continuous basis. It also requires additional disclosures about an entity’s involvement with a VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE impacts the reporting entity’s consolidated financial statements. The standard is effective for fiscal years beginning after November 15, 2009. The adoption of the standard did not have any impact on the Company’s consolidated financial statements.
3. Other Charges
During the first quarter of 2010, the Company recognized $181 of pre-tax income associated with other charges, primarily related to $228 in new charges incurred associated with the abandonment of a leased facility, offset by income of $438 related to a change in estimate associated with another leased facility, both in our Downstream Oil & Gas segment. The change in estimate was based on a new sublease, which was executed on April 8, 2010.
Other charges by segment are as follows:

	Three Months Ended
	March 31,
	2010	2009
Upstream Oil & Gas	$14	$4,113
Downstream Oil & Gas	(195)	721

Total other charges	$(181)	$4,834

Other charges incurred during the first quarter of 2010 and 2009 include $15 and $4,434, respectively, related to headcount reductions within corporate operations and have been allocated to the Company’s business segments based on a percentage of total revenue.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
3. Other Charges (continued)
The accrual at March 31, 2010, for carrying costs of the abandoned lease space totaled $1,481 which consists of $1,045 in “Other current liabilities” and $436 in “Other long-term liabilities” on the Consolidated Balance Sheets. The Company estimates carrying costs of the abandoned lease space based on an assessment of applicable commercial real estate markets. There may be a significant fluctuation in the estimated costs to the extent the evaluation of the facts, circumstances and expectations change. The principal variables in estimating the carrying costs are the length of time required to sublease the space, the sublease rate and expense for inducements (e.g., rent abatement, tenant improvement allowance) that may be offered to a prospective sublease tenant. While the Company believes this accrual is adequate, it is subject to adjustment as conditions change. The Company will continue to evaluate the adequacy of the accrual and will make the necessary changes to the accrual as conditions warrant. Activity in the accrual related to other charges for the period ended March 31, 2010 is as follows:

		Non-
		Cancelable
	Employee	Lease and
	Termination	Other
	and Other	Contractual
	Benefits	Obligations	Total
Accrued cost at December 31, 2009	$2,080	$2,325	$4,405
Costs recognized during 2010	23	234	257
Cash payments	(791)	(635)	(1,426)
Non-cash charges (1)	—	(5)	(5)
Change in estimates	—	(438)	(438)

Accrued cost at March 31, 2010	$1,312	$1,481	$2,793

(1)	Non-cash charges consist of accretion expense.
4. Contracts in Progress
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
Contract cost and recognized income not yet billed and related amounts billed as of March 31, 2010 and December 31, 2009 was as follows:

	March 31,	December 31,
	2010	2009
Cost incurred on contracts in progress	$1,304,272	$1,113,712
Recognized income	185,826	161,398

	1,490,098	1,275,110
Progress billings and advance payments	(1,482,577)	(1,241,437)

	$7,521	$33,673

Contract cost and recognized income not yet billed	$21,442	$45,009
Contract billings in excess of cost and recognized income	(13,921)	(11,336)

	$7,521	$33,673

Contract cost and recognized income not yet billed includes $27 and $1,551 at March 31, 2010, and December 31, 2009, respectively, on completed contracts.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
5. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2010, by business segment, are detailed below:

		Impairment
Upstream Oil & Gas	Goodwill	Losses	Total
Balance as of January 1, 2009	$11,142	$—	$11,142
Goodwill from acquisitions	—	—	—
Purchase price adjustments	—	—	—
Impairment losses	—	—	—
Translation adjustments and other	1,496	—	1,496

Balance as of December 31, 2009	12,638	—	12,638
Goodwill from acquisitions	—	—	—
Purchase price adjustments	—	—	—
Impairment losses	—	—	—
Translation adjustments and other	313	—	313

Balance as of March 31, 2010	$12,951	$—	$12,951

		Impairment
Downstream Oil & Gas	Goodwill	Losses	Total
Balance as of January 1, 2009	$131,518	$(62,295)	$69,223
Goodwill from acquisitions	3,600	—	3,600
Purchase price adjustments	299	—	299
Impairment losses	—	—	—
Translation adjustments and other	15	—	15

Balance as of December 31, 2009	135,432	(62,295)	73,137
Goodwill from acquisitions	—	—	—
Purchase price adjustments	631	—	631
Impairment losses	—	—	—
Translation adjustments and other	—	—	—

Balance as of March 31, 2010	$136,063	$(62,295)	$73,768

The Company’s intangible assets as of March 31, 2010 were as follows:

	Customer		Non-compete
	Relationships	Trademark	agreements	Total
Balance as of December 31, 2009	$34,547	$1,235	$990	$36,772
Amortization	(865)	(32)	(55)	(952)

Balance as of March 31, 2010	$33,682	$1,203	$935	$35,820

Weighted Average Remaining Amortization Period	9.8 yrs	9.3 yrs	4.3 yrs

Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 5.0 to 12.1 years.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
5. Goodwill and Other Intangible Assets (continued)
Amortization expense included in net income for the three months ended March 31, 2010 was $952. Estimated amortization expense for the remainder of 2010 and each of the subsequent five years and thereafter is as follows:

Fiscal year:
2010	$2,858
2011	3,810
2012	3,810
2013	3,810
2014	3,700
2015	3,590
Thereafter	14,242

Total amortization	$35,820

6. Government Obligations
Government obligations represent amounts due to government entities, specifically the United States Department of Justice (“DOJ”) and the SEC, in final settlement of the investigations involving violations of the Foreign Corrupt Practices Act (the “FCPA”) and violations of the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These investigations stem primarily from the Company’s former operations in Bolivia, Ecuador and Nigeria. In May 2008, the Company reached final agreements with the DOJ and the SEC to settle their investigations. As previously disclosed, the agreements provided for an aggregate payment of $32,300 including $22,000 in fines to the DOJ related to the FCPA violations, consisting of $10,000 paid on signing and $4,000 annually for three years thereafter, with no interest due on unpaid amounts and $10,300 to the SEC, consisting of $8,900 of profit disgorgement and $1,400 of pre-judgment interest, payable in four equal installments of $2,575 with the first installment paid on signing and annually for three years thereafter. Post-judgment interest is payable on the outstanding $7,725.
During the twelve months ended December 31, 2008, $12,575 of the aggregate obligation was paid, which consisted of the initial $10,000 payment to the DOJ and the first installment of $2,575 to the SEC, inclusive of all pre-judgment interest. During the twelve months ended December 31, 2009, $6,575 of the aggregate obligation was paid, which consisted of the $4,000 annual installment to the DOJ and the $2,575 annual installment to the SEC, inclusive of all pre-judgment interest.
The remaining aggregate obligation of $13,150 has been classified on the Consolidated Balance Sheets as $6,575 in “Current portion of government obligations” and $6,575 in “Long-term portion of government obligations.” This division is based on payment terms that provide for two remaining equal installments of $2,575 and $4,000 to the SEC and DOJ in 2010 and 2011, respectively.
7. Long-term Debt
Long-term debt as of March 31, 2010 and December 31, 2009 was as follows:

	March 31,	December 31,
	2010	2009

Capital lease obligations	$14,746	$16,516
2.75% convertible senior notes, net	56,704	56,071
6.5% senior convertible notes, net	31,595	31,450
2007 Credit Facility	—	—

Total long-term debt	103,045	104,037
Less: current portion	(93,591)	(37,274)

Long-term debt, net	$9,454	$66,763

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
7. Long-term Debt (continued)
2007 Credit Facility
On November 20, 2007, the Company entered into a credit agreement (the “Credit Agreement”), among Willbros United States Holding, Inc. (“WUSH”), a subsidiary of the Company (formerly known as Willbros USA, Inc.), as borrower, the Company and certain of its subsidiaries as guarantors (collectively, the “Loan Parties”), and a group of lenders (the “Lenders”) led by Calyon New York Branch (“Calyon”). The Credit Agreement provides for a three-year senior secured $150,000 revolving credit facility maturing in November 2010 (the “2007 Credit Facility”). The Company is able to utilize 100 percent of the 2007 Credit Facility to obtain performance letters of credit and 33.3 percent (or $50,000) of the facility for cash advances for general corporate purposes and financial letters of credit. The 2007 Credit Facility is secured by substantially all of the assets of the Company, including those of the Loan Parties, as well as a pledge of 100 percent of the equity interests of WUSH and each of the Company’s other material U.S. subsidiaries and 65 percent of the equity interests of Willbros Global Holdings, Inc.
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
A default under the Credit Agreement may be triggered by events such as a failure to comply with financial covenants or other covenants under the Credit Agreement, a failure to make payments when due under the Credit Agreement, a failure to make payments when due in respect of or a failure to perform obligations relating to debt obligations in excess of $5,000, a change of control of the Company or certain insolvency proceedings. A default under the Credit Agreement would permit Calyon and the Lenders to restrict the Company’s ability to further access the 2007 Credit Facility for cash advances or letters of credit, require the immediate repayment of any outstanding cash advances with interest and require the cash collateralization of outstanding letter of credit obligations. Unamortized debt issue costs associated with the creation of the 2007 Credit Facility total $349 and $498 and are included in other assets at March 31, 2010 and December 31, 2009, respectively. These costs are being amortized to interest expense over the three-year term of the Credit Facility.
The 2007 Credit Facility also includes financial covenants relating to maintenance of the following:
•
A minimum net worth in an amount of not less than the sum of $106,458 plus 50.0 percent of consolidated net income earned in each fiscal quarter ended after December 31, 2007 plus adjustments for certain equity transactions and debt conversions;

•	A maximum leverage ratio of 2.00 to 1.00 for the fiscal quarter ending March 31, 2010 and for each fiscal quarter thereafter;

•	A minimum fixed charge coverage ratio of not less than 3.50 to 1.00 for the fiscal quarter ending March 31, 2010 and for each fiscal quarter thereafter;

•
If the Company’s liquidity during any fiscal quarter falls below $35,000, a maximum capital expenditure ratio of 1.50 to 1.00 (cost of assets added through purchase or capital lease) for such fiscal quarter and for each of the three quarters thereafter.

If any of these covenants were to be violated, it would be considered an Event of Default entitling the Lenders to terminate the remaining commitment, require the cash collateralization of all outstanding letters of credit, and accelerate payment of any principal and interest outstanding.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
7. Long-term Debt (continued)
At March 31, 2010, the Company was in violation of the maximum leverage ratio covenant. This covenant was not satisfied due to the significant decline in consolidated EBITDA for the trailing 12 months, primarily the most recent three month period ended March 31, 2010. In connection with the pending acquisition of InfrastruX, the Company expects to enter into a new credit facility in the second quarter of 2010 and has received a waiver from Calyon for the covenant violation for the quarter ended March 31, 2010 under its existing Credit Agreement.
As of March 31, 2010, there were no borrowings outstanding under the 2007 Credit Facility and there were $48,157 in outstanding letters of credit for projects in continuing operations.
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
The 6.5% Notes are governed by an indenture by and among the Company, as issuer, WUSH, as guarantor, and Bank of Texas, N.A. (as successor to the original trustee), as Trustee (the “Indenture”), and were issued under the Purchase Agreement by and among the Company and the initial purchasers of the 6.5% Notes (the “Purchasers”), in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. The 6.5% Notes are convertible into shares of the Company’s common stock at a conversion rate of 56.9606 shares of common stock per $1,000 principal amount of notes representing a conversion price of approximately $17.56 per share. If all notes had been converted to common stock at March 31, 2010, 1,825,587 shares would have been issuable based on the principal amount of the 6.5% Notes which remain outstanding, subject to adjustment in certain circumstances. The 6.5% Notes are general senior unsecured obligations. Interest is due semi-annually on June 15 and December 15.
The 6.5% Notes mature on December 15, 2012 unless the notes are repurchased or converted earlier. The Company does not have the right to redeem the 6.5% Notes prior to maturity. Upon maturity, the principal amount plus the accrued interest through the day prior to the maturity date is payable only in cash. The holders of the 6.5% Notes have the right to require the Company to purchase the 6.5% Notes for cash, including unpaid interest, on December 15, 2010. The holders of the 6.5% Notes also have the right to require the Company to purchase the 6.5% Notes for cash upon the occurrence of a fundamental change, as defined in the Indenture. In addition to the amounts described above, the Company will be required to pay a “make-whole premium” to the holders of the 6.5% Notes who elect to convert their notes into the Company’s common stock in connection with a fundamental change. The make-whole premium is payable in additional shares of common stock and is calculated based on a formula with the premium ranging from 0.0 percent to 28.0 percent depending on when the fundamental change occurs and the price of the Company’s stock at the time the fundamental change occurs. Based on the uncertainty surrounding the future economic conditions, the Company is unable to estimate the number or probability of future repurchases of the 6.5% Notes on December 15, 2010. As such, all $31,450 (net of $600 bond discount) and $31,595 (net of $455 bond discount) has been classified as short-term and included within “Notes payable and current portion of other long-term debt” on the Consolidated Balance Sheet at December 31, 2009 and March 31, 2010, respectively.
Upon conversion of the 6.5% Notes, the Company has the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and shares of its common stock. Under the Indenture, the Company is required to notify holders of the 6.5% Notes of its method for settling the principal amount of the 6.5% Notes upon conversion. This notification, once provided, is irrevocable and legally binding upon the Company with regard to any conversion of the 6.5% Notes. On March 21, 2006, the Company notified holders of the 6.5% Notes of its election to satisfy its conversion obligation with respect to the principal amount of any 6.5% Notes surrendered for conversion by paying the holders of such surrendered 6.5% Notes 100 percent of the principal conversion obligation in the form of common stock of the Company. Until the 6.5% Notes are surrendered for conversion, the Company will not be required to notify holders of its method for settling the excess amount of the conversion obligation relating to the amount of the conversion value above the principal amount, if any. In the event of a payment default or other default which results in acceleration on any credit agreement of $10,000 or more, including the 2007 Credit Facility and the 2.75% Notes, a corresponding event of default would result under the 6.5% Notes.
A covenant in the indenture for the 6.5% Notes prohibits the Company from incurring any additional indebtedness if its consolidated leverage ratio exceeds 4.00 to 1.00. As of March 31, 2010, this covenant would not have precluded the Company from borrowing under the 2007 Credit Facility.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
7. Long-term Debt (continued)
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

	March 31,	December 31,
	2010	2009
Principal amount of 6.5% Notes	$32,050	$32,050
Unamortized discount	(455)	(600)

Net carrying amount	$31,595	$31,450

Additional paid-in capital	$3,131	$3,131

At March 31, 2010, the unamortized discount had a remaining recognition period of approximately 9 months.
The amount of interest expense recognized and effective interest rate for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,
	2010	2009

Contractual coupon interest	$521	$521
Amortization of discount	145	134

Interest expense	$666	$655

Effective interest rate	8.46%	8.46%
2.75% Convertible Senior Notes
In 2004, the Company completed a primary offering of $60,000 of 2.75% Convertible Senior Notes (the “2.75% Notes”). Also, in 2004, the initial purchasers of the 2.75% Notes exercised their option to purchase an additional $10,000 aggregate principal amount of the 2.75% Notes. The primary offering and purchase option of the 2.75% Notes totaled $70,000. The 2.75% Notes are general senior unsecured obligations. Interest is paid semi-annually on March 15 and September 15. The 2.75% Notes mature on March 15, 2024 unless the notes are repurchased, redeemed or converted earlier. Upon maturity, the principal amount plus the accrued interest through the day prior to the maturity date is payable only in cash. The indenture for the 2.75% Notes originally provided that the Company could redeem the 2.75% Notes for cash on or after March 15, 2011, at 100 percent of the principal amount of the notes plus accrued interest. An indenture amendment, as described more fully below, delayed the redemption date two years to March 15, 2013. The holders of the 2.75% Notes have the right to require the Company to purchase the 2.75% Notes, including unpaid interest, on March 15, 2011, 2014, and 2019 or upon a change of control related event. On March 15, 2014 and 2019, the Company has the option of providing its common stock in lieu of cash, or a combination of common stock and cash to fund purchases. Based on the uncertainty surrounding the future economic conditions, the Company is unable to estimate the number or probability of future repurchases of the 2.75% Notes on March 15, 2011. Accordingly, all $56,704 (net of $2,653 bond discount) has been classified as short-term and included within “Notes payable and current portion of other long-term debt” on the Consolidated Balance Sheet at March 31, 2010.
Accrued interest on the notes on all three put dates can only be paid in cash. Upon the occurrence of a fundamental change, as defined by the Indenture, the holders of the 2.75% Notes have the right to require the Company to purchase the 2.75% Notes for cash, in addition to a “make-whole premium” that is payable in cash or in additional shares of common stock. The holders of the 2.75% Notes may, under certain circumstances, convert the notes into shares of the Company’s common stock at an initial conversion ratio of 51.3611 shares of common stock per $1,000.00 principal amount of notes representing a conversion price of approximately $19.47 per share and resulting in 3,048,641 shares at March 31, 2010 based on the principal amount of the 2.75% Notes which remain outstanding, subject to adjustment in certain circumstances. The notes will be convertible only upon the occurrence of certain specified events including, but not limited to, if, at certain times, the closing sale price of the Company’s common stock exceeds 120.0 percent of the then current conversion price, or $23.36 per share, based on the initial conversion price. In the event of a default under any Company credit agreement other than the indenture covering the 2.75% Notes, (1) in which the Company fails to pay principal or interest on indebtedness with an aggregate principal balance of $10,000 or more; or (2) in which indebtedness with a principal balance of $10,000 or more is accelerated, an event of default would result under the 2.75% Notes.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
7. Long-term Debt (continued)
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

	March 31,	December 31,
	2010	2009
Principal amount of 2.75% Notes	$59,357	$59,357
Unamortized discount	(2,653)	(3,286)

Net carrying amount	$56,704	$56,071

Additional paid-in capital	$14,235	$14,235

At March 31, 2010, the unamortized discount had a remaining recognition period of approximately 12 months.
The amount of interest expense recognized and effective interest rate for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	2010	2009

Contractual coupon interest	$408	$408
Amortization of discount	633	588

Interest expense	$1,041	$996

Effective interest rate	7.40%	7.40%
Capital Leases
The Company has entered into multiple capital lease agreements to acquire various construction equipment which have a weighted average 5.8 percent interest rate. Assets held under capital leases at March 31, 2010 and December 31, 2009 are summarized below:

	March 31,	December 31,
	2010	2009

Construction equipment	$21,100	$23,475
Auto, trucks and trailers	1,097	1,895
Furniture and equipment	1,891	1,911

Total assets held under capital lease	24,088	27,281
Less: accumulated depreciation	(8,483)	(9,800)

Net assets under capital lease	$15,605	$17,481

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
Basic and diluted income (loss) from continuing operations per common share for the three months ended March 31, 2010 and 2009 are computed as follows:

	Three Months
	Ended March 31,
	2010	2009

Income (loss) from continuing operations	$(12,778)	$16,076
Less: Income (loss) attributable to noncontrolling interest	(256)	(747)

Net income (loss) from continuing operations attributable to Willbros Group, Inc. (numerator for basic calculation)	(13,034)	15,329
Add: Interest and debt issuance costs associated with convertible notes	—	1,616

Net income (loss) from continuing operations applicable to common shares (numerator for diluted calculation)	$(13,034)	$16,945

Weighted average number of common shares outstanding for basic income (loss) per share	38,942,133	38,563,937

Weighted average number of potentially dilutive common shares outstanding	—	4,988,176

Weighted average number of common shares outstanding for diluted income per share	38,942,133	43,552,113

Income (loss) per common share from continuing operations:
Basic	$(0.33)	$0.40

Diluted	$(0.33)	$0.39

The Company incurred a net loss for the three months ended March 31, 2010, and has therefore excluded the securities listed below from the computation of diluted loss per share, as the effect would be anti-dilutive:

	Three Months
	Ended March 31,
	2010	2009

2.75% Convertible Senior Notes	3,048,641	—
6.5% Convertible Senior Notes	1,825,587	—
Stock options	210,855	222,750
Warrants to purchase common stock	536,925	536,925
Restricted stock and restricted stock rights	335,596	—

	5,957,604	759,675

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
8. Income (Loss) Per Share (continued)
In accordance with the FASB’s standard on earnings per share — contingently convertible instruments, the shares issuable upon conversion of the convertible notes would have been included in diluted income (loss) per share, if those securities were dilutive, regardless of whether the Company’s stock price was greater than or equal to the conversion prices of $17.56 and $19.47, respectively. As the related interest per convertible share exceeded basic earnings per share for the current period, those weighted average shares have been excluded from the computation of diluted earnings per share.
9. Segment Information
At the beginning of the third quarter of 2009, the Company acquired the engineering business of Wink Companies, LLC (“Wink”). In anticipation of this acquisition, in the second quarter of 2009, the Company redefined its business segments from Engineering, Upstream Oil & Gas and Downstream Oil & Gas to two segments by integrating the existing Engineering segment into the Upstream Oil & Gas segment and Wink into the Downstream Oil & Gas segment. The Company believes the inclusion of engineering services within each segment improves internal connectivity by providing dedicated, specialized engineering services to both the upstream and downstream markets. Additionally, in the third quarter of 2009, the Company’s compressor/pump station construction business that was previously included in the Downstream Oil & Gas segment, was moved to the Upstream Oil & Gas segment. The financial results for this business have been reclassified for all periods presented here into the Upstream Oil & Gas segment.
The Company’s segments are strategic business units that are defined by the industry segments served and are managed separately as each has different operational requirements and strategies. The Company operates through two business segments: Upstream Oil & Gas and Downstream Oil & Gas. These segments currently operate primarily in the United States, Canada, and Oman. Management evaluates the performance of each operating segment based on operating income. Corporate operations include the executive management, general, administrative, and financing functions of the organization. The costs to provide these services are allocated, as are certain other corporate assets, between the two operating segments. There were no material inter-segment revenues in the periods presented.
The following tables reflect the Company’s reconciliation of segment operating results to net income (loss) in the Condensed Consolidated Statement of Income for the three months ended March 31, 2010 and 2009:
For the three months ended March 31, 2010:

	Upstream	Downstream
	Oil & Gas	Oil & Gas	Consolidated

Revenue	$76,501	$60,495	$136,996
Operating expenses	88,267	69,511	157,778

Operating loss	$(11,766)	$(9,016)	(20,782)

Other expense			(136)
Benefit from income taxes			(8,140)

Loss from continuing operations			(12,778)
Loss from discontinued operations net of provision for income taxes			(270)

Net loss			(13,048)
Less: Income (loss) attributable to noncontrolling interest			(256)

Net income (loss) attributable to Willbros Group, Inc.			$(13,304)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
9. Segment Information (continued)
For the three months ended March 31, 2009:

	Upstream	Downstream
	Oil & Gas	Oil & Gas	Consolidated

Revenue	$388,489	$75,437	$463,926
Operating expenses	362,234	75,597	437,831

Operating income (loss)	$26,255	$(160)	26,095

Other expense			(1,779)
Provision for income taxes			8,240

Income from continuing operations			16,076
Income from discontinued operations net of provision for income taxes			160

Income from continuing and discontinued operations			16,236
Less: Income (loss) attributable to noncontrolling interest			(747)

Net income attributable to Willbros Group, Inc.			$15,489

Total assets by segment as of March 31, 2010 and December 31, 2009 are presented below:

	March 31,	December 31,
	2010	2009
Upstream Oil & Gas	$235,885	$259,038
Downstream Oil & Gas	176,315	174,512
Corporate	308,117	294,828

Total assets, continuing operations	$720,317	$728,378

10. Stockholders’ Equity
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
Restricted stock and restricted stock rights, also described collectively as restricted stock units (“RSU’s”), and options granted under the 1996 Plan vest generally over a three to four year period. Options granted under the Director Plan are fully vested. Restricted stock and restricted stock rights granted under the 2006 Director Plan vest one year after the date of grant. At March 31, 2010, the 1996 Plan had 371,666 shares and the 2006 Director Plan had 156,711 shares available for grant. Of the shares available at March 31, 2010, 25,000 shares in the 1996 Stock Plan are reserved for future grants required under employment agreements. Certain provisions allow for accelerated vesting based on increases of share prices and on eligible retirement. During the three months ended March 31, 2010 and 2009, $0 and $1,335 of compensation expense was recognized due to accelerated vesting of RSU’s due to retirements and separation from the Company.
Share-based compensation related to RSU’s is recorded based on the Company’s stock price as of the grant date. Expense from both stock options and RSU’s totaled $2,010 and $3,675, respectively, for the three months ended March 31, 2010 and 2009.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
10. Stockholders’ Equity (continued)
The Company determines the fair value of stock options as of its grant date using the Black-Scholes valuation method. No options were granted during the three months ended March 31, 2010 and 2009. Stock option activity for the three months ended March 31, 2010 consists of:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at January 1, 2010	257,750	$15.91
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2010	257,750	$15.91

Exercisable at March 31, 2010	220,250	$15.34

As of March 31, 2010, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $238 and $238, respectively. The weighted average remaining contractual term of outstanding options is 5.20 years and the weighted average remaining contractual term of the exercisable options is 5.03 years at March 31, 2010. The total intrinsic value of options exercised during the three months ended March 31, 2010 and 2009 was $0 and $0, respectively.
The total fair value of options vested during the three months ended March 31, 2010 and 2009 was $0 and $0, respectively.
The Company’s non-vested options at March 31, 2010 and the changes in non-vested options during the three months ended March 31, 2010 are as follows:

		Weighted
		Average Grant-
	Shares	Date Fair Value

Nonvested, January 1, 2010	37,500	$7.23
Granted	—	—
Vested	—	—
Forfeited or expired	—	—

Nonvested, March 31, 2010	37,500	$7.23

The Company’s RSU activity and related information for the three months ended March 31, 2010 consist of:

		Weighted
	Number of	Average Grant-
	RSU’s	Date Fair Value

Outstanding at January 1, 2010	859,248	$22.38
Granted	127,155	14.79
Vested	(210,004)	21.50
Forfeited	(10,000)	27.30

Outstanding March 31, 2010	766,399	$21.29

The total fair value of RSU’s vested during the three months ended March 31, 2010 and 2009 was $4,515 and $6,857, respectively.
As of March 31, 2010, there was a total of $10,474 of unrecognized compensation cost, net of estimated forfeitures, related to all non-vested share-based compensation arrangements granted under the Company’s stock ownership plans. That cost is expected to be recognized over a weighted-average period of 1.25 years.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
10. Stockholders’ Equity (continued)
Warrants to Purchase Common Stock
On October 27, 2006, the Company completed a private placement of equity to certain accredited investors pursuant to which the Company issued and sold 3,722,360 shares of the Company’s common stock resulting in net proceeds of $48,748. In conjunction with the private placement, the Company also issued warrants to purchase an additional 558,354 shares of the Company’s common stock. Each warrant is exercisable, in whole or in part, until 60 months from the date of issuance. A warrant holder may elect to exercise the warrant by delivery of payment to the Company at the exercise price of $19.03 per share, or pursuant to a cashless exercise as provided in the warrant agreement. The fair value of the warrants was $3,423 on the date of the grant, as calculated using the Black-Scholes option-pricing model. There were 536,925 warrants outstanding at March 31, 2010 and 2009, respectively.
11. Foreign Exchange Risk
The Company attempts to negotiate contracts that provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at March 31, 2010 or December 31, 2009.
12. Contingencies, Commitments and Other Circumstances
Contingencies
Resolution of criminal and regulatory matters
In May 2008, the United States Department of Justice filed an Information and Deferred Prosecution Agreement (“DPA”) in the United States District Court in Houston concluding its investigation into violations of the Foreign Corrupt Practices Act of 1977, as amended, by Willbros Group, Inc. and its subsidiary Willbros International, Inc. (“WII”). Also in May 2008, WGI reached a final settlement with the SEC to resolve its previously disclosed investigation of possible violations of the FCPA and possible violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. These investigations stemmed primarily from the Company’s former operations in Bolivia, Ecuador and Nigeria. The settlements together require the Company to pay, over approximately three years, a total of $32,300 in penalties and disgorgement, plus post-judgment interest on $7,725 of that amount. As part of its agreement with the SEC, the Company will be subject to a permanent injunction barring future violations of certain provisions of the federal securities laws. As to its agreement with the DOJ, both WGI and WII for a period of three years from May 2008, are subject to the DPA, which among its terms provides that, in exchange for WGI’s and WII’s full compliance with the DPA, the DOJ will not continue a criminal prosecution of WGI and WII and with the successful completion of the DPA’s terms, the DOJ will move to dismiss the criminal information.
For the term of the DPA, WGI and WII will fully cooperate with the government and comply with all federal criminal laws — including but not limited to the FCPA. As provided for in the DPA, with the approval of the DOJ and effective September 25, 2009, the Company retained a government approved independent monitor, at the Company’s expense, for a two and one-half year period, who is reporting to the DOJ on the Company’s compliance with the DPA.
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
The Company is obligated, pursuant to the terms of the DPA, to adopt the recommendations in the monitor’s report unless the Company advises the monitor and the DOJ that it considers the recommendations unduly burdensome, impractical, costly or otherwise inadvisable. The Company has advised the DOJ that it intends to implement all of the recommendations. The Company will require increased resources, costs and management oversight in order to effectively implement the recommendations.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
12. Contingencies, Commitments and Other Circumstances (continued)
Failure by the Company to comply with the terms and conditions of either settlement could result in resumed prosecution and other regulatory sanctions.
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
The Company has disputed the validity of the termination for cause. The Company has also taken the position that TCPL did not follow the contractual procedure for termination for cause which allows for a 30 day notification period during which time the Company is supposed to have an opportunity to remedy the alleged default. Subsequently, the Company agreed in good faith to cooperate with TCPL in an orderly demobilization and handover of the remaining work. As of March 31, 2010, the Company has outstanding receivables related to this project of $57,944 as well as unbilled receivables included in “Contract cost and recognized income not yet billed” on the Consolidated Balance Sheets of $11,217. Additionally, the Company has incurred the cost for demobilization estimated at $1,100; however, this amount has not been billed pending a resolution of the TCPL termination for cause assertion. While TCPL has disputed all uncollected billed and unbilled amounts, the Company is unable to estimate a reserve and as such no reserve has been established.
If the termination for cause is ultimately determined to be valid and enforceable, the Company could be held liable for any damages resulting from the alleged breach of contract, including incremental costs incurred by TCPL to hire a replacement contractor to complete the remainder of the work as compared to the costs the Company would have incurred to perform the same scope of work. The Company believes it is not in breach of contract and intends to pursue its contractual and legal remedies, including commencing arbitration and filing liens on the constructed facilities. In the meantime, TransCanada has removed the Company from TransCanada’s bid list until this matter is resolved.
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
Furthermore, the Company achieved mechanical completion of the 179 miles on the 42-inch pipeline in April 2009 and completed close out efforts in the first quarter of 2010.
Project claims and audit disputes
Post-contract completion audits and reviews are periodically conducted by clients and/or government entities on certain contracts. As of March 31, 2010, the Company has been notified of claims and audit assertions totaling $27,071. The claims are associated with gross maximum price contracts. In accordance with the agreements, the Company has continued billing costs beyond the gross maximum price. Any unresolved claims and audit exceptions are first applied against any excess billings. Currently, the Company has excess billings of $12,210. It is the Company’s position that the excess billings are sufficient to cover the assessed risks associated with all outstanding claims. The Company is actively engaged to resolve these disputes. There can be no assurance as to the resolution of these claims and assertions.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
12. Contingencies, Commitments and Other Circumstances (continued)
Legal Proceedings
In addition to the matters discussed above, the Company is party to a number of legal proceedings. Management believes that the nature and number of these proceedings are typical for a firm of similar size engaged in a similar type of business and that none of these proceedings is material to the Company’s financial position. See Note 13 — Discontinuance of Operations, Asset Disposals, and Transition Services Agreement for additional information pertaining to legal proceedings.
Commitments
From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds and financial guarantees. Contracts with the Company’s customers may require the Company to secure letters of credit or surety bonds with regard to the Company’s performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may include contract retention provisions, in which case the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At March 31, 2010, the Company had approximately $48,804 of letters of credit outstanding, all related to continuing operations. Additionally, the Company had $293,465 of primary surety bonds outstanding related to continuing operations. These amounts represent the maximum amount of future payments the Company could be required to make if the letters of credit are drawn upon and claims are made under the surety bonds. As of March 31, 2010, no liability has been recognized for letters of credit and surety bonds.
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
13. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement
Strategic Decisions
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
13. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement (continued)
Nigeria Assets and Nigeria-Based Operations
Share Purchase Agreement
On February 7, 2007, Willbros Global Holdings, Inc., formerly known as Willbros Group, Inc., a Panama corporation (“WGHI”), which is now a subsidiary of the Company and holds a portion of the Company’s non-U.S. operations, sold its Nigeria assets and Nigeria-based operations in West Africa to Ascot Offshore Nigeria Limited (“Ascot”), a Nigerian oilfield services company, for total consideration of $155,250 (later adjusted to $130,250). The sale was pursuant to a Share Purchase Agreement by and between WGHI and Ascot dated as of February 7, 2007 (the “Agreement”), providing for the purchase by Ascot of all of the share capital of WG Nigeria Holdings Limited (“WGNHL”), the holding company for Willbros West Africa, Inc. (“WWAI”), Willbros (Nigeria) Limited, Willbros (Offshore) Nigeria Limited and WG Nigeria Equipment Limited.
In connection with the sale of its Nigeria assets and operations, WGHI and WII, another subsidiary of the Company, entered into an indemnity agreement with Ascot and Berkeley Group plc (“Berkeley”), the parent company of Ascot (the “Indemnity Agreement”), pursuant to which Ascot and Berkeley agreed to indemnify WGHI and WII for any obligations incurred by WGHI or WII in connection with the parent company guarantees (the “Guarantees”) that WGHI and WII previously issued and maintained on behalf of certain former subsidiaries now owned by Ascot under certain working contracts between the subsidiaries and their customers. Either WGHI, WII or both may be contractually obligated, in varying degrees, under the Guarantees with respect to the performance of work related to several ongoing projects. Among the Guarantees covered by the Indemnity Agreement are five contracts under which the Company estimates that, at February 7, 2007, there was aggregate remaining contract revenue, excluding any additional claim revenue, of $352,107 and aggregate estimated cost to complete of $293,562. At the February 7, 2007 sale date, one of the contracts covered by the Guarantees was estimated to be in a loss position with an accrual for such loss of $33,157. The associated liability was included in the liabilities acquired by Ascot and Berkeley.
Approximately one year after the sale of the Nigeria assets and operations, WGHI received its first notification asserting various rights under one of the outstanding parent guarantees. On February 1, 2008, WWAI, the Ascot company performing the West African Gas Pipeline (“WAGP”) contract, received a letter from West African Gas Pipeline Company Limited (“WAPCo”), the owner of WAGP, wherein WAPCo gave written notice alleging that WWAI was in default under the WAGP contract, as amended, and giving WWAI a brief cure period to remedy the alleged default. The Company understands that WWAI responded by denying being in breach of its WAGP contract obligations, and apparently also advised WAPCo that WWAI “requires a further $55 million, without which it will not be able to complete the work which it had previously undertaken to perform.” The Company understands that, on February 27, 2008, WAPCo terminated the WAGP contract for the alleged continuing non-performance of WWAI.
Also, in February 2008, WGHI received a letter from WAPCo reminding WGHI of its parent guarantee on the WAGP contract and requesting that WGHI remedy WWAI’s default under that contract, as amended. WGHI responded to WAPCo, consistent with its earlier communications, that, for a variety of legal, contractual, and other reasons, it did not consider the prior WAGP contract parent guarantee to have continued application. In February 2009, WGHI received another letter from WAPCo formally demanding that WGHI pay all sums payable in consequence of the non-performance by WWAI with WAPCo and stating that quantification of that amount would be provided sometime in the future when the work was completed. In spite of this letter, the Company continued to believe that the parent guarantee was not valid. WAPCo disputes WGHI’s position that it is no longer bound by the terms of WGHI’s prior parent guarantee of the WAGP contract and has reserved all its rights in that regard.
On February 15, 2010, WGHI received a letter from attorneys representing WAPCo seeking to recover from WGHI under its prior WAGP contract parent company guarantee for losses and damages allegedly incurred by WAPCo in connection with the alleged non-performance of WWAI under the WAGP contract. While a proceeding has not been filed in any court, the letter purports to be a formal notice of a claim for purposes of the Pre-Action Protocol for Construction and Engineering Disputes under the rules of the High Court in London, England (the “Protocol”). The letter claims damages in the amount of $264,834. At February 7, 2007, when WGHI sold its Nigeria assets and operations to Ascot, the total WAGP contract value was $165,300 and the WAGP project was estimated to be approximately 85 percent complete. The remaining costs to complete the project at that time were estimated at slightly under $30,000. The Company is seeking to understand the magnitude of the WAPCo claim relative to the WAGP project’s financial status three years earlier.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
13. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement (continued)
The Company anticipates that this dispute with WAPCo may result in litigation between WAPCo and WGHI under English law in the London High Court to determine the enforceability, in whole or in part, of WGHI’s parent company guarantee, which the Company expects to be a lengthy process. WGHI has several possible defenses to this claim and intends to contest this matter vigorously, but the Company cannot provide any assurance as to the outcome. The Company is currently preparing its response to WAPCo’s notice in accordance with the Protocol.
The Company currently has no employees working in Nigeria and has no intention of returning to Nigeria. If ultimately it is determined by an English Court that WGHI is liable, in whole or in part, for damages that WAPCo may establish against WWAI for WWAI’s alleged non-performance of the WAGP contract, or if WAPCo is able to establish liability against WGHI directly under the parent company guarantee, and, in either case, WGHI is unable to enforce rights under the indemnity agreement entered into with Ascot and Berkeley in connection with the WAGP contract, WGHI may experience substantial losses. However, at this time, the Company cannot predict the outcome of any proceeding which may ensue in this developing WAGP contract dispute, or be certain of the degree to which the indemnity agreement given in WGHI’s favor by Ascot and Berkeley will protect WGHI.
Results of Discontinued Operations
For the three months ended March 31, 2010, loss from Discontinued Operations was $270 or $0.01 per basic and diluted share. Although the Transition Services Agreement expired on February 7, 2009, we continue to incur legal costs related to the previously discussed WAPCo parent company guarantee assertions. For the three months ended March 31, 2009, income from Discontinued Operations was $160 or $0.00 per basic and diluted share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In thousands, except share and per share amounts or unless otherwise noted)
The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2010 and 2009, included in Item 1 of this Form 10-Q, and the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2009.
OVERVIEW
First Quarter of 2010 Summary
In the first quarter of 2010, we had revenue from continuing operations of $136,996 and a net loss of $13,034, or $0.33 per share. Revenue, net income and diluted earnings per share for the same quarter in 2009 were $463,926, $15,329, and $0.39, respectively. Beginning with our third quarter 2009 earnings call, we have communicated the expectation for a significant decline in revenue and utilization of people and assets during the fourth quarter of 2009 and the first quarter of 2010, primarily attributable to limited work opportunities due to the economic downturn. The 70.5 percent quarter-over-quarter revenue decline was amplified by the significant reduction of large diameter pipeline construction work in the U.S. and Canada during the first quarter of 2010. The depth of the economic downturn in the energy sector significantly reduced demand for engineering and construction services throughout 2009, resulting in unusually low levels of new project work during the latter part of 2009 and into early 2010.
In our year-end 2009 communications, we indicated that we expected the first quarter of 2010 to be the start of a slow recovery process. We are now beginning to see positive signs that the Engineering & Construction (“E&C”) industry’s outlook is improving. The level of inquiries in our Upstream Oil & Gas and Downstream Oil & Gas segment engineering groups continues to increase. In past recovery cycles, rising inquiry levels in the engineering groups have signaled better economic times, serving as a leading indicator of increased construction activity in our markets. Another recent encouraging sign of a pending recovery was our first quarter backlog increase of $92,641 from $391,742 at December 31, 2009 to $484,383 at March 31, 2010. The backlog increase is largely driven by our Canada operations and results from increased fabrication capacity, additional maintenance work and a new pipeline construction award.
Looking forward, we expect the Fayetteville Express Pipeline (“FEP”) construction project to lead the return to second quarter profitability. We commenced work on the FEP project consisting of two spreads of large diameter pipeline construction in April 2010. Most of the FEP project revenue will be recognized during the second and third quarters of 2010.
InfrastruX Acquisition
As of March 31, 2010, we had liquidity of $256,389 comprised of $190,839 in cash, short-term investments of $15,550, and $50,000 unutilized borrowing capacity under our 2007 Credit Facility. Our strong financial position has enabled us to actively pursue meaningful growth and diversification objectives and ultimately, allowed us to pursue the pending InfrastruX Group, Inc. (“InfrastruX”), acquisition as previously announced on March 11, 2010. InfrastruX is an electric power and natural gas transmission contractor with service delivery capabilities from regional operating centers based primarily in the South Central, Midwest and East Coast energy corridors. The combination is expected to result in increased scale and diversity, fostering our strategic objectives for growth and stability. We believe this acquisition would give us a leadership position in the large and fast growing U.S. electric transmission and distribution market, for which forecasted capital investment is expected to exceed $56 billion through 2020.
The acquisition of InfrastruX would diversify our end-market exposure while expanding our capabilities into attractive geographies, particularly the Marcellus shale region where we are already expanding our presence and are providing services to a major alliance partner. The InfrastruX acquisition would bring together the complementary pipeline services of a larger InfrastruX subsidiary that is focused on small diameter, distribution and pipe-related field services, with our large diameter pipeline construction, project management and engineering expertise.
Finally, this transaction would significantly add to our scale. We believe customers today are favoring players with the capabilities to provide a broader set of services, and importantly, the resources to weather a challenging economic environment. With the larger geographic footprint, complementary service offerings and client bases, the InfrastruX acquisition would broaden our prospects with additional cross-selling and integrated EPC opportunities.
We look forward to the completion of the InfrastruX acquisition in the second quarter of 2010. Currently, we are in the final stages of evaluating alternatives for financing the InfrastruX transaction in addition to, and possibly in lieu of, the bank term loan facility described in our earlier public filings. We are reviewing our options within the various debt markets and exploring all alternatives to optimize the economics of the transaction.

Continued Cost Containment
As we have previously stated, we have actively managed our cost-structure downward since the fourth quarter of 2008 to better align it with market activity levels. Since then, we have decreased total facilities by nine and reduced our workforce from approximately 6,500 employees at December 31, 2008 to nearly 3,700 entering 2010. As previously mentioned, management made the decision to retain certain key resources during fourth quarter 2009 and first quarter 2010 in anticipation of executing projects in backlog such as the FEP project and several Downstream turnaround projects. Although the decision to maintain idle personnel and equipment during this time of low activity negatively impacted financial results, we believe this will significantly improve our ability going forward to execute these projects safely and on schedule while delivering solid financial results. We will continue to implement our cost control initiatives and believe our progress to date has enabled us to partially mitigate the impact of the severe downturn in the E&C market while retaining the ability to capitalize on future growth opportunities. We also continue to monitor our operating expenses and implement cost savings actions as necessary for future efficiencies.
We remain optimistic about the outlook for Willbros. We believe we have a strategy which provides for growth and stability and positions us for continued success. As we move into a business environment which places high value on efficiency, we are confident in the organization and its ability to provide safety, quality, schedule certainty and value based low cost solutions to the global marketplace.
Our Vision
We continue to believe that long-term fundamentals support increasing demand for our services to the energy industry. This supports our vision for Willbros as a diversified, global provider of professional engineering, construction and maintenance solutions addressing the entire asset lifecycle of global infrastructure.
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
•
Focus resources in markets with the highest risk-adjusted return. The majority of our resources are focused on North America as we believe North America continues to offer us significant opportunities with attractive risk-adjusted returns. Opportunities for our existing service offerings are expected to result from the monetization of previously developed oil and gas reserves through connectivity to primary demand end markets. The ongoing development of unconventional shale gas plays is expected to provide new infrastructure development opportunities. We continue to pursue opportunities to expand our service offerings in North America organically or through acquisitions to include more recurring service work and to build alliances to reduce our reliance on large capital expenditure projects, such as large diameter cross-country pipeline construction.

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
Additionally, we intend to pursue selective acquisitions to complement our organic expansion strategies and to reduce our dependence on the cyclical large-diameter cross-country pipeline construction market. We began this process in 2007 with the InServ and Midwest acquisitions that expanded our service offerings as well as the geographies where we deliver those services. Our July 2007 acquisition of Midwest significantly enhanced our presence in mainline pipeline construction in Western Canada. Our November 2007 acquisition of InServ complemented our service offerings to our traditional market of engineering and construction services in the midstream hydrocarbon transportation industry. In July 2009, our acquisition of the engineering business of Wink Companies, LLC., when combined with our existing downstream offering, created a platform to provide integrated engineering, procurement and construction or EPC services to the downstream market, mirroring our upstream capabilities. More recently, on March 11, 2010, we announced an agreement to acquire InfrastruX Group, Inc., an electric and natural gas transmission and distribution contractor with service delivery capabilities from regional operating centers based in the South Central, Midwest and East Coast energy corridors. This acquisition would give Willbros a leadership position in the large and fast growing market for electric transmission infrastructure. We expect to close this transaction in the second quarter. We take a long term perspective on acquisitions which we believe will build strong, diversified platforms to drive near term and future shareholder value.

Maintain Financial Flexibility
Maintaining the financial flexibility to meet the material, equipment and personnel needs to support our project commitments, as well as the ability to pursue our expansion and diversification objectives is critical to our growth. We view financial strength and flexibility as a fundamental requirement to fulfilling our strategy. As of March 31, 2010, we had liquidity of $256,389 comprised of cash and cash equivalents of $190,839, short-term investments of $15,550 and unutilized cash borrowing capacity of $50,000 under our revolving credit facility, and no short-term borrowings or commercial paper outstanding. The combination of our strong cash position and our future cash flow from operations will allow us to focus on the highest return projects available as well as pursue our strategy of diversification as opportunities present themselves. The reduced availability of credit in the market has not affected our credit facility; nor do we expect it to impact the renewal of our credit facility in 2010 or our ability to access surety bonding in the future.
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
Our Business
We are a provider of energy services to global end markets serving the oil and gas, refinery, petrochemical and power industries. Our services, which include engineering, procurement and construction, either individually or together as an integrated EPC service offering, turnaround, maintenance and other specialty services, are critical to the ongoing expansion and operation of energy infrastructure. Within the global energy market, we specialize in designing, constructing, upgrading and repairing midstream infrastructure such as pipelines, compressor stations and related facilities for onshore and coastal locations as well as downstream facilities, such as refineries. We also provide specialty turnaround services, tank services, heater services, construction services, safety services and fabricate specialty items for hydrocarbon processing units. We believe our engineering, planning and project management expertise, as it relates to optimizing the structure and execution of a project, provide us with competitive advantages in the markets we serve.
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

Significant Business Developments
On March 11, 2010, we announced an agreement to acquire InfrastruX for a purchase price of $480,000, before final transaction adjustments. The purchase price is comprised of approximately 7.9 million shares of Willbros common stock, valued at approximately $120,000 at the time of the signing of the transaction, and approximately $360,000 in cash. Under the terms of the agreement, contingent consideration of up to $125,000 may be earned over a two year period in the event InfrastruX meets specified adjusted EBITDA targets, with initial thresholds of approximately $69,825 and $80,000 in 2010 and 2011, respectively.
InfrastruX is a provider of electric power and natural gas transmission and distribution maintenance and construction solutions to customers from their regional operating centers in the South Central, Midwest and East Coast regions of the U.S. This acquisition would significantly diversify our capabilities. In addition to providing meaningful access to the attractive electric transmission and distribution market, the acquisition would also expand the breadth of our natural gas capabilities and better position us in targeted markets such as the Marcellus shale play. Upon completion of the acquisition, InfrastruX, and its results of operations in the electric transmission and distribution end markets, would be included in a newly established segment, Electric Transmission and Distribution (“Electric T&D”). Any goodwill recognized through this transaction would be allocated to this segment, which would also be the reporting unit. Goodwill associated with this transaction is not expected to be deductible for tax purposes. The Company is currently considering various alternatives for financing the InfrastruX transaction, which is expected to close in the second quarter of 2010.
On April 1, 2010, we commenced work on the construction contract for spreads three and four of the FEP project. The approximately 185-mile natural gas pipeline will originate in Conway County, Arkansas, continue eastward through White County, Arkansas, and terminate at an interconnection with Trunkline Gas Company in Panola County, Mississippi. FEP will parallel existing utility corridors, where possible, to minimize the impact to the environment, communities and landowners. FEP is a joint venture between Energy Transfer Partners, L.P. and Kinder Morgan Energy Partners, L.P. Our scope of work includes 120 miles of 42-inch pipeline, beginning near Bald Knob, Arkansas and ending at the Trunkline interconnection. The project is expected to be completed in September 2010.
Financial Summary
Results and Financial Position
For the three months ended March 31, 2010, we recorded a net loss from continuing operations of $13,034 or a $0.33 loss per basic and diluted share on revenue of $136,996. This compares to net income from continuing operations of $15,329 or $0.40 per basic and $0.39 per diluted share on revenue of $463,926 for the same period in 2009.
Revenue for the three months ended March 31, 2010 decreased $326,930 (70.5 percent) to $136,996 from $463,926 during the same period in 2009. The revenue decline is a result of decreased business activity in all business units; however, the largest declines were experienced in large diameter pipeline construction and EPC projects.
General and Administrative costs for the first quarter of 2010 increased $1,966 (8.5 percent) to $24,990 as compared to $23,024 in the first quarter of 2009. The first quarter of 2010 costs include approximately $3,300 of DOJ monitor costs and $800 of acquisition costs. Excluding these charges, our general and administrative costs would have decreased by $2,134 (9.3 percent) as a result of the cost reduction efforts initiated in 2009.
Operating income (loss) for the three months ended March 31, 2010 decreased $46,877 (179.6 percent) to an operating loss of $20,782 from operating income of $26,095 during the same period in 2009, and operating margin decreased 20.8 percentage points to (15.2 percent) in 2010 from operating margin of 5.6 percent in 2009. Following are the key components of the decrease in operating income and margin:
•
Contract margin decreased 8.6 percentage points driven by the previously referenced substantial decline in revenue coupled with cost reductions and our decision to retain underutilitized equipment and people;

•	Reduced margins on start-up activities and no margin recognition on standby costs incurred in connection with the FEP contract;
•	DOJ monitor costs of approximately $3,300 incurred during the first quarter 2010;
•	Acquisition-related costs of approximately $800; and partially offset by
•	The favorable impact of $1,606 due to the change in the estimated useful life of certain construction equipment.

During the first quarter of 2010 we performed a detailed cost study that included an evaluation of the estimated useful lives of our fixed assets. This study indicated that the actual lives for certain construction equipment were longer than the estimated useful lives used for depreciation purposes in our financial statements. As a result, we adjusted the estimated useful life on construction equipment from a range of four to six years to a range of four to twelve years and accordingly, prospectively reduced depreciation expense in the first quarter of 2010 by $1,606 and thereby increased income from continuing operations by $996, net of taxes, or $0.03 per basic share. This change in estimate is projected to provide an increase of approximately $4,000, net of taxes, or $0.10 per basic share during 2010.
The provision for income taxes decreased from a provision of $8,240 to a benefit of $8,140 for the three months ended March 31, 2010, driven primarily by a decrease in income year-over-year. The effective tax rate used for the three months ended March 31, 2009 was estimated at 35 percent, while the effective tax rate for the three months ended March 31, 2010 was estimated at 38 percent. This increase is primarily attributable to forecasted non-deductible deal costs in the current year.
Working capital as of March 31, 2010, for continuing operations, decreased $65,442 (22.0 percent) to $231,852 from $297,294 at December 31, 2009 primarily as a result of the movement of $56,704 of our 2.75% convertible senior notes to current as the holders of our 2.75% Notes have the right to require us to purchase the 2.75% Notes for cash, including unpaid interest, on March 15, 2011.
Our debt to equity ratio as of March 31, 2010, increased to 0.24:1 from 0.21:1 at December 31, 2009, primarily due to the issuance of a note payable ($9,724 balance at March 31, 2010) in the first quarter to finance certain 2010 insurance premiums, offset by the payment of capital lease obligations of $1,884 during the first quarter of 2010.
Consolidated cash flows during the three months ended March 31, 2010, including discontinued operations, decreased $55,633 to cash used by all activities of $7,935 from cash provided by all activities of $47,698 during the same period in 2009. Cash used by operations was $288, attributable primarily the operating loss incurred in the first quarter 2010, the delay in payment of receivables from TransCanada and payment of DOJ monitor costs. The other significant cash transactions during the quarter include the payments on capital leases of $1,884, repayments of notes payable of $1,963, and purchase of capital equipment of $5,805, offset by proceeds from the sale of equipment of $1,743. Combining our plant, property, and equipment purchases and disposals resulted in a net outflow of $4,062.
Other Financial Measures
Backlog
In our industry, backlog is considered an indicator of potential future performance because it represents a portion of the future revenue stream. Our strategy is focused on backlog additions and capturing quality backlog with margins commensurate with the risks associated with a given project.
Backlog consists of anticipated revenue from the uncompleted portions of existing contracts and contracts whose award is reasonably assured. The backlog estimates include amounts under ongoing maintenance contracts in addition to construction contracts. We determine the amount of backlog for work under ongoing maintenance contracts, or master service agreements (MSAs), by using recurring historical trends inherent in the MSAs, factoring in seasonal demand and projecting customer needs based upon ongoing communications with the customer. Estimated work under MSAs is included in backlog for a period of 12 months or the remaining term of the contract, whichever is less. We also include in backlog our share of work to be performed under contracts signed by joint ventures in which we have an ownership interest.
Total backlog from continuing operations increased $92,641 from $391,742 at December 31, 2009 to $484,383 at March 31, 2010. We have transitioned back to a more historically based backlog unlike the past couple of years when the industry operated at or near capacity which led to higher backlog levels as customers reserved available capacity up to a year or more in advance of the project start date. Historically, a substantial amount of our revenue in a given year has not been in our backlog at the beginning of that year. Additionally, due to the short duration of many jobs, revenue associated with jobs performed within a reporting period will not be reflected in quarterly backlog reports. We generate revenue from numerous sources, including contracts of long or short duration, change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas. In the current market for pipeline construction services, the opportunities for large cost reimbursable pipeline construction projects are minimal as demand has fallen below available capacity. Cost reimbursable contracts increased as a percentage of backlog at March 31, 2010 to 44.0 percent versus 37.0 percent of backlog at December 31, 2009; the increase was related to additional MSA work primarily in Canada and Oman. We expect that approximately $428,832 or 88.5 percent, of our total backlog at March 31, 2010 will be recognized in revenue during the remainder of 2010.

The following table shows our backlog by operating segment and geographic region as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Operating Segment
Upstream Oil & Gas	$351,900	72.6%	$245,586	62.7%
Downstream Oil & Gas	132,483	27.4%	146,156	37.3%

Total backlog	$484,383	100.0%	$391,742	100.0%

	March 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Geographic Region
United States	$339,845	70.2%	$358,808	91.6%
Canada	96,213	19.8%	9,639	2.5%
Middle East/North Africa	48,325	10.0%	23,295	5.9%

Total backlog	$484,383	100.0%	$391,742	100.0%

EBITDA from Continuing Operations
We use EBITDA (earnings before net interest, income taxes, depreciation and amortization) as part of our overall assessment of financial performance by comparing EBITDA between accounting periods. We believe that EBITDA is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in businesses similar to ours. EBITDA from continuing operations for the three months ended March 31, 2010 decreased $47,496 (128.7 percent) to a loss of $10,594 from income of $36,902 during the same period in 2009. The decrease in EBITDA is primarily a result of decreased contract income of $52,646 (excluding depreciation) in part due to a decrease in contract margin of 5.7 percentage points for the three months ended March 31, 2010.
In addition to EBITDA, management uses Adjusted EBITDA for:
•	Comparing normalized operating results with corresponding historical periods and with the operational performance of other companies in our industry; and
•	Presentations made to our analysts, investment banks and other members of the financing community who use this information in order to make investing decisions about us.
Adjustments to EBITDA broadly consist of items, which management does not consider to be representative of the ongoing operations of the Company. These generally include costs or benefits that are unusual, non-cash or one-time in nature. These adjustments are included in various performance metrics under our credit facilities and other financing arrangements. The EBITDA adjustments to determine Adjusted EBITDA are itemized in the below table. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as, or similar to, some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Adjusted EBITDA is not a financial measurement recognized under U.S. generally accepted accounting principles, or GAAP, and when analyzing our operating performance, investors should use Adjusted EBITDA in addition to, and not as an alternative for, net income, operating income, or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. Because all companies do not use identical calculations, our presentation of Adjusted EBITDA may be different from similarly titled measures of other companies.

A reconciliation of EBITDA and Adjusted EBITDA from continuing operations to GAAP financial information follows:

	Three Months Ended
	March 31,
	2010	2009
Net income (loss) from continuing operations attributable to Willbros Group	$(13,034)	$15,329
Interest, net	2,107	2,104
Provision (benefit) for income taxes	(8,140)	8,240
Depreciation and amortization	8,473	11,229

EBITDA	(10,594)	36,902

Stock based compensation	2,010	3,675
Restructuring and reorganization costs	(181)	4,834
Acquisition related costs	796	93
(Gains) losses on sales of equipment	(1,605)	(26)
DOJ monitor costs	3,324	—

Adjusted EBITDA	$(6,250)	$45,478

Discontinued Operations
In 2006, we announced our intention to sell our assets and operations in Nigeria, which led to their classification as discontinued operations (“Discontinued Operations”). We sold our Nigeria assets and operations on February 7, 2007 to Ascot Offshore Nigeria Limited (“Ascot”) pursuant to a Share Purchase Agreement by and between us and Ascot.
Results
For the three months ended March 31, 2010, loss from Discontinued Operations was $270 or $0.01 per basic and diluted share. Although the Transition Services Agreement expired on February 7, 2009, we continue to incur legal costs related to the previously discussed WAPCo parent company guarantee assertions. These legal fees are expected to escalate and continue over the next several years. At this time, we are unable to estimate the likely total legal costs. For the three months ended March 31, 2009, income from Discontinued Operations was $160 or $0.00 per basic share and diluted share
Additional financial disclosures on Discontinued Operations are provided in Note 13 - Discontinuance of Operations, Asset Disposals and Transition Services Agreement.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In our Annual Report on Form 10-K for the year ended December 31, 2009, we identified and disclosed our significant accounting policies. Subsequent to December 31, 2009, in the first quarter of 2010 there has been no change to our significant accounting policies other than the estimated useful life of construction equipment. See Note 1 — The Company and Basis of Presentation for further discussion.
For further information regarding new accounting pronouncements and accounting pronouncements adopted in the first quarter of 2010, see Note 2 — New Accounting Pronouncements.
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

Three Months Ended March 31, 2010 Compared to Three Months ended March 31, 2009
Contract Revenue
For the three months ended March 31, 2010, contract revenue decreased $326,930 (70.5 percent) to $136,996 from $463,926 during the same period in 2009. A quarter-to-quarter comparison of revenue is as follows:

	Three months ended March 31,
				Percent
	2010	2009	(Decrease)	Change

Upstream Oil & Gas	$76,501	$388,489	$(311,988)	(80.3%)
Downstream Oil & Gas	60,495	75,437	(14,942)	(19.8%)

Total	$136,996	$463,926	$(326,930)	(70.5%)

Upstream Oil & Gas revenue decreased $311,988 (80.3 percent) to $76,501 from $388,489 in 2009. The decrease is mainly due to a $262,393 (90.0 percent) and $47,837 (61.0 percent) decline in U.S. and Canada revenues, respectively. In the U.S., one cost reimbursable large diameter pipeline construction project with revenue totaling $236,552, in the first quarter of 2009, was completed by mid-2009 and was not replaced with new work in the first quarter of 2010. There was also a $9,843 decrease in EPC work year-over-year. In Canada, two pipeline construction projects with revenue totaling $44,950, in the first quarter of 2009, were completed in 2009 and were not replaced with new work in 2010. These reductions were driven by reduced capital project activity by our core construction customers and the competitive bidding environment for our core construction services in these locations.
Downstream Oil & Gas revenue decreased primarily as a result of reduced EPC work unfavorably impacting construction services ($15,824), a general decline in customer demand for maintenance and turnaround services ($9,112), and a decline in customer demand for capital work for our fabrication facilities ($1,451). These declines were partially offset by revenue from the July 2009 acquisition of the Wink engineering business unit ($10,520), the reclassification of government services from the Upstream Oil & Gas segment to the Downstream Oil & Gas segment ($826), and an increase in tank construction services ($535).
Operating Income
For the three months ended March 31, 2010, operating income (loss) decreased $46,877 (179.6 percent) to an operating loss of $20,782 from operating income of $26,095 during the same period in 2009. A quarter-to-quarter comparison of operating income is as follows:

	Three months ended March 31,
		Operating		Operating	Increase	Percent
	2010	Margin %	2009	Margin %	(Decrease)	Change

Upstream Oil & Gas	$(11,766)	(15.4%)	$26,255	6.8%	$(38,021)	(144.8%)
Downstream Oil & Gas	(9,016)	(14.9%)	(160)	(0.2%)	(8,856)	(5,535.0%)

Total	$(20,782)	(15.2%)	$26,095	5.6%	$(46,877)	(179.6%)

Upstream Oil & Gas operating income decreased $38,021 (144.8 percent) to a loss of $11,766 from operating income of $26,255 in 2009. Operating income margins for Upstream Oil & Gas decreased by 22.2 percentage points to negative 15.4 percent. The decrease was primarily a result of previously discussed revenue variances and the under utilization of our large diameter pipeline construction equipment. In the U.S. resources were retained through the first quarter in preparation for the FEP project which we began mobilizing for in the first quarter and began work on the right-of-way in April. These losses were partially offset by the improvement of our U.S. Engineering group which increased operating income $3,103 to operating income of $1,175 from an operating loss of ($1,928). Across the segment we focused on reducing our overhead cost and succeeded in reducing it by $1,700.
Downstream Oil & Gas operating income decreased primarily as a result of the previously discussed decreases in revenue from construction services and turnaround services, as well as operating losses contributed by the Downstream Oil & Gas engineering business unit ($1,970, inclusive of $228 related to lease abandonment charges), tank construction services business unit ($964), and government services business unit ($475). Additionally, tank construction and maintenance and turnaround projects performed in the first quarter of 2010 resulted in lower project margins than in the prior year as a result of the more competitive bid environment in 2010 and pricing pressure from our customers. Cost pressures and a reduction in project awards led to an effort to reduce overhead costs in order to reduce margin erosion. We successfully reduced indirect contract costs and G&A expenses by $5,225 and $705, respectively, compared to first quarter 2009.

Non-Operating Items
Interest, net expense increased $3 (0.1 percent) to $2,107 from $2,104 in 2009. The increase in net expense is due to a decrease in interest income of $363 resulting from a lower average daily cash balance in the first quarter of 2010 versus 2009, offset by a decrease in interest expense of $360 primarily related to the pay down of capital lease obligations.
Other, net income increased $1,646 (506.5 percent) to income of $1,971 from income of $325 in 2009. The 2010 income is primarily driven by a $1,605 gain on sales of equipment during the first quarter of 2010.
Provision for income taxes decreased $16,380 as a result of decreased business activity. During the three months ended March 31, 2010, we recognized $8,140 of income tax benefit on a loss from continuing operations before income tax benefit of $20,918 as compared to income tax expense of $8,240 on income from continuing operations before income taxes of $24,316 during the same period in 2009. The effective tax rate used for the three months ended 2010 was estimated at 38.0 percent, while the effective tax rate for the three months ended 2009 was estimated at 35.0 percent. The 3.0 percent increase is primarily attributable to non-deductible deal costs in the current year.
Income from Discontinued Operations, Net of Taxes
Income from discontinued operations, net of taxes decreased $430 (268.8 percent) to a loss of $270 from income of $160 during the same period in 2009. During the three months ended March 31, 2010, cash from operating activities of Discontinued Operations used $33 of cash compared to $1,201 of cash provided during the same period in 2009.
LIQUIDITY AND CAPITAL RESOURCES
Our financing objective is to maintain the financial flexibility to meet the material, equipment and personnel needs to support our project commitments as well as the ability to pursue our expansion and diversification objectives. As of March 31, 2010, we had liquidity of $256,389 comprised of $190,839 in cash, short-term investments of $15,550 and $50,000 unutilized borrowing capacity under our 2007 Credit Facility.
During the three months ended March 31, 2010, we decreased our working capital position, for continuing operations, by $65,442 (22.0 percent) to $231,852 from $297,294 at December 31, 2009 primarily as a result of the movement of $56,704 of our 2.75% convertible senior notes to current as the holders of our 2.75% Notes have the right to require us to purchase the 2.75% Notes for cash, including unpaid interest, on March 15, 2011. Also contributing to the decrease was a significant reduction in income from continuing operations, offset by an increase in our receivable days sales outstanding from 91 days at December 31, 2009 to 116 days at March 31, 2010 primarily resulting from the ongoing TCPL facilities contract dispute.
Cash on hand was our principal source of funding during the three months ended March 31, 2010. We anticipate that cash on hand, future cash flows from operations and the availability of our existing revolving credit facility will be sufficient to fund our working capital and capital expenditure objectives for the near term. In addition, a commitment letter was executed on March 11, 2010 with a bank group providing for a term loan facility of $300,000 and new revolving credit facility of $175,000, which will replace our current facility. We are also considering alternative methods of financing the InfrastruX acquisition. Borrowings under the new term loan facility or alternative financing will be used primarily for the InfrastruX acquisition, and borrowings under the revolving credit facility will be used for refinancing of existing debt and general working capital purposes.

Cash Flows
Cash flows provided by (used in) continuing operations by type of activity were as follows for the three months ended March 31, 2010 and 2009:

	2010	2009	Change
Operating activities	$(255)	$57,103	$(57,358)
Investing activities	(3,112)	(3,140)	28
Financing activities	(5,378)	(6,827)	1,449
Effect of exchange rate changes	843	(639)	1,482

Cash provided by all continuing activities	$(7,902)	$46,497	$(54,399)

Operating Activities
Operating activities of continuing operations used $255 of cash in the three months ended March 31, 2010, compared to cash provided of $57,103 in same period in 2009. Cash provided by operating activities decreased $57,358 primarily due to:
•	an increase in the cash consumed by continuing operations of $43,934, net of non-cash effects;
•
a decrease in cash flow from working capital of $13,854, driven primarily by the $24,758 increase in accounts receivable as a result of an increase in days sales outstanding from 50 in the first quarter of 2009 to 116 in the first quarter of 2010 resulting from the ongoing contract dispute with TransCanada; offset by net changes in other working capital accounts of $10,904 driven primarily by the reduction in contract volume year over year.

Investing Activities
Investing activities of continuing operations used $3,112 of cash in the three months ended March 31, 2010, compared to a use of cash of $3,140 during the same period in 2009. Cash used by investing activities decreased $28 primarily due to:
•	proceeds of $1,743 from the sale of equipment in the first quarter of 2010, compared to proceeds of $45 received during the same quarter of 2009, and
•	an increase of net maturities of short-term investments of $950, offset by
•	an increase in the purchases of property, plant and equipment during the three months ended March 31, 2010 of $2,620.
Financing Activities
Cash used by financing activities of continuing operations decreased $1,449 from $5,378 used in the three months ended March 31, 2010 compared to $6,827 used in the same period of 2009. The decrease in cash used by financing activities was driven primarily by the repayment of notes payable of $1,963 in the three months ended March 31, 2010, compared to $1,062 during the same period of 2009.
Additional Source of Capital
At March 31, 2010, we were in violation of the financial covenant in the 2007 Credit Facility which requires us to maintain a maximum leverage ratio of 2:00 to 1:00. We have received a waiver of this covenant violation for the quarter ended March 31, 2010 from Calyon. We also have a commitment letter with Crédit Agricole Corporate and Investment Bank and UBS Securities LLC and are negotiating a credit agreement for a new credit facility which would include a $175,000 revolving credit facility and a sublimit of $75,000 for cash advances (the “New Credit Facility”). We expect that the New Credit Facility will not include a maximum leverage ratio financial covenant during an interim period. However, we anticipate that the New Credit Facility will permit us to take cash advances during the interim period for the sole purpose of paying the purchase price for any 6.5% Notes which we are required by the holders of the 6.5% Notes to purchase in December 2010. Moreover, the indenture for the 6.5% Notes prohibits us from incurring any indebtedness when our consolidated leverage ratio exceeds 4:00 to 1:00. Although this indenture covenant will be amended to allow us to borrow funds to pay a portion of the cash purchase price for InfrastruX, we currently anticipate that this indenture covenant may preclude us from accessing the New Credit Facility for cash advances for working capital purposes for the next few quarters. However, we believe that cash flow from operations, along with cash on hand and short-term investments, will be sufficient to meet our working capital, debt repayment and capital expenditure needs for the next twelve months.

Capital Requirements
During the three months ended March 31, 2010, continuing operations used cash of $255. We believe that our financial results combined with our current liquidity, financial management, the new term loan or alternative financing and the credit facility commitment previously discussed will ensure sufficient cash to meet our capital requirements for continuing operations. As such, we are focused on the following significant capital requirements:
•	providing working capital for projects in process and those scheduled to begin;
•	pursuing acquisitions, including InfrastruX, that will allow us to expand our service offering;
•	funding our 2010 capital budget of approximately $22,800, of which $9,294 has been committed to date;
•	making installment payments to the government related to fines and profit disgorgement; and
•
redeeming up to $32,050 of our 6.5% Notes and up to $59,357 of our 2.75% Notes if all of the note holders elect to exercise their right to require us to purchase the notes on December 15, 2010 and March 15, 2011, respectively.

We believe that we will be able to support our ongoing working capital needs through our cash on hand, operating cash flows and the previously discussed new term loan and credit facility, although we may be required to access the capital markets in the event we complete any other acquisitions in addition to the planned InfrastruX acquisition.
Contractual Obligations
As of March 31, 2010, we had aggregate convertible note principal outstanding of $91,407. In addition, we have various capital leases of construction equipment and property resulting in aggregate capital lease obligations of $14,746 at March 31, 2010. The holders of our 2.75% Notes have the right to require us to purchase the 2.75% Notes for cash, including unpaid interest, on March 15, 2011. Based on the uncertainty surrounding the future economic conditions, we were unable to estimate the number or probability of future repurchases of the 2.75% Notes on March 15, 2011. As such, all $56,704 (net of $2,653 bond discount) has been classified as short-term and included within “Notes payable and current portion of other long-term debt” on the Consolidated Balance Sheet at March 31, 2010. As of December 31, 2009, we previously reclassified $31,450 (net of $600 bond discount) of 6.5% Notes as a current liability for similar reasons. The holders of the 6.5% Notes have the right to require us to purchase the notes for cash, including unpaid interest, on December 15, 2010.
Other contractual obligations and commercial commitments, as detailed in our annual report on Form 10-K for the year ended December 31, 2009, did not materially change except for payments made in the normal course of business.
NEW ACCOUNTING PRONOUNCEMENTS
See Note 2 — New Accounting Pronouncements in the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q for a summary of recently issued accounting standards.

FORWARD-LOOKING STATEMENTS
This Form 10-Q includes “forward-looking statements”. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), oil, gas, gas liquids and power prices, demand for our services, the amount and nature of future investments by governments, expansion and other development trends of the oil and gas, refinery, petrochemical and power industries, business strategy, expansion and growth of our business and operations, the outcome of government investigations and legal proceedings and other such matters are forward-looking statements. These forward-looking statements are based on assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties. As a result, actual results could differ materially from our expectations. Factors that could cause actual results to differ from those contemplated by our forward-looking statements include, but are not limited to, the following:
•	curtailment of capital expenditures and the unavailability of project funding in the oil and gas, refinery, petrochemical and power industries;
•	increased capacity and decreased demand for our services in the more competitive industry segments that we serve;
•	reduced creditworthiness of our customer base and higher risk of non-payment of receivables;
•	inability to lower our cost structure to remain competitive in the market;
•	inability of the energy service sector to reduce costs in the short term to a level where our customers’ project economics support a reasonable level of development work;
•	inability to predict the timing of an increase in energy sector capital spending, which results in staffing below the level required when the market recovers;
•	reduction of services to existing and prospective clients as they bring historically out-sourced services back in-house to preserve intellectual capital and minimize layoffs;
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

•	cancellation of projects, in whole or in part, for any reason;

•	failing to realize cost recoveries on claims or change orders from projects completed or in progress within a reasonable period after completion of the relevant project;
•	political or social circumstances impeding the progress of our work and increasing the cost of performance;
•	inability to obtain and maintain legal registration status in one or more foreign countries in which we are seeking to do business;
•	failure to obtain the timely award of one or more projects;
•	inability to identify and acquire suitable acquisition targets or to finance such acquisitions on reasonable terms;
•	inability to hire and retain sufficient skilled labor to execute our current work, our work in backlog and future work we have not yet been awarded;
•	inability to execute cost-reimbursable projects within the target cost, thus eroding contract margin and, potentially, contract income on any such project;
•	inability to obtain sufficient surety bonds or letters of credit;
•	inability to obtain adequate financing;
•	loss of the services of key management personnel;
•	the demand for energy moderating or diminishing;
•	downturns in general economic, market or business conditions in our target markets;
•	changes in and interpretation of U.S. and foreign tax laws that impact our worldwide provision for income taxes and effective income tax rate;
•	the potential adverse effects on our operating results if our non-U.S. operations became taxable in the United States;
•	changes in applicable laws or regulations, or changed interpretations thereof, including climate change legislation;
•	changes in the scope of our expected insurance coverage;
•	inability to manage insurable risk at an affordable cost;
•	enforceable claims for which we are not fully insured;
•	incurrence of insurable claims in excess of our insurance coverage;
•	the occurrence of the risk factors described in our periodic filings with the SEC; and
•	other factors, most of which are beyond our control.
Consequently, all of the forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the consequences for, or effects on, our business or operations that we anticipate today. We assume no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise.
Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “Willbros”, the “Company”, “we”, “us” and “our” refer to Willbros Group, Inc., its consolidated subsidiaries and their predecessors. Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to dollar amounts, except share and per share amounts, are expressed in thousands.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk is our exposure to changes in non-U.S. currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent, we are unable to match non-U.S. currency revenue with expenses in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at March 31, 2010 and 2009 or during the three months then ended.
The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable, and accrued liabilities shown in the Condensed Consolidated Balance Sheets approximated fair value at March 31, 2010, due to the generally short maturities of these items. At March 31, 2010, our investments were primarily in short-term dollar denominated bank deposits with maturities of a few days, or in longer-term deposits where funds can be withdrawn on demand without penalty. We have the ability and expect to hold our investments to maturity.
Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. At March 31, 2010, our only indebtedness subject to variable interest rates is certain capital lease obligations.
ITEM 4. CONTROLS AND PROCEDURES
In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 we have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of March 31, 2010 to (1) provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended March 31, 2010.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding legal proceedings, see “Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2009, Note 12 — Contingencies, Commitments, and Other Circumstances and Note 13 — Discontinuance of Operations, Asset Disposals, and Transition Services Agreement of our “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Form 10-Q, which information from Note 12 as to legal proceedings is incorporated by reference herein.
Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors involving us from those previously disclosed in Item 1A of Part 1 in our Annual Report on Form 10-K for the year ended December 31, 2009.
The Company’s pending acquisition of InfrastruX is subject to various risks that could have a material adverse effect on the Company’s results of operations, financial condition and market price for its common stock.
On March 11, 2010, the Company entered into a merger agreement pursuant to which the Company will acquire InfrastruX. The completion of the acquisition is subject to certain conditions, including the receipt of applicable regulatory approvals. In March 2010, the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and, therefore, no further regulatory review by the federal antitrust authorities is required in connection with the acquisition. Assuming all other customary conditions to closing are satisfied, the transaction is expected to close during the second quarter of 2010.
In connection with the merger agreement, on March 11, 2010, the Company entered into a commitment letter with Crédit Agricole Corporate and Investment Bank, UBS Securities LLC and UBS Loan Finance LLC for a new senior credit facility that would replace the Company’s existing credit facility. The commitment letter provides for a $475 million senior credit facility consisting of a four-year, $300 million term loan facility that would be used, along with cash on hand, to pay the cash portion of the merger consideration, and a three year, $175 million revolving credit facility. The Company is considering other alternatives for financing the InfrastruX transaction.
If the Company is unable to complete the term loan facility or secure alternative financing, the Company would have insufficient cash on hand to pay the cash portion of the purchase price for InfrastruX. The merger agreement contains specified termination rights, and, if the Company is unable to secure adequate financing on reasonable terms, the Company could be required to pay a termination fee of $25,625,000. In addition, the Company expects to incur substantial acquisition-related costs, including legal and other professional fees. Through the end of the first quarter of 2010, the Company incurred $600,000 of such acquisition-related costs.
We may not be able to successfully integrate our proposed acquisition of InfrastruX, which could cause our business to suffer.
Our proposed acquisition of InfrastruX is significant. On a pro forma basis, its total assets account for approximately 46 percent of our total assets as of March 31, 2010. We may not be able to combine successfully the operations, personnel and technology of InfrastruX with our operations if the acquisition is completed. Because of the size and complexity of InfrastruX’s business, if integration is not managed successfully by our management, we may experience interruptions in our business activities, a decrease in the quality of our services, a deterioration in our employee and customer relationships, increased costs of integration and harm to our reputation, all of which could have a material adverse effect on our business, financial condition and results of operations. We will be entering new lines of business when we acquire InfrastruX that we do not have experience managing, such as the electrical transmission business. Particularly because we will have to learn how to manage new lines of business, the integration of InfrastruX with our operations will require significant attention from management, which may decrease the time management will have to serve existing customers, attract new customers and develop new services and strategies. We may also experience difficulties in combining corporate cultures, maintaining employee morale and retaining key employees. The integration with InfrastruX may also impose substantial demands on our operations or other projects. We will have to actively strive to demonstrate to our existing customers that the acquisition will not result in adverse changes in our standards or business focus. The integration of InfrastruX will also involve a significant capital commitment, and the return that we achieve on any capital invested may be less than the return achieved on our other projects or investments. There will be challenges in consolidating and rationalizing information technology platforms and administrative infrastructures. In addition, any delays or increased costs of combining the companies could adversely affect our operations, financial results and liquidity.

We may not realize the growth opportunities and cost synergies that are anticipated from our proposed acquisition of InfrastruX.
The benefits we expect to achieve as a result of our proposed acquisition of InfrastruX will depend, in part, on our ability to realize anticipated growth opportunities and cost synergies. Our success in realizing these growth opportunities and cost synergies, and the timing of this realization, depends on the successful integration of InfrastruX’s business and operations with our business and operations. Even if we are able to integrate our business with InfrastruX’s business successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies we currently expect from this integration within the anticipated time frame or at all. For example, we may be unable to eliminate duplicative costs. Moreover, we anticipate that we will incur substantial expenses in connection with the integration of our business with InfrastruX’s business. While we anticipate that certain expenses will be incurred, such expenses are difficult to estimate accurately, and may exceed current estimates. Accordingly, the benefits from the proposed acquisition may be offset by costs incurred or delays in integrating the companies, which could cause our revenue assumptions to be inaccurate.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of our common stock by us during the quarter ended March 31, 2010:

			Total	Maximum
			Number of	Number (or
			Shares	Approximate
			Purchased	Dollar Value) of
			as Part of	Shares That May
	Total		Publicly	Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
	Purchased (1)	Per Share (2)	Programs	or Programs

January 1, 2010 – January 31, 2010	15,704	$16.74	—	—
February 1, 2010 – February 28, 2010	5,568	15.63	—	—
March 1, 2010 – March 31, 2010	21,561	13.14	—	—

Total	42,833	$14.78	—	—

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

Item 3. Defaults upon Senior Securities
Not applicable.
Item 5. Other Information
On May 7, 2010, the Company entered into a Waiver Agreement among Willbros United States Holdings, Inc., the guarantors and lenders party thereto, and Crédit Agricole Corporate and Investment Bank (formerly known as Calyon New York Branch), as administrative agent for the lenders. The Waiver Agreement provides that, subject to the terms of the agreement and satisfaction of certain conditions precedent, the failure by the Company to comply with the maximum leverage ratio covenant at March 31, 2010 will not constitute a default or event of default under the 2007 Credit Facility. A copy of the Waiver Agreement is attached as Exhibit 10.4 and incorporated into this Item 5 by reference.

On March 10, 2010, the Company entered into Consent Agreements (the “Consent Agreements”) with Highbridge International LLC, Whitebox Combined Partners, LP, Whitebox Convertible Arbitrage Partners, LP, IAM Mini-Fund 14 Limited, HFR Combined Master Trust and Wolverine Convertible Arbitrage Trading Limited (the “Consenting Holders”), who collectively hold a majority of the $32,050 in aggregate principal amount outstanding of the Company’s 6.5% Notes, issued pursuant to and outstanding under an Indenture dated as of December 23, 2005 (the “Indenture”), among the Company, Willbros United States Holdings, Inc., a Delaware corporation, as guarantor, and Bank of Texas, N.A., as successor trustee. Pursuant to the Consent Agreements, the Consenting Holders consented to modifications and amendments to the Indenture substantially in the form and substance set forth in a third supplemental indenture (the “Third Supplemental Indenture”) to the Indenture. The Third Supplemental Indenture initially provided, among other things, for an amendment to Section 6.13 of the Indenture so that certain restrictions on the Company’s ability to incur indebtedness will not be applicable to the borrowing by the Company of an amount not to exceed $300 million under a new credit facility to be entered into in connection with the Company’s acquisition of InfrastruX.
On May 10, 2010, the Company entered into an Amendment to Consent Agreement (the “Amendment”), with the Consenting Holders. Pursuant to the Amendment, the Consenting Holders have consented to modifications to the Third Supplemental Indenture that would clarify that certain restrictions on the Company’s ability to incur indebtedness will not be applicable to certain borrowings by the Company to acquire InfrastruX regardless of whether the borrowing consists of a term loan under a new credit agreement, a new series of notes or bonds or a combination thereof. Copies of the form of Amendment and the new form of Third Supplemental Indenture (Annex I to the form of Amendment) are attached hereto as Exhibit 4.3 and are incorporated into this Item 5 by reference.
Item 6. Exhibits
The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

2
Agreement and Plan of Merger dated as of March 11, 2010, among Willbros, Co Merger Sub I, Inc., Ho Merger Sub II, LLC and InfrastruX Group, Inc. (filed as Exhibit 2 to our report on Form 8-K dated March 10, 2010, filed March 16, 2010).

4.1	Stockholder Agreement dated as of March 11, 2010, between Willbros and InfrastruX Holdings, LLC (filed as Exhibit 4.1 to our report on Form 8-K dated March 10, 2010, filed March 16, 2010).

4.2	Form of Consent Agreement and Third Supplemental Indenture (filed as Exhibit 4.2 to our report on Form 8-K dated March 10, 2010, filed March 16, 2010).

4.3	Form of Amendment to Consent Agreement and Third Supplemental Indenture.

10.1	Amendment No. 1 to Amended and Restated Employment Agreement dated as of March 23, 2010 between Willbros United States Holdings, Inc. and Robert R. Harl.

10.2	Amendment Number 1 to the Willbros Group, Inc. Amended and Restated Management Incentive Compensation Program.

10.3
Separation Agreement and Release dated February 25, 2010, between Willbros United States Holdings, Inc. and its affiliate Integrated Service Company LLC, and Arlo B. DeKraai (filed as Exhibit 10.39 to our report on Form 10-K for the year ended December 31, 2009, filed March 11, 2010).

10.4
Waiver Agreement dated as of May 7, 2010, among Willbros United States Holdings, Inc., the guarantors and lenders party thereto and Crédit Agricole Corporate and Investment Bank, as administrative agent.

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

WILLBROS GROUP, INC.
Date: May 10, 2010	By:	/s/ Van A. Welch
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

2
Agreement and Plan of Merger dated as of March 11, 2010, among Willbros, Co Merger Sub I, Inc., Ho Merger Sub II, LLC and InfrastruX Group, Inc. (filed as Exhibit 2 to our report on Form 8-K dated March 10, 2010, filed March 16, 2010).

4.1	Stockholder Agreement dated as of March 11, 2010, between Willbros and InfrastruX Holdings, LLC (filed as Exhibit 4.1 to our report on Form 8-K dated March 10, 2010, filed March 16, 2010).

4.2	Form of Consent Agreement and Third Supplemental Indenture (filed as Exhibit 4.2 to our report on Form 8-K dated March 10, 2010, filed March 16, 2010).

4.3	Form of Amendment to Consent Agreement and Third Supplemental Indenture.

10.1	Amendment No. 1 to Amended and Restated Employment Agreement dated as of March 23, 2010 between Willbros United States Holdings, Inc. and Robert R. Harl.

10.2	Amendment Number 1 to the Willbros Group, Inc. Amended and Restated Management Incentive Compensation Program.

10.3
Separation Agreement and Release dated February 25, 2010, between Willbros United States Holdings, Inc. and its affiliate Integrated Service Company LLC, and Arlo B. DeKraai (filed as Exhibit 10.39 to our report on Form 10-K for the year ended December 31, 2009, filed March 11, 2010).

10.4
Waiver Agreement dated as of May 7, 2010, among Willbros United States Holdings, Inc., the guarantors and lenders party thereto and Crédit Agricole Corporate and Investment Bank, as administrative agent.

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