Form 10-Q
period 2010-06-30
Willbros Group, Inc.\NEW\
filed 2010-08-05
CIK 1449732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, $.05 par value, outstanding as of July 30, 2010 was 47,860,795.

WILLBROS GROUP, INC.
FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2010

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$227,302	$198,774
Short-term investments	5,300	16,559
Accounts receivable, net	224,801	162,460
Contract cost and recognized income not yet billed	7,773	45,009
Prepaid expenses and other	21,933	15,530
Parts and supplies inventories	5,457	4,666
Deferred income taxes	5,853	2,875

Total current assets	498,419	445,873
Property, plant and equipment, net	126,779	132,879
Goodwill	86,341	85,775
Other intangible assets, net	34,867	36,772
Deferred income taxes	18,341	25,034
Other assets	3,081	2,045

Total assets	$767,828	$728,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$103,515	$81,821
Contract billings in excess of cost and recognized income	44,891	11,336
Current portion of capital lease obligations	4,774	5,824
Notes payable and current portion of other long-term debt	95,897	31,450
Current portion of government obligations	6,575	6,575
Accrued income taxes	—	1,605
Liabilities of discontinued operations	—	—
Other current liabilities	3,674	9,968

Total current liabilities	259,326	148,579
Capital lease obligations	8,339	10,692
Long-term debt	—	56,071
Long-term portion of government obligations	—	6,575
Long-term liabilities for unrecognized tax benefits	4,236	5,512
Deferred income taxes	9,457	11,356
Other long-term liabilities	1,318	1,598

Total liabilities	282,676	240,383
Contingencies and commitments (Note 12)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 70,000,000 shares authorized and 40,498,272 shares issued at June 30, 2010 (40,106,498 at December 31, 2009)	2,024	2,005
Capital in excess of par value	610,435	607,299
Accumulated deficit	(129,463)	(124,788)
Treasury stock at cost, 575,242 shares at June 30, 2010 (510,187 at December 31, 2009)	(9,713)	(9,045)
Accumulated other comprehensive income	10,986	11,725

Total Willbros Group, Inc. stockholders’ equity	484,269	487,196
Noncontrolling interest	883	799

Total stockholders’ equity	485,152	487,995

Total liabilities and stockholders’ equity	$767,828	$728,378

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Contract revenue	$248,129	$354,483	$385,125	$818,408

Operating expenses:
Contract	205,766	311,416	337,783	718,801
Amortization of intangibles	953	2,005	1,905	4,593
General and administrative	24,221	21,212	49,211	44,235
Other charges	794	956	613	5,790

	231,734	335,589	389,512	773,419

Operating income (loss)	16,395	18,894	(4,387)	44,989

Other income (expense):
Interest income	283	674	519	1,273
Interest expense	(2,358)	(2,685)	(4,701)	(5,389)
Other, net	891	(217)	2,862	108

	(1,184)	(2,228)	(1,320)	(4,008)

Income (loss) from continuing operations before income taxes	15,211	16,666	(5,707)	40,981

Provision (benefit) for income taxes	5,753	5,675	(2,387)	13,915

Income (loss) from continuing operations	9,458	10,991	(3,320)	27,066
Income (loss) from discontinued operations net of provision for income taxes	(476)	(1,660)	(746)	(1,500)

Net income (loss)	8,982	9,331	(4,066)	25,566
Less: Income attributable to noncontrolling interest	(353)	(423)	(609)	(1,171)

Net income (loss) attributable to Willbros Group, Inc.	$8,629	$8,908	$(4,675)	$24,395

Reconciliation of net income attributable to Willbros Group, Inc.
Income (loss) from continuing operations	$9,105	$10,568	$(3,929)	$25,895
Income (loss) from discontinued operations	(476)	(1,660)	(746)	(1,500)

Net income (loss) attributable to Willbros Group, Inc.	$8,629	$8,908	$(4,675)	$24,395

Basic income (loss) per share attributable to Company Shareholders:
Income (loss) from continuing operations	$0.23	$0.27	$(0.10)	$0.67
Income (loss) from discontinued operations	(0.01)	(0.04)	(0.02)	(0.04)

Net income (loss)	$0.22	$0.23	$(0.12)	$0.63

Diluted income (loss) per share attributable to Company Shareholders:
Income (loss) from continuing operations	$0.23	$0.27	$(0.10)	$0.66
Income (loss) from discontinued operations	(0.01)	(0.04)	(0.02)	(0.03)

Net Income (loss)	$0.22	$0.23	$(0.12)	$0.63

Weighted average number of common shares outstanding:
Basic	39,018,105	38,684,446	38,979,275	38,624,192

Diluted	42,352,485	43,729,642	38,979,275	43,640,878

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)
(Unaudited)

	Six Months
	Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(4,066)	$25,566
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	746	1,500
Depreciation and amortization	16,471	21,566
Stock-based compensation	4,578	6,950
Deferred income tax provision	(3,426)	(672)
Other non cash	2,497	4,914
Changes in operating assets and liabilities:
Accounts receivable, net	(62,696)	(11,408)
Contract cost and recognized income not yet billed	37,268	42,456
Prepaid expenses and other assets	4,553	(4,279)
Accounts payable and accrued liabilities	21,880	(24,568)
Accrued income taxes	(2,882)	(4,661)
Contract billings in excess of cost and recognized income	33,572	10,603
Other liabilities	(2,864)	—

Cash provided by operating activities of continuing operations	45,631	67,967
Cash used in operating activities of discontinued operations	(746)	(79)

Cash provided by operating activities	44,885	67,888
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	1,970	5,101
Purchases of property, plant and equipment	(8,944)	(6,659)
Maturities of short-term investments	11,455	—
Purchase of short-term investments	(255)	—

Cash provided by (used in) investing activities of continuing operations	4,226	(1,558)
Cash provided by (used in) investing activities of discontinued operations	—	—

Cash provided by (used in) investing activities	4,226	(1,558)
Cash flows from financing activities:
Payments on capital leases	(3,526)	(18,817)
Repayment of notes payable	(4,936)	(1,062)
Payments to reacquire common stock	(668)	(357)
Payments on government fines	(6,575)	(6,575)
Costs of debt issues	(1,960)	(150)
Proceeds from exercise of stock options	—	336
Stock-based compensation tax deficiency	(1,423)	(1,448)
Dividend distribution to noncontrolling interest	(525)	(1,294)

Cash used in financing activities of continuing operations	(19,613)	(29,367)
Cash provided by (used in) financing activities of discontinued operations	—	—

Cash used in financing activities	(19,613)	(29,367)

Effect of exchange rate changes on cash and cash equivalents	(970)	565

Cash provided by all activities	28,528	37,528
Cash and cash equivalents, beginning of period	198,774	207,864

Cash and cash equivalents, end of period	$227,302	$245,392

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,216	$3,418
Cash paid for income taxes (including discontinued operations)	$3,125	$17,991
Supplemental non-cash investing and financing transactions:
Prepaid insurance obtained by note payable	$11,687	$—
Equipment received through like-kind exchange	$3,355	$—
Equipment surrendered through like-kind exchange	$2,550	$—
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
The accompanying Condensed Consolidated Balance Sheet as of December 31, 2009, which has been derived from audited consolidated financial statements, and the unaudited interim Condensed Consolidated Financial Statements as of June 30, 2009 and 2010, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, the Company believes the presentations and disclosures herein are adequate to make the information not misleading. Certain prior period amounts have been reclassified to be consistent with the current presentation. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s December 31, 2009 audited Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
In the opinion of management, the unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary to present fairly the financial position as of June 30, 2010, the results of operations and cash flows of the Company for all interim periods presented. The results of operations and cash flows for the three months ended June 30, 2010 are not necessarily indicative of the operating results and cash flows to be achieved for the full year.
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
For interim financial reporting, the Company records the tax provision based on its estimate of the effective tax rate for the year. The Company has projected its annual estimated effective income tax rate to be 38.0 percent for 2010.
The carrying value of financial instruments does not materially differ from fair value.
Change in Estimate — The Company performed a review of the estimated useful lives of its fixed assets during the first quarter of 2010. This evaluation indicated that actual lives for the construction equipment were generally longer than the estimated useful lives used for depreciation purposes in the Company’s financial statements. As a result, the Company adjusted the estimated useful life on construction equipment from a range of four to six years to a range of four to twelve years. The effect of this change in estimate was to reduce depreciation expense for the three and six months ended June 30, 2010 by $1,606 and $3,212, respectively, and increase income from continuing operations by $996 and $1,991, net of taxes, or $0.02 and $0.05 per basic share, respectively.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
1. The Company and Basis of Presentation (continued)
Reclassifications — The Company’s prior period consolidated statements of income have been revised to reclassify $956 and $5,790 of costs associated with headcount reduction for the three and six months ended June 30, 2009 from general and administrative expenses to “Other charges” to be consistent with current year presentation.
Consistency — Effective January 1, 2010, the Company has reclassified certain indirect overhead expenses to general and administrative expenses to apply a consistent approach in our classification of overheads across our segments. If the Company reclassified these same costs in the three-month and six-months periods ended June 30, 2009, the reported general and administrative costs would have increased accompanied by a corresponding decrease to contract costs of $1,320 and $2,784, respectively.
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
3. Other Charges
During the second quarter of 2010, the Company incurred other charges of $794, primarily consisting of $467 in headcount reduction costs and a change in estimate of $296 associated with one leased facility, which was abandoned in the third quarter of 2009.
Other charges by segment are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Upstream Oil & Gas	$306	$784	$320	$4,789
Downstream Oil & Gas	488	172	293	1,001

Total other charges	$794	$956	$613	$5,790

Other charges incurred during the second quarter of 2010 and 2009 include $6 and $248, respectively, related to headcount reductions within corporate operations and have been allocated to the Company’s business segments based on a percentage of total revenue.
The accrual at June 30, 2010, for carrying costs of the abandoned lease space totaled $1,323, consisting of $1,108 in “Other current liabilities” and $215 in “Other long-term liabilities” on the Consolidated Balance Sheets. The Company estimates carrying costs of the abandoned lease space based on an assessment of applicable commercial real estate markets. There may be a significant fluctuation in the estimated costs to the extent the evaluation of the facts, circumstances and expectations change. The principal variables in estimating the carrying costs are the length of time required to sublease the space, the sublease rate and expense for inducements (e.g., rent abatement, tenant improvement allowance) that may be offered to a prospective sublease tenant. While the Company believes this accrual is adequate, it is subject to adjustment as conditions change. The Company will continue to evaluate the adequacy of the accrual and will make the necessary changes to the accrual as conditions warrant.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
3. Other Charges (continued)
Activity in the accrual related to other charges for the period ended June 30, 2010 is as follows:

		Non-
		Cancelable
	Employee	Lease and
	Termination	Other
	and Other	Contractual
	Benefits	Obligations	Total
Accrued cost at December 31, 2009	$2,080	$2,325	$4,405
Costs recognized during 2010	489	264	753
Cash payments	(1,001)	(1,117)	(2,118)
Non-cash charges (1)	(281)	(9)	(290)
Change in estimates	—	(140)	(140)

Accrued cost at June 30, 2010	$1,287	$1,323	$2,610

(1)	Non-cash charges consist of $281 of accelerated stock-based compensation and $9 of accretion expense.
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
Contract cost and recognized income not yet billed and related amounts billed as of June 30, 2010 and December 31, 2009 was as follows:

	June 30,	December 31,
	2010	2009
Cost incurred on contracts in progress	$1,166,282	$1,113,712
Recognized income	184,931	161,398

	1,351,213	1,275,110
Progress billings and advance payments	(1,388,331)	(1,241,437)

	$(37,118)	$33,673

Contract cost and recognized income not yet billed	$7,773	$45,009
Contract billings in excess of cost and recognized income	(44,891)	(11,336)

	$(37,118)	$33,673

Contract cost and recognized income not yet billed includes $8 and $1,551 at June 30, 2010, and December 31, 2009, respectively, on completed contracts.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
5. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2010, by business segment, are detailed below:

		Impairment
Upstream Oil & Gas	Goodwill	Reserves	Total, Net
Balance as of January 1, 2009	$11,142	$—	$11,142
Goodwill from acquisitions	—	—	—
Purchase price adjustments	—	—	—
Impairment losses	—	—	—
Translation adjustments and other	1,496	—	1,496

Balance as of December 31, 2009	12,638	—	12,638
Goodwill from acquisitions	—	—	—
Purchase price adjustments	—	—	—
Impairment losses	—	—	—
Translation adjustments and other	(65)	—	(65)

Balance as of June 30, 2010	$12,573	$—	$12,573

		Impairment
Downstream Oil & Gas	Goodwill	Reserves	Total, Net
Balance as of January 1, 2009	$131,518	$(62,295)	$69,223
Goodwill from acquisitions	3,600	—	3,600
Purchase price adjustments	299	—	299
Impairment losses	—	—	—
Translation adjustments and other	15	—	15

Balance as of December 31, 2009	135,432	(62,295)	73,137
Goodwill from acquisitions	—	—	—
Purchase price adjustments	631	—	631
Impairment losses	—	—	—
Translation adjustments and other	—	—	—

Balance as of June 30, 2010	$136,063	$(62,295)	$73,768

The Company’s intangible assets as of June 30, 2010 were as follows:

	Customer		Non-compete
	Relationships	Trademark	agreements	Total
Balance as of December 31, 2009	$34,547	$1,235	$990	$36,772
Amortization	(1,730)	(65)	(110)	(1,905)

Balance as of June 30, 2010	$32,817	$1,170	$880	$34,867

Weighted Average Remaining Amortization Period	9.5 yrs	9.0 yrs	4.0 yrs

Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 5.0 to 12.1 years.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
5. Goodwill and Other Intangible Assets (continued)
Amortization expense included in net income for the three and six months ended June 30, 2010 was $953 and $1,905, respectively. Estimated amortization expense for the remainder of 2010 and each of the subsequent five years and thereafter is as follows:

Fiscal year:
2010	$1,905
2011	3,810
2012	3,810
2013	3,810
2014	3,700
2015	3,590
Thereafter	14,242

Total amortization	$34,867

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
On May 24, 2010 and May 27, 2010, the Company made its third installment payments in the amounts of $4,000 and $2,575, plus post judgment interest, to the DOJ and SEC, respectively. The remaining aggregate obligation of $6,575 has been classified on the Consolidated Balance Sheets as “Current portion of government obligations.” This amount is based on payment terms that provide for one remaining equal installment of $2,575 and $4,000 to the SEC and DOJ in 2011, respectively.
7. Long-term Debt
Long-term debt as of June 30, 2010 and December 31, 2009 was as follows:

	June 30,	December 31,
	2010	2009

Capital lease obligations	$13,113	$16,516
2.75% convertible senior notes, net	57,349	56,071
6.5% senior convertible notes, net	31,744	31,450
2007 Credit Facility	—	—

Total long-term debt	102,206	104,037
Less: current portion	(93,867)	(37,274)

Long-term debt, net	$8,339	$66,763

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
A default under the Credit Agreement may be triggered by events such as a failure to comply with financial covenants or other covenants under the Credit Agreement, a failure to make payments when due under the Credit Agreement, a failure to make payments when due in respect of or a failure to perform obligations relating to debt obligations in excess of $5,000, a change of control of the Company or certain insolvency proceedings. A default under the Credit Agreement would permit Calyon and the Lenders to restrict the Company’s ability to further access the 2007 Credit Facility for cash advances or letters of credit, require the immediate repayment of any outstanding cash advances with interest and require the cash collateralization of outstanding letter of credit obligations. Unamortized debt issue costs associated with the creation of the 2007 Credit Facility total $209 and $498 and are included in other assets at June 30, 2010 and December 31, 2009, respectively. These remaining unamortized costs will be amortized to interest expense during the third quarter of 2010 in connection with the termination of the 2007 Credit Facility.
The 2007 Credit Facility also includes financial covenants relating to maintenance of the following:
•
A minimum net worth in an amount of not less than the sum of $106,458 plus 50.0 percent of consolidated net income earned in each fiscal quarter ended after December 31, 2007 plus adjustments for certain equity transactions and debt conversions;

•	A maximum leverage ratio of 2.00 to 1.00 for the fiscal quarter ending June 30, 2010 and for each fiscal quarter thereafter;
•	A minimum fixed charge coverage ratio of not less than 3.50 to 1.00 for the fiscal quarter ending June 30, 2010 and for each fiscal quarter thereafter; and
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
7. Long-term Debt (continued)
As of June 30, 2010, there were no borrowings outstanding under the 2007 Credit Facility and there were $16,201 in outstanding letters of credit for projects in continuing operations. At March 31, 2010, the Company was in violation of the maximum leverage ratio covenant and received a waiver from Calyon for the covenant violation for the quarter ended March 31, 2010 under the 2007 Credit Facility. At June 30, 2010, the Company was in violation of the maximum leverage ratio covenant under the 2007 Credit Facility. On July 1, 2010, the 2007 Credit Facility was terminated in connection with the acquisition of InfrastruX Group, Inc. (“InfrastruX”). See Note 14 – Subsequent Event for further discussion of the InfrastruX acquisition and the new 2010 Credit Agreement.
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
The 6.5% Notes are governed by an indenture by and among the Company, as issuer, WUSH, as guarantor, and Bank of Texas, N.A. (as successor to the original trustee), as Trustee (the “Indenture”), and were issued under the Purchase Agreement by and among the Company and the initial purchasers of the 6.5% Notes (the “Purchasers”), in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. The 6.5% Notes are convertible into shares of the Company’s common stock at a conversion rate of 56.9606 shares of common stock per $1,000 principal amount of notes representing a conversion price of approximately $17.56 per share. If all notes had been converted to common stock at June 30, 2010, 1,825,587 shares would have been issuable based on the principal amount of the 6.5% Notes which remain outstanding, subject to adjustment in certain circumstances. The 6.5% Notes are general senior unsecured obligations. Interest is due semi-annually on June 15 and December 15.
The 6.5% Notes mature on December 15, 2012 unless the notes are repurchased or converted earlier. The Company does not have the right to redeem the 6.5% Notes prior to maturity. Upon maturity, the principal amount plus the accrued interest through the day prior to the maturity date is payable only in cash. The holders of the 6.5% Notes have the right to require the Company to purchase the 6.5% Notes for cash, including unpaid interest, on December 15, 2010. The holders of the 6.5% Notes also have the right to require the Company to purchase the 6.5% Notes for cash upon the occurrence of a fundamental change, as defined in the Indenture. In addition to the amounts described above, the Company will be required to pay a “make-whole premium” to the holders of the 6.5% Notes who elect to convert their notes into the Company’s common stock in connection with a fundamental change. The make-whole premium is payable in additional shares of common stock and is calculated based on a formula with the premium ranging from 0.0 percent to 28.0 percent depending on when the fundamental change occurs and the price of the Company’s stock at the time the fundamental change occurs. Based on the uncertainty surrounding the future economic conditions, the Company is unable to estimate the number or probability of future repurchases of the 6.5% Notes on December 15, 2010. As such, all $31,450 (net of $600 bond discount) and $31,744 (net of $306 bond discount) has been classified as short-term and included within “Notes payable and current portion of other long-term debt” on the Consolidated Balance Sheet at December 31, 2009 and June 30, 2010, respectively.
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
7. Long-term Debt (continued)
A covenant in the indenture for the 6.5% Notes prohibits the Company from incurring any additional indebtedness if its consolidated leverage ratio exceeds 4.00 to 1.00. As of June 30, 2010, this covenant would not have precluded the Company from borrowing under the 2007 Credit Facility.
On March 10, 2010, the Company entered into Consent Agreements (the “Consent Agreements”) with Highbridge International LLC, Whitebox Combined Partners, LP, Whitebox Convertible Arbitrage Partners, LP, IAM Mini-Fund 14 Limited, HFR Combined Master Trust and Wolverine Convertible Arbitrage Trading Limited (the “Consenting Holders”), who collectively hold a majority of the $32,050 in aggregate principal amount outstanding of the 6.5% Notes. Pursuant to the Consent Agreements, the Consenting Holders consented to modifications and amendments to the Indenture substantially in the form and substance set forth in a third supplemental indenture (the “Third Supplemental Indenture”) to the indenture for the 6.5% Notes. The Third Supplemental Indenture initially provided, among other things, for an amendment to Section 6.13 of the Indenture so that certain restrictions on the Company’s ability to incur indebtedness will not be applicable to the borrowing by the Company of an amount not to exceed $300,000 under a new credit facility to be entered into in connection with the acquisition of InfrastruX.
On May 10, 2010, the Company entered into an Amendment to Consent Agreement (the “Amendment”) with the Consenting Holders. Pursuant to the Amendment, the Consenting Holders have consented to modifications to the Third Supplemental Indenture that would clarify that certain restrictions on the Company’s ability to incur indebtedness will not be applicable to certain borrowings by the Company to acquire InfrastruX regardless of whether the borrowing consists of a term loan under a new credit agreement, a new series of notes or bonds or a combination thereof.
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

	June 30,	December 31,
	2010	2009
Principal amount of 6.5% Notes	$32,050	$32,050
Unamortized discount	(306)	(600)

Net carrying amount	$31,774	$31,450

Additional paid-in capital	$3,131	$3,131

At June 30, 2010, the unamortized discount had a remaining recognition period of approximately six months.
The amount of interest expense recognized and effective interest rate for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Contractual coupon interest	$521	$521	$1,042	$1,042
Amortization of discount	148	136	294	270

Interest expense	$669	$657	$1,336	$1,312

Effective interest rate	8.46%	8.46%	8.46%	8.46%
2.75% Convertible Senior Notes
In 2004, the Company completed a primary offering of $60,000 of 2.75% Convertible Senior Notes (the “2.75% Notes”). Also, in 2004, the initial purchasers of the 2.75% Notes exercised their option to purchase an additional $10,000 aggregate principal amount of the 2.75% Notes. The primary offering and purchase option of the 2.75% Notes totaled $70,000. The 2.75% Notes are general senior unsecured obligations. Interest is paid semi-annually on March 15 and September 15. The 2.75% Notes mature on March 15, 2024 unless the notes are repurchased, redeemed or converted earlier. Upon maturity, the principal amount plus the accrued interest through the day prior to the maturity date is payable only in cash. The indenture for the 2.75% Notes originally provided that the Company

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
7. Long-term Debt (continued)
could redeem the 2.75% Notes for cash on or after March 15, 2011, at 100 percent of the principal amount of the notes plus accrued interest. An indenture amendment, as described more fully below, delayed the redemption date two years to March 15, 2013. The holders of the 2.75% Notes have the right to require the Company to purchase the 2.75% Notes, including unpaid interest, on March 15, 2011, 2014, and 2019 or upon a change of control related event. On March 15, 2014 and 2019, the Company has the option of providing its common stock in lieu of cash, or a combination of common stock and cash to fund purchases. Based on the uncertainty surrounding the future economic conditions, the Company is unable to estimate the number or probability of future repurchases of the 2.75% Notes on March 15, 2011. Accordingly, all $57,349 (net of $2,008 bond discount) has been classified as short-term and included within “Notes payable and current portion of other long-term debt” on the Consolidated Balance Sheet at June 30, 2010.
Accrued interest on the notes on all three put dates can only be paid in cash. Upon the occurrence of a fundamental change, as defined by the Indenture, the holders of the 2.75% Notes have the right to require the Company to purchase the 2.75% Notes for cash, in addition to a “make-whole premium” that is payable in cash or in additional shares of common stock. The holders of the 2.75% Notes may, under certain circumstances, convert the notes into shares of the Company’s common stock at an initial conversion ratio of 51.3611 shares of common stock per $1,000.00 principal amount of notes representing a conversion price of approximately $19.47 per share and resulting in 3,048,641 shares at June 30, 2010 based on the principal amount of the 2.75% Notes which remain outstanding, subject to adjustment in certain circumstances. The notes will be convertible only upon the occurrence of certain specified events including, but not limited to, if, at certain times, the closing sale price of the Company’s common stock exceeds 120.0 percent of the then current conversion price, or $23.36 per share, based on the initial conversion price. In the event of a default under any Company credit agreement other than the indenture covering the 2.75% Notes, (1) in which the Company fails to pay principal or interest on indebtedness with an aggregate principal balance of $10,000 or more; or (2) in which indebtedness with a principal balance of $10,000 or more is accelerated, an event of default would result under the 2.75% Notes.
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

	June 30,	December 31,
	2010	2009
Principal amount of 2.75% Notes	$59,357	$59,357
Unamortized discount	(2,008)	(3,286)

Net carrying amount	$57,349	$56,071

Additional paid-in capital	$14,235	$14,235

At June 30, 2010, the unamortized discount had a remaining recognition period of approximately 9 months.
The amount of interest expense recognized and effective interest rate for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009

Contractual coupon interest	$408	$408	$816	$816
Amortization of discount	645	599	1,278	1,187

Interest expense	$1,053	$1,007	$2,094	$2,003

Effective interest rate	7.40%	7.40%	7.40%	7.40%

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
7. Long-term Debt (continued)
Capital Leases
The Company has entered into multiple capital lease agreements to acquire various construction equipment which have a weighted average 5.8 percent interest rate. Assets held under capital leases at June 30, 2010 and December 31, 2009 are summarized below:

	June 30,	December 31,
	2010	2009

Construction equipment	$18,519	$23,475
Auto, trucks and trailers	445	1,895
Furniture and equipment	1,872	1,911

Total assets held under capital lease	20,836	27,281
Less: accumulated depreciation	(7,258)	(9,800)

Net assets under capital lease	$13,578	$17,481

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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
8. Income (Loss) Per Share (continued)
Basic and diluted income (loss) from continuing operations per common share for the three and six months ended June 30, 2010 and 2009 are computed as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Income (loss) from continuing operations	$9,458	$10,991	$(3,320)	$27,066
Less: Income (loss) attributable to noncontrolling interest	(353)	(423)	(609)	(1,171)

Net income (loss) from continuing operations attributable to Willbros Group, Inc. (numerator for basic calculation)	9,105	10,568	(3,929)	25,895
Add: Interest and debt issuance costs associated with convertible notes	702	1,199	—	2,815

Net income (loss) from continuing operations applicable to common shares (numerator for diluted calculation)	$9,807	$11,767	$(3,929)	$28,710

Weighted average number of common shares outstanding for basic income (loss) per share	39,018,105	38,684,446	38,979,275	38,624,192

Weighted average number of potentially dilutive common shares outstanding	3,334,380	5,045,196	—	5,016,686

Weighted average number of common shares outstanding for diluted income per share	42,352,485	43,729,642	38,979,275	43,640,878

Income (loss) per common share from continuing operations:

Basic	$0.23	$0.27	$(0.10)	$0.67

Diluted	$0.23	$0.27	$(0.10)	$0.66

The Company has excluded shares potentially issuable under the terms of use of the securities listed below from the computation of diluted income (loss) per share, as the effect would be anti-dilutive:

	Three Months
	Ended June 30,
	2010	2009

2.75% Convertible Senior Notes	—	—
6.5% Senior Convertible Notes	1,825,587	—
Stock options	207,750	207,750
Warrants to purchase common stock	536,925	536,925

	2,570,262	744,675

In accordance with the FASB’s standard on earnings per share – contingently convertible instruments, the shares issuable upon conversion of the convertible notes are considered to be dilutive regardless of whether the Company’s stock price was greater than or equal to the conversion prices of $17.56 and $19.47, respectively. However, these securities are only dilutive to the extent that interest per weighted average convertible share does not exceed basic earnings per share. The related interest per convertible share associated with the 6.5% Senior Convertible Note exceeds basic earnings per share for the current period, and those shares have been excluded from the computation of diluted earnings per share.

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
The following tables reflect the Company’s reconciliation of segment operating results to net income (loss) in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009:
For the three months ended June 30, 2010:

	Upstream	Downstream
	Oil & Gas	Oil & Gas	Consolidated
Revenue	$186,600	$61,529	$248,129
Operating expenses	163,802	67,932	231,734

Operating income (loss)	$22,798	$(6,403)	16,395

Other expense			(1,184)
Provision for income taxes			5,753

Income from continuing operations			9,458
Loss from discontinued operations net of provision for income taxes			(476)

Income from continuing and discontinued operations			8,982
Less: Income attributable to noncontrolling interest			(353)

Net income attributable to Willbros Group, Inc.			$8,629

For the three months ended June 30, 2009:

	Upstream	Downstream
	Oil & Gas	Oil & Gas	Consolidated
Revenue	$275,409	$79,074	$354,483
Operating expenses	260,157	75,432	335,589

Operating income	$15,252	$3,642	18,894

Other expense			(2,228)
Provision for income taxes			5,675

Income from continuing operations			10,991
Loss from discontinued operations net of provision for income taxes			(1,660)

Income from continuing and discontinued operations			9,331
Less: Income attributable to noncontrolling interest			(423)

Net income attributable to Willbros Group, Inc.			$8,908

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
9. Segment Information (continued)
For the six months ended June 30, 2010:

	Upstream	Downstream
	Oil & Gas	Oil & Gas	Consolidated
Revenue	$263,100	$122,025	$385,125
Operating expenses	252,141	137,371	389,512

Operating income (loss)	$10,959	$(15,346)	(4,387)

Other expense			(1,320)
Benefit from income taxes			(2,387)

Loss from continuing operations			(3,320)
Loss from discontinued operations net of provision for income taxes			(746)

Loss from continuing and discontinued operations			(4,066)
Less: Income attributable to noncontrolling interest			(609)

Net loss attributable to Willbros Group, Inc.			$(4,675)

For the six months ended June 30, 2009:

	Upstream	Downstream
	Oil & Gas	Oil & Gas	Consolidated

Revenue	$663,897	$154,511	$818,408
Operating expenses	622,407	151,012	773,419

Operating income (loss)	$41,490	$3,499	44,989

Other expense			(4,008)
Provision for income taxes			13,915

Income from continuing operations			27,066
Loss from discontinued operations net of provision for income taxes			(1,500)

Income from continuing and discontinued operations			25,566
Less: Income attributable to noncontrolling interest			(1,171)

Net income attributable to Willbros Group, Inc.			$24,395

Total assets by segment as of June 30, 2010 and December 31, 2009 are presented below:

	June 30,	December 31,
	2010	2009
Upstream Oil & Gas	$297,294	$259,038
Downstream Oil & Gas	170,945	174,512
Corporate	299,589	294,828

Total assets, continuing operations	$767,828	$728,378

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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
10. Stockholders’ Equity (continued)
On May 26, 2010, the Company established the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (“2010 Plan”) with 2,100,000 shares of common stock authorized for issuance to provide for awards to key employees of the Company. All future grants of stock awards to key employees will be made through the 2010 Plan. On May 26, 2010, the 1996 Plan was frozen, with the exception of normal vesting, forfeiture and other activity associated with awards previously granted under the 1996 Plan. At June 30, 2010, there have been no grants of awards under the 2010 Plan.
Restricted stock and restricted stock rights, also described collectively as restricted stock units (“RSU’s”) and options granted to employees vest generally over a three to four year period. Options granted under the Director Plan are fully vested. Restricted stock and restricted stock rights granted under the 2006 Director Plan vest one year after the date of grant. At June 30, 2010, the 1996 Plan had 127,802 shares and the 2006 Director Plan had 121,711 shares available for grant. Certain provisions allow for accelerated vesting based on increases of share prices and on eligible retirement. Compensation expense of $281 and $2,291, respectively, for the six months ended June 30, 2010 and 2009 and $281 and $956, respectively, for the three months ended June 30, 2010 and 2009 was recognized due to accelerated vesting of RSU’s due to retirements and separation from the Company.
Share-based compensation related to RSU’s is recorded based on the Company’s stock price as of the grant date. Expense from both stock options and RSU’s totaled $2,568 and $3,275, respectively, for the three months ended June 30, 2010 and 2009 and $4,578 and $6,950, respectively, for the six months ended June 30, 2010 and 2009.
The Company determines the fair value of stock options as of its grant date using the Black-Scholes valuation method. No options were granted during the three or six months ended June 30, 2010 and 2009. Stock option activity for the six months ended June 30, 2010 consists of:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at January 1, 2010	257,750	$15.91
Granted	—	—
Exercised	—	—
Forfeited, expired and Other	(10,000)	18.07

Outstanding at June 30, 2010	247,750	$15.82

Exercisable at June 30, 2010	210,250	$15.21

As of June 30, 2010, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $7 and $7, respectively. The weighted average remaining contractual term of outstanding options is 4.95 years and the weighted average remaining contractual term of the exercisable options is 4.77 years at June 30, 2010. The total intrinsic value of options exercised during the six months ended June 30, 2010 and 2009 was $0 and $0, respectively.
The total fair value of options vested during the three and six months ended June 30, 2010 and 2009 was $0 and $0, respectively.
The Company’s non-vested options at June 30, 2010 and the changes in non-vested options during the six months ended June 30, 2010 are as follows:

		Weighted
		Average Grant-
	Shares	Date Fair Value

Nonvested, January 1, 2010	37,500	$7.23
Granted	—	—
Vested	—	—
Forfeited or expired	—	—

Nonvested, June 30, 2010	37,500	$7.23

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
10. Stockholders’ Equity (continued)
The Company’s RSU activity and related information for the six months ended June 30, 2010 consist of:

		Weighted
	Number of	Average Grant-
	RSU’s	Date Fair Value

Outstanding at January 1, 2010	859,248	$22.38
Granted	418,241	12.90
Vested	(268,856)	17.30
Forfeited	(18,500)	22.21

Outstanding June 30, 2010	990,133	$18.11

The total fair value of RSU’s vested during the six months ended June 30, 2010 and 2009 was $4,652 and $8,515, respectively.
As of June 30, 2010, there was a total of $11,283 of unrecognized compensation cost, net of estimated forfeitures, related to all non-vested share-based compensation arrangements granted under the Company’s stock ownership plans. That cost is expected to be recognized over a weighted-average period of 1.3 years.
Warrants to Purchase Common Stock
On October 27, 2006, the Company completed a private placement of equity to certain accredited investors pursuant to which the Company issued and sold 3,722,360 shares of the Company’s common stock resulting in net proceeds of $48,748. In conjunction with the private placement, the Company also issued warrants to purchase an additional 558,354 shares of the Company’s common stock. Each warrant is exercisable, in whole or in part, until 60 months from the date of issuance. A warrant holder may elect to exercise the warrant by delivery of payment to the Company at the exercise price of $19.03 per share, or pursuant to a cashless exercise as provided in the warrant agreement. The fair value of the warrants was $3,423 on the date of the grant, as calculated using the Black-Scholes option-pricing model. There were 536,925 warrants outstanding at June 30, 2010 and 2009, respectively.
11. Foreign Exchange Risk
The Company attempts to negotiate contracts that provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at June 30, 2010 or December 31, 2009.
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
Facility Construction Project Termination
In September 2008, TransCanada Pipelines, Ltd. (“TCPL”) awarded the Company the cost reimbursable plus fixed fee construction contract for seven pump stations in Nebraska and Kansas. On January 13, 2010, TCPL notified the Company that it was in breach of the contract and was being terminated for cause immediately. At the time of termination, the Company had completed approximately 91.0 percent of its scope of work.
The Company has disputed the validity of the termination for cause and has challenged the contractual procedure followed by TCPL for termination for cause, which allows for a 30 day notification period during which time the Company is supposed to have an opportunity to remedy the alleged default. Subsequently, the Company agreed in good faith to cooperate with TCPL in an orderly demobilization and handover of the remaining work. As of June 30, 2010, the Company has outstanding receivables related to this project of $71,159 and unapproved change orders for additional work of $3,655 which have not been billed. Additionally, there are claims for additional fee totaling $16,714. It is the Company’s policy not to recognize revenue or income on unapproved change orders or claims until they have been approved. Accordingly, the $3,655 in pending change orders and the $16,714 of claims have been excluded from the Company’s revenue recognition.
If the termination for cause is determined to be valid and enforceable, the Company could be held liable for any damages resulting from the alleged breach of contract, including but not limited to costs incurred by TCPL to hire a replacement contractor to complete the estimated 9% remainder of the work less the cost that the Company would have incurred to perform the same scope of work. TCPL has not yet filed a counter-claim.
In May and June of 2010, the Company filed liens on the constructed facilities. On June 16, 2010 the Company notified TCPL that the Company intended to exercise its rights to conflict resolution under the contract, and on July 6, 2010, the International Chamber of Commerce received the Company’s request for arbitration. At this point the Company cannot estimate the probable outcome of the arbitration, but the Company believes it is not in breach of contract and will defend its contractual rights. No allowance for collection has been established for the $71,159 of outstanding accounts receivable. The length of the arbitration process cannot be estimated at this time.
TransCanada has removed the Company from TransCanada’s bid list.
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
Project claims and audit disputes
Post-contract completion audits and reviews are periodically conducted by clients and/or government entities on certain contracts. As of June 30, 2010, the Company has been notified of claims and audit assertions totaling $18,057. The claims are associated with a single gross maximum price contract. In accordance with the agreements, the Company has continued billing costs beyond the gross maximum price. Any unresolved claims and audit exceptions are first applied against any excess billings. Currently, the Company has excess billings of $12,210. It is the Company’s position that the excess billings are sufficient to cover the assessed risks associated with all outstanding claims. The Company is actively engaged to resolve these disputes. There can be no assurance as to the resolution of these claims and assertions.
Legal Proceedings
In addition to the matters discussed above, the Company is party to a number of legal proceedings. Management believes that the nature and number of these proceedings are typical for a firm of similar size engaged in a similar type of business and that none of these proceedings is material to the Company’s financial position. See Note 13 – Discontinuance of Operations, Asset Disposals, and Transition Services Agreement for additional information pertaining to legal proceedings.
Commitments
From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds and financial guarantees. Contracts with the Company’s customers may require the Company to secure letters of credit or surety bonds with regard to the Company’s performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may include contract retention provisions, in which case the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At June 30, 2010, the Company had approximately $16,392 of letters of credit outstanding, all related to continuing operations. Additionally, the Company had $301,799 of primary surety bonds outstanding related to continuing operations. These amounts represent the maximum amount of future payments the Company could be required to make if the letters of credit are drawn upon and claims are made under the surety bonds. As of June 30, 2010, no liability has been recognized for letters of credit and surety bonds.
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
In 2006, the Company announced that it intended to sell its assets and operations in Nigeria and classified these operations as Discontinued Operations. The net assets and net liabilities related to the Discontinued Operations are shown on the Consolidated Balance Sheets as “Liabilities of discontinued operations”. The results of the Discontinued Operations are shown on the Consolidated Statements of Income as “Income (loss) from discontinued operations, net of provision for income taxes” for all periods presented.
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
On February 15, 2010, WGHI received a letter from attorneys representing WAPCo seeking to recover from WGHI under its prior WAGP contract parent company guarantee for losses and damages allegedly incurred by WAPCo in connection with the alleged non-performance of WWAI under the WAGP contract. The letter purports to be a formal notice of a claim for purposes of the Pre-Action Protocol for Construction and Engineering Disputes under the rules of the High Court in London, England. The letter claims damages in the amount of $264,834. At February 7, 2007, when WGHI sold its Nigeria assets and operations to Ascot, the total WAGP contract value was $165,300 and the WAGP project was estimated to be approximately 85.0 percent complete. The remaining costs to complete the project at that time were estimated at slightly under $30,000. The Company is seeking to understand the magnitude of the WAPCo claim relative to the WAGP project’s financial status three years earlier.
On August 2, 2010, the Company received notice that WAPCo had filed suit against WGHI under English law in the London High Court on July 30, 2010, for the sum of $273,386. WGHI has several possible defenses to this suit and intends to contest the matter vigorously, but the Company cannot provide any assurance as to the outcome. The Company expects the litigation process to be lengthy.
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
Results of Discontinued Operations
For the three and six months ended June 30, 2010, loss from Discontinued Operations was $476 and $746 or $0.01 and $0.02 per basic and diluted share, respectively. Although the Transition Services Agreement expired on February 7, 2009, the Company continues to incur legal costs related to the previously discussed WAPCo parent company guarantee assertions. For the three and six months ended June 30, 2009, loss from Discontinued Operations was $1,660 and $1,500 or $0.04 and $0.04 per basic and $0.04 and $0.03 per diluted share, respectively.
14. Subsequent Event
Acquisition
On July 1, 2010, the Company completed the acquisition of 100 percent of the outstanding stock of InfrastruX for a purchase price of approximately $418,000, before working capital and other transaction adjustments. The Company paid approximately $360,000 in cash, a portion of which was used to retire InfrastruX indebtedness and pay InfrastruX transaction expenses, and issued approximately 7.9 million shares of the Company’s common stock to the shareholders of InfrastruX. Cash paid was comprised of approximately $60,000 in cash from operations and $300,000 from the term loan facility. The acquisition was completed pursuant to an Agreement and Plan of Merger (the “Merger”), dated March 11, 2010.
Under the agreement, InfrastruX shareholders are eligible to receive earnout payments of up to $125,000 if certain EBITDA targets are met. The earnout payments begin when EBITDA, adjusted for certain items specifically identified within the Merger Agreement, for the InfrastruX business equals or exceeds:
•	$69,825 in 2010;

•	$80,000 in 2011; or

•	$175,000 for 2010 and 2011 combined (the “Bonus Earnout Amount”).

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
14. Subsequent Event (continued)
If earned, the 2010 and 2011 earnout payments and the Bonus Earnout Amount will be paid to former InfrastruX shareholders who qualify as accredited investors in a combination of cash and non-convertible, non-voting preferred stock of the Company, pursuant to the terms within the Merger, and to non-accredited former InfrastruX shareholders and former holders of InfrastruX RSUs in the form of cash.
InfrastruX is a leading national provider of electric and natural gas transmission and distribution infrastructure services. InfrastruX’s management team will continue to lead its T&D business as a new segment of the Company — the Utility T&D segment. Any goodwill recognized through this transaction will be allocated to this segment, which will also be the reporting unit.
Since the acquisition closed subsequent to June 30, 2010, the accompanying condensed consolidated financial statements do not reflect any adjustments related to the Merger, although expenses related to the Merger of approximately $1,028 and $1,756 are included in general and administrative expense for the three and six months ended June 30, 2010, respectively.
Due to the proximity of the transaction to the issuance of these financial statements, the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed and the amount of goodwill recognized with the transaction have not been determined. These amounts are expected to be finalized during the third quarter of 2010.
Pro Forma Financial Information
The unaudited financial information in the table below summarizes the combined results of operations of Willbros Group Inc. and InfrastruX, on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. The assumptions made in deriving the pro forma adjustments, specifically related to the valuation of acquired intangible assets, represent the Company’s best estimate based on preliminary valuation procedures. Actual results may differ from these estimates once the purchase price allocation has been finalized in the third quarter of 2010. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the Merger had taken place at the beginning of the periods presented. The pro forma financial information for the periods presented includes the business combination accounting effect on historical InfrastruX revenues, adjustments to depreciation on acquired property, amortization charges from acquired intangible assets, financing costs on new debt in connection with the Merger and related tax effects.
The unaudited pro forma financial information for the three and six month periods ended June 30, 2010 and 2009 combines the historical results for Willbros Group Inc. for the three and six month periods ended June 30, 2010 and 2009 and the historical results for InfrastruX for the same periods:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Revenue	$426,488	$518,530	$693,712	$1,135,196

Income (loss) from continuing operations	$8,680	$4,246	$(22,229)	$10,134

Net income (loss) attributable to Willbros Group Inc.	$7,851	$2,163	$(23,584)	$7,463

Diluted income (loss) per share	$0.18	$0.04	$(0.49)	$0.14
New Financing
Also effective July 1, 2010 and as part of the transaction financing, the Company entered into a new credit agreement (the “2010 Credit Agreement”) that provides for a $475,000 senior secured credit facility (the “2010 Credit Facility”), consisting of a four year, $300,000 term loan facility (“Term Loan”) and a three year revolving credit facility of $175,000. The 2010 Credit Agreement replaces the Company’s existing three-year $150,000 senior secured credit facility, which was scheduled to expire in November 2010. The proceeds from the Term Loan were used to pay part of the cash portion of the merger consideration payable in connection with the Company’s acquisition of InfrastruX.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
14. Subsequent Event (continued)
The initial aggregate amount of commitments for the revolving credit facility totaled $175,000, including an accordion feature enabling the Company to increase the size of the facility by an incremental $75,000 if it is in compliance with certain terms of the 2010 Credit Facility. The revolving credit facility will be available for letters of credit and for revolving loans, which may be used for working capital and general corporate purposes. During an interim period ending on either September 30, 2010, if the Company is in compliance with end of 2010 leverage ratio requirements, or December 31, 2010 (the “Interim Period”), the revolving credit facility will have a sublimit of $31,500 for revolving loans, with the proceeds thereof to be used only to pay the purchase price on the Company’s 6.5% Notes due 2012 as a result of any holder thereof exercising its right to require the Company to purchase such notes. Thereafter, the revolving credit facility will have a sublimit of $150,000 for revolving loans. The Company will be able to utilize 100 percent of the revolving credit facility to obtain letters of credit, including during the Interim Period. The 2010 Credit Facility is secured by substantially all of the assets of WUSH, the Company and the other guarantors.
Interest associated with the Term Loan facility will be based on a variable component, currently Prime, London Inter-Bank Offered Rate (“LIBOR”) or Eurocurrency rate selected for the applicable interest period, with a variable rate floor of 2.0 percent, plus fixed margin based on the Company’s leverage ratio. Interest payments will be made monthly during the first two months subsequent to the Term Loan effective date, July 1, 2010. Thereafter, the Company may elect to pay interest on a one, two, three, six, nine or twelve month basis. During the four year term of the Term Loan, the Company is required under the terms of the 2010 Credit Agreement to hedge a minimum of 50.0 percent of the variable rate amount into a fixed rate amount.
The 2010 Credit Agreement includes customary affirmative and negative covenants, including:
•	maintenance of a minimum interest coverage ratio;
•	maintenance of a maximum total leverage ratio;
•	maintenance of a minimum tangible net worth amount;
•	maintenance of a minimum consolidated EBITDA and a minimum cash balance during the Interim Period;
•	limitations on capital expenditures during the Interim Period, $60,000, and the greater of $70,000 or 25% of EBITDA thereafter;
•	limitations on indebtedness;
•	limitations on liens;
•	limitations on certain asset sales and dispositions; and
•	limitations on certain acquisitions and asset purchases if certain liquidity levels are not maintained.
A default under the 2010 Credit Agreement may be triggered by events such as a failure to comply with financial covenants or other covenants under the 2010 Credit Agreement, a failure to make payments when due under the 2010 Credit Agreement, a failure to make payments when due in respect of, or a failure to perform obligations relating to, debt obligations in excess of $15,000, a change of control of the Company and certain insolvency proceedings. A default under the 2010 Credit Agreement would permit Crédit Agricole and the lenders to terminate their commitment to make cash advances or issue letters of credit, require the immediate repayment of any outstanding cash advances with interest and require the cash collateralization of outstanding letter of credit obligations.
Incurred unamortized debt issue costs associated with the creation of the 2010 Credit Agreement are $1,960. These debt issue costs are included in “Other assets” at June 30, 2010. These costs will be amortized to interest expense over the three and four-year terms of the revolving credit facility and Term Loan, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In thousands, except share and per share amounts or unless otherwise noted)
The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2010 and 2009, included in Item 1 of this Form 10-Q, and the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2009.
OVERVIEW
Second Quarter of 2010 Summary
In the second quarter of 2010, we generated revenue from continuing operations of $248,129 and net income of $9,105, or $0.23 per share. Revenue, net income and diluted earnings per share for the same quarter in 2009 were $354,483, $10,568, and $0.27, respectively. The 30.0 percent year-over-year revenue decline was primarily driven by the fact that we deployed only two spreads of large-diameter pipeline resources in our U.S. pipeline construction business, versus three during the same period in 2009. Additionally, our Downstream Oil & Gas segment continues to be unfavorably impacted by reduced demand, resulting from the overcapacity of both engineering and construction resources in the United States and the deferral of capital projects and discretionary maintenance activities by our customers.
As previously reported, we continue to see positive signs that certain elements of the Engineering & Construction (“E&C”) industry’s outlook are improving. The level of inquiries in our Upstream Oil & Gas and Downstream Oil & Gas segments’ engineering groups continues to be high. During previous recovery cycles, rising levels of activity in the engineering groups have signaled better economic times ahead, serving as a leading indicator of increased construction activity in our markets. The pace of the awards in our Upstream Oil & Gas engineering group has increased, as evidenced by the 44.4 percent backlog increase during the first six months of this year to $20,910 as of June 30, 2010.
Overall, our backlog has remained relatively stable throughout 2010, increasing by $41,696 from $391,742 at December 31, 2009 to $433,438 at June 30, 2010. Increases in Canada coupled with previously referenced improvements in engineering backlog have caused the backlog increase over the first six months of 2010. Canada recognized new pipeline construction backlog; most recently, we were awarded the Williams Energy Canada Boreal Pipeline construction contract. See “Significant Business Developments” for additional details.
As of June 30, 2010, we had liquidity of $282,602, comprised of $227,302 in cash, short-term investments of $5,300, and $50,000 unutilized borrowing capacity under our 2007 Credit Facility.
InfrastruX Acquisition
On July 1, 2010, we completed the acquisition of InfrastruX Group, Inc. (“InfrastruX”). InfrastruX is an electric power and natural gas transmission contractor with service delivery capabilities from regional operating centers based primarily in the South Central, Midwest and East Coast energy corridors. The combination is expected to result in increased scale, fostering our strategic objectives for growth, diversity and stability. We believe this acquisition gives Willbros a leadership position in the large U.S. electric transmission and distribution market, for which forecasted capital investment is expected to exceed $56 billion through 2020.
The acquisition of InfrastruX diversifies our end-market exposure while expanding our capabilities into attractive geographies, particularly the Marcellus shale region where we are already expanding our presence and are providing services to a major alliance partner. The combination creates a higher component of recurring services and provides additional stability, through the many Master Service Agreements (“MSA”s) InfrastruX has in place, with longstanding client relationships, some as long as 50 years. In addition, we believe this acquisition brings together the complementary pipeline services of a larger InfrastruX subsidiary that is focused on small diameter, distribution and pipe-related field services, and our large diameter pipeline construction, project management and engineering expertise.
Finally, this transaction significantly adds to our scale. We believe customers today are favoring players with the capabilities to provide a broader set of services, and importantly, the resources to weather a challenging economic environment. With the larger geographic footprint, complementary service offerings and client bases, the InfrastruX acquisition broadens our prospects with additional cross-selling and integrated EPC opportunities.

Continued Cost Containment
Recognizing the sustained diminished market opportunities in our Downstream Oil & Gas segment, we have implemented management changes and additional cost reductions to better align the business with the constrained spending and margin pressure evident in maintenance activities and, especially, small capital projects. We expect these changes to result in annual savings of approximately $3,000 in 2011 and beyond. We continue to monitor our operating expenses and implement cost savings actions as necessary for future efficiencies.
Recent positive market indicators make us cautiously optimistic about the near term and encouraged about the longer term outlook for Willbros. We believe we have advanced our strategy to provide growth and stability with the completion of the InfrastruX acquisition. As we move into a business environment which places high value on efficiency, we are confident in the organization and its ability to provide safety, quality, schedule certainty and value—based solutions to the global marketplace at competitive prices.
Our Vision
We continue to believe that long-term fundamentals support increasing demand for our services and substantiate our vision for Willbros to be a diversified, global provider of professional engineering, construction and maintenance solutions addressing the entire asset lifecycle of global energy infrastructure.
To accomplish this, we are actively working towards achieving the following objectives:
•	Diversifying our current end market and geographic exposure to better serve clients and mitigate market specific risk.
•
Increasing professional services (project/program management, engineering, design, procurement and logistics) capabilities to minimize cyclicality and risk associated with large capital projects in favor of recurring service work.

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
Our Values
We believe the values we adhere to as an organization shape the relationships and performance of our company. We are committed to strong leadership across the organization to achieve excellence and accountability in everything we do, based on and guided by our core values of:
•	Safety — always perform safely for the protection of our people and our stakeholders;
•	Honesty & Integrity — always do the right thing;
•	Our People — respect and care for their well being and development; maintain an atmosphere of trust, empowerment and teamwork; ensure the best people are in the right position;
•	Our Customers — understand their needs and develop responsive solutions; promote mutually beneficial relationships and deliver a good job on time;
•	Superior Financial Performance — deliver earnings per share and cash flow and maintain a balance sheet which places us at the forefront of our peer group;
•	Vision & Innovation — understand the drivers of our business environment; promote constant curiosity, imagination and creativity about our business and opportunities; seek continuous improvement; and
•	Effective Communications — present a clear, consistent and accurate message to our people, our customers and the public.
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
Stabilize the Revenue Stream with Recurring Services
We believe increasing the level of revenue generated by recurring services will make our business model more predictable and allow us to reduce our dependence on capital projects which are more cyclical in nature. To that end, we have emphasized our manage and maintain service offering and continue to develop alliances with owner/operators of major natural gas transmission and storage facilities, whereby we provide core teams of engineers and project managers to flex with the engineering and project management needs of the client. Our July 2010 acquisition of InfrastruX also significantly increases our recurring services component through the high level of revenue generated by MSA’s, approximately 70.0 percent of its revenue.
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
•
Focus resources in markets with the highest risk-adjusted return. The majority of our resources are focused on North America as we believe North America continues to offer us significant opportunities with attractive risk-adjusted returns. Opportunities for our expanded service offerings are expected to result from the ongoing development of unconventional shale gas plays, increased emphasis on the maintenance and integrity of existing infrastructure and facilities, high value-added small capital projects to meet environmental, regulatory and product slate requirements in the refining sector, and new infrastructure development opportunities. We will focus on integration and optimization of our complementary service offerings to deliver superior results.

While our operations are currently concentrated in North America, we are re-deploying and adding resources to seek global opportunities to further diversify our geographic footprint into international markets that provide attractive risk-adjusted returns. We believe our extensive international experience is a competitive advantage. We are pursuing new work in the expanding Asia-Pacific energy infrastructure market where we formed an alliance with Nacap, a well-known international pipeline contractor with operations in Australia. This alliance allows us to leverage our complementary capabilities and experience in pursuit of multiple large diameter pipeline EPC opportunities associated with that country’s development of significant coal bed methane deposits. In the Middle East and North Africa, we are leveraging our longstanding Omani operations to expand in the area. Additionally, in Libya we have been awarded multiple assignments for program management and engineering services. We believe that markets in the Middle East and North Africa may offer attractive opportunities for us given mid- and long-term industry trends.

•
Maintain a conservative contract portfolio and limit contract execution risk. While we will continue to pursue a balanced contract portfolio, current market dynamics indicate our U.S. pipeline operations, as well as other service offerings, are in a much more competitive period, characterized by competitive pricing and more fixed price contracts. We believe our fixed price execution experience, our recent initiatives to realign our cost structure to the rapidly changing market, our improved systems and our ongoing focus on risk management provide us a competitive advantage versus many of our competitors. We prefer to maintain a smaller, risk-limited project portfolio rather than increase risk at a rate greater than top line or earnings opportunity growth.

•
Configure operating segments to minimize market risk. We have recognized and responded to shifts in the markets addressed by both our Upstream Oil & Gas and Downstream Oil & Gas segments by reducing equipment and personnel levels to hold certain resources, key teams and skill sets and maximize their chargeability, keeping in mind future opportunities and commitments.

Leverage Industry Position and Reputation into a Broader Service Offering
We believe the long term dynamics supporting the global energy infrastructure market will continue to provide attractive opportunities. While we expect to take advantage of these opportunities, we are also selectively evaluating prospects to expand our core capabilities beyond our current offerings and markets. Our established service platform, capabilities and track record position us to expand our expertise into a broader range of related service offerings. We intend to leverage our project management, engineering and construction skills to provide additional service offerings, such as instrumentation and electrical services, turbo-machinery services and environmental services, and to enhance our ability to offer sole source solutions and develop alliance and frame agreements with strategic customers. We believe that a more balanced mix of recurring services, such as program management and maintenance services, together with our traditional project work will enhance the earnings profile of our business.

We have pursued selective acquisitions to complement our organic expansion strategies and to reduce our dependence on the cyclical large-diameter cross-country pipeline construction market. We began this process in 2007 with the InServ and Midwest acquisitions that expanded our service offerings as well as the geographies where we deliver those services. Our July 2007 acquisition of Midwest significantly enhanced our presence in mainline pipeline construction in Western Canada. Our November 2007 acquisition of InServ complemented our service offerings to our traditional market of engineering and construction services in the midstream hydrocarbon transportation industry. In July 2009, our acquisition of the engineering business of Wink Companies, LLC. (“Wink” or “Downstream engineering business unit”), when combined with our existing downstream offering, created a platform to provide integrated engineering, procurement and construction, or EPC, services to the downstream market, mirroring our upstream capabilities. More recently, on July 1, 2010, we closed on the acquisition of InfrastruX, an electric power and natural gas transmission and distribution contractor with service delivery capabilities from regional operating centers based primarily in the South Central, Midwest and East Coast energy corridors. We believe this acquisition gives Willbros a leadership position in the large and fast growing market for electric transmission infrastructure as well as completing our capability to provide fully integrated services from engineering through construction and integrity services for the full spectrum of natural gas transmission and distribution. Our near term focus will be on integration and optimization of this transformational acquisition. We take a long term perspective on acquisitions which we believe will build strong, diversified platforms to drive future stockholder value.
Maintain Financial Flexibility
Maintaining the financial flexibility to meet the material, equipment and personnel needs to support our project commitments, as well as the ability to pursue our expansion and diversification objectives is critical to our growth. We view financial strength and flexibility as a fundamental requirement to fulfilling our strategy. As of June 30, 2010, we had liquidity of $282,602 comprised of cash and cash equivalents of $227,302, short-term investments of $5,300 and unutilized cash borrowing capacity of $50,000 under our revolving 2007 Credit Facility, and no short-term borrowings or commercial paper outstanding. The combination of our strong cash position and our future cash flow from operations will allow us to focus on the highest return projects available as well as to pursue our strategy of diversification as opportunities present themselves. On July 1, 2010 and as part of the transaction financing for the acquisition of InfrastruX, we entered into a new credit agreement (the “2010 Credit Agreement”) that provides for a $475,000 senior secured credit facility (the “2010 Credit Facility”), consisting of a four year, $300,000 term loan facility (“Term Loan”) and a three year revolving credit facility of $175,000. The 2010 Credit Agreement replaces our existing three-year $150,000 senior secured credit facility, which was scheduled to expire in November 2010.
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
Our Business
We are a provider of services to global end markets serving the oil and gas, refinery, petrochemical and power industries. Our services, which include engineering, procurement and construction, either individually or together as an integrated EPC service offering, turnaround, maintenance and other specialty services, are critical to the ongoing expansion and operation of energy infrastructure. Within the global energy infrastructure market, we specialize in designing, constructing, upgrading and repairing midstream assets such as pipelines, compressor stations and related facilities for onshore and coastal locations as well as downstream facilities, such as refineries. We also provide specialty turnaround services, tank services, heater services, construction services, safety services and fabricate specialty items for hydrocarbon processing units. We believe our engineering, planning and project management expertise, as it relates to optimizing the structure and execution of a project, provide us with competitive advantages in the markets we serve. Our acquisition, in July 2010, of InfrastruX expands our service offering to include construction and maintenance of both gas and electric transmission and distribution systems and gives us access to new geographic markets and customers in the South Central, Midwest and Eastern United States.

Through our legacy international pipeline construction business we have constructed approximately 124,000 miles (200,000 kilometers) of pipelines in our history, building a global reputation for performing quality work on time, often under challenging conditions. Depending upon market conditions and our assessment of an appropriate risk-adjusted return, we may work in developing countries. Having performed work in over 60 countries, we believe our experience gives us a competitive advantage in frontier areas where experience in dealing with project logistics is an important consideration for project award and execution. With the completion of the acquisition of InfrastruX, we have expanded our service offering to include small diameter pipe installation capabilities for both gathering and city distribution and our geographic presence now encompasses virtually all the non-conventional natural gas plays in North America. We complement our pipeline construction market expertise with service offerings to the downstream hydrocarbon processing market, providing integrated solutions for turnaround, maintenance and capital projects for the refining and petrochemical industries. We have performed these downstream services for over 100 of the refineries in the United States and have experience in certain international markets. We offer our clients full asset lifecycle services and in some cases provide the entire scope of services for a project, from front-end engineering and design to procurement, construction, and commissioning as well as ongoing facility operations and maintenance. With over 100 years of experience in the global energy infrastructure market, our full asset lifecycle services are utilized by major pipeline transportation companies, exploration and production companies and refining companies as well as government entities worldwide.
Significant Business Developments
InfrastruX Acquisition. On July 1, 2010, we completed the acquisition of 100 percent of the outstanding stock of InfrastruX for a purchase price of approximately $418,000, before working capital and other transaction adjustments. We paid approximately $360,000 in cash, a portion of which was used to retire InfrastruX indebtedness and pay InfrastruX transaction expenses, and issued approximately 7.9 million shares of the Company’s common stock to the shareholders of InfrastruX. Cash paid was comprised of approximately $60,000 in cash from operations and $300,000 from the Term Loan. The acquisition was completed pursuant to an Agreement and Plan of Merger (the “Merger”), dated March 11, 2010. Under the terms of the agreement, contingent consideration of up to $125,000 may be earned over a two year period in the event InfrastruX meets specified adjusted EBITDA targets, with initial thresholds of approximately $69,825 and $80,000 in 2010 and 2011, respectively.
InfrastruX is a provider of electric power and natural gas transmission and distribution maintenance and construction solutions to customers from their regional operating centers in the South Central, Midwest and East Coast regions of the United States. This acquisition significantly diversifies our capabilities and end markets. In addition to providing meaningful access to the attractive electric transmission and distribution market, the acquisition also expands the breadth of our natural gas capabilities and better position us in targeted markets such as the Marcellus shale play. InfrastruX and its results of operations in the electric transmission and distribution end markets, will be included in a newly established segment, Utility Transmission and Distribution (“Utility T&D”). Any goodwill recognized through this transaction will be allocated to this segment, which will also be the reporting unit. Goodwill associated with this transaction is not expected to be deductible for tax purposes.
Williams Energy Canada Boreal Pipeline. In June 2010, our Canadian business was awarded construction of the Williams Energy Canada Boreal Pipeline. The new 12-inch diameter pipeline will transport high vapor pressure liquids approximately 420 km from Williams’ Liquid Extraction Plant north of Fort McMurray to their Redwater Olefins Facility northeast of Edmonton, Alberta. Construction will be completed in three construction seasons commencing in the fall of 2010 with final completion in the spring of 2012.
Fayetteville Express Project (“FEP”). On April 1, 2010, we commenced work on the construction contract for spreads three and four of the FEP project. The approximately 185-mile natural gas pipeline will originate in Conway County, Arkansas, continue eastward through White County, Arkansas, and terminate at an interconnection with Trunkline Gas Company in Panola County, Mississippi. FEP will parallel existing utility corridors, where possible, to minimize the impact to the environment, communities and landowners. FEP is a joint venture between Energy Transfer Partners, L.P. and Kinder Morgan Energy Partners, L.P. Our scope of work includes 120 miles of 42-inch pipeline, beginning near Bald Knob, Arkansas and ending at the Trunkline interconnection. At June 30, 2010, this project was approximately 59.0 percent complete and expected to be completed within budget and schedule. The project is expected to be completed in September 2010.
Financial Summary
Results and Financial Position
For the three months ended June 30, 2010, we recorded net income from continuing operations of $9,105 or $0.23 per basic and diluted share on revenue of $248,129. This compares to net income from continuing operations of $10,568 or $0.27 per basic and diluted share on revenue of $354,483 for the same period in 2009.

Revenue for the three months ended June 30, 2010 decreased $106,354 (30.0 percent) to $248,129 from $354,483 during the same period in 2009. The revenue decline is a result of reduced business activity in most business units; however, the largest declines were experienced in large diameter pipeline construction, where we had three spreads utilized during the same period of 2009 as compared to two spreads during the second quarter of 2010.
General and Administrative costs for the second quarter of 2010 increased $3,009 (14.2 percent) to $24,221 as compared to $21,212 in the same quarter of 2009 driven primarily by increased deal costs related to the InfrastruX acquisition and a full quarter of operations at our Downstream engineering business unit.
Operating income for the three months ended June 30, 2010 decreased $2,499 (13.2 percent) to $16,395 from $18,894 during the same period in 2009. However, operating margin increased 1.3 percentage points to 6.6 percent in 2010 from 5.3 percent in 2009. The key components of the decrease in operating income were:
•
The Downstream Oil & Gas segment experienced a second quarter of 2010 operating loss of $6,403 that was largely caused by last minute cancellation of a larger refinery turnaround project. The required personnel and equipment were mobilized ready to start at the time of cancellation. It was too late to reschedule alternative work into the second quarter, thereby idling these incurred costs without recognizing any corresponding revenue. Also, the second quarter of 2010 included charges for management changes and other restructuring costs. The same quarter in 2009 had operating income of $3,642, resulting in a quarter-to-quarter reduction of $10,045 in operating income.

•
The Downstream Oil & Gas segment’s $10,045 reduction in operating income was partially offset by the Upstream Oil & Gas segment’s improved operating income of $7,546 for the same two comparative quarters. The improvement was driven by higher margins, an increase of 6.7 percentage points in the second quarter of 2010 over the comparable 2009 quarter. The margin improvement was primarily driven by fixed price work which did not suffer margin erosion experienced on cost reimbursable fixed-fee contracts in the same period in 2009. Additionally, margins improved in 2010 as a result of a quarterly reduction in depreciation expense of $1,606 due to the change in the estimated useful life of certain construction equipment. This overall Upstream Oil & Gas operating income improvement was partially offset by a 32.2 percent revenue reduction.

The provision for income taxes increased $78 (1.4 percent) to $5,753 for the three months ended June 30, 2010 from $5,675 for the same period 2009. The increase was driven by a decrease in income year-over-year, offset by an increase in non-deductible deal costs incurred during the second quarter 2010. These deal costs were the primary reason our effective tax rate increased by 3.0 percentage points to 38.0 percent for the three months ended June 30, 2010 from 35.0 percent for the three months ended June 30, 2009.
Working capital as of June 30, 2010, for continuing operations, decreased $58,201 (19.6 percent) to $239,093 from $297,294 at December 31, 2009 primarily as a result of the movement of $57,349 of our 2.75% Convertible Senior Notes (the “2.75% Notes) to current as the holders of our 2.75% Notes have the right to require us to purchase the 2.75% Notes for cash, including unpaid interest, on March 15, 2011.
Our debt to equity ratio as of June 30, 2010, increased to 0.23:1 from 0.21:1 at December 31, 2009, primarily due to the issuance of a note payable ($6,804 balance at June 30, 2010) in the first quarter to finance certain 2010 insurance premiums, offset by the payment of capital lease obligations of $3,526 during the first half of 2010.
Consolidated cash flows during the six months ended June 30, 2010, including discontinued operations, decreased $9,000 to cash provided by all activities of $28,528 from cash provided by all activities of $37,528 during the same period in 2009. Cash provided by operations was $44,885, attributable to working capital turnover and increased production on the FEP project. The other significant cash transactions during the year include the payments on previously referenced capital leases, repayments of notes payable of $4,936, and purchase of capital equipment of $8,944, offset by the maturity of $11,455 in short term investments and proceeds from the sale of equipment of $1,970. In the aggregate, our plant, property, and equipment purchases and disposals resulted in a net cash outflow of $6,974.
Other Financial Measures
Backlog
In our industry, backlog is considered an indicator of potential future performance because it represents a portion of the future revenue stream. Our strategy is focused on backlog additions and capturing quality backlog with margins commensurate with the risks associated with a given project.

Backlog consists of anticipated revenue from the uncompleted portions of existing contracts and contracts whose award is reasonably assured. As we continue progressing our business model towards increased emphasis on recurring services, which includes MSA’s, our backlog estimates will not reflect the full-term value of the contract. Our backlog includes estimated amounts for ongoing maintenance contracts. We determine the amount of backlog for work under ongoing maintenance contracts, or MSAs, by using recurring historical trends inherent in the MSAs, factoring in seasonal demand and projecting customer needs based upon ongoing communications with the customer. Estimated work under MSAs is included in backlog for a period of 12 months or the remaining term of the contract, whichever is less. We also include in backlog our share of work to be performed under contracts signed by joint ventures in which we have an ownership interest.
Total backlog from continuing operations increased $41,696 from $391,742 at December 31, 2009 to $433,438 at June 30, 2010. We have transitioned back to a more historically based backlog unlike the past couple of years when the industry operated at or near capacity which led to higher backlog levels as customers reserved available capacity up to a year or more in advance of the project start date. Historically, a substantial amount of our revenue in a given year has not been in our backlog at the beginning of that year. Additionally, due to the short duration of many jobs, revenue associated with jobs performed within a reporting period will not be reflected in quarterly backlog reports. We generate revenue from numerous sources, including contracts of long or short duration, change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas. In the current market for pipeline construction services, the opportunities for large cost reimbursable pipeline construction projects are minimal as demand has fallen below available capacity. Cost reimbursable contracts increased as a percentage of backlog at June 30, 2010 to 41.0 percent versus 37.0 percent of backlog at December 31, 2009; the increase was related to additional MSA work primarily in Canada and Oman. We expect that approximately $274,459 or 63.3 percent, of our total backlog at June 30, 2010 will be recognized in revenue during the remainder of 2010. We have identified and qualified an increased number of project opportunities for the latter half of 2010 and going forward; however, these more numerous projects are smaller in scope and scale. While we are confident that our execution skills provide a cost advantage, and optimistic that we will win new awards, we have not yet fully booked our capacity for U.S. pipeline construction beyond the third quarter of 2010.
The following table shows our backlog by operating segment and geographic region as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Operating Segment
Upstream Oil & Gas	$328,596	75.8%	$245,586	62.7%
Downstream Oil & Gas	104,842	24.2%	146,156	37.3%

Total backlog	$433,438	100.0%	$391,742	100.0%

	June 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Geographic Region
United States	$212,302	49.0%	$358,808	91.6%
Canada	170,752	39.4%	9,639	2.5%
Middle East/North Africa	50,384	11.6%	23,295	5.9%

Total backlog	$433,438	100.0%	$391,742	100.0%

EBITDA and Adjusted EBITDA from Continuing Operations
We use EBITDA (earnings before net interest, income taxes, depreciation and amortization) as part of our overall assessment of financial performance by comparing EBITDA between accounting periods. We believe that EBITDA is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in businesses similar to ours. EBITDA from continuing operations for the three months ended June 30, 2010 decreased $3,660 (12.8 percent) to $24,931 from $28,591 during the same period in 2009. The decrease in EBITDA is primarily a result of decreased contract income of $1,224 (excluding depreciation) partially offset by an increase in contract margin of 5.3 percentage points for the three months ended June 30, 2010.
EBITDA from continuing operations for the six months ended June 30, 2010 decreased $51,155 (78.1 percent) to $14,337 from $65,492 during the same period in 2009. The decrease in EBITDA during the six months ended June 30, 2010 is primarily a result of decreased contract income of $51,702 (excluding depreciation). The decrease in contract income (excluding depreciation) is partially offset by an increase in contract margin of 1.5 percentage points during the six months ended June 30, 2010.
In addition to EBITDA, management uses Adjusted EBITDA for:
•	Comparing normalized operating results with corresponding historical periods and with the operational performance of other companies in our industry; and
•	Presentations made to our analysts, investment banks and other members of the financing community who use this information in order to make investing decisions about us.

Adjustments to EBITDA broadly consist of items, which management does not consider to be representative of the ongoing operations of the Company. These generally include costs or benefits that are unusual, non-cash or one-time in nature. These adjustments are included in various performance metrics under our credit facilities and other financing arrangements. The EBITDA adjustments to determine Adjusted EBITDA are itemized in the table below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as, or similar to, some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.
EBITDA and Adjusted EBITDA are not financial measurements recognized under U.S. generally accepted accounting principles, or GAAP, and when analyzing our operating performance, investors should use EBITDA and Adjusted EBITDA in addition to, and not as an alternative for, net income, operating income, or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. Because all companies do not use identical calculations, our presentation of EBITDA and Adjusted EBITDA may be different from similarly titled measures of other companies.
During the second quarter ended June 30, 2010, we modified some of our items to be included in Adjusted EBITDA in the tables below in order to be more aligned with that of EBITDA as defined under our 2010 Credit Agreement. Specifically, DOJ monitor costs will no longer be added back, and income attributable to our noncontrolling interest will now be added back, to arrive at Adjusted EBITDA.
A reconciliation of EBITDA and Adjusted EBITDA from continuing operations to GAAP financial information follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss) from continuing operations attributable to Willbros Group	$9,105	$10,568	$(3,929)	$25,895
Interest, net	2,075	2,011	4,182	4,116
Provision (benefit) for income taxes	5,753	5,675	(2,387)	13,915
Depreciation and amortization	7,998	10,337	16,471	21,566

EBITDA	24,931	28,591	14,337	65,492

Stock based compensation	2,286	2,319	4,297	4,917
Restructuring and reorganization costs	794	956	613	5,790
Acquisition related costs	1,060	—	1,944	85
(Gains) losses on sales of equipment	(79)	(29)	(1,684)	1,031
Noncontrolling interest	353	423	609	1,171

Adjusted EBITDA	$29,345	$32,260	$20,116	$78,486

Discontinued Operations
In 2006, we announced our intention to sell our assets and operations in Nigeria, which led to their classification as discontinued operations (“Discontinued Operations”). We sold our Nigeria assets and operations on February 7, 2007 to Ascot Offshore Nigeria Limited (“Ascot”) pursuant to a Share Purchase Agreement by and between us and Ascot.
Results
For the three months ended June 30, 2010, loss from Discontinued Operations was $476 or $0.01 per basic and diluted share compared to a loss of $1,660 or $0.04 per basic and diluted share for the three months ended June 30, 2009. For the six months ended June 30, 2010, the loss from Discontinued Operations was $746 or $0.02 per basic and diluted share compared to a loss of $1,500 or $0.04 per basic and $0.03 per diluted share for the six months ended June 30, 2009. During the second quarter 2009, a $1,750 charge was taken to write off the net book value of the commitment related to the sale of our Venezuelan assets and operations as management determined the collection of the outstanding commitment highly unlikely, due to nationalization of various oil-field service contractors within the country.

Although the Transition Services Agreement expired on February 7, 2009, we continue to incur legal costs related to the previously discussed WAPCo parent company guarantee assertions. These legal fees are expected to escalate and continue over the next several years. At this time, we are unable to estimate the likely total legal costs. Additional financial disclosures on Discontinued Operations are provided in Note 13 — Discontinuance of Operations, Asset Disposals, and Transition Services Agreement.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In our Annual Report on Form 10-K for the year ended December 31, 2009, we identified and disclosed our significant accounting policies. Subsequent to December 31, 2009, there has been no change to our significant accounting policies other than the estimated useful life of construction equipment as discussed in Note 1 — The Company and Basis of Presentation.
For further information regarding new accounting pronouncements and accounting pronouncements adopted in the first six months of 2010, see Note 2 — New Accounting Pronouncements.
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
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
Contract Revenue
For the three months ended June 30, 2010, contract revenue decreased $106,354 (30.0 percent) to $248,129 from $354,483 during the same period in 2009. The decrease is due to revenue reductions across both segments. A quarter-to-quarter comparison of revenue is as follows:

	Three months ended June 30,
			Increase	Percent
	2010	2009	(Decrease)	Change

Upstream Oil & Gas	$186,600	$275,409	$(88,809)	(32.2)%
Downstream Oil & Gas	61,529	79,074	(17,545)	(22.2)%

Total	$248,129	$354,483	$(106,354)	(30.0)%

Upstream Oil & Gas has operations in three countries and two of the three experienced significant revenue declines compared to the prior year. The primary cause for the decline is related to execution in 2009 from projects awarded to us prior to the fourth quarter of 2008, which, in aggregate, helped insulate our revenue stream in the first half of 2009. As these projects were completed, our opportunities for new work were impacted by our core customers’ reduced capital budgets for oil and gas transportation.
In the United States, revenue decreased $62,270, or 31.8 percent. Our large diameter pipeline construction group had the largest decline of $48,432, followed by our pipeline facility construction group with a decline of $12,658 and our EPC service line which declined $11,755. These declines were partially offset by the growth in revenue from our engineering services of $2,916. While this increase was modest compared to our construction and EPC declines, we believe it is significant as we view demand for our upstream engineering services as a precursor to the demand for our construction services. In our upstream engineering group, we have added 60 professionals, nearly 22.0 percent, during the second quarter to meet increasing demand.
In Canada, revenue experienced a similar impact, decreasing $29,174, or 46.4 percent. This decrease was widespread across our service offerings with declines of $12,673 in our pipeline construction group, $8,783 in our field service group, $5,208 in our pipeline facility construction group and $2,661 in our fabrication services group. As project activity returns in Canada, we are optimistic that we can increase our field services component and fill our recently expanded fabrication facilities in the Edmonton area. Additions to backlog in our pipeline group provide additional visibility for 2011 and give us increased confidence that market conditions in Canada are becoming more favorable.
In Oman, revenue increased by $2,635, or 15.2 percent due mainly to the high recurring services component of their business which insulates them from the large capital budget fluctuations that impacted the United States and Canada.

Downstream Oil & Gas revenue decreased primarily as a result of a large turnaround originally scheduled for the second quarter of 2010 being rescheduled by the customer to the last half of 2010. A turnaround of similar scope and scale was performed for the same customer in the second quarter of 2009. We recognized $24,531 in revenue during the second quarter of 2009 related to that work. Total maintenance and turnaround revenue decreased $22,109 (41.5 percent) in the second quarter of 2010 compared to the second quarter of 2009.
We also experienced a $6,150 (72.3 percent) decrease in revenue from construction services. While our construction services business unit has maintained a consistent level of consulting services for our customers’ long-term capital expansion projects, our involvement in the physical construction of these projects has decreased from six projects in the second quarter of 2009 to one project in the second quarter of 2010. Our consulting services arrangements were largely negotiated in prior years for projects that are still ongoing. New capital project activity and construction opportunities relating to our consulting services have decreased since the latter part of 2008. This has also contributed to the $2,535 (26.7 percent) decrease in revenue experienced by our fabrication facilities. The level of transfer line replacements has remained steady compared to the second quarter of 2009; however, the demand for fabrication of process heaters has decreased as a result of decreased capital spending by our customers.
These revenue declines were partially offset by additional revenue from the July 2009 acquisition of the Wink engineering business unit, $9,549, the reclassification of government services from the Upstream Oil & Gas segment to the Downstream Oil & Gas segment, $1,520, and an increase in revenue from tank construction services, $2,448 or 42.9 percent.
Operating Income
For the three months ended June 30, 2010, operating income decreased $2,499 (13.2 percent) to $16,395 from $18,894 during the same period in 2009. A quarter-to-quarter comparison of operating income is as follows:

	Three months ended June 30,
		Operating		Operating	Increase	Percent
	2010	Margin %	2009	Margin %	(Decrease)	Change

Upstream Oil & Gas	$22,798	12.2%	$15,252	5.5%	$7,546	49.5%
Downstream Oil & Gas	(6,403)	(10.4)%	3,642	4.6%	(10,045)	(275.8)%

Total	$16,395	6.6%	$18,894	5.3%	$(2,499)	(13.2)%

Upstream Oil & Gas operating income increased despite the 32.2 percent decrease in revenue. This increase was primarily attributable to increased margins in U.S. operations, driven by fixed price work which did not suffer from the margin erosion experienced due to cost escalation on cost reimbursable fixed-fee contracts in the same period in 2009. The increase in margin in the United States was partially offset by a slight decrease in margins in Canada and Oman.
For our U.S. operations, the two primary contributors to our margin increase were our pipeline construction group and our engineering group. Our pipeline construction group is currently working on the FEP project which kicked-off in the first quarter but did not reach 10.0 percent complete. Due to our revenue and income recognition policy, we did not recognize income on this project in the first quarter. In the second quarter, the project surpassed the 10.0 percent threshold, and we recognized inception to date income from the job. We currently expect completion of the FEP project during the third quarter. An additional significant component of our increased margin was the performance of our engineering group. As a result of diligent cost and labor reductions in the third and fourth quarters of 2009, we achieved higher utilization of our billable resources during the second quarter of 2010.
In Canada, our operating margins held relatively constant year-over-year and the primary driver for lower operating income was the lower volume of work discussed previously. Our contract margins declined approximately two tenths of a percent from 2009 to 2010. We believe our focus on cost reductions has enabled us to protect our margins in the highly competitive business environment, and we are optimistic that we can continue to build our backlog in field services, pipeline construction and fabrication services going into 2011. Our operations in Oman also experienced a decline in their contract margins year-over-year of approximately 1.8 percent. We have been awarded contract extensions for certain service agreements. We believe our past performance and demonstrated cost containment enabled us to continue these assignments. We are optimistic that multiple opportunities to expand our Omani business model will present themselves in the Middle East, and we are targeting multi-year alliance opportunities in addition to our traditional service offerings.
We experienced an increase in our general and administrative cost year-over-year of 6.3 percent. This increase can be attributed to increased proposal activity during the quarter. We are maintaining the discipline of our sales and bidding process to ensure that project and contractual risks are identified and appropriately priced to generate acceptable risk adjusted returns.

Downstream Oil & Gas operating income decreased primarily as a result of the previously discussed decline in revenue from maintenance, turnaround and construction services, as well as operating losses contributed by the Downstream Oil & Gas engineering business unit ($2,111) and manufacturing services business unit ($408). Our maintenance and turnaround services business unit produced an operating loss in the second quarter of 2010 that was driven largely by a loss on a fixed-price contract and the delay to the third and fourth quarter of a major turnaround originally planned for execution in the second quarter.
Additionally, our tank construction and maintenance and turnaround projects realized lower project margins in the second quarter of 2010 than in the second quarter of 2009 as a result of pricing pressure from our customers and a more competitive bidding environment. Our fixed price bids and our rates on cost reimbursable bids for projects subsequently awarded and performed in the second quarter of 2010 reflected lower margins as a result of these factors.
As part of our continuing effort to decrease costs and remain competitive in our market, we successfully reduced indirect contract costs and G&A expenses by $3,299 and $547, respectively, compared to the second quarter of 2009. Included in operating costs for the second quarter of 2010 is $462 in costs associated with headcount reductions. These reductions will result in lower operating costs beginning in the third quarter of 2010.
Non-Operating Items
Interest, net expense increased $64 (3.2 percent) to $2,075 from $2,011 in 2009. The increase in net expense is primarily a result of decreased interest expense of $327 due to capital lease buy-outs during the second quarter of 2009, which was more than offset by a decrease in interest income of $391 due to lower rates of return on invested cash.
Other, net income increased $1,108 (510.6 percent) to income of $891 from expense of $217 in 2009. The increase is primarily related to an $841 increase in miscellaneous income primarily as a result of the recognition of a refund of Goods and Services Tax (“GST”) based on certain deductions made in 2010.
Provision for income taxes increased $78 to $5,753 from $5,675 in 2009. During the three months ended June 30, 2010, we recognized $5,753 of income tax expense on income from continuing operations before income tax of $15,211 as compared to income tax expense of $5,675 on income from continuing operations before income taxes of $16,666 during the same period in 2009. The effective tax rate used for the three months ended 2010 was estimated at 38.0 percent, while the effective tax rate for the three months ended 2009 was estimated at 35.0 percent. The 3.0 percentage point increase in the current year is primarily attributable to non-deductible deal costs and more taxable income in the United States, which has a higher statutory tax rate than either Oman or Canada.
Income (loss) from Discontinued Operations, Net of Taxes
Income (loss) from discontinued operations, net of taxes decreased $1,184 (71.3 percent) to a loss of $476 from a loss of $1,660 during the same period in 2009. The decrease in the loss is primarily due to a $1,750 charge taken during the second quarter of 2009 to write-off the net book value of the note related to the Venezuela sale as management determined it unlikely to collect due to nationalization of various oil contractors within the country. The loss during the three months ended June 30, 2010 is primarily related to legal fees incurred in connection with the previously discussed WAPCo parent company guarantee assertions. The legal fees are expected to escalate and continue over the next several years. At this time, we are unable to estimate the likely total costs.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Contract Revenue
For the six months ended June 30, 2010, contract revenue decreased $433,283 (52.9 percent) to $385,125 from $818,408 during the same period in 2009. The decrease is due to revenue reductions across both segments. A period-to-period comparison of revenue is as follows:

	Six months ended June 30,
			Increase	Percent
	2010	2009	(Decrease)	Change

Upstream Oil & Gas	$263,100	$663,897	$(400,797)	(60.4)%
Downstream Oil & Gas	122,025	154,511	(32,486)	(21.0)%

Total	$385,125	$818,408	$(433,283)	(52.9)%

Upstream Oil & Gas experienced even more significant revenue decrease when the six months ended June 30, 2010 is compared to the prior year. We experienced significant revenue declines in two of the three countries we operate in, and the third was effectively flat, year-over-year. Much lower levels of pipeline construction activity and EPC project activity were the primary cause of the reduction in revenue, as many planned projects were cancelled or delayed in response to a weak global economy and difficult credit market.

In the United States, we experienced a revenue decrease of $324,452, or 66.5 percent. This decline was led by our large diameter pipeline construction group with a decline of $279,738, followed by our pipeline facility construction group whose revenue declined $32,168 and our EPC service line which declined $21,598. These declines were partially offset by second quarter growth in revenue from our engineering services which year to date has increased $2,237. As previously mentioned, we believe the increase in engineering services is a strong indicator of future demand of our construction and EPC services. Our large-diameter pipeline construction group was fully utilized in the first half of 2009 on the Midcontinent Express Pipeline LLC (“MEP”) and the Texas Independence Pipeline (“TIPS”) projects. In 2010, we only partially replaced this work with our current work on FEP, which began early in the second quarter. In a more positive development, we added more than 80 professionals to our Upstream engineering group, a nearly 35.0 percent increase from the end of 2009.
In Canada, we experienced a revenue decrease of $77,012, or 54.4 percent. This decline was similar to the decline in the United States, led by our pipeline construction group decline of $59,510. This decrease was indicative of the reduced capital budgets associated with the development of the oil sands in Canada. In Oman, we increased revenue $668, or 4.2 percent from the prior year. As with the second quarter, the nature of our business in Oman is more focused on recurring services for our customers and provides some insulation to the fluctuations of large capital projects from one period to the next.
Downstream Oil & Gas revenue decreased primarily as a result of a customer rescheduling a turnaround from the first half of 2010, primarily the second quarter, to the last half of 2010. A turnaround of similar scope and scale was performed for the same customer in the first half of 2009. We recognized $28,926 in revenue during the first half of 2009 related to that work. Total maintenance and turnaround revenue decreased $31,220 (32.6 percent) in the first half of 2010 compared to the first half of 2009.
We also experienced a $21,464 (84.7 percent) decrease in revenue from construction services. While our construction services business unit has maintained a consistent level of consulting services for our customers’ long-term capital expansion projects, our involvement in the physical construction of these projects has decreased from six projects in the first half of 2009 to one project in the first half of 2010. Our consulting services arrangements were largely negotiated in prior years for projects that are still ongoing. New capital project activity and construction opportunities relating to our consulting services have decreased since the latter part of 2008. This has also contributed to the $3,986 (21.8 percent) decrease in revenue experienced by our fabrication facilities. The level of transfer line replacements has remained steady compared to the first half of 2009; however, the demand for fabrication of process heaters has decreased as a result of decreased capital spending by our customers.
These declines were partially offset by revenue from the July 2009 acquisition of the Wink engineering business unit, $19,958, the reclassification of government services from the Upstream Oil & Gas segment to the Downstream Oil & Gas segment, $2,345, and an increase in revenue from tank construction services, $2,474 or 23.4 percent.
Operating Income
For the six months ended June 30, 2010, operating income decreased $49,376 (109.8 percent) to a loss of $4,387 from income of $44,989 during the same period in 2009. A period-to-period comparison of operating income (loss) is as follows:

	Six months ended June 30,
		Operating		Operating	Increase	Percent
	2010	Margin %	2009	Margin %	(Decrease)	Change

Upstream Oil & Gas	$10,959	4.2%	$41,490	6.2%	$(30,531)	(73.6)%
Downstream Oil & Gas	(15,346)	(12.6)%	3,499	2.3%	(18,845)	(538.6)%

Total	$(4,387)	(1.1)%	$44,989	5.5%	$(49,376)	(109.8)%

Upstream Oil & Gas operating income decreased as a result of the previously discussed revenue declines and the significant underutilization of pipeline construction resources in the first quarter of 2010 as compared to the first quarter of 2009. Contract margins for the Upstream Oil & Gas segment remained consistent with the prior year, increasing 2.5 percentage points. This slight increase in contract margin was offset by higher general and administrative cost, as a percent of revenue, increasing from 5.8 percent to 10.4 percent. Our G&A cost was lower than the prior year period, but the drastic reduction of revenue year-over-year negatively impacted our operating margin.
For our United States operations, our two significant business units performed well in the challenging economic environment of the first half of 2010. Our construction group was able to hold contract margins nearly in-line with the previous year, showing a slight decline of one tenth of one percent. With constant profitability, the key driver for the reduction of income from this group was its reduced revenue volume as previously discussed. For our engineering group, the increased demand for its services was managed well, and we were able to significantly increase our contract margins for this group, year-over-year. This margin increase contributed to an increase of $5,074 in operating income for this business unit in 2010. We believe this increase in demand indicates that our core customers will be increasing their capital budget activity as we move into the planning phase for 2011 construction.

In Canada, our operations were able to slightly improve on their contract margins, increasing 1.1 percentage point. This slight increase in profitability was not sufficient to offset the significant reduction in revenue addressed above, leading to lower operating income from this business unit as our customers’ capital and maintenance budgets in the oil sands have been reduced from previous levels or deferred to future periods. In Oman, we continue our steady performance, duplicating our contract income from the prior year on slightly higher revenue volume and continue advancing our focus to deliver the best value to our client in a competitive market for recurring oil field and rig moving services.
In total, our G&A spend for this segment decreased significantly year-over-year, with business unit level G&A decreasing $1,199 and corporate allocated G&A decreasing $10,212. These reductions are the result of ongoing cost containment measures that we have implemented across our company. These reductions have been focused on aligning our cost structure with the current challenging business environment.
Downstream Oil & Gas operating income decreased primarily as a result of the previously discussed decreases in revenue from maintenance and turnaround services and construction services, as well as operating losses contributed by the Downstream Oil & Gas engineering business unit ($4,244) and manufacturing services business unit ($477). Our maintenance and turnaround services business unit contributed an operating loss in the first half of 2010 that was driven largely by a loss on a fixed price contract and the delay to the third and fourth quarter of a major turnaround originally planned for execution in the second quarter.
Additionally, our tank construction and maintenance and turnaround projects realized lower project margins in the first half of 2010 relative to the first half of 2009 as a result of pricing pressure from our customers and a more competitive bidding environment. As a result, our fixed price bids and our rates on cost reimbursable projects subsequently awarded and performed in the first half of 2010 reflected lower margins.
As part of our continuing effort to decrease costs in this segment and remain competitive in our market, we successfully reduced indirect contract costs and G&A expenses by $8,524 and $1,252, respectively, compared to the first half of 2009. Included in operating costs for the first half of 2010 is $469 in costs associated with headcount reductions. These reductions will result in lower operating costs beginning in the third quarter of 2010.
Non-Operating Items
Interest, net expense increased $66 (1.6 percent) to $4,182 from $4,116 in 2009. The increase results from lower interest income earned partially offset by lower interest expense. The income earnings are reduced due to lower rates of return on invested cash, and the decrease in interest expense is primarily related to the buy-out of certain capital leases in the second quarter of 2009.
Other, net increased $2,754 (2,550.0 percent) to income of $2,862 from income of $108 in 2009. The 2010 gain is partly attributed to a $1,684 gain on the sale of assets. Additionally, miscellaneous income increased $879 primarily as a result of a refund of GST based on certain deductions made in 2010.
Provision for income taxes decreased $16,302 to a benefit of $2,387 from $13,915 in 2009. The decrease in the provision for income taxes is due to a reduction in pre-tax income in 2010 as compared to 2009. As of the second quarter of 2010, we have an estimated effective tax rate of 38.0 percent which is based on the statutory rates in the jurisdictions where we operate. Our primary work locations for 2010 are the U.S. and Canada, which have combined federal and state/provincial tax rates of approximately 40.0 percent and 29.0 percent, respectively.
Income from Discontinued Operations, Net of Taxes
Income (loss) from discontinued operations, net of taxes decreased $754 (50.3 percent) to a loss of $746 from a loss of $1,500 during the same period in 2009. The decrease is primarily due to a $1,750 charge taken during the second quarter of 2009 to write-off the net book value of the note related to the Venezuela sale, as management determined it unlikely to collect due to the nationalization of various oil contractors within the country. The loss during the six months ended June 30, 2010 is primarily related to the legal fees incurred in connection with the previously discussed WAPCo parent company guarantee assertions. The legal fees are expected to escalate and continue over the next several years. At this time, we are unable to estimate the likely total legal fees. During the six months ended June 30, 2010, cash used by operating activities of Discontinued Operations increased $667 (844.3 percent) to cash used of $746 from $79 cash used during the same period in 2009.
LIQUIDITY AND CAPITAL RESOURCES
Our financing objective is to maintain the financial flexibility to meet the material, equipment and personnel needs to support our project commitments as well as the ability to pursue our expansion and diversification objectives. As of June 30, 2010, we had liquidity of $282,602 comprised of $227,302 in cash, short-term investments of $5,300 and $50,000 unutilized borrowing capacity under our 2007 Credit Facility.

During the six months ended June 30, 2010, we decreased our working capital position, for continuing operations, by $58,201 (19.6 percent) to $239,093 from $297,294 at December 31, 2009 primarily as a result of the movement of $57,349 of our 2.75% Notes to current as the holders of our 2.75% Notes have the right to require us to purchase the 2.75% Notes for cash, including unpaid interest, on March 15, 2011. Also contributing to the decrease was a significant reduction in income from continuing operations, offset by a decrease in our receivable days sales outstanding from 91 days at December 31, 2009 to 66 days at June 30, 2010 primarily resulting from various milestone payments received during the second quarter of 2010 along with overall reduction in activity.
Cash on hand was our principal source of funding during the six months ended June 30, 2010. On July 1, 2010, we closed on the acquisition of InfrastruX for a purchase price of approximately $418,000, before working capital and other transaction adjustments. In addition to the issuance of 7,923,300 shares of Company stock, we paid approximately $360,000 in cash, comprised of $60,000 in cash from operations and $300,000 provided from a newly established $475,000 senior secured credit facility (the 2010 Credit Facility), consisting of a four year, $300,000 term loan facility (the Term Loan), and a three-year revolving credit facility of $175,000, entered under a new credit agreement (the 2010 Credit Agreement). The 2010 Credit Agreement replaces our existing three-year $150,000 senior secured 2007 Credit Facility, which was scheduled to expire in November 2010. The proceeds from the Term Loan were used to pay part of the cash portion of the merger consideration and the revolving credit facility will be available for letters of credit and for revolving loans, which may be used for working capital and general corporate purposes. See Note 14 – Subsequent Event for further discussion of the 2010 Credit Facility.
Our cash balance has been negatively impacted by two ongoing contract disputes, one with TransCanada and the other with WAPCo. See Notes 12 and 13 in the accompanying financial statements for additional background information. As of June 30, 2010, we have $71,159 of unpaid TransCanada receivables. We have submitted this dispute to arbitration for resolution; however, final resolution may not occur for a year or more. We have not established a collectability reserve, and we believe adequate financial reserves are available during the interim period prior to receiving payment. The WAPCo claim regarding the Company’s performance under a parent company guarantee represents a likely continuing and escalating legal defense cost for several years.
We anticipate that cash on hand, future cash flows from operations and the availability of our new revolving credit facility will be sufficient to fund our working capital and capital expenditure objectives for the near term.
Cash Flows
Cash flows provided by (used in) continuing operations by type of activity were as follows for the six months ended June 30, 2010 and 2009:

	2010	2009	Change
Operating activities	$45,631	$67,967	$(22,336)
Investing activities	4,226	(1,558)	5,784
Financing activities	(19,613)	(29,367)	9,754
Effect of exchange rate changes	(970)	565	(1,535)

Cash provided by all continuing activities	$29,274	$37,607	$(8,333)

Operating Activities
Operating activities of continuing operations provided $45,631 of cash in the six months ended June 30, 2010, compared to cash provided of $67,967 in same period in 2009. Cash provided by operating activities decreased $22,336 primarily due to:
•	an increase in the cash consumed by continuing operations of $42,270, net of non-cash effects; offset by

•
an increase in cash flow from working capital of $20,688, driven primarily by the $51,288 decrease in accounts receivable as a result of several milestone payments being received on various spreads of pipeline construction and maintenance work in the second quarter of 2010 offset by net changes in other working capital accounts of $71,976 driven primarily by the reduction in contract volume year over year.

Investing Activities
Investing activities of continuing operations provided $4,226 of cash in the six months ended June 30, 2010, compared to a use of cash of $1,558 during the same period in 2009. Cash provided by investing activities increased $5,784 primarily due to:
•	an increase of net maturities of short-term investments of $11,200; offset by

•	an increase in the net purchases of property, plant and equipment during the six months ended June 30, 2010 of $5,416.
Financing Activities
Financing activities of continuing operations used $19,613 of cash in the six months ended June 30, 2010, compared to a use of $29,367 in the same period of 2009. Cash used by financing activities decreased $9,754 primarily due to:
•	the repayment of notes payable of $4,936 in the six months ended June 30, 2010, compared to $1,062 during the same period of 2009;

•	additional debt issuance costs of $1,960 associated with our acquisition of InfrastruX; offset by

•	a decrease in capital lease payments of $15,291 as a result of capital lease buyouts during 2009.

Capital Requirements
During the six months ended June 30, 2010, continuing operations provided cash of $45,631. We believe that our financial results combined with our current liquidity, financial management, the new Term Loan and the 2010 Credit Facility previously discussed will ensure sufficient cash to meet our capital requirements for continuing operations. As such, we are focused on the following significant capital requirements:
•	providing working capital for projects in process and those scheduled to begin;

•	funding our 2010 capital budget of approximately $22,800, of which $11,940 has been committed to date;

•	making installment payments to the government related to fines and profit disgorgement; and

•
redeeming up to $32,050 of our 6.5% Senior Convertible Notes (the “6.5% Notes”) and up to $59,357 of our 2.75% Notes if all of the note holders elect to exercise their right to require us to purchase the notes on December 15, 2010 and March 15, 2011, respectively.

We believe that we will be able to support our ongoing working capital needs through our cash on hand, operating cash flows and the previously discussed new Term Loan and 2010 Credit Facility.
Contractual Obligations
As of June 30, 2010, we had aggregate convertible note principal outstanding of $91,407. In addition, we have various capital leases of construction equipment and property resulting in aggregate capital lease obligations of $13,113 at June 30, 2010. The holders of our 2.75% Notes have the right to require us to purchase the 2.75% Notes for cash, including unpaid interest, on March 15, 2011. Based on the uncertainty surrounding the future economic conditions, we were unable to estimate the number or probability of future repurchases of the 2.75% Notes on March 15, 2011. As such, all $57,349 (net of $2,008 bond discount) has been classified as short-term and included within “Notes payable and current portion of other long-term debt” on the Consolidated Balance Sheet at June 30, 2010. As of December 31, 2009, we previously reclassified $31,450 (net of $600 bond discount) of 6.5% Notes as a current liability for similar reasons. The holders of the 6.5% Notes have the right to require us to purchase the notes for cash, including unpaid interest, on December 15, 2010.
Other contractual obligations and commercial commitments, as detailed in our annual report on Form 10-K for the year ended December 31, 2009, did not materially change except for payments made in the normal course of business.
NEW ACCOUNTING PRONOUNCEMENTS
See Note 2 — New Accounting Pronouncements in the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q for a summary of any recently issued accounting standards.

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

•	cancellation of projects, in whole or in part, for any reason;

•	failing to realize cost recoveries on claims or change orders from projects completed or in progress within a reasonable period after completion of the relevant project;

•	political or social circumstances impeding the progress of our work and increasing the cost of performance;

•	inability to obtain and maintain legal registration status in one or more foreign countries in which we are seeking to do business;

•	failure to obtain the timely award of one or more projects;

•	inability to identify and acquire suitable acquisition targets or to finance such acquisitions on reasonable terms;

•	inability to hire and retain sufficient skilled labor to execute our current work, our work in backlog and future work we have not yet been awarded;

•	inability to execute cost-reimbursable projects within the target cost, thus eroding contract margin and, potentially, contract income on any such project;

•	inability to obtain sufficient surety bonds or letters of credit;

•	inability to obtain adequate financing;

•	loss of the services of key management personnel;

•	the demand for energy moderating or diminishing;

•	downturns in general economic, market or business conditions in our target markets;

•	changes in and interpretation of U.S. and foreign tax laws that impact our worldwide provision for income taxes and effective income tax rate;

•	the potential adverse effects on our operating results if our non-U.S. operations became taxable in the United States;

•	changes in applicable laws or regulations, or changed interpretations thereof, including climate change legislation;

•	changes in the scope of our expected insurance coverage;

•	inability to manage insurable risk at an affordable cost;

•	enforceable claims for which we are not fully insured;

•	incurrence of insurable claims in excess of our insurance coverage;

•	the occurrence of the risk factors listed elsewhere in this Form 10-Q or described in our periodic filings with the SEC; and

•	other factors, most of which are beyond our control.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk is our exposure to changes in non-U.S. currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent, we are unable to match non-U.S. currency revenue with expenses in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at June 30, 2010 and 2009 or during the three months then ended.
The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable, and accrued liabilities shown in the Condensed Consolidated Balance Sheet approximated fair value at June 30, 2010, due to the generally short maturities of these items. At June 30, 2010, our investments were primarily in short-term dollar denominated bank deposits with maturities of a few days, or in longer-term deposits where funds can be withdrawn on demand without penalty. We have the ability and expect to hold our investments to maturity.
Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. At June 30, 2010, our only indebtedness subject to variable interest rates is certain capital lease obligations.
ITEM 4. CONTROLS AND PROCEDURES
In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 we have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of June 30, 2010 to (1) provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended June 30, 2010.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding legal proceedings, see the discussion under the captions “Contingencies — Facility Construction Project Termination” in Note 12 — Contingencies, Commitments and Other Circumstances and “Nigeria Assets and Nigeria-Based Operations — Share Purchase Agreement” in Note 13 — Discontinuance of Operations, Asset Disposals, and Transition Services Agreement of our “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Form 10-Q, which information from Notes 12 and 13 is incorporated by reference herein.
Item 1A. Risk Factors
In connection with its recent acquisition of InfrastruX, the Company is providing an updated set of risk factors which supersede the risk factors included in its Annual Report on Form 10-K for the year ended December 31, 2009, its Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and its Current Report on Form 8-K dated May 17, 2010, filed May 20, 2010.
The nature of our business and operations subjects us to a number of uncertainties and risk.
RISK RELATING TO OUR BUSINESS
Our business is highly dependent upon the level of capital expenditures by oil, gas and power companies on infrastructure.
Our revenue and cash flow are primarily dependent upon major engineering and construction projects. The availability of these types of projects is dependent upon the economic condition of the oil, gas and power industries, specifically, the level of capital expenditures of oil, gas and power companies on infrastructure. InfrastruX’s performance has historically been heavily dependent upon the level of capital expenditures on infrastructure by its customers as well. The credit crisis in 2009, which continues to some extent, and related distress in the global financial system, including capital markets, as well as the global recession, continue to have an adverse impact on the level of capital expenditures of oil, gas and power companies and/or their ability to finance these expenditures. Our failure to obtain major projects, the delay in awards of major projects, the cancellation of major projects or delays in completion of contracts are factors that could result in the under-utilization of our resources, which would have an adverse impact on our revenue and cash flow. There are numerous factors beyond our control that influence the level of capital expenditures of oil, gas and power companies, including:
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

Our settlements with the DOJ and the SEC, and the prosecution of former employees, may negatively impact our ongoing operations.
In May 2008, the United States Department of Justice (“DOJ”) filed an Information and Deferred Prosecution Agreement (“DPA”) in the United States District Court in Houston concluding its investigation into violations of the Foreign Corrupt Practices Act (“FCPA”) by Willbros Group, Inc. and its subsidiary, Willbros International, Inc. Also in May 2008, we reached a final settlement with the SEC to resolve its previously disclosed investigation of possible violations of the FCPA and possible violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. These investigations stemmed primarily from our former operations in Bolivia, Ecuador and Nigeria. The settlements together require us to pay, over approximately three years, a total of $32.3 million in penalties and disgorgement, plus post-judgment interest on $7.725 million of that amount. See note 12 of our condensed consolidated financial statements, included herein.
As part of our agreement with the DOJ, we are subject to ongoing review and regulation of our business operations, including the review of our operations and compliance program by a government approved independent monitor. The independent monitor was appointed effective September 25, 2009. The activities of the independent monitor have had, and will continue to have, a material cost to us and will require significant changes in our processes and operations, the outcome of which we are unable to predict. In addition, the settlements, and the prosecution of former employees, may impact our operations or result in legal actions against us, including actions by foreign governments, in countries that are the subject of the settlements.
Our failure to comply with the terms of settlement agreements with the DOJ and SEC would have a material adverse effect on our business.
Under our settlement with the DOJ, we are subject to the DPA, which has an initial term of three years and may be extended under certain circumstances, and, with respect to the SEC settlement, we are permanently enjoined from committing any future violations of the federal securities laws. As provided for in the DPA, with the approval of the DOJ, we retained a government-approved independent monitor, at our expense, for a two and one-half year period, who is reporting to the DOJ on our compliance with the DPA. Since the appointment of the monitor, we have cooperated and provided the monitor with access to information, documents, records, facilities and employees. On March 1, 2010, the monitor filed with the DOJ the first of three required reports under the DPA. In the report, the monitor reported numerous findings and recommendations with respect to the need for the improvement of our administrative internal controls, policies and procedures for detecting and preventing violations of applicable anti-corruption laws.
Findings and recommendations have been made concerning the need for improvement of policies and processes and internal controls related to the vetting of new employees, agents and consultants, disclosure, tracking and internal communications of conflicts of interest, our FCPA training program, the FCPA certification process, procurement and project controls and other administrative control procedures, as well as to improve our ability to detect and prevent violations of applicable anti-corruption laws.
The report also sets out for the DOJ’s review the monitor’s findings relating to incidents that came to the monitor’s attention during the course of his review which he found to be significant, as well as recommendations to address these incidents. We and the monitor have met separately with the DOJ concerning certain of these incidents. The monitor, in his report, did not conclude whether any of these incidents or any other matters constituted a violation of the FCPA. We do not believe that any of these incidents or matters constituted a violation of the FCPA based on our own investigations of the incidents and matters raised in the report. Notwithstanding our assessment, the DOJ could perform further investigation at its discretion of any incident or matter raised by the report.
We are now in the process of improving our hiring procedures and conflict of interest policies and have openly discussed these matters with the DOJ in the course of our compliance with the terms of the DPA. On May 1, 2010, we responded to the monitor’s report and advised the DOJ that we intend to implement all of the monitor’s recommendations. We will require significantly increased resources and management oversight in order to effectively implement the recommendations. We will incur significant costs to effectively implement the recommendations.
The DOJ could determine during the term of the DPA that we have violated the FCPA or other laws based on the monitor’s findings or otherwise or not complied with the terms of the DPA, which requires our cooperation with the monitor and the DOJ, or that we have not been successful in implementing the monitor’s recommendations. Our failure to comply with the terms of the settlements with the DOJ and SEC could result in resumed prosecution and other regulatory sanctions. A criminal conviction of the charges that are subject to the DPA, or of other charges, could result in fines, civil and criminal penalties and equitable remedies, including profit disgorgement and injunctive relief, and would have a material adverse effect on our business. The settlements and the findings of the independent monitor could also result in third-party claims against us, which may include claims for special, indirect, derivative or consequential damages.

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
We may continue to experience losses associated with our prior Nigeria-based operations which could have a material adverse effect on us.
On February 7, 2007, our subsidiary, Willbros Global Holdings, Inc., then known as Willbros Group, Inc., a Panama corporation (“WGHI”), which holds a portion of our non-U.S. operations, sold its Nigeria assets and Nigeria-based operations in West Africa to Ascot Offshore Nigeria Limited (“Ascot”), a Nigerian oilfield services company, for total consideration of $155 million (later adjusted to $130 million). The sale was pursuant to a Share Purchase Agreement by and between WGHI and Ascot dated as of February 7, 2007 (the “Agreement”), providing for the purchase by Ascot of all of the share capital of WG Nigeria Holdings Limited (“WGNHL”), the holding company for Willbros West Africa, Inc. (“WWAI”), Willbros (Nigeria) Limited, Willbros (Offshore) Nigeria Limited and WG Nigeria Equipment Limited.
In connection with the sale of its Nigeria assets and operations, WGHI and WII, another of our subsidiaries, entered into an indemnity agreement with Ascot and Berkeley Group plc (“Berkeley”), the parent company of Ascot (the “Indemnity Agreement”), pursuant to which Ascot and Berkeley agreed to indemnify WGHI and WII for any obligations incurred by WGHI or WII in connection with the parent company guarantees (the “Guarantees”) that WGHI and WII previously issued and maintained on behalf of certain former subsidiaries now owned by Ascot under certain working contracts between the subsidiaries and their customers. Either WGHI, WII or both may be contractually obligated, in varying degrees, under the Guarantees with respect to the performance of work related to several ongoing projects. Among the Guarantees covered by the Indemnity Agreement are five contracts under which we estimate that, at February 7, 2007, there was aggregate remaining contract revenue, excluding any additional claim revenue, of $352 million and aggregate estimated cost to complete of $294 million. At the February 7, 2007, sale date, one of the contracts covered by the Guarantees was estimated to be in a loss position with an accrual for such loss of $33 million. The associated liability was included in the liabilities acquired by Ascot and Berkeley.
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
Also, in February 2008, WGHI received a letter from WAPCo reminding WGHI of its parent guarantee on the WAGP contract and requesting that WGHI remedy WWAI’s default under that contract, as amended. WGHI responded to WAPCo, consistent with its earlier communications, that, for a variety of legal, contractual, and other reasons, it did not consider the prior WAGP contract parent guarantee to have continued application. In February 2009, WGHI received another letter from WAPCo formally demanding that WGHI pay all sums payable in consequence of the non-performance by WWAI with WAPCo and stating that quantification of that amount would be provided sometime in the future when the work was completed. In spite of this letter, we continued to believe that the parent guarantee was not valid. WAPCo disputes WGHI’s position that it is no longer bound by the terms of WGHI’s prior parent guarantee of the WAGP contract and has reserved all its rights in that regard.
On February 15, 2010, WGHI received a letter from attorneys representing WAPCo seeking to recover from WGHI under its prior WAGP contract parent company guarantee for losses and damages allegedly incurred by WAPCo in connection with the alleged non-performance of WWAI under the WAGP contract. The letter purports to be a formal notice of a claim for purposes of the Pre-Action Protocol for Construction and Engineering Disputes under the rules of the High Court in London, England. The letter claims damages in the amount of $265 million. At February 7, 2007, when WGHI sold its Nigeria assets and operations to Ascot, the total WAGP contract value was $165 million and the WAGP project was estimated to be approximately 85.0 percent complete. The remaining costs to complete the project at that time were estimated at slightly under $30 million. We are seeking to understand the magnitude of the WAPCo claim relative to the WAGP project’s financial status three years earlier.

On August 2, 2010, we received notice that WAPCo had filed suit against WGHI under English law in the London High Court on July 30, 2010, for a sum of $273 million. WGHI has several possible defenses to this claim and intends to contest this matter vigorously, but we cannot provide any assurance as to the outcome. We expect the litigation process to be lengthy.
We currently have no employees working in Nigeria and have no intention of returning to Nigeria. If ultimately it is determined by an English Court that WGHI is liable, in whole or in part, for damages that WAPCo may establish against WWAI for WWAI’s alleged non-performance of the WAGP contract, or if WAPCo is able to establish liability against WGHI directly under the parent company guarantee, and, in either case, WGHI is unable to enforce its rights under the indemnity agreement entered into with Ascot and Berkeley in connection with the WAGP contract, WGHI may experience substantial losses, which could have a material adverse effect on our financial condition and liquidity. However, at this time, we cannot predict the outcome of any proceeding which may ensue in this developing WAGP contract dispute, or be certain of the degree to which the indemnity agreement given in WGHI’s favor by Ascot and Berkeley will protect WGHI.
We have not established a reserve for potential losses in connection with the foregoing.
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
InfrastruX has had a material weakness in its reporting systems as well. In connection with its fiscal 2008 audit, InfrastruX identified a material weakness related to its entity-level processes for monitoring and assessing financial reporting risks and ensuring that appropriate procedures and controls are implemented in response to changes. Specifically, this material weakness arose from the combined effect of deficiencies related to (i) insufficient resources with the appropriate level of experience and training in the application of technical accounting guidance and (ii) inadequate monitoring, review and approval of the policies and procedures implemented to address new or non-recurring accounting transactions, including those designed to ensure relevant, sufficient and reliable data is accumulated to support assumptions and judgments. This material weakness resulted in errors in the reporting of goodwill and income taxes and required the restatement of InfrastruX’s 2006 and 2007 consolidated financial statements. InfrastruX believes this material weakness has been successfully remediated.
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
Our operations in developing countries may be adversely affected in the event any governmental agencies in these countries interpret laws, regulations or court decisions in a manner which might be considered inconsistent or inequitable in the United States, Canada, Australia or Western Europe. We may be subject to unanticipated taxes, including income taxes, excise duties, import taxes, export taxes, sales taxes or other governmental assessments which could have a material adverse effect on our results of operations for any quarter or year.
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
Our international business operations may include projects in countries where corruption is prevalent. Since the anti-bribery restrictions of the FCPA make it illegal for us to give anything of value to foreign officials in order to obtain or retain any business or other advantage, we may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence.
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

Our recent acquisition of InfrastruX will also create new challenges in managing backlog. InfrastruX has historically determined its backlog for anticipated projects based on recurring historical trends, seasonal demand and projected customer needs, but its agreements rarely have minimum volume or spending obligations, and many of its contracts may be terminated by its customers on short notice. For projects on which InfrastruX has commenced work that are cancelled, InfrastruX may be reimbursed for certain costs, but typically has no contractual right to the total revenues included in its backlog.
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
On January 13, 2010, TransCanada Pipelines, Ltd. (“TCPL”) notified us that we were in breach of contract and were being terminated for cause immediately on a facility construction contract for seven pump stations in Nebraska and Kansas that was awarded to us in September 2008. At the time of termination, we had completed approximately 91.0 percent of our scope of work.
We have disputed the validity of the termination for cause and have challenged the contractual procedure followed by TCPL for termination for cause, which allows for a 30-day notification period during which time we are supposed to have an opportunity to remedy the alleged default. Subsequently, we agreed in good faith to cooperate with TCPL in an orderly demobilization and handover of the remaining work. As of June 30, 2010, we have outstanding receivables related to this project of $71.2 million and unapproved change orders for additional work of $3.7 million which have not been billed. Additionally, there are claims for additional fee totaling $16.7 million for additional work. It is our policy not to recognize revenue or income on unapproved change orders or claims until they have been approved. Accordingly, the $3.7 million in pending change orders and the $16.7 million of claims have been excluded from our revenue recognition.
If the termination for cause is determined to be valid and enforceable, we could be held liable for any damages resulting from the alleged breach of contract, including but not limited to costs incurred by TCPL to hire a replacement contractor to complete the estimated 9.0 percent remainder of the work less the cost that we would have incurred to perform the same scope of work. Although we do not believe we are in breach of contract and intend to pursue our contractual and legal remedies, including having commenced arbitration and filed liens on constructed facilities, the resolution of this matter could have a material adverse effect on our financial condition or results of operations. TransCanada has removed us from TransCanada’s bid list.
Our business is dependent on a limited number of key clients.
We operate primarily in the oil and gas, refinery, petrochemical and electric power industries, providing services to a limited number of clients. Much of our success depends on developing and maintaining relationships with our major clients and obtaining a share of contracts from these clients. The loss of any of our major clients could have a material adverse effect on our operations. One client is responsible for 20.5 percent of our backlog at June 30, 2010.
Because InfrastruX also generates a significant portion of its revenue from a small group of customers, and in particular from its largest customer, Oncor, our business will continue to be exposed to risks associated with high customer concentrations.
Our use of fixed price contracts could adversely affect our operating results.
A significant portion of our revenues (including those of InfrastruX) are currently generated by fixed price contracts. Under a fixed price contract, we agree on the price that we will receive for the entire project, based upon a defined scope, which includes specific assumptions and project criteria. If our estimates of our own costs to complete the project are below the actual costs that we may incur, our margins will decrease, and we may incur a loss. The revenue, cost and gross profit realized on a fixed price contract will often vary from the estimated amounts because of unforeseen conditions or changes in job conditions and variations in labor and equipment productivity over the term of the contract. If we are unsuccessful in mitigating these risks, we may realize gross profits that are different from those originally estimated and incur reduced profitability or losses on projects. Depending on the size of a project, these variations from estimated contract performance could have a significant effect on our operating results for any quarter or year. In general, turnkey contracts to be performed on a fixed price basis involve an increased risk of significant variations. This is a result of the long-term nature of these contracts and the inherent difficulties in estimating costs and of the interrelationship of the integrated services to be provided under these contracts, whereby unanticipated costs or delays in performing part of the contract can have compounding effects by increasing costs of performing other parts of the contract.
In addition, InfrastruX also generates substantial revenue under unit price contracts under which it has agreed to perform identified units of work for an agreed price, which have similar associated risks. A “unit” can be as small as the installation of a single bolt or a foot of cable or as large as a transmission tower or foundation. The resulting profitability of a particular unit is primarily dependent upon the labor and equipment hours expended to complete the task that comprises the unit. Failure to accurately estimate the costs of completing a particular project could result in reduced profits or losses.
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
Our goodwill may become impaired.
We have a substantial amount of goodwill following our acquisitions of InfrastruX, Integrated Service Company, Midwest Management (1987) Ltd. and Wink Companies, LLC. At least annually, we evaluate our goodwill for impairment based on the fair value of each operating unit. This estimated fair value could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels or ability to perform at levels that were forecasted. These changes could result in an impairment that would require a material non-cash charge to our results of operations. A significant decrease in expected cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. We will continue to monitor the carrying value of our goodwill. Although we did not record an impairment with respect to our Downstream Oil & Gas segment at December 31, 2009, for purposes of that evaluation, our estimated fair value of that segment only exceeded its carrying value by 1.0 percent.

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
We act as prime contractor on a majority of the construction projects we undertake. In our capacity as prime contractor and when acting as a subcontractor, we perform most of the work on our projects with our own resources and typically subcontract only such specialized activities as hazardous waste removal, nondestructive inspection and catering and security. However, with respect to EPC and other contracts, we may choose to subcontract a substantial portion of the project. InfrastruX has also historically used subcontractors to perform portions of its contracts. In the construction industry, the prime contractor is normally responsible for the performance of the entire contract, including subcontract work. Thus, when acting as a prime contractor, we are subject to the risk associated with the failure of one or more subcontractors to perform as anticipated.
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
Our U.S. and Canadian operations are subject to numerous environmental protection laws and regulations which are complex and stringent. We regularly perform work in and around sensitive environmental areas, such as rivers, lakes and wetlands. Part of InfrastruX’s business is done in the Southwestern U.S. where there is a greater risk of fines, work stoppages or other sanctions for disturbing Native American artifacts and archeological sites. Significant fines, penalties and other sanctions may be imposed for non-compliance with environmental laws and regulations, and some environmental laws provide for joint and several strict liabilities for remediation of releases of hazardous substances, rendering a person liable for environmental damage, without regard to negligence or fault on the part of such person. In addition to potential liabilities that may be incurred in satisfying these requirements, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. These laws and regulations may expose us to liability arising out of the conduct of operations or conditions caused by others, or for our acts which were in compliance with all applicable laws at the time these acts were performed.
We own and operate several properties in the United States and Canada that have been used for a number of years for the storage and maintenance of equipment and upon which hydrocarbons or other wastes may have been disposed or released. Any release of substances by us or by third parties who previously operated on these properties may be subject to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), the Resource Compensation and Recovery Act (“RCRA”), and/or analogous state, provincial or local laws. CERCLA imposes joint and several liabilities, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of hazardous substances into the environment, while RCRA governs the generation, storage, transfer and disposal of hazardous wastes. Under these or similar laws, we could be required to remove or remediate previously disposed wastes and clean up contaminated property. This could have a significant impact on our future results.
Our operations outside of the United States and Canada are oftentimes potentially subject to similar governmental or provincial controls and restrictions relating to the environment.

We are unable to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact our business segments.
Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” may be contributing to warming of the earth’s atmosphere. As a result, there have been a variety of regulatory developments, proposals or requirements and legislative initiatives that have been introduced and/or issued in the United States (as well as other parts of the world) that are focused on restricting the emission of carbon dioxide, methane and other greenhouse gases. Although it is difficult to accurately predict how such legislation or regulations, including those introduced or adopted in the future, would impact our business and operations, it is possible that such laws and regulations could result in greater compliance costs or operating restrictions for us and/or our customers and could adversely affect the demand for some of our services.
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
We will also face competition in new arenas resulting from our recent acquisition of InfrastruX. For example, in recent years InfrastruX has begun to face increasing competition from alternative technologies in its cable restoration business. Its CableCURE® product sales may be adversely affected by technological improvements by one or more of its competitors and/or the expiration of its exclusive intellectual property rights in such technology. If we are unable to keep pace with current or future technological advances in cable restoration, our business, financial condition and results of operations could suffer.
Our operating results could be adversely affected if our non-U.S. operations became taxable in the United States.
If any income earned before our change of domicile in March 2009 by Willbros Group, Inc. or its non-U.S. subsidiaries from operations outside the United States constituted income effectively connected with a U.S. trade or business, and as a result became taxable in the United States, our consolidated operating results could be materially and adversely affected.
We are dependent upon the services of our executive management.
Our success depends heavily on the continued services of our executive management. Our management team is the nexus of our operational experience and customer relationships. Our ability to manage business risk and satisfy the expectations of our clients, stockholders and other stakeholders is dependent upon the collective experience and relationships of our management team. The recent InfrastruX acquisition will further test our management team as we are absorbing a significant new business without significantly expanding the size of our management team. We also may not be able to retain InfrastruX’s operating unit managers, project managers and field supervisors, who are personnel that are critical to the continued growth of InfrastruX’s business. We do not maintain key man life insurance for these individuals. The loss or interruption of services provided by one or more of our senior officers could adversely affect our results of operations.
RISKS RELATED TO THE RECENT ACQUISITION AND INFRASTRUX
We may not be able to successfully integrate our acquisition of InfrastruX, which could cause our business to suffer.
Our recent acquisition of InfrastruX is significant. On a pro forma basis for the acquisition of Infrastrux and related transactions, its total assets account for approximately 45.0 percent of our total assets as of March 31, 2010. We may not be able to combine successfully the operations, personnel and technology of InfrastruX with our operations. Because of the size and complexity of InfrastruX’s business, if integration is not managed successfully by our management, we may experience interruptions in our business activities, a decrease in the quality of our services, a deterioration in our employee and customer relationships, increased costs of integration and harm to our reputation, all of which could have a material adverse effect on our business, financial condition and results of operations. We entered new lines of business when we acquired InfrastruX that we do not have experience managing, such as the electrical transmission business. Particularly because we will have to learn how to manage new lines of business, the integration of InfrastruX with our operations will require significant attention from management, which may decrease the time management will have to serve existing customers, attract new customers and develop new services and strategies. We may also experience difficulties in combining corporate cultures, maintaining employee morale and retaining key employees. The integration with InfrastruX may also impose substantial demands on our operations or other projects. We will have to actively strive to demonstrate to our existing customers that the acquisition will not result in adverse changes in our standards or business focus. The integration of InfrastruX also involved a significant capital commitment, and the return that we achieve on any capital invested may be less than the return achieved on our other projects or investments. There will be challenges in consolidating and rationalizing information technology platforms and administrative infrastructures. In addition, any delays or increased costs of combining the companies could adversely affect our operations, financial results and liquidity.

We may not realize the growth opportunities and cost synergies that are anticipated from our recent acquisition of InfrastruX.
The benefits we expect to achieve as a result of our recent acquisition of InfrastruX will depend, in part, on our ability to realize anticipated growth opportunities and cost synergies. Our success in realizing these growth opportunities and cost synergies, and the timing of this realization, depends on the successful integration of InfrastruX’s business and operations with our business and operations. Even if we are able to integrate our business with InfrastruX’s business successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies we currently expect from this integration within the anticipated time frame or at all. For example, we may be unable to eliminate duplicative costs. Moreover, we anticipate that we will incur substantial expenses in connection with the integration of our business with InfrastruX’s business. While we anticipate that certain expenses will be incurred, such expenses are difficult to estimate accurately, and may exceed current estimates. Accordingly, the benefits from the proposed acquisition may be offset by costs incurred or delays in integrating the companies, which could cause our revenue assumptions to be inaccurate.
The recent acquisition of InfrastruX may expose us to unindemnified liabilities.
As a result of the recent acquisition, we acquired InfrastruX subject to all of its liabilities, including contingent liabilities. If there are unknown InfrastruX obligations, our business could be materially and adversely affected. We may learn additional information about InfrastruX’s business that adversely affects us, such as unknown liabilities, issues that could affect our ability to comply with the Sarbanes-Oxley Act or issues that could affect our ability to comply with other applicable laws. As a result, we can provide no assurance that the recent acquisition of InfrastruX will be successful or will not, in fact, harm our business. Among other things, if InfrastruX’s liabilities are greater than expected, or if there are material obligations of which we were not aware until after the time of completion of the acquisition, our business could be materially and adversely affected. If we become responsible for liabilities not covered by indemnification rights or substantially in excess of amounts covered through any indemnification rights, we could suffer severe consequences that would substantially reduce our revenues, earnings and cash flows. Further, given the amount of indebtedness that we incurred to fund the acquisition, we may not be able to obtain additional financing required for any significant expenditures on favorable terms or at all.
Our historical and pro forma combined financial information may not be representative of our results as a combined company.
The pro forma combined financial information that we file with the SEC is constructed from the separate financial statements of Willbros Group, Inc. and InfrastruX and does not purport to be indicative of the financial information that will result from operations of the combined companies. In addition, the pro forma combined financial information that we file with the SEC is based in part on certain assumptions regarding the acquisition that we believe are reasonable. We cannot assure you that our assumptions will prove to be accurate over time. Accordingly, the historical and pro forma combined financial information that we file with the SEC does not purport to be indicative of what our results of operations and financial condition would have been had we been a combined entity during the periods presented, or what our results of operations and financial condition will be in the future. The challenge of integrating previously independent businesses makes evaluating our business and our future financial prospects difficult. Our potential for future business success and operating profitability must be considered in light of the risks, uncertainties, expenses and difficulties typically encountered by recently combined companies.
Federal and state legislative and regulatory developments that InfrastruX believes should encourage electric power transmission and natural gas pipeline infrastructure spending may fail to result in increased demand for its services.
In recent years, federal and state legislation has been passed and resulting regulations have been adopted that could significantly increase spending on electric power transmission and natural gas pipeline infrastructure, including the Energy Act of 2005, the American Recovery and Reinvestment Act of 2009 (“ARRA”) and state Renewable Portfolio Standard (“RPS”) programs. However, much fiscal, regulatory and other uncertainty remains as to the impact this legislation and regulation will ultimately have on the demand for InfrastruX’s services. For instance, regulations implementing provisions of the Energy Act of 2005 that may affect demand for InfrastruX’s services remain, in some cases, subject to review in various federal courts. In one such case, decided in February 2009, a federal court of appeals vacated FERC’s interpretation of the scope of its backstop transmission line siting authority for electric power transmission projects. Accordingly, the effect of these regulations, once finally implemented, is uncertain and may not result in increased spending on the electric power transmission infrastructure. Continued uncertainty regarding the implementation of the Energy Act of 2005 and ARRA may result in slower growth in demand for InfrastruX’s services.

Renewable energy initiatives, including Texas’ CREZ plan, other RPS initiatives and ARRA, may not lead to increased demand for InfrastruX’s services. While 29 states and Washington D.C. have mandatory RPS programs that require certain percentages of power to be generated from renewable sources, the RPS programs adopted in many states became law during periods of substantially higher oil and natural gas prices. As a result, or for budgetary or other reasons, states may reduce those mandates or make them optional or extend deadlines, which could reduce, delay or eliminate renewable energy development in the affected states. In addition, states may limit, delay or otherwise alter existing RPS programs in anticipation of a potential federal renewable energy standard. Furthermore, renewable energy is generally more expensive to produce and may require additional power generation sources as backup. Funding for RPS programs may not be available or may be further constrained as a result of the significant declines in government budgets and subsidies and in the availability of credit to finance the significant capital expenditures necessary to build renewable generation capacity. These factors could lead to fewer projects resulting from RPS programs than anticipated or a delay in the timing of these projects and the related infrastructure, which would negatively affect the demand for InfrastruX’s services. Moreover, even if the RPS programs are fully developed and funded, we cannot be certain that we will be awarded any resulting contracts. In addition, we cannot predict when programs under ARRA will be implemented or the timing and scope of any investments to be made under these programs, particularly in light of capital constraints on potential developers of these projects. Infrastructure projects such as those envisioned by CREZ and RPS initiatives are also subject to delays or cancellation due to local factors such as siting disputes, protests and litigation. Before InfrastruX will receive revenues from infrastructure buildouts associated with any of these projects, substantial advance preparations are required such as engineering, procurement, and acquisition and clearance of rights-of-way, all of which are beyond InfrastruX’s control. Investments for renewable energy and electric power infrastructure under ARRA may not occur, may be less than anticipated or may be delayed, may be concentrated in locations where InfrastruX does not have significant capabilities, and any resulting contracts may not be awarded to InfrastruX, any of which could negatively impact demand for InfrastruX’s services.
In addition, the increase in long-term demand for natural gas that InfrastruX believes will benefit from anticipated U.S. greenhouse gas regulations, such as a cap-and-trade program or carbon taxes, may be delayed or may not occur. For example, InfrastruX cannot predict whether or in what form the cap-and-trade provisions and renewable energy standards in the bill recently passed by the U.S. House of Representatives, will become law, especially in light of Senate Majority Leader Reid’s recent decision to advance an energy bill which does not include cap-and-trade provisions. It is difficult to accurately predict the timing and scope of any potential greenhouse gas regulations that may ultimately be adopted or the extent to which demand for natural gas will increase as a result of any such regulations.
InfrastruX’s storm restoration revenues are highly volatile and unpredictable, which could result in substantial variations in, and uncertainties regarding, our results of operations generated by the InfrastruX business.
Revenues derived from InfrastruX’s storm restoration services are highly volatile and uncertain due to the unpredictable nature of weather-related events. InfrastruX’s annual storm restoration revenues have been as high as $67.0 million in 2008 when InfrastruX experienced the largest storm restoration revenues in its history as several significant hurricanes impacted the Gulf Coast and Florida and ice storms affected the Northeast, but storm restoration revenues were substantially lower in 2009. Therefore, InfrastruX’s storm restoration revenues for 2008 are not indicative of the revenues that InfrastruX typically generates in any period or can be expected to generate in any future period. InfrastruX’s revenues and net income will likely continue to be subject to significant variations and uncertainties due to the volatility of InfrastruX’s storm restoration volume. InfrastruX may not be able to generate incremental revenues from storm activities to the extent that InfrastruX does not receive permission from its regular customers (including Oncor) to divert resources to the restoration work for customers with which InfrastruX does not have ongoing MSA relationships, sometimes referred to in this prospectus as “off-system” work. In addition, InfrastruX’s storm restoration revenues are offset in part by declines in its transmission and distribution (“T&D”) services because InfrastruX staffs storm restoration mobilizations by diverting resources from its T&D services.

Seasonal variations and inclement weather may cause fluctuations in our operating results, profitability, cash flow and working capital needs related to the InfrastruX business.
We have not historically considered seasonality a significant risk, but because a significant portion of InfrastruX’s business is performed outdoors, its results of operations are exposed to seasonal variations and inclement weather. InfrastruX performs less work in the winter months, and work is hindered during other inclement weather events. InfrastruX’s revenue and profitability often decreases during the winter months and during severe weather conditions because work performed during these periods is more costly to complete. During periods of peak electric power demand in the summer, utilities generally are unable to remove their electric power T&D equipment from service, decreasing the demand for InfrastruX’s maintenance services during such periods. The seasonality of InfrastruX’s business also causes its working capital needs to fluctuate. Because InfrastruX’s operating cash flow is usually lower during and immediately following the winter months, InfrastruX typically experiences a need to finance a portion of its working capital during the spring and summer.
InfrastruX depends on its ability to protect its intellectual property and proprietary rights in its cable restoration and testing businesses, and we cannot be certain of their confidentiality and protection.
InfrastruX’s success in the cable restoration and testing markets depends in part on its ability to protect its proprietary products and services. If we are unable to protect InfrastruX’s proprietary products and services, the InfrastruX cable restoration and testing business may be adversely affected. To protect its proprietary technology, InfrastruX relies primarily on trade secrets and confidentiality restrictions in contracts with employees, customers and other third parties. InfrastruX also has a license to the patents Dow Corning Corporation holds from the U.S. Patent and Trademark Office relating to its CableCURE® product, but the underlying patents and license expire in August 2010. In addition, InfrastruX holds a number of U.S. and international patents, most of which relate to certain materials used in treating cables with CableCURE®. InfrastruX also holds the patent and trademark to CableWISE®. If we fail to protect InfrastruX’s intellectual property rights adequately, our competitors may gain access to that technology, and InfrastruX’s cable restoration business may be harmed. Any of InfrastruX’s intellectual property rights may be challenged by others or invalidated through administrative processes or litigation proceedings. Despite our efforts to protect InfrastruX’s proprietary technology, unauthorized persons may be able to copy, reverse engineer or otherwise use some of its proprietary technology. Furthermore, existing laws may afford only limited protection, and the laws of certain countries in which we operate do not protect proprietary technology as well as established law in the U.S. For these reasons, we may have difficulty protecting InfrastruX’s proprietary technology against unauthorized copying or use or maintaining our market share with respect to our proprietary technology offerings. In addition, litigation may be necessary to protect InfrastruX’s proprietary technology. This type of litigation is often costly and time consuming, with no assurance of success.
InfrastruX contributes to multi-employer plans that could result in liabilities to us if those plans are terminated or InfrastruX withdraws from those plans.
InfrastruX contributes to several multi-employer pension plans for employees covered by collective bargaining agreements. These plans are not administered by InfrastruX, and contributions are determined in accordance with provisions of negotiated labor contracts. The Employee Retirement Income Security Act of 1974, as amended by the Multi-employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multi-employer plan in the event of the employer’s withdrawal from, or upon termination of, such plan. InfrastruX does not routinely review information on the net assets and actuarial present value of the multi-employer pension plans’ unfunded vested benefits allocable to it, if any, and InfrastruX is not presently aware of the amounts, if any, for which it may be contingently liable if it were to withdraw from any of these plans. In addition, if the funding of any of these multi-employer plans becomes in “critical status” under the Pension Protection Act of 2006, InfrastruX could be required to make significant additional contributions to those plans.
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
Our authorized shares of common stock consist of 70 million shares. The issuance of additional common stock or securities convertible into our common stock would result in further dilution of the ownership interest in us held by existing stockholders. We are authorized to issue, without stockholder approval, one million shares of preferred stock, which may give other stockholders dividend, conversion, voting and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock. While our Board of Directors has no present intention of issuing any such preferred stock other than pursuant to any earnout payments that may be made in connection with our acquisition of InfrastruX, it reserves the right to do so in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of our common stock by us during the quarter ended June 30, 2010:

			Total	Maximum
			Number of	Number (or
			Shares	Approximate
			Purchased	Dollar Value) of
			as Part of	Shares That May
	Total		Publicly	Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid Per	Plans or	Under the Plans
	Purchased(1)	Share(2)	Programs	or Programs

April 1, 2010 – April 30, 2010	166	$12.20	—	—
May 1, 2010 – May 31, 2010	1,679	10.51	—	—
June 1, 2010 – June 30, 2010	1,877	8.36	—	—

Total	3,722	$9.50	—	—

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
Item 4. Reserved
Item 5. Other Information
Not applicable.
Item 6. Exhibits
The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.
2.1
Amendment to Agreement and Plan of Merger dated as of May 17, 2010, among Willbros, Co Merger Sub I, Inc., Ho Merger Sub II, LLC and InfrastruX Group, Inc. (filed as Exhibit 2 to our report on Form 8-K dated May 17, 2010, filed May 20, 2010).

2.2
Second Amendment to Agreement and Plan of Merger dated as of June 22, 2010, among Willbros, Co Merger Sub I, Inc., Ho Merger Sub II, LLC and InfrastruX Group, Inc. (filed as Exhibit 2 to our report on Form 8-K dated June 22, 2010, filed June 28, 2010).

3	Certificate of Designations of Series A Preferred Stock (filed as Exhibit 2 to our report on Form 8-K dated June 30, 2010, filed July 7, 2010).

4	Form of Amendment to Consent Agreement and Third Supplemental Indenture (filed as Exhibit 4.3 to our report on Form 10-Q for the quarter ended March 31, 2010, filed May 10, 2010).

10.1
Credit Agreement dated as of June 30, 2010 among Willbros United States Holdings, Inc., as borrower, Willbros Group, Inc. and certain of its subsidiaries, as guarantors, the lenders from time to time party thereto, Crédit Agricole Corporate and Investment Bank (“Crédit Agricole”), as Administrative Agent, Collateral Agent, Issuing Bank, Revolving Credit Facility Sole Lead Arranger, Sole Bookrunner and participating Lender, UBS Securities LLC (“UBS”), as Syndication Agent, Natixis, The Bank of Nova Scotia and Capital One, N.A., as Co-Documentation Agents, and Crédit Agricole and UBS as Term Loan Facility Joint Lead Arrangers and Joint Bookrunners (filed as Exhibit 10 to our report on Form 8-K dated June 30, 2010, filed on July 7, 2010).

10.2	Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2010).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLBROS GROUP, INC.
Date: August 4, 2010	By:	/s/ Van A. Welch
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

Exhibit
Number	Description
2.1	Amendment to Agreement and Plan of Merger dated as of May 17, 2010, among Willbros, Co Merger Sub I, Inc., Ho Merger Sub II, LLC and InfrastruX Group, Inc. (filed as Exhibit 2 to our report on Form 8-K dated May 17, 2010, filed May 20, 2010).

2.2	Second Amendment to Agreement and Plan of Merger dated as of June 22, 2010, among Willbros, Co Merger Sub I, Inc., Ho Merger Sub II, LLC and InfrastruX Group, Inc. (filed as Exhibit 2 to our report on Form 8-K dated June 22, 2010, filed June 28, 2010).

3	Certificate of Designations of Series A Preferred Stock (filed as Exhibit 2 to our report on Form 8-K dated June 30, 2010, filed July 7, 2010).

4	Form of Amendment to Consent Agreement and Third Supplemental Indenture (filed as Exhibit 4.3 to our report on Form 10-Q for the quarter ended March 31, 2010, filed May 10, 2010).

10.1	Credit Agreement dated as of June 30, 2010 among Willbros United States Holdings, Inc., as borrower, Willbros Group, Inc. and certain of its subsidiaries, as guarantors, the lenders from time to time party thereto, Crédit Agricole Corporate and Investment Bank (“Crédit Agricole”), as Administrative Agent, Collateral Agent, Issuing Bank, Revolving Credit Facility Sole Lead Arranger, Sole Bookrunner and participating Lender, UBS Securities LLC (“UBS”), as Syndication Agent, Natixis, The Bank of Nova Scotia and Capital One, N.A., as Co-Documentation Agents, and Crédit Agricole and UBS as Term Loan Facility Joint Lead Arrangers and Joint Bookrunners (filed as Exhibit 10 to our report on Form 8-K dated June 30, 2010, filed on July 7, 2010).

10.2	Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2010).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.