Form 10-Q
period 2010-09-30
Willbros Group, Inc.\NEW\
filed 2010-11-09
CIK 1449732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, $.05 par value, outstanding as of November 5, 2010 was 47,874,908.

WILLBROS GROUP, INC.
FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2010

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$100,887	$198,774
Short-term investments	—	16,559
Accounts receivable, net	366,388	162,460
Contract cost and recognized income not yet billed	32,986	45,009
Prepaid expenses and other	42,924	15,530
Parts and supplies inventories	10,348	4,666
Deferred income taxes	6,796	2,875

Total current assets	560,329	445,873
Property, plant and equipment, net	272,506	132,879
Goodwill	258,975	85,775
Other intangible assets, net	201,736	36,772
Deferred income taxes	9,179	25,034
Other assets	39,428	2,045

Total assets	$1,342,153	$728,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$192,573	$81,821
Contract billings in excess of cost and recognized income	18,059	11,336
Current portion of capital lease obligations	7,248	5,824
Notes payable and current portion of other long-term debt	102,634	31,450
Current portion of government obligations	6,575	6,575
Accrued income taxes	11,516	1,605
Other current liabilities	2,671	9,968
Liabilities of discontinued operations	791	—

Total current liabilities	342,067	148,579
Long-term debt	276,386	56,071
Capital lease obligations	8,727	10,692
Contingent earnout	10,000	—
Long-term portion of government obligations	—	6,575
Long-term liabilities for unrecognized tax benefits	4,510	5,512
Deferred income taxes	89,604	11,356
Other long-term liabilities	27,758	1,598

Total liabilities	759,052	240,383
Contingencies and commitments (Note 16)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 70,000,000 shares authorized and 48,467,080 shares issued at September 30, 2010 (40,106,498 at December 31, 2009)	2,420	2,005
Capital in excess of par value	670,495	607,299
Accumulated deficit	(94,055)	(124,788)
Treasury stock at cost, 607,534 shares at September 30, 2010 (510,187 at December 31, 2009)	(9,939)	(9,045)
Accumulated other comprehensive income	13,421	11,725

Total Willbros Group, Inc. stockholders’ equity	582,342	487,196
Noncontrolling interest	759	799

Total stockholders’ equity	583,101	487,995

Total liabilities and stockholders’ equity	$1,342,153	$728,378

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Contract revenue	$408,792	$247,533	$793,917	$1,065,941

Operating expenses:
Contract	350,135	222,330	687,918	941,129
Amortization of intangibles	3,921	960	5,826	5,554
General and administrative	35,347	17,469	82,593	61,620
Goodwill impairment	12,000	—	12,000	—
Changes in fair value of contingent earnout liability	(45,340)	—	(45,340)	—
Acquisition costs	7,947	857	9,912	942
Other charges	85	2,418	698	8,207

	364,095	244,034	753,607	1,017,452

Operating income	44,697	3,499	40,310	48,489

Other income (expense):
Interest income	137	469	656	1,742
Interest expense	(11,973)	(2,446)	(16,674)	(7,835)
Other, net	731	(126)	3,593	(18)

	(11,105)	(2,103)	(12,425)	(6,111)

Income from continuing operations before income taxes	33,592	1,396	27,885	42,378

Provision (benefit) for income taxes	(2,687)	(659)	(5,074)	13,257

Income from continuing operations	36,279	2,055	32,959	29,121
Loss from discontinued operations net of provision for income taxes	(578)	(27)	(1,324)	(1,527)

Net income	35,701	2,028	31,635	27,594
Less: Income attributable to noncontrolling interest	(293)	(372)	(902)	(1,543)

Net income attributable to Willbros Group, Inc.	$35,408	$1,656	$30,733	$26,051

Reconciliation of net income attributable to Willbros Group, Inc.
Income from continuing operations	$35,986	$1,683	$32,057	$27,578
Loss from discontinued operations	(578)	(27)	(1,324)	(1,527)

Net income attributable to Willbros Group, Inc.	$35,408	$1,656	$30,733	$26,051

Basic income (loss) per share attributable to Company Shareholders:
Income from continuing operations	$0.77	$0.04	$0.77	$0.71
Loss from discontinued operations	(0.01)	—	(0.03)	(0.04)

Net income	$0.76	$0.04	$0.74	$0.67

Diluted income (loss) per share attributable to Company Shareholders:
Income from continuing operations	$0.71	$0.04	$0.76	$0.71
Loss from discontinued operations	(0.01)	—	(0.03)	(0.04)

Net Income	$0.70	$0.04	$0.73	$0.67

Weighted average number of common shares outstanding:
Basic	46,997,431	38,721,586	41,651,994	38,656,656

Diluted	52,154,029	38,918,933	44,890,005	38,817,411

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(Unaudited)

						Accumulated	Total
						Other	Stockholders’		Total
			Capital in			Comprehensive	Equity	Non-	Stock-
	Common Stock		Excess of	Accumulated	Treasury	Income	Willbros	controlling	holder’s
	Shares	Par	Par Value	Deficit	Stock	(Loss)	Group, Inc.	Interest	Equity

Balance, December 31, 2009	40,106,498	$2,005	$607,299	$(124,788)	$(9,045)	$11,725	$487,196	$799	$487,995

Net income	—	—	—	30,733	—	—	30,733	902	31,635
Foreign currency translation adjustment	—	—	—	—	—	2,407	2,407	—	2,407
Derivatives						(711)	(711)	—	(711)

Total comprehensive income (loss)	—	—	—	—	—	—	32,429	—	33,331
Dividend declared and distributed to noncontrolling interest	—	—	—	—	—	—	—	(942)	(942)
Amortization of stock-based compensation	—	—	6,489	—	—	—	6,489	—	6,489
Stock-based compensation tax benefit	—	—	(956)	—	—	—	(956)	—	(956)
Stock issued under share-based plans	437,274	19	(19)	—	—	—	—	—	—
Stock issued in connection with acquisition of InfrastruX	7,923,308	396	57,682	—	—	—	58,078	—	58,078
Additions to treasury stock, vesting and forfeitures of restricted stock	—	—	—	—	(894)	—	(894)	—	(894)

Balance, September 30, 2010	48,467,080	$2,420	$670,495	$(94,055)	$(9,939)	$13,421	$582,342	$759	$583,101

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)
(Unaudited)

	Nine Months
	Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$31,635	$27,594
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	1,324	1,527
Depreciation and amortization	36,374	31,082
Goodwill impairment	12,000	—
Changes in fair value of contingent earnout liabilty	(45,340)	—
Stock-based compensation	6,489	9,321
Deferred income tax provision	(7,437)	(2,485)
Other non-cash	5,181	5,428
Changes in operating assets and liabilities:
Accounts receivable, net	(78,919)	38,717
Contract cost and recognized income not yet billed	12,116	27,913
Prepaid expenses and other assets	16,126	4,998
Accounts payable and accrued liabilities	12,694	(64,967)
Accrued income taxes	8,911	(5,511)
Contract billings in excess of cost and recognized income	6,714	5,317
Other liabilities	(228)	2,296

Cash provided by operating activities of continuing operations	17,640	81,230
Cash used in operating activities of discontinued operations	(533)	(222)

Cash provided by operating activities	17,107	81,008
Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired and earnout	(421,182)	(13,955)
Proceeds from sales of property, plant and equipment	2,320	8,233
Purchases of property, plant and equipment	(13,723)	(10,369)
Maturities of short-term investments	16,755	—
Purchase of short-term investments	(255)	—

Cash used in investing activities of continuing operations	(416,085)	(16,091)
Cash provided by investing activities of discontinued operations	—	—

Cash used in investing activities	(416,085)	(16,091)
Cash flows from financing activities:
Proceeds from term loan issuance	282,000	—
Proceeds from stock issuance	58,078	—
Payments on capital leases	(5,690)	(20,326)
Repayment of notes payable	(8,326)	(1,062)
Payments to reacquire common stock	(894)	(483)
Payments on government fines	(6,575)	(6,575)
Costs of debt issues	(16,384)	(150)
Proceeds from exercise of stock options	—	185
Stock-based compensation tax deficiency	(956)	(1,655)
Dividend distribution to noncontrolling interest	(942)	(2,137)

Cash provided by (used in) financing activities of continuing operations	300,311	(32,203)
Cash provided by (used in) financing activities of discontinued operations	—	—

Cash provided by (used in) financing activities	300,311	(32,203)

Effect of exchange rate changes on cash and cash equivalents	780	3,145

Cash provided by (used in) all activities	(97,887)	35,859
Cash and cash equivalents, beginning of period	198,774	207,864

Cash and cash equivalents, end of period	$100,887	$243,723

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,007	$4,648
Cash paid for income taxes (including discontinued operations)	$3,180	$19,481
Supplemental non-cash investing and financing transactions:
Initial contingent earnout liability	$55,340	$—
Prepaid insurance obtained by note payable	$11,687	$—
Equipment received through like-kind exchange	$3,355	$—
Equipment surrendered through like-kind exchange	$2,550	$—
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
The accompanying Condensed Consolidated Balance Sheet as of December 31, 2009, which has been derived from audited consolidated financial statements, and the unaudited interim Condensed Consolidated Financial Statements as of September 30, 2009 and 2010, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, the Company believes the presentations and disclosures herein are adequate to make the information not misleading. Certain prior period amounts have been reclassified to be consistent with the current presentation. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s December 31, 2009 audited Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
In the opinion of management, the unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary to present fairly the financial position as of September 30, 2010, the results of operations, statement of stockholder’s equity and cash flows of the Company for all interim periods presented. The results of operations and cash flows for the three months ended September 30, 2010 are not necessarily indicative of the operating results and cash flows to be achieved for the full year.
The Condensed Consolidated Financial Statements include certain estimates and assumptions made by management. These estimates and assumptions relate to the reported amounts of assets and liabilities at the dates of the Condensed Consolidated Financial Statements and the reported amounts of revenue and expense during the periods. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment, goodwill and parts and supplies inventories; quantification of amounts recorded for contingencies, tax accruals and certain other accrued liabilities; valuation allowances for accounts receivable and deferred income tax assets; and revenue recognition under the percentage-of-completion method of accounting, including estimates of progress toward completion and estimates of gross profit or loss accrual on contracts in progress. The Company bases its estimates on historical experience and other assumptions that it believes relevant under the circumstances. Actual results could differ from those estimates.
As discussed in Note 19 — Discontinuance of Operations, Asset Disposals, and Transition Services Agreement, the Company has disposed of certain assets and operations that are together classified as discontinued operations (collectively the “Discontinued Operations”). Accordingly, these Condensed Consolidated Financial Statements reflect these operations as discontinued operations in all periods presented. The disclosures in the Notes to the Condensed Consolidated Financial Statements relate to continuing operations except as otherwise indicated.
The carrying value of financial instruments does not materially differ from fair value.
Change in Estimate — The Company performed a review of the estimated useful lives of certain fixed assets at its Upstream Oil and Gas segment during the first quarter of 2010. This evaluation indicated that actual lives for the construction equipment were generally longer than the estimated useful lives used for depreciation purposes in the Company’s financial statements. As a result, the Company adjusted the estimated useful life on construction equipment from a range of four to six years to a range of four to twelve years. The effect of this change in estimate was to reduce depreciation expense for the three and nine months ended September 30, 2010 by $1,606 and $4,818, respectively, and increase income from continuing operations by $1,044 and $3,132, net of taxes, or $0.02 and $0.08 per basic share, respectively.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
1. The Company and Basis of Presentation (continued)
Consistency — Effective January 1, 2010, the Company has reclassified certain indirect overhead expenses to general and administrative expenses to apply a consistent approach in the classification of overhead across the legacy business segments. If the Company reclassified these same costs in the three-month and nine-month periods ended September 30, 2009, the reported general and administrative costs would have increased, accompanied by a corresponding decrease to contract costs of $1,258 and $4,042, respectively. The Company is currently in the process of evaluating the impact, if any, that the treatment of these costs would have on the Utility Transmission & Distribution (“Utility T&D”) segment.
Warranty Costs — In connection with the acquisition of InfrastruX Group, Inc. (“InfrastruX”), the Company warrants labor for new installations and construction and servicing of existing infrastructure. The anticipated costs are not considered significant and no reserve has been provided. One of the InfrastruX subsidiary companies maintains a warranty program which specifically covers its cable remediation services. A warranty reserve of $2,443 for cable remediation services is recorded in “Other long-term liabilities” on the balance sheet as of September 30, 2010. Prior to the acquisition of InfrastruX, the Company has historically recorded an immaterial amount related to warranty reserve.
Property, Plant and Equipment — In connection with the acquisition of InfrastruX, the Company acquired $156,160 of property, plant and equipment. Depreciation, including amortization of capital leases, is provided on the straight-line method using the estimated lives as follows:

Construction equipment	3-20 years

Furniture and equipment	3-12 years

Buildings	20 years

Transportation equipment	3-17 years

Aircraft and marine equipment	10 years
The table has been updated from the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 to reflect the estimated useful lives of the assets acquired.
2. New Accounting Pronouncements
In June 2009, the FASB issued a new accounting standard which provides amendments to previous guidance on the consolidation of variable interest entities (“VIE”). This standard clarifies the characteristics that identify a VIE and changes how a reporting entity identifies a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards calculation to a qualitative approach based on which variable interest holder has controlling financial interest and the ability to direct the most significant activities that impact the VIE’s economic performance. This statement requires the primary beneficiary assessment to be performed on a continuous basis. It also requires additional disclosures about an entity’s involvement with a VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE impacts the reporting entity’s consolidated financial statements. The standard was effective for fiscal years beginning after November 15, 2009. The adoption of the standard did not have any impact on the Company’s consolidated financial statements.
3. Acquisition
On July 1, 2010, the Company completed the acquisition of 100 percent of the outstanding stock of InfrastruX for a purchase price of $485,800, before final working capital and other transaction adjustments. The Company paid $372,382 in cash, a portion of which was used to retire InfrastruX indebtedness and pay InfrastruX transaction expenses, and issued approximately 7.9 million shares of the Company’s common stock to the shareholders of InfrastruX. Cash paid was comprised of $72,382 in cash from operations and $300,000 from a new term loan facility. The acquisition was completed pursuant to an Agreement and Plan of Merger (the “Merger”), dated March 11, 2010.
Under the agreement, InfrastruX shareholders are eligible to receive earnout payments of up to $125,000 if certain EBITDA targets are met. Refer to Note 17 — Fair Value Measurements for further discussion of the contingent earnout.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
3. Acquisition (continued)
InfrastruX was a privately-held firm based in Seattle, Washington and provides design, construction, maintenance, engineering and other infrastructure services to the utility industry across the U.S. market. This acquisition provides the Company the opportunity to strengthen its presence in the infrastructure markets within the utility industry.
Consideration
Total consideration transferred in acquiring InfrastruX is summarized as follows:

Proceeds from newly issued term loan facility	$300,000

Cash provided from operations	72,382

Total cash consideration	372,382

Issuance of WG common stock	58,078	(1)

Contingent consideration	55,340	(2)

Total Consideration	$485,800

(1)	Represents 7,923,308 shares issued, which have been valued at the closing price of Company stock on July 1, 2010, the acquisition date.

(2)	Estimated as of acquisition announcement date based on a probability estimate of InfrastruX’s EBITDA achievements during the earnout period.
This transaction has been accounted for using the acquisition method of accounting which requires that, among other things, assets acquired and liabilities assumed be recorded at their fair values as of the acquisition date. The excess of the consideration transferred over those fair values is recorded as goodwill. The preliminary allocation of purchase price to acquired assets and liabilities is as follows:

Assets acquired:
Cash and cash equivalents	$9,278
Accounts receivable	124,856
Inventories	4,501
Prepaid expenses and other current assets	39,565
Property, plant and equipment	156,160
Intangible assets	170,790
Goodwill	184,376
Other long-term assets	19,989
Liabilities assumed:
Accounts Payable and other accrued liabilities	(97,985)
Capital Lease Obligations	(4,977)
Vendor related debt	(2,761)
Deferred income taxes and other tax liabilities	(95,902)
Other long-term liabilities	(22,090)

Net Assets Acquired	$485,800

The Company has consolidated InfrastruX in its financial results as the Utility T&D segment from the date of the acquisition. Our purchase price allocation has not been finalized due to the ongoing negotiation of closing working capital and other closing adjustments. These are expected to be finalized during the fourth quarter of 2010. However, under U.S. GAAP, companies have up to one year after an acquisition to finalize the acquisition accounting.
Property, plant and equipment (“PP&E”)
A step-up adjustment of $25,077 was recorded to present the PP&E acquired at its estimated fair value. The weighted average useful life used to calculate depreciation of the step up related to PP&E is approximately seven years.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
3. Acquisition (continued)
Intangible assets
The following table summarizes the fair value estimates recorded for the identifiable intangible assets and their estimated useful lives:

	Estimated Fair Value	Estimated Useful Life
Trade Name	$12,700	10 years
Customer Relationships	152,890	15 years
Technology	5,200	10 years

Total Identifiable Intangible Assets	$170,790

The amortizable intangible assets have useful lives ranging between ten years and fifteen years and a weighted average useful life of 14.2 years. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill associated with this transaction is not expected to be deductible for tax purposes. The goodwill recorded in connection with this acquisition is included in the Utility T&D segment.
Deferred taxes
The Company provided deferred taxes and other tax liabilities as part of the acquisition accounting related to the estimated fair market value adjustments for acquired intangible assets and PP&E. An adjustment of $95,902 was recorded to present the deferred taxes and other tax liabilities at fair value.
Pro Forma Impact of the Acquisition
The following unaudited supplemental pro forma results present consolidated information as if the acquisition had been completed as of January 1, 2010 and January 1, 2009. The pro forma results include: (i) the amortization associated with an estimate of the acquired intangible assets, (ii) interest expense associated with debt used to fund a portion of the acquisition and reduced interest income associated with cash used to fund a portion of the acquisition, (iii) the impact of certain fair value adjustments such as additional depreciation expense for adjustments to property, plant and equipment and reduction to interest expense for adjustments to debt, and (iv) costs directly related to acquiring InfrastruX. The pro forma results do not include any potential synergies, cost savings or other expected benefits of the acquisition. Accordingly, the pro forma results should not be considered indicative of the results that would have occurred if the acquisition and related borrowings had been consummated as of January 1, 2009, or January 1, 2010, nor are they indicative of future results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$408,792	$401,410	$1,102,333	$1,536,606
Net income (loss) attributable to Company shareholders	$35,986	$(8,108)	$12,008	$764
Basic net income (loss) per share	$0.77	$(0.17)	$0.29	$0.02
Diluted net income (loss) per share	$0.71	$(0.17)	$0.29	$0.02

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
4. Accounts Receivable
Accounts receivable, net as of September 30, 2010 and December 31, 2009 is comprised of the following:

	September 30,	December 31,
	2010	2009

Trade	$284,569	$105,858
Unbilled revenue	61,092	18,314
Contract retention	21,773	38,357
Other receivables	1,280	1,867

Total accounts receivable	368,714	164,396
Less: allowance for doubtful accounts	(2,326)	(1,936)

Total accounts receivable, net	$366,388	$162,460

The Company expects all accounts receivable to be collected within one year. The provision for bad debts included in “General and administrative” expenses in the Consolidated Statements of Income was $630 and $664 for the nine months ended September 30, 2010 and year ended December 31, 2009, respectively.
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
Contract cost and recognized income not yet billed and related amounts billed as of September 30, 2010 and December 31, 2009 was as follows:

	September 30,	December 31,
	2010	2009

Cost incurred on contracts in progress	$983,639	$1,113,712
Recognized income	207,266	161,398

	1,190,905	1,275,110
Progress billings and advance payments	(1,175,978)	(1,241,437)

	$14,927	$33,673

Contract cost and recognized income not yet billed	$32,986	$45,009
Contract billings in excess of cost and recognized income	(18,059)	(11,336)

	$14,927	$33,673

Contract cost and recognized income not yet billed includes $13,556 and $1,551 at September 30, 2010, and December 31, 2009, respectively, on completed contracts.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
6. Property, Plant and Equipment
Property, plant and equipment, at cost, which are used to secure debt or are subject to lien, as of September 30, 2010 and December 31, 2009 were as follows:

	September 30,	December 31,
	2010	2009

Construction equipment	$175,562	$140,157
Furniture and equipment	50,566	44,119
Land and buildings	41,999	36,278
Transportation equipment	149,238	32,264
Leasehold improvements	17,718	16,221
Aircraft	7,410	7,410
Marine equipment	120	120

Total property, plant and equipment	442,613	276,569
Less: accumulated depreciation	(170,107)	(143,690)

Total property, plant and equipment, net	$272,506	$132,879

Amounts above include $7,138 and $4,401 of construction in progress as of September 30, 2010 and December 31, 2009, respectively. Depreciation expense included in operating expense for the nine months ended September 30, 2010 and the year ended December 31, 2009 was $30,548 and $34,345, respectively.
7. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2010, by business segment, are detailed below:

		Impairment
Upstream Oil & Gas	Goodwill	Reserves	Total, Net
Balance as of January 1, 2009	$11,142	$—	$11,142
Goodwill from acquisitions	—	—	—
Purchase price adjustments	—	—	—
Impairment losses	—	—	—
Translation adjustments and other	1,496	—	1,496

Balance as of December 31, 2009	12,638	—	12,638
Goodwill from acquisitions	—	—	—
Purchase price adjustments	—	—	—
Impairment losses	—	—	—
Translation adjustments and other	207	—	207

Balance as of September 30, 2010	$12,845	$—	$12,845

		Impairment
Downstream Oil & Gas	Goodwill	Reserves	Total, Net
Balance as of January 1, 2009	$131,518	$(62,295)	$69,223
Goodwill from acquisitions	3,600	—	3,600
Purchase price adjustments	299	—	299
Impairment losses	—	—	—
Translation adjustments and other	15	—	15

Balance as of December 31, 2009	135,432	(62,295)	73,137
Goodwill from acquisitions	—	—	—
Purchase price adjustments	617	—	617
Impairment losses	—	(12,000)	(12,000)
Translation adjustments and other	—	—	—

Balance as of September 30, 2010	$136,049	$(74,295)	$61,754

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
7. Goodwill and Other Intangible Assets (continued)

		Impairment
Utility T&D	Goodwill	Reserves	Total, Net
Balance as of July 1, 2010	$184,376	$—	$184,376
Purchase price adjustments	—	—	—
Impairment losses	—	—	—
Translation adjustments and other	—	—	—

Balance as of September 30, 2010	$184,376	$—	$184,376

According to accounting standards for goodwill, goodwill and other intangibles are required to be evaluated whenever indicators of impairment exist and at least annually. The Company conducts its annual evaluations during the fourth quarter. The standard requires a two-step process be performed to analyze whether or not goodwill has been impaired. The first step of this test, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount. The second step, if necessary, measures the amount of the impairment. Goodwill and other purchased intangible assets are included in the identifiable assets of the segment to which they have been assigned.
During the third quarter, in connection with the completion of the preliminary forecast for 2011, it became evident that a goodwill impairment at Downstream Oil & Gas was probable. As a result, a preliminary step one analysis for that segment was performed. Using a discounted cash flow analysis supported by comparative market multiples to determine the fair value of the segment versus its carrying value, a range of likely impairment was generated. The low end of this range was approximately $12,000. Accordingly, the Company recorded an impairment charge of $12,000 during the third quarter of 2010.
The third quarter charge was driven by reduced demand for services resulting from the current low level of both capital and maintenance spending in the refining industry, which has fostered a highly competitive environment, resulting in significantly decreased margins. The Company expects to conclude the second step of the impairment test during the fourth quarter of 2010. This may result in further impairment.
The changes in the carrying amounts of intangible assets for the nine months ended September 30, 2010 are detailed below:

	Customer	Trademark /	Non-compete
	Relationships	Tradename	Agreements	Technology	Total
Balance as of December 31, 2009	$34,547	$1,235	$990	$—	$36,772
Additions	152,890	12,700	—	5,200	170,790
Amortization	(5,116)	(415)	(165)	(130)	(5,826)

Balance as of September 30, 2010	$182,321	$13,520	$825	$5,070	$201,736

Weighted Average Remaining Amortization Period	13.6 yrs	9.7 yrs	3.8 yrs	9.8 yrs

Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 15 years.
Amortization expense included in net income for the three and nine months ended September 30, 2010 was $3,921 and $5,826, respectively. Estimated amortization expense for the remainder of 2010 and each of the subsequent five years and thereafter is as follows:

Fiscal year:
2010	$3,948
2011	15,793
2012	15,793
2013	15,793
2014	15,683
2015	15,573
Thereafter	119,153

Total amortization	$201,736

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
8. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities as of September 30, 2010 and December 31, 2009 were as follows:

	September 30,	December 31,
	2010	2009

Trade accounts payable	$86,470	$48,302
Payroll and payroll liabilities	26,656	23,037
Provision for loss contract costs	420	1,062
Other accrued liabilities	79,027	9,420

Total accounts payable and accrued liabilities	$192,573	$81,821

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
On May 24, 2010 and May 27, 2010, the Company made its third installment payments in the amounts of $4,000 and $2,575, plus post judgment interest, to the DOJ and SEC, respectively. The remaining aggregate obligation of $6,575 has been classified on the Consolidated Balance Sheets as “Current portion of government obligations.” This amount is based on payment terms that provide for one remaining equal installment of $2,575 and $4,000 to the SEC and DOJ, respectively, in 2011.
10. Long-term Debt
Long-term debt as of September 30, 2010 and December 31, 2009 was as follows:

	September 30,	December 31,
	2010	2009

Capital lease obligations	$15,975	$16,516
Term loan	282,904	—
2.75% convertible senior notes, net	58,006	56,071
6.5% senior convertible notes, net	31,895	31,450
Other obligations	2,333	—

Total long-term debt	391,113	104,037
Less: current portion	(106,000)	(37,274)

Long-term debt, net	$285,113	$66,763

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
10. Long-term Debt (continued)
2010 Credit Facility
The Company entered into a new credit agreement dated June 30, 2010 (the “2010 Credit Agreement”), among Willbros United States Holdings, Inc. (“WUSH”), a subsidiary of the Company (formerly known as Willbros USA, Inc.) as borrower, the Company and certain of its subsidiaries, as Guarantors, the lenders from time to time party thereto (the “Lenders”), Crédit Agricole Corporate and Investment Bank (“Crédit Agricole”), as Administrative Agent, Collateral Agent, Issuing Bank, Revolving Credit Facility Sole Lead Arranger, Sole Bookrunner and participating Lender, UBS Securities LLC (“UBS”), as Syndication Agent, Natixis, The Bank of Nova Scotia and Capital One, N.A., as Co-Documentation Agents, and Crédit Agricole and UBS as Term Loan Facility Joint Lead Arrangers and Joint Bookrunners. The new 2010 Credit Agreement consists of a four year, $300,000 term loan facility (“Term Loan”) maturing in July 2014 and a three year revolving credit facility of $175,000 maturing in July 2013 (the “2010 Credit Facility”) and replaced the Company’s existing three-year $150,000 senior secured credit facility, which was scheduled to expire in November 2010. The proceeds from the Term Loan were used to pay part of the cash portion of the merger consideration payable in connection with the Company’s acquisition of InfrastruX.
The initial aggregate amount of commitments for the revolving credit facility totaled $175,000, including an accordion feature enabling the Company to increase the size of the facility by an incremental $75,000 if it is in compliance with certain terms of the 2010 Credit Facility. The revolving credit facility is available for letters of credit and for revolving loans, which may be used for working capital and general corporate purposes. During an interim period ending on either September 30, 2010, if the Company is in compliance with end of 2010 leverage ratio requirements, or December 31, 2010 (the “Interim Period”), the revolving credit facility has a sublimit of $31,500 for revolving loans, with the proceeds thereof to be used only to pay the purchase price on the Company’s 6.5% Senior Convertible Notes (the “6.5% Notes”) due 2012, as a result of any holder thereof exercising its right to require the Company to purchase such notes. Thereafter, the revolving credit facility will have a sublimit of $150,000 for revolving loans.
The Company is able to utilize 100 percent of the revolving credit facility to obtain letters of credit, including during the Interim Period. As of September 30 2010, the Company had not borrowed any funds under the revolving credit facility.
Interest payable under the 2010 Credit Agreement is determined by the loan type. Base rate loans require annual interest payments equal to the adjusted base rate plus the applicable margin for base rate loans. The adjusted base rate is equal to the highest of (a) the Prime Rate in effect for such day, (b) the sum of the Federal Funds Effective Rate in effect for such day plus 1/2 of 1.0% per annum, (c) the sum of the Prime, London Inter-Bank Offered Rate (“LIBOR”) or Eurocurrency Rate in effect for such day with a maturity of one month plus 1.0% per annum and (d) with respect to Term Loans only is 3.0% per annum. The applicable margin for base rate loans is 6.50% per annum for Term Loans and 3.25% per annum for revolving advances during the Interim Period or following the Interim Period, a fixed margin based on the Company’s leverage ratio. Eurocurrency rate loans require annual interest payments equal to the Eurocurrency Rate plus the applicable margin for Eurocurrency rate loans. The Eurocurrency Rate is equal to the LIBOR rate in effect for such day, subject to a 2.0% floor for Term Loans only. The applicable margin for Eurocurrency rate loans is 7.50% per annum for Term Loans and 4.25% per annum for revolving advances during the Interim Period or following the Interim Period, a fixed margin based on the Company’s leverage ratio. As of September 30, 2010, the interest rate on the Term Loan (currently a Eurocurrency rate loan) was 9.5%. Interest payments on the Eurocurrency rate loans are payable in arrears on the last day of such interest period, and, in the case of interest periods of greater than three months, on each business day which occurs at three month intervals from the first day of such interest period. Interest payments on base rate loans are payable quarterly in arrears on the last business day of each calendar quarter. Additionally, the Company is required under the terms of the 2010 Credit Agreement to maintain in effect, one or more hedging arrangements to fix or otherwise limit the interest cost with respect to at least 50 percent of the aggregate outstanding principal amount of the Term Loan.
The Term Loan was issued at a discount such that the funded portion was equal to 94 percent of the principal amount of the Term Loan. Accordingly, the Company recognized an $18,000 discount on the Term Loan that is being amortized over the four-year term of the Term Loan.
The 2010 Credit Facility is secured by substantially all of the assets of WUSH, the Company and the other Guarantors. The 2010 Credit Agreement prohibits the Company from paying cash dividends on its common stock.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
10. Long-term Debt (continued)
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
A default under the 2010 Credit Agreement may be triggered by events such as a failure to comply with financial covenants or other covenants under the 2010 Credit Agreement, a failure to make payments when due under the 2010 Credit Agreement, a failure to make payments when due in respect of, or a failure to perform obligations relating to, debt obligations in excess of $15,000, a change of control of the Company and certain insolvency proceedings. A default under the 2010 Credit Agreement would permit Crédit Agricole and the Lenders to terminate their commitment to make cash advances or issue letters of credit, require the immediate repayment of any outstanding cash advances with interest and require the cash collateralization of outstanding letter of credit obligations. As of September 30, the Company was in compliance with all covenants under this Agreement.
Incurred unamortized debt issue costs associated with the creation of the 2010 Credit Agreement are $16,384. These debt issue costs are included in “Other assets” at September 30, 2010. These costs will be amortized to interest expense over the three and four-year terms of the revolving credit facility and Term Loan, respectively.
2007 Credit Facility
On November 20, 2007, the Company entered into a credit agreement (the “Credit Agreement”), among WUSH as borrower, the Company and certain of its subsidiaries as guarantors (collectively, the “Loan Parties”), and a group of lenders (the “Lenders”) led by Calyon New York Branch (“Calyon”). The Credit Agreement provided for a three-year senior secured $150,000 revolving credit facility maturing in November 2010 (the “2007 Credit Facility”). The Company was able to utilize 100 percent of the 2007 Credit Facility to obtain performance letters of credit and 33.3 percent (or $50,000) of the facility for cash advances for general corporate purposes and financial letters of credit. The 2007 Credit Facility was secured by substantially all of the assets of the Company, including those of the Loan Parties, as well as a pledge of 100 percent of the equity interests of WUSH and each of the Company’s other material U.S. subsidiaries and 65.0 percent of the equity interests of Willbros Global Holdings, Inc. On July 1, 2010, the 2007 Credit Facility was terminated in connection with the acquisition of InfrastruX and replaced with the new 2010 Credit Agreement.
6.5% Senior Convertible Notes
In December 2005, the Company completed a private placement of $65,000 aggregate principal amount of its 6.5% Notes, pursuant to a purchase agreement (the “Purchase Agreement”). During the first quarter of 2006, the initial purchasers of the 6.5% Notes exercised their options to purchase an additional $19,500 aggregate principal amount of the 6.5% Notes. The primary offering and the purchase option of the 6.5% Notes totaled $84,500.
The 6.5% Notes are governed by an indenture by and among the Company, as issuer, WUSH, as guarantor, and Bank of Texas, N.A. (as successor to the original trustee), as Trustee (the “Indenture”), and were issued under the Purchase Agreement by and among the Company and the initial purchasers of the 6.5% Notes (the “Purchasers”), in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. The 6.5% Notes are convertible into shares of the Company’s common stock at a conversion rate of 56.9606 shares of common stock per $1,000 principal amount of notes representing a conversion price of approximately $17.56 per share. If all notes had been converted to common stock at September 30, 2010, 1,825,587 shares would have been issuable based on the principal amount of the 6.5% Notes which remain outstanding, subject to adjustment in certain circumstances. The 6.5% Notes are general senior unsecured obligations. Interest is due semi-annually on June 15 and December 15.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
10. Long-term Debt (continued)
The 6.5% Notes mature on December 15, 2012 unless the notes are repurchased or converted earlier. The Company does not have the right to redeem the 6.5% Notes prior to maturity. Upon maturity, the principal amount plus the accrued interest through the day prior to the maturity date is payable only in cash. The holders of the 6.5% Notes have the right to require the Company to purchase the 6.5% Notes for cash, including unpaid interest, on December 15, 2010. The holders of the 6.5% Notes also have the right to require the Company to purchase the 6.5% Notes for cash upon the occurrence of a fundamental change, as defined in the Indenture. In addition to the amounts described above, the Company will be required to pay a “make-whole premium” to the holders of the 6.5% Notes who elect to convert their notes into the Company’s common stock in connection with a fundamental change. The make-whole premium is payable in additional shares of common stock and is calculated based on a formula with the premium ranging from 0.0 percent to 28.0 percent depending on when the fundamental change occurs and the price of the Company’s stock at the time the fundamental change occurs. Based on the uncertainty surrounding the future economic conditions, the Company is unable to estimate the number or probability of future repurchases of the 6.5% Notes on December 15, 2010. As such, all $31,450 (net of $600 bond discount) and $31,895 (net of $155 bond discount) has been classified as short-term and included within “Notes payable and current portion of other long-term debt” on the Consolidated Balance Sheet at December 31, 2009 and September 30, 2010, respectively.
Upon conversion of the 6.5% Notes, the Company has the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and shares of its common stock. Under the Indenture, the Company is required to notify holders of the 6.5% Notes of its method for settling the principal amount of the 6.5% Notes upon conversion. This notification, once provided, is irrevocable and legally binding upon the Company with regard to any conversion of the 6.5% Notes. On March 21, 2006, the Company notified holders of the 6.5% Notes of its election to satisfy its conversion obligation with respect to the principal amount of any 6.5% Notes surrendered for conversion by paying the holders of such surrendered 6.5% Notes 100 percent of the principal conversion obligation in the form of common stock of the Company. Until the 6.5% Notes are surrendered for conversion, the Company will not be required to notify holders of its method for settling the excess amount of the conversion obligation relating to the amount of the conversion value above the principal amount, if any. In the event of a payment default or other default which results in acceleration on any credit agreement of $10,000 or more, including the 2010 Credit Facility and the 2.75% Convertible Senior Notes (the “2.75% Notes”), a corresponding event of default would result under the 6.5% Notes.
A covenant in the indenture for the 6.5% Notes prohibits the Company from incurring any additional indebtedness if its consolidated leverage ratio exceeds 4.00 to 1.00. As of September 30, 2010, this covenant would not have precluded the Company from borrowing under the 2010 Credit Facility.
On March 10, 2010, the Company entered into Consent Agreements (the “Consent Agreements”) with Highbridge International LLC, Whitebox Combined Partners, LP, Whitebox Convertible Arbitrage Partners, LP, IAM Mini-Fund 14 Limited, HFR Combined Master Trust and Wolverine Convertible Arbitrage Trading Limited (the “Consenting Holders”), who collectively held a majority of the $32,050 in aggregate principal amount outstanding of the 6.5% Notes. Pursuant to the Consent Agreements, the Consenting Holders consented to modifications and amendments to the Indenture substantially in the form and substance set forth in a third supplemental indenture (the “Third Supplemental Indenture”) to the indenture for the 6.5% Notes. The Third Supplemental Indenture initially provided, among other things, for an amendment to Section 6.13 of the Indenture so that certain restrictions on the Company’s ability to incur indebtedness would not be applicable to the borrowing by the Company of an amount not to exceed $300,000 under a new credit facility to be entered into in connection with the acquisition of InfrastruX.
On May 10, 2010, the Company entered into an Amendment to Consent Agreement (the “Amendment”) with the Consenting Holders. Pursuant to the Amendment, the Consenting Holders consented to modifications to the Third Supplemental Indenture to clarify that certain restrictions on the Company’s ability to incur indebtedness would not be applicable to certain borrowings by the Company to acquire InfrastruX regardless of whether the borrowing consisted of a term loan under a new credit agreement, a new series of notes or bonds or a combination thereof.

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

	September 30,	December 31,
	2010	2009
Principal amount of 6.5% Notes	$32,050	$32,050
Unamortized discount	(155)	(600)

Net carrying amount	$31,895	$31,450

Additional paid-in capital	$3,131	$3,131

At September 30, 2010, the unamortized discount had a remaining recognition period of approximately 3 months.
The amount of interest expense recognized and the effective interest rate for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Contractual coupon interest	$521	$521	$1,562	$1,562
Amortization of discount	151	139	445	409

Interest expense	$672	$660	$2,007	$1,971

Effective interest rate	8.46%	8.46%	8.46%	8.46%
2.75% Convertible Senior Notes
In 2004, the Company completed a primary offering of $60,000 of the 2.75% Notes. Also, in 2004, the initial purchasers of the 2.75% Notes exercised their option to purchase an additional $10,000 aggregate principal amount of the 2.75% Notes. The primary offering and purchase option of the 2.75% Notes totaled $70,000. The 2.75% Notes are general senior unsecured obligations. Interest is paid semi-annually on March 15 and September 15. The 2.75% Notes mature on March 15, 2024 unless the notes are repurchased, redeemed or converted earlier. Upon maturity, the principal amount plus the accrued interest through the day prior to the maturity date is payable only in cash. The indenture for the 2.75% Notes originally provided that the Company could redeem the 2.75% Notes for cash on or after March 15, 2011, at 100 percent of the principal amount of the notes plus accrued interest. An indenture amendment, as described more fully below, delayed the redemption date two years to March 15, 2013. The holders of the 2.75% Notes have the right to require the Company to purchase the 2.75% Notes, including unpaid interest, on March 15, 2011, 2014, and 2019 or upon a change of control related event. On March 15, 2014 and 2019, the Company has the option of providing its common stock in lieu of cash, or a combination of common stock and cash to fund purchases. Based on the uncertainty surrounding the future economic conditions, the Company is unable to estimate the probability of future repurchases of the 2.75% Notes on March 15, 2011. Accordingly, all $58,006 (net of $1,351 bond discount) has been classified as short-term and included within “Notes payable and current portion of other long-term debt” on the Consolidated Balance Sheet at September 30, 2010.
Accrued interest on the notes on all three put dates can only be paid in cash. Upon the occurrence of a fundamental change, as defined by the Indenture, the holders of the 2.75% Notes have the right to require the Company to purchase the 2.75% Notes for cash, in addition to a “make-whole premium” that is payable in cash or in additional shares of common stock. The holders of the 2.75% Notes may, under certain circumstances, convert the notes into shares of the Company’s common stock at an initial conversion ratio of 51.3611 shares of common stock per $1,000.00 principal amount of notes representing a conversion price of approximately $19.47 per share and resulting in 3,048,641 shares at September 30, 2010 based on the principal amount of the 2.75% Notes which remain outstanding, subject to adjustment in certain circumstances. The notes will be convertible only upon the occurrence of certain specified events including, but not limited to, if, at certain times, the closing sale price of the Company’s common stock exceeds 120.0 percent of the then current conversion price, or $23.36 per share, based on the initial conversion price. In the event of a default under any Company credit agreement other than the indenture covering the 2.75% Notes, (1) in which the Company fails to pay principal or interest on indebtedness with an aggregate principal balance of $10,000 or more; or (2) in which indebtedness with a principal balance of $10,000 or more is accelerated, an event of default would result under the 2.75% Notes.

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

	September 30,	December 31,
	2010	2009
Principal amount of 2.75% Notes	$59,357	$59,357
Unamortized discount	(1,351)	(3,286)

Net carrying amount	$58,006	$56,071

Additional paid-in capital	$14,235	$14,235

At September 30, 2010, the unamortized discount had a remaining recognition period of approximately 6 months.
The amount of interest expense recognized and the effective interest rate for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Contractual coupon interest	$408	$408	$1,224	$1,224
Amortization of discount	657	610	1,935	1,797

Interest expense	$1,065	$1,018	$3,159	$3,021

Effective interest rate	7.40%	7.40%	7.40%	7.40%
Capital Leases
The Company has entered into multiple capital lease agreements to acquire various units of construction equipment which have a weighted average 5.9 percent interest rate. Assets held under capital leases at September 30, 2010 and December 31, 2009 are summarized below:

	September 30,	December 31,
	2010	2009

Construction equipment	$19,002	$23,475
Auto, trucks and trailers	6,739	1,895
Furniture and equipment	1,881	1,911

Total assets held under capital lease	27,622	27,281
Less: accumulated depreciation	(7,992)	(9,800)

Net assets under capital lease	$19,630	$17,481

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
10. Long-term Debt (continued)
The following are the minimum lease payments for assets financed under capital lease arrangements as of September, 2010:

Fiscal year:
2010	$4,061
2011	5,487
2012	6,438
2013	1,073
2014	49
Thereafter	—

Total minimum lease payments under capital lease obligations	17,108
Less: future interest expense	(1,133)

Net minimum lease payments under capital leases obligations	15,975
Less: current portion of net minimum lease payments	(7,248)

Long-term net minimum lease payments	$8,727

11. Retirement Benefits
The Company has defined contribution plans that are funded by participating employee contributions and the Company. The Company matches employee contributions, up to a maximum of four percent of salary, in the form of cash. The Company match was suspended in May 2009 through December 2009 for all U.S. based plans and was reinstated in January 2010. Company contributions for the plans were $2,458 and $1,372 as of September 30, 2010 and 2009, respectively.
In connection with the Company’s acquisition of InfrastruX, the Company is subject to additional collective bargaining agreements with various unions. As a result, the Company participates with other companies in the unions’ multi-employer pension and other postretirement benefit plans. These plans cover all employees who are members of such unions. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multi-employer plan in the event of the employer’s withdrawal from, or upon termination of, such plan. The Company has no intention to withdraw from these plans. The plans do not maintain information on the net assets and actuarial present value of the plans’ unfunded vested benefits allocable to the Company, and the amounts, if any, for which the Company may be contingently liable, are not ascertainable at this time. Contributions to all union multi-employer pension and other postretirement plans by the Company were $13,147 and $5,340 as of September 30, 2010 and 2009.
12. Income Taxes
For the three months ended September 30, 2010, the Company recorded income tax expense based on actual results rather than using a projected effective tax rate for the year. This was due in part to contingent events occurring in the third quarter of 2010, such as deal costs incurred in connection with the acquisition of InfrastruX, release of contingent earnout liability, goodwill impairment and the vesting of stock based compensation that had a significant impact on income tax expense.
In the third quarter of 2010, the total income tax benefit of $2,687 includes a $299 write-off of deferred tax assets related to tax benefits previously recorded under Accounting Standard Codification (“ASC”) 718 — Stock Compensation that will no longer be realized and $3,453 of deal costs that received no tax benefit. There was no tax expense required to be recorded in connection with the $45,340 release of the contingent earnout liability.
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
13. Stockholders’ Equity (continued)
The number of shares authorized for issuance under the 2006 Director Plan was increased in 2008 to 250,000 by stockholder approval.
On May 26, 2010, the Company established the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (“2010 Plan”) with 2,100,000 shares of common stock authorized for issuance to provide for awards to key employees of the Company. All future grants of stock awards to key employees will be made through the 2010 Plan. On May 26, 2010, the 1996 Plan was frozen, with the exception of normal vesting, forfeiture and other activity associated with awards previously granted under the 1996 Plan. At September 30, 2010, the 2010 plan had 1,968,392 shares available for grant.
Restricted stock and restricted stock rights, also described collectively as restricted stock units (“RSU’s”) and options granted to employees vest generally over a three to four year period. Options granted under the Director Plan are fully vested. Restricted stock and restricted stock rights granted under the 2006 Director Plan vest one year after the date of grant. At September 30, 2010, the 2006 Director Plan had 121,711 shares available for grant. Certain provisions allow for accelerated vesting based on increases of share prices and on eligible retirement. Compensation expense of $504 and $2,072, for the nine months ended September 30, 2010 and 2009, respectively, and $223 and $39, for the three months ended September 30, 2010 and 2009, respectively, was recognized due to accelerated vesting of RSU’s due to retirements and separation from the Company.
Share-based compensation related to RSU’s is recorded based on the Company’s stock price as of the grant date. Expense from both stock options and RSU’s totaled $1,911 and $2,371, for the three months ended September 30, 2010 and 2009, respectively, and $6,489 and $9,321, for the nine months ended September 30, 2010 and 2009, respectively.
The Company determines the fair value of stock options as of its grant date using the Black-Scholes valuation method. No options were granted during the three or nine months ended September 30, 2010 and 2009. Stock option activity for the nine months ended September 30, 2010 consists of:

	Number of	Weighted Average
	Options	Exercise Price

Outstanding at January 1, 2010	257,750	$15.91
Granted	—	—
Exercised	—	—
Forfeited, expired and other	(30,000)	20.65

Outstanding at September 30, 2010	227,750	$15.28

Exercisable at September 30, 2010	195,250	$14.84

As of September 30, 2010, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $96 and $96, respectively. The weighted average remaining contractual term of outstanding options is 4.54 years and the weighted average remaining contractual term of the exercisable options is 4.37 years at September 30, 2010. The total intrinsic value of options exercised during the nine months ended September 30, 2010 and 2009 was $0 and $71, respectively.
The total fair value of options vested during the three and nine months ended September 30, 2010 and 2009 was $0 and $0, respectively.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
13. Stockholders’ Equity (continued)
The Company’s non-vested options at September 30, 2010 and the changes in non-vested options during the nine months ended September 30, 2010 are as follows:

		Weighted
		Average Grant-
	Shares	Date Fair Value

Nonvested, January 1, 2010	37,500	$7.23
Granted	—	—
Vested	—	—
Forfeited or expired	(5,000)	9.69

Nonvested, September 30, 2010	32,500	$6.85

The Company’s RSU activity and related information for the nine months ended September 30, 2010 consists of:

		Weighted
	Number of	Average Grant-
	RSU’s	Date Fair Value

Outstanding at January 1, 2010	859,248	$22.38
Granted	549,849	11.83
Vested	(325,644)	22.74
Forfeited	(18,500)	22.21

Outstanding September 30, 2010	1,064,953	$16.81

The total fair value of RSU’s vested during the nine months ended September 30, 2010 and 2009 was $7,406 and $9,174, respectively.
As of September 30, 2010, there was a total of $9,933 of unrecognized compensation cost, net of estimated forfeitures, related to all non-vested share-based compensation arrangements granted under the Company’s stock ownership plans. That cost is expected to be recognized over a weighted-average period of 1.2 years.
Warrants to Purchase Common Stock
On October 27, 2006, the Company completed a private placement of equity to certain accredited investors pursuant to which the Company issued and sold 3,722,360 shares of the Company’s common stock resulting in net proceeds of $48,748. In conjunction with the private placement, the Company also issued warrants to purchase an additional 558,354 shares of the Company’s common stock. Each warrant is exercisable, in whole or in part, until 60 months from the date of issuance. A warrant holder may elect to exercise the warrant by delivery of payment to the Company at the exercise price of $19.03 per share, or pursuant to a cashless exercise as provided in the warrant agreement. The fair value of the warrants was $3,423 on the date of the grant, as calculated using the Black-Scholes option-pricing model. There were 536,925 warrants outstanding at September 30, 2010 and 2009, respectively.
14. Income (Loss) Per Share
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
14. Income (Loss) Per Share (continued)
Basic and diluted income (loss) from continuing operations per common share for the three and nine months ended September 30, 2010 and 2009 are computed as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Income from continuing operations	$36,279	$2,055	$32,959	$29,121
Less: Income attributable to noncontrolling interest	(293)	(372)	(902)	(1,543)

Net income from continuing operations attributable to Willbros Group, Inc. (numerator for basic calculation)	35,986	1,683	32,057	27,578
Add: Interest and debt issuance costs associated with convertible notes	1,246	—	2,108	—

Net income from continuing operations applicable to common shares (numerator for diluted calculation)	$37,232	$1,683	$34,165	$27,578

Weighted average number of common shares outstanding for basic income per share	46,997,431	38,721,586	41,651,994	38,656,656

Weighted average number of potentially dilutive common shares outstanding	5,156,598	197,347	3,238,011	160,755

Weighted average number of common shares outstanding for diluted income per share	52,154,029	38,918,933	44,890,005	38,817,411

Income per common share from continuing operations:

Basic	$0.77	$0.04	$0.77	$0.71

Diluted	$0.71	$0.04	$0.76	$0.71

The Company has excluded shares potentially issuable under the terms of use of the securities listed below from the computation of diluted income (loss) per share, as the effect would be anti-dilutive:

	Three Months
	Ended September 30,
	2010	2009

2.75% Convertible Senior Notes	—	3,048,641
6.5% Senior Convertible Notes	—	1,825,587
Stock options	187,860	207,750
Warrants to purchase common stock	536,925	536,925

	724,785	5,618,903

In accordance with the FASB’s standard on earnings per share — contingently convertible instruments, the shares issuable upon conversion of the convertible notes are considered to be dilutive regardless of whether the Company’s stock price was greater than or equal to the conversion prices of $17.56 and $19.47. However, these securities are only dilutive to the extent that interest per weighted average convertible share does not exceed basic earnings per share. For the three months ended September 30, 2010, the related interest per convertible share associated with the 2.75% Convertible Senior Notes and the 6.5% Senior Convertible Note did not exceed basic earnings per share for the current period. As such, those shares have been included in the computation of diluted earnings per share.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
15. Segment Information
The Company’s segments are strategic business units that are defined by the industry segments served and are managed separately as each has different operational requirements and strategies. Prior to the InfrastruX acquisition, the Company operated through two business segments: Upstream Oil & Gas and Downstream Oil & Gas. These segments operate primarily in the United States, Canada, and Oman. On July 1, 2010, the Company closed on the acquisition of InfrastruX. InfrastruX is a provider of electric power and natural gas transmission and distribution maintenance and construction solutions to customers from their regional operating centers in the South Central, Midwest and East Coast regions of the United States. This acquisition significantly diversifies the Company’s capabilities and end markets. InfrastruX has been designated as a newly established segment: Utility T&D. Management evaluates the performance of each operating segment based on operating income. Corporate operations include the executive management, general, administrative, and financing functions of the organization. The costs to provide these services are allocated, as are certain other corporate assets, among the three operating segments. There were no material inter-segment revenues in the periods presented.
At the beginning of the third quarter of 2009, the Company acquired the engineering business of Wink Companies, LLC (“Wink”). In anticipation of this acquisition, in the second quarter of 2009, the Company redefined its business segments from Engineering, Upstream Oil & Gas and Downstream Oil & Gas to two segments by integrating the existing Engineering segment into the Upstream Oil & Gas segment and Wink into the Downstream Oil & Gas segment. The Company believes the inclusion of engineering services within each segment improves internal connectivity by providing dedicated, specialized engineering services to both the upstream and downstream markets. Additionally, in the third quarter of 2009, the Company’s compressor/pump station construction business that was previously included in the Downstream Oil & Gas segment was moved to the Upstream Oil & Gas segment. The financial results for this business have been reclassified for all periods presented here into the Upstream Oil & Gas segment.
The following tables reflect the Company’s reconciliation of segment operating results to net income (loss) in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009:
For the three months ended September 30, 2010:

	Upstream	Downstream
	Oil & Gas	Oil & Gas	Utility T&D	Consolidated
Revenue	$169,749	$80,870	$158,173	$408,792
Operating expenses	142,769	80,476	174,190	397,435
Goodwill impairment	—	12,000	—	12,000
Changes in fair value of contingent earnout liability	—	—	—	(45,340)

Operating income (loss)	$26,980	$(11,606)	$(16,017)	44,697

Other expense				(11,105)
Benefit from income taxes				(2,687)

Income from continuing operations				36,279
Loss from discontinued operations net of provision for income taxes				(578)

Income from continuing and discontinued operations				35,701
Less: Income attributable to noncontrolling interest				(293)

Net income attributable to Willbros Group, Inc.				$35,408

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
15. Segment Information (continued)
For the three months ended September 30, 2009:

	Upstream	Downstream
	Oil & Gas	Oil & Gas	Utility T&D	Consolidated
Revenue	$190,172	$57,361	N/A	$247,533
Operating expenses	184,712	59,322	N/A	244,034

Operating income (loss)	$5,460	$(1,961)	N/A	3,499

Other expense				(2,103)
Benefit from income taxes				(659)

Income from continuing operations				2,055
Loss from discontinued operations net of provision for income taxes				(27)

Income from continuing and discontinued operations				2,028
Less: Income attributable to noncontrolling interest				(372)

Net income attributable to Willbros Group, Inc.				$1,656

For the nine months ended September 30, 2010:

	Upstream	Downstream
	Oil & Gas	Oil & Gas	Utility T&D	Consolidated
Revenue	$432,849	$202,895	$158,173	$793,917
Operating expenses	394,900	217,857	174,190	786,947
Goodwill impairment	—	12,000	—	12,000
Changes in fair value of contingent earnout liability	—	—	—	(45,340)

Operating income (loss)	$37,949	$(26,962)	$(16,017)	40,310

Other expense				(12,425)
Benefit from income taxes				(5,074)

Income from continuing operations				32,959
Loss from discontinued operations net of provision for income taxes				(1,324)

Income from continuing and discontinued operations				31,635
Less: Income attributable to noncontrolling interest				(902)

Net income attributable to Willbros Group, Inc.				$30,733

For the nine months ended September 30, 2009:

	Upstream	Downstream Oil
	Oil & Gas	& Gas	Utility T&D	Consolidated

Revenue	$854,066	$211,875	N/A	$1,065,941
Operating expenses	807,086	210,366	N/A	1,017,452

Operating income (loss)	$46,980	$1,509	N/A	48,489

Other expense				(6,111)
Provision for income taxes				13,257

Income from continuing operations				29,121
Loss from discontinued operations net of provision for income taxes				(1,527)

Income from continuing and discontinued operations				27,594
Less: Income attributable to noncontrolling interest				(1,543)

Net income attributable to Willbros Group, Inc.				$26,051

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
15. Segment Information (continued)
Total assets by segment as of September 30, 2010 and December 31, 2009 are presented below:

	September 30,	December 31,
	2010	2009
Upstream Oil & Gas	$292,154	$259,038
Downstream Oil & Gas	180,662	174,512
Utility T&D	706,285	—
Corporate	163,052	294,828

Total assets, continuing operations	$1,342,153	$728,378

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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
16. Contingencies, Commitments and Other Circumstances (continued)
The Company has disputed the validity of the termination for cause and has challenged the contractual procedure followed by TCPL for termination for cause, which allows for a 30 day notification period during which time the Company is granted the opportunity to remedy the alleged default. Despite not being granted this time, the Company agreed in good faith to cooperate with TCPL in an orderly demobilization and handover of the remaining work. As of September 30, 2010, the Company has outstanding receivables related to this project of $71,159 and unapproved change orders for additional work of $3,655 which has not been billed. Additionally, there are claims for additional fees totaling $16,714. It is the Company’s policy not to recognize revenue or income on unapproved change orders or claims until they have been approved. Accordingly, the $3,655 in pending change orders and the $16,714 of claims have been excluded from the Company’s revenue recognition.
If the termination for cause is determined to be valid and enforceable, the Company could be held liable for any damages resulting from the alleged breach of contract, including but not limited to costs incurred by TCPL to hire a replacement contractor to complete the estimated 9% remainder of the work less the cost that the Company would have incurred to perform the same scope of work.
In May and June of 2010, the Company filed liens on the constructed facilities. On June 16, 2010 the Company notified TCPL that the Company intended to exercise its rights to conflict resolution under the contract, and on July 6, 2010, the International Chamber of Commerce received the Company’s request for arbitration. On September 15, 2010, the Company received TCPL’s response to the Notice of Arbitration, which included a counterclaim for damages of $23,000 for the alleged breach of contract. In addition, TCPL has disclaimed its responsibility for payment of the current receivable balance outstanding as of September 30, 2010, the unapproved change orders for additional work, and claims for additional fees.
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
Project claims and audit disputes
Post-contract completion audits and reviews are periodically conducted by clients and/or government entities on certain contracts. As of September 30, 2010, the Company has been notified of claims and audit assertions totaling $16,929. The claims are associated with a single gross maximum price contract. In accordance with the agreements, the Company has continued billing costs beyond the gross maximum price. Any unresolved claims and audit exceptions are first applied against any excess billings. Currently, the Company has excess billings of $12,210. It is the Company’s position that the excess billings are sufficient to cover the assessed risks associated with all outstanding claims. The Company is actively engaged to resolve these disputes. There can be no assurance as to the resolution of these claims and assertions.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
16. Contingencies, Commitments and Other Circumstances (continued)
Legal Proceedings
In addition to the matters discussed above, the Company is party to a number of legal proceedings. Management believes that the nature and number of these proceedings are typical for a firm of similar size engaged in a similar type of business and that none of these proceedings is material to the Company’s financial position. See Note 19 — Discontinuance of Operations, Asset Disposals, and Transition Services Agreement for additional information pertaining to legal proceedings.
Pre-acquisition contingencies
The Company has evaluated and continues to evaluate contingencies relating to the acquisition of InfrastruX that existed as of the acquisition date. The Company has preliminarily determined that certain of these pre-acquisition contingencies are probable in nature and estimable as of the acquisition date and, accordingly, has recorded the best estimates for these contingencies as a part of the purchase price allocation for InfrastruX. The Company continues to gather information for and evaluate substantially all pre-acquisition contingencies that it has assumed from InfrastruX. If the Company makes changes to the amounts recorded or identifies additional pre-acquisition contingencies during the remainder of the measurement period, such amounts recorded will be included in the purchase price allocation during the measurement period and, subsequently, in the results of operations.
Commitments
From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds and financial guarantees. Contracts with the Company’s customers may require the Company to secure letters of credit or surety bonds with regard to the Company’s performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may include contract retention provisions, in which case the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At September 30, 2010, the Company had approximately $9,689 of letters of credit outstanding, all related to continuing operations. Additionally, the Company had $456,306 of primary surety bonds outstanding related to continuing operations. These amounts represent the maximum amount of future payments the Company could be required to make if the letters of credit are drawn upon and claims are made under the surety bonds. As of September 30, 2010, no liability has been recognized for letters of credit and surety bonds.
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
(Unaudited)
16. Contingencies, Commitments and Other Circumstances (continued)
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
17. Fair Value Measurements
ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.
Fair Value Hierarchy
ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value:
Level 1 — Quoted prices in active markets for identical assets or liabilities.
Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities.
Level 3 — Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company measures its financial assets and financial liabilities, specifically its hedging arrangements and contingent earnout liability, at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs as of September 30, 2010:

		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Other
		Identical Assets	Observable	Unobservable
	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Interest rate cap	$3	$—	$3	$—
Liabilities:
Contingent earnout liability	10,000	—	—	10,000
Interest rate swap	711	—	711	—
Contingent earnout liability
In connection with the acquisition of InfrastruX on July 1, 2010, InfrastruX shareholders are eligible to receive earnout payments of up to $125,000 if certain EBITDA targets are met. The earnout payments begin when EBITDA, adjusted for certain items specifically identified within the merger agreement, for the InfrastruX business equals or exceeds:
•	$69,825 in 2010;
•	$80,000 in 2011; or
•	$175,000 for 2010 and 2011 combined (the “Bonus Earnout Amount”).

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
17. Fair Value Measurements (continued)
If earned, the 2010 and 2011 earnout payments and the Bonus Earnout Amount will be paid to former InfrastruX shareholders who qualify as accredited investors as defined by the SEC in a combination of cash and non-convertible, non-voting preferred stock of the Company, pursuant to the terms within the Merger, and to non-accredited former InfrastruX shareholders and former holders of InfrastruX RSUs in the form of cash.
The Company estimated the fair value of the contingent earnout liability based on its probability assessment of InfrastruX’s EBITDA achievements during the earnout period. In developing these estimates, the Company considered its revenue and EBITDA projections, its historical results, and general macro-economic environment and industry trends. This fair value measurement is based on significant revenue and EBITDA inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. The Company’s fair value estimate of this liability was $55,340. Changes in the fair value of the contingent earnout liability subsequent to the acquisition date, including changes arising from events that occurred after the acquisition date, such as changes in the Company’s estimate of revenue achievements, are recognized in earnings in the periods when the estimated fair value changes.
The following table represents a reconciliation of the change in the fair value measurement of the contingent earnout liability for the three months ended September 30, 2010 and 2009:

	Three Months Ended
	September 30,
	2010	2009
Beginning balance	$55,340	$—
Change in fair value of contingent earnout liability included in operating expenses	(45,340)	—

Ending balance	$10,000	$—

During the third quarter of 2010, the Company recorded a $45,340 adjustment to the estimated fair value of the contingent earnout liability. This change in estimated contingent earnout liability to the former InfrastruX shareholders was due to a third quarter decrease in the probability-weighted estimated achievement of EBITDA targets as set forth in the merger agreement. This reduction was driven primarily by the following:
•
Expectations for lower margins on major transmission projects due to (i) a shift in the mix of projects in Texas towards lower margin projects than previously anticipated and (ii) ongoing competition in other regions, particularly the northeast, as the pace of bid activity has been slower than expected in returning to pre-2009 levels;

•
A slower than anticipated rebound in key housing markets continues to pressure work volumes under existing MSAs and the budgets of many of our utility customers, while increasing the competitive pricing on bids for new awards;

•	Reduced expectations for significant storm work, which typically carries a higher margin than our standard MSA work.
In accordance with ASC 805, Business Combinations, the Company reviews the contingent earnout liability on a quarterly basis in order to determine its fair value. Changes in the fair value of the liability are recorded within operating expenses in the period in which the change is made and the liability may increase or decrease on a quarterly basis until the earnout period has concluded.
Hedging Arrangements
The Company attempts to negotiate contracts that provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at September 30, 2010 or December 31, 2009.
Interest Rate Swap
In conjunction with the new credit agreement the Company entered into as of June 30, 2010, the Company is subject to hedging arrangements to fix or otherwise limit the interest cost of the term loans. The Company is subject to interest rate risk on its debt and investment of cash and cash equivalents arising in the normal course of business, as the Company does not engage in speculative trading strategies.
In September 2010, the Company entered into two 18-month forward interest rate swap agreements for a total notional amount of $150,000 in order to hedge changes in the variable rate interest expense of half of the $300,000 Term Loan maturing on June 30, 2014. Under the swap agreement, the Company receives interest at a floating rate of three-month Libor, conditional on three-month Libor exceeding 2 percent (to mirror variable rate interest provisions of the underlying hedged debt), and pays interest at a fixed rate of 2.685 percent, effective March 28, 2012 through June 30, 2014. The swap agreement is designated and qualifies as a cash flow hedging instrument, with the effective portion of the swap’s change in fair value recorded in Other Comprehensive Income (“OCI”). The swap of the variable rate interest is deemed to be a highly effective hedge, and resulted in no gain or loss recorded for hedge ineffectiveness in the consolidated condensed statement of income. Amounts in OCI are reported in interest expense when the hedged interest payments on the underlying debt are recognized. The fair value of the swap agreement was determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
17. Fair Value Measurements (continued)
Interest Rate Caps
In September 2010, the Company entered into two interest rate cap agreements for notional amounts of $75,000 each in order to limit its exposure to an increase of the interest rate above 3 percent, effective September 28, 2010 through March 28, 2012. Total premiums of $98 were paid for the interest rate caps. The cap agreements are designated and qualify as cash flow hedging instruments, with the effective portion of the caps’ change in fair value recorded in OCI. Amounts in OCI and the premiums paid for the caps are reported in interest expense as the hedged interest payments on the underlying debt are recognized. The interest rate caps are deemed to be highly effective, resulting in an immaterial amount of hedge ineffectiveness recorded in the consolidated condensed statement of income. The fair value of the Interest Rate Cap Agreements was determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates. An immaterial amount of OCI relating to the interest rate swap and caps is expected to be recognized in earnings in the coming 12 months.

	Asset Derivatives as of September 30,
	2010		2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Interest rate contracts — caps	Other Assets	$3		$—

Total derivatives		$3		$—

	Liability Derivatives as of September 30,
	2010		2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Interest rate contracts — swaps	Other Long-Term Liabilities	$(711)		$—

Total derivatives		$(711)		$—

For the three and nine months ended September 30,
							Amount of Gain
				Amount of Gain		Location of	or (Loss)
	Amount of Gain or		Location of Gain	or (Loss)		Gain or (Loss)	Recognized in
	(Loss)		or (Loss)	Reclassified from		Recognized in	Income on
Derivatives in ASC	Recognized in		Reclassified from	Accumulated OCI		Income on	Derivative
815 Cash Flow	OCI on Derivative		Accumulated OCI	into Income		Derivative	(Ineffective
Hedging	(Effective Portion)		into Income	(Effective Portion)		(Ineffective	Portion)
Relationships	2010	2009	(Effective Portion)	2010	2009	Portion)	2010	2009
Interest rate contracts	$(805)	$—	Interest Expense	$—	$—	Interest Expense	$(9)	$—

Total	$(805)	$—		$—	$—		$(9)	$—

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
18. Other Charges
During the third quarter of 2010, the Company incurred other charges of $85, primarily consisting of $50 in headcount reduction costs and $36 associated with lease abandonments, which were abandoned in the third quarter of 2009.
Other charges by segment are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Upstream Oil & Gas	$12	$1,554	$331	$6,305
Downstream Oil & Gas	73	864	367	1,902

Total other charges	$85	$2,418	$698	$8,207

Other charges incurred during the three and nine months ended 2009 include $276 and $4,958, respectively, related to headcount reductions within corporate operations and have been allocated to the Company’s business segments based on a percentage of total revenue.
The accrual at September 30, 2010, for carrying costs of the abandoned lease space totaled $935, consisting of $827 in “Other current liabilities” and $108 in “Other long-term liabilities” on the Consolidated Balance Sheets. The Company estimates carrying costs of the abandoned lease space based on an assessment of applicable commercial real estate markets. There may be a significant fluctuation in the estimated costs to the extent the evaluation of the facts, circumstances and expectations change. The principal variables in estimating the carrying costs are the length of time required to sublease the space, the sublease rate and expense for inducements (e.g., rent abatement, tenant improvement allowance) that may be offered to a prospective sublease tenant. While the Company believes this accrual is adequate, it is subject to adjustment as conditions change. The Company will continue to evaluate the adequacy of the accrual and will make the necessary changes to the accrual as conditions warrant.
Activity in the accrual related to other charges for the period ended September 30, 2010 is as follows:

		Non-
		Cancelable
	Employee	Lease and
	Termination	Other
	and Other	Contractual
	Benefits	Obligations	Total

Accrued cost at December 31, 2009	$2,080	$2,325	$4,405
Costs recognized during 2010	538	300	838
Cash payments	(1,399)	(1,537)	(2,936)
Non-cash charges (1)	(281)	(13)	(294)
Change in estimates	—	(140)	(140)

Accrued cost at September 30, 2010	$938	$935	$1,873

(1)	Non-cash charges consist of $281 of accelerated stock-based compensation and $13 of accretion expense.
19. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement
Strategic Decisions
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
19. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement (continued)
Nigeria Assets and Nigeria-Based Operations
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
19. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement (continued)
The Company currently has no employees working in Nigeria and has no intention of returning to Nigeria. If ultimately it is determined by an English Court that WGHI is liable, in whole or in part, for damages that WAPCo may establish against WWAI for WWAI’s alleged non-performance of the WAGP contract, or if WAPCo is able to establish liability against WGHI directly under the parent company guarantee, and, in either case, WGHI is unable to enforce rights under the indemnity agreement entered into with Ascot and Berkeley in connection with the WAGP contract, WGHI may experience substantial losses. However, at this time, the Company cannot predict the outcome of any proceeding which may ensue in this developing WAGP contract dispute, or be certain of the degree to which the indemnity agreement given in WGHI’s favor by Ascot and Berkeley will protect WGHI.
Results of Discontinued Operations
For the three and nine months ended September 30, 2010, loss from Discontinued Operations was $578 and $1,324 or $0.01 and $0.03 per basic and diluted share, respectively. Although the Transition Services Agreement expired on February 7, 2009, the Company continues to incur legal costs related to the previously discussed WAPCo parent company guarantee assertions. For the three and nine months ended September 30, 2009, loss from Discontinued Operations was $27 and $1,527 or $0.00 and $0.04 per basic and diluted share, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In thousands, except share and per share amounts or unless otherwise noted)
The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2010 and 2009, included in Item 1 of this Form 10-Q, and the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2009.
OVERVIEW
Third Quarter of 2010 Summary
In the third quarter of 2010, we generated revenue from continuing operations of $408,792 and income of $35,986, or $0.71 per diluted share. The $161,259 (65.1 percent) increase in revenue as compared to the second quarter of 2010 was primarily attributable to the inclusion of $158,173 of revenue from our new Utility Transmission & Distribution (“Utility T&D”) segment which was acquired on July 1, 2010 from InfrastruX Group, Inc. (“InfrastruX”). The third quarter net income includes a non-cash item of $45,340 resulting from the reduction of a 2011 contingent earnout liability, $45,340 after taxes. The earnout liability was originally calculated as part of the March 11, 2010 agreement to purchase InfrastruX. A second non-cash item, a Downstream Oil & Gas segment $12,000 goodwill impairment, $7,200 after taxes, is also included. Excluding the impact of the $45,340 contingent earnout, the third quarter results were as follows:

	Three Months Ended
	September 30,
	2010	2009
Net income (loss) before special items (1)
Net income, continuing operations	$35,986	$1,683
Change in fair value of contingent earnout	(45,340)	—
Goodwill impairment, net of taxes	7,200	—

Net income (loss), continuing operations before special items	$(2,154)	$1,683

Diluted income (loss) before special items (1)
Continuing operations	$0.71	$0.04
Income (loss) per share before special items	$(0.05)	$0.04

Fully Diluted Shares
Diluted shares as reported	52,154,029	38,918,933
Diluted shares before special items(2)	46,997,431	38,918,933

(1)
Net income (loss), continuing operations before special items, a non-GAAP financial measure, excludes special items that management believes affect the comparison of results for the periods presented. Management also believes results excluding these items are more comparable to estimates provided by securities analysts and therefore are useful in evaluating operational trends of the company and its performance relative to other engineering and construction companies.

(2)	Excluding the special items would result in a net loss from continuing operations, thus reclassifying all shares currently reported as dilutive to anti-dilutive.
The Downstream Oil & Gas and the Upstream Oil & Gas segments had an operating loss of $11,606 and operating income of $26,980, respectively. Excluding the Downstream Oil & Gas segment goodwill impairment, both of these segments showed successive quarter operating income improvements. Utility T&D segment reported a $16,017 operating loss. Approximately one-half of this operating loss is attributable to the July 1, 2010, InfrastruX acquisition deal costs of $7,901, and the remainder of the loss relates to low activity levels and weak margins, primarily in the electric and gas distribution businesses. Combining the operating income/loss of the three segments with the previously referenced non-cash reduction in our contingent earnout liability results in third quarter operating income of $44,697.
Downstream Oil & Gas segment would have reported operating income for the first time in the past five quarters had the segment not taken the $12,000 goodwill impairment. The third quarter operating results improved from the second quarter due to increased levels of maintenance and turnaround activity and cost reduction measures. The recent quarter is encouraging, though the expected increase in higher margin small capital projects was less than expected, with internal forecasts indicating a continuing, though slower than previously expected improvement in the refining sector. Management believes a goodwill impairment will occur when the scheduled December 1 annual goodwill impairment review takes place. Management estimates the impairment at $12,000 and has reflected this charge in the third quarter of 2010. The impairment is subject to finalization when the full goodwill valuation review is completed in the fourth quarter.
In the Upstream Oil & Gas segment, we achieved excellent results in the third quarter, primarily due to high utilization of U.S. resources and excellent execution. Our Upstream Engineering revenue also increased in the third quarter with utilization rates of approximately 90 percent. We view this increased engineering activity as a precursor for more construction opportunities and expect good results in our Upstream Engineering business unit in the fourth quarter. Outside the U.S., we executed additional time and material work in Oman and increased oil sands related activities in Canada for field services, fabrication and our expanded chrome carbide overlay capacity. We also have two significant Canadian pipeline construction projects in backlog extending our visibility through first quarter of 2012. We have begun deploying resources to construct the Williams Energy Canada Boreal Pipeline and construction on the Pembina Pipeline project is scheduled to begin in December with completion expected in mid-2011.

The Utility T&D segment reported an unanticipated earnings shortfall. This operating loss was primarily due to a mix shift in transmission construction revenues associated with the Competitive Renewable Energy Zone (“CREZ”) build out in Texas, resulting in a heavier mix of lower margin work than anticipated. Additionally, work volumes on CREZ projects were lower versus expectations, however, the CREZ initiative is ongoing and the ultimate timing for completion of these projects has not changed. Operating costs as a percentage of revenue were higher as certain resources were retained on jobs in anticipation of an uptick in volumes in the first quarter of 2011. The Utility T&D segment results were also negatively impacted by delays in contract award and notice to proceed on two large projects, including a large solar generation construction project in the Northeast, both of which are now underway. The Utility T&D segment is expected to see growth in its transmission construction business, but ongoing challenges impacting new real estate construction is expected to continue to depress the distribution component of the business. Included in third quarter operating results are $7,901 of transaction expenses associated with the acquisition of InfrastruX.
We entered into a new credit agreement (the “2010 Credit Agreement”) that provides for a $475,000 senior secured credit facility, consisting of a four year, $300,000 term loan facility (“Term Loan”) and a three year revolving credit facility of $175,000 (the “2010 Credit Facility”) as part of the InfrastruX acquisition. Third quarter earnings were negatively impacted by a $9,007 increase in interest expense related to the Term Loan and amortization of debt issuance costs.
Total backlog increased by $608,130 from $433,438 at June 30, 2010 to $1,041,568 at September 30, 2010, driven by the addition of $516,849 in backlog associated with our Utility T&D segment as well as increases in both our Downstream Oil & Gas segment and Upstream Oil & Gas segment of $33,601 and $57,680, respectively. Downstream Oil & Gas segment backlog improvement is mainly attributable to increases in government services, tanks and refinery turnaround work. Upstream Oil & Gas segment continues to realize backlog improvements in Canada and in engineering. The engineering backlog increase is noteworthy as a precursor of an improving Upstream Oil & Gas segment business cycle.
InfrastruX
On July 1, 2010, we completed the acquisition of InfrastruX. InfrastruX is an electric power and natural gas transmission and distribution contractor with service delivery capabilities from regional operating centers based primarily in the South Central, Midwest and East Coast energy corridors. The acquisition is expected to result in increased scale, fostering our strategic objectives for growth, diversity and stability. We believe this acquisition gives Willbros a leadership position in the large U.S. electric transmission and distribution market, for which forecasted capital investment is expected to exceed $56 billion through 2020.
In the short-term, we have experienced unanticipated delays in our transmission work that have resulted in operating losses. We believe these short-term issues will be resolved in the first half of 2011. While weathering these difficult market conditions, we have begun the integration process to capture and further identify business synergies that will improve our going forward results. We are evaluating the creation of a new midstream business built on business units from the Upstream Oil & Gas and Utility T&D segment, combining offices to reduce G&A costs, monetizing idle or underutilized equipment and optimizing our market exposure and service delivery costs.
Continued Cost Containment
We have made significant progress due to our ongoing efforts to improve margins in our Downstream Oil & Gas segment. Recognizing the sustained diminished market opportunities in our Downstream Oil & Gas segment, we have implemented management changes and additional cost reductions to better align the business with the constrained spending and margin pressure evident in maintenance activities and, especially, small capital projects. We expect these changes to result in annual savings of approximately $3,000 in 2011. We continue to monitor our operating expenses and implement cost savings actions as necessary for future efficiencies.
Recent positive market indicators make us cautiously optimistic about the near term and encouraged about the longer term outlook for Willbros. We believe we have advanced our strategy to provide growth and diversify the revenue stream with the completion of the InfrastruX acquisition. As we move into a business environment which places high value on efficiency, we are confident in the organization and its ability to provide safety, quality, schedule certainty and value—based solutions to the global marketplace at competitive prices.
Our Vision
We continue to believe that long-term fundamentals support increasing demand for our services and substantiate our vision for Willbros to be a diversified, global provider of professional engineering, construction and maintenance solutions addressing the entire asset lifecycle of global energy infrastructure.
To accomplish this, we are actively working towards achieving the following objectives:
•	Integrating the InfrastruX acquisition, which we believe advances our desire to diversify our end markets and geographic exposure to better serve clients and mitigate market specific risk;
•
Increasing professional services (project/program management, engineering, design, procurement and logistics) capabilities to minimize cyclicality and risk associated with large capital projects in favor of recurring service work;

•	Positioning Willbros as a service provider and employer of choice;
•	Developing long-term client partnerships and alliances by exceeding performance expectations and focusing team driven sales efforts on key clients; and
•	Establishing industry best practices, particularly for safety and performance.

Our Values
We believe the values we adhere to as an organization shape the relationships and performance of our company. We are committed to strong leadership across the organization to achieve Excellence, Accountability and Compliance in everything we do, based on and guided by our core values of:
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
Stabilize the Revenue Stream with Recurring Services
We believe increasing the level of revenue generated by recurring services will make our business model more predictable and allow us to reduce our dependence on mega-sized large diameter pipeline projects which are more cyclical in nature and allows us to profitably scale our offerings to match the changing market conditions. To that end, we have emphasized our manage and maintain service offering and continue to pursue new alliances with owner/operators of major natural gas transmission and storage facilities, whereby we provide core teams of engineers and project managers having the ability to flex with the engineering and project management needs of the client. Our July 2010 acquisition of InfrastruX also significantly increases our recurring services component through the high level of revenue generated by Master Service Agreements (“MSA’s”), which account for nearly 75 percent of its revenue.
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
•
Focus resources in markets with the highest risk-adjusted return. The majority of our resources are focused on North America as we believe North America continues to offer us significant opportunities with attractive risk-adjusted returns. Opportunities for our expanded service offerings are expected to result from the ongoing development of unconventional gas production in shale gas plays, increased emphasis on the maintenance and integrity of existing infrastructure and facilities, high value-added small capital projects to meet environmental, regulatory and product slate requirements in the refining sector, and new electric infrastructure development opportunities. We will focus on integration and optimization of our complementary service offerings to deliver superior results.

Our operations are currently concentrated in North America, and we have examined the global markets for opportunities to further diversify our geographic footprint into international markets that provide attractive risk-adjusted returns. We have concluded that North America continues to offer the most attractive risk-adjusted returns. Our extensive international experience remains a differentiator for us and we will continue to selectively pursue international opportunities.

•
Maintain a conservative contract portfolio and limit contract execution risk. While we will continue to pursue a balanced contract portfolio, current market dynamics indicate our U.S. pipeline operations, as well as other service offerings, are in a much more competitive period, characterized by competitive pricing and more fixed price contracts. We believe our fixed price execution experience, our recent initiatives to realign our cost structure to the rapidly changing market, our improved systems and our ongoing focus on risk management provide us a competitive advantage versus many of our competitors. We prefer to maintain a smaller, risk-limited project portfolio.

•
Configure operating segments to minimize market risk. We have recognized and responded to shifts in the markets addressed by both our Upstream Oil & Gas and Downstream Oil & Gas segments by reducing equipment and personnel levels to hold certain resources, key teams and skill sets and maximize their chargeability, keeping in mind future opportunities and commitments. We are currently addressing our Utility T&D market and corresponding requirements as we have previously done with our other two segments.

Leverage Industry Position and Reputation into a Broader Service Offering
We believe the long term dynamics supporting the global energy infrastructure market will continue to provide attractive opportunities. Our established service platform, capabilities and track record position us to expand our expertise into a broader range of related service offerings. We intend to leverage our project management, engineering and construction skills to provide additional service offerings, such as instrumentation and electrical services, turbo-machinery services and environmental services, and to enhance our ability to offer sole source solutions and develop alliances and frame agreements with strategic customers. We believe that a more balanced mix of recurring services, such as program management and maintenance services, together with our traditional project work, will enhance the earnings profile of our business.
We have pursued selective acquisitions to complement our organic expansion strategies and to reduce our dependence on the cyclical large-diameter cross-country pipeline construction market. We began this process in 2007 with the InServ and Midwest acquisitions that expanded our service offerings as well as the geographies where we deliver those services. Our July 2007 acquisition of Midwest significantly enhanced our presence in mainline pipeline construction in Western Canada. Our November 2007 acquisition of InServ complemented our service offerings to our traditional market of engineering and construction services in the midstream hydrocarbon transportation industry. In July 2009, our acquisition of the engineering business of Wink Companies, LLC, (“Wink” or “Downstream engineering business unit”), when combined with our existing downstream offering, created a platform to provide integrated engineering, procurement and construction (“EPC”), services to the downstream market, mirroring our upstream capabilities. More recently, on July 1, 2010, we closed on the acquisition of InfrastruX, an electric power and natural gas transmission and distribution contractor with service delivery capabilities from regional operating centers based primarily in the South Central, Midwest and East Coast energy corridors. We believe this acquisition gives Willbros a leadership position in the large and fast growing market for electric transmission infrastructure as well as completing our capability to provide fully integrated services from engineering through construction and integrity services for the full spectrum of natural gas transmission and distribution. Our near term focus will be on integration and optimization of this transformational acquisition. We take a long term perspective on acquisitions which we believe will build strong, diversified platforms to drive future stockholder value.
Maintain Financial Flexibility
Maintaining the financial flexibility to meet the material, equipment and personnel needs to support our project commitments, as well as the ability to pursue our expansion and diversification objectives, is critical to our growth. We view financial strength and flexibility as a fundamental requirement to fulfilling our strategy. As of September 30, 2010, we had cash and cash equivalents of $100,887. On July 1, 2010 and as part of the transaction financing for the acquisition of InfrastruX, we entered into the 2010 Credit Agreement that provides for a $475,000 senior secured credit facility, consisting of a four year, $300,000 Term Loan and a three year revolving credit facility of $175,000. The 2010 Credit Agreement replaces our existing three-year $150,000 senior secured credit facility, which was scheduled to expire in November 2010.

Leverage Core Service Expertise into Additional Full EPC Contracts
Our core expertise and service offerings allow us to provide our customers with a single source EPC solution which creates greater efficiencies to the benefit of both our customers and our company. We believe our upstream EPC and our downstream EPC, which are focused on small to mid-sized capital projects, are relatively unique in our respective markets, providing us with a competitive advantage in providing these services. In performing integrated EPC contracts, we often perform front-end engineering and design services while establishing ourselves as overall project managers from the earliest stages of project inception and are, therefore, better able to efficiently determine the design, permitting, procurement and construction sequence for a project in connection with making engineering decisions. Our customers benefit from a more seamless execution; while for us, these contracts often yield consistent profit margins on the engineering and construction components of the contract compared to stand-alone contracts for similar services. Additionally, this contract structure allows us to deploy our resources more efficiently and capture the engineering, procurement and construction components of these projects. The acquisition of Wink enabled us to provide EPC services to the downstream market, thus mirroring our upstream capabilities.
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
Within the global energy infrastructure market, we specialize in designing, constructing, upgrading and repairing onshore and coastal midstream assets such as pipelines, compressor/pumping stations and other related facilities as well as downstream facilities, such as refineries. Through our legacy international pipeline construction business we have constructed approximately 124,000 miles (200,000 kilometers) of pipelines in our history, building a global reputation for performing quality work on time, often under challenging conditions. Depending upon market conditions and our assessment of an appropriate risk-adjusted return, we may work in developing countries. Having performed work in over 60 countries, we believe our experience gives us a competitive advantage in frontier areas where experience in dealing with project logistics is an important consideration for project award and execution.
We complement our pipeline construction market expertise with service offerings to the downstream hydrocarbon processing market, providing integrated solutions for turnaround, maintenance and capital projects for the refining and petrochemical industries. We also provide specialty turnaround services, tank services, heater services, construction services, safety services and fabricate specialty items for hydrocarbon processing units. We have performed these downstream services for over 100 of the refineries in the United States and have experience in certain international markets. We offer our clients full asset lifecycle services and, in some cases, provide the entire scope of services for a project, from front-end engineering and design to procurement, construction, and commissioning as well as ongoing facility operations and maintenance. We believe our engineering, planning and project management expertise, as it relates to optimizing the structure and execution of a project, provide us with competitive advantages in the markets we serve.
Our acquisition of InfrastruX in July 2010 expands our service offering to include construction and maintenance of electric transmission and distribution systems. Additionally, the InfrastruX acquisition has expanded our service offering of small diameter pipe installation capabilities for both gathering and city distribution and our geographic presence now encompasses virtually all of the non-conventional hydrocarbon plays in North America.
Significant Business Developments
InfrastruX Acquisition. On July 1, 2010, we completed the acquisition of 100 percent of the outstanding stock of InfrastruX for a purchase price of approximately $486,000, before final working capital and other transaction adjustments. We paid approximately $372,400 in cash, a portion of which was used to retire InfrastruX indebtedness and pay InfrastruX transaction expenses, and issued approximately 7.9 million shares of the Company’s common stock to the shareholders of InfrastruX. Cash paid was comprised of approximately $72,400 in cash from operations and $300,000 from the Term Loan. The acquisition was completed pursuant to an Agreement and Plan of Merger (the “Merger”), dated March 11, 2010. Included in the purchase price is approximately $55,340 of contingent consideration, estimated as of the acquisition date. Under the terms of the agreement, contingent consideration of up to $125,000 may be earned over a two year period in the event InfrastruX meets specified adjusted EBITDA targets, with initial thresholds of approximately $69,825 and $80,000 in 2010 and 2011, respectively.
InfrastruX is a provider of electric power and natural gas transmission and distribution maintenance and construction solutions to customers primarily from their regional operating centers in the South Central, Midwest and East Coast regions of the United States. This acquisition significantly diversifies our capabilities and end markets. In addition to providing meaningful access to the attractive electric transmission and distribution market, the acquisition also expands the breadth of our natural gas capabilities and better positions us in targeted markets such as the Marcellus shale play. InfrastruX and its results of operations in the electric transmission and distribution end markets are included in a newly established segment, Utility T&D. Any goodwill recognized through this transaction will be allocated to this segment, which will also be the reporting unit. Goodwill associated with this transaction is not expected to be deductible for tax purposes.

The acquisition of InfrastruX diversifies our end-market exposure while expanding our capabilities into attractive geographies, including the Marcellus shale region where we are already expanding our presence and are providing services to a major alliance partner, and more liquids oriented plays such as the Eagle Ford and Bakken shales. The combination creates a higher component of recurring services and provides additional stability, through the many MSAs InfrastruX has in place, with longstanding client relationships, some as long as 50 years. In addition, we believe this acquisition will allow us to offer the complementary pipeline services of a larger InfrastruX subsidiary that is focused on smaller diameter, distribution and pipe-related field services. We believe the market for pipeline systems construction services will be characterized by more projects of smaller scope and scale, and that the combination of our large diameter pipeline construction, project management and engineering expertise with the InfrastruX model will better meet client needs and expectations going forward. We also recognize market fundamentals which lead us to believe the national transmission grid in the United States will undergo significant expansion to meet reliability goals and link new, renewable generation with distant end markets. Our new Utility T&D segment should benefit from our established and proven project management systems as we apply them to major electric transmission line construction opportunities.
Finally, this transaction significantly adds to our scale. We believe customers today are favoring players with the capabilities to provide a broader and more integrated set of services. With the larger geographic footprint, complementary service offerings and client bases, the InfrastruX acquisition broadens our prospects with additional cross-selling and integrated EPC opportunities.
Williams Energy Canada Boreal Pipeline. In June 2010, our Canadian business was awarded construction of the Williams Energy Canada Boreal Pipeline. The new 12-inch diameter pipeline will transport high vapor pressure liquids approximately 420 km from Williams’ Liquid Extraction Plant north of Fort McMurray to their Redwater Olefins Facility northeast of Edmonton, Alberta. Construction will be completed in three construction seasons commencing in the fall of 2010 with final completion in the spring of 2012. This project commenced in the third quarter.
Fayetteville Express Project (“FEP”). On April 1, 2010, we commenced work on the construction contract for spreads three and four of the FEP project. The approximately 185-mile natural gas pipeline originates in Conway County, Arkansas, continues eastward through White County, Arkansas, and terminates at an interconnection with Trunkline Gas Company in Panola County, Mississippi. FEP parallels existing utility corridors, where possible, to minimize the impact to the environment, communities and landowners. FEP is a joint venture between Energy Transfer Partners, L.P. and Kinder Morgan Energy Partners, L.P. Our scope of work includes 120 miles of 42-inch pipeline, beginning near Bald Knob, Arkansas and ending at the Trunkline interconnection. At September 30, 2010, this project was substantially complete, with only clean-up and punch list items remaining to be accomplished.
Nipisi Pipeline Project. In September 2010, Willbros Canada executed a contract to perform construction of “Spread C” for Pembina Pipeline Corporation’s Nipisi & Mitsue Pipeline Projects. Willbros will construct approximately 90 km of dual 20 inch and 8 inch pipeline near Slave Lake, Alberta. Construction is scheduled to begin in December and the pipeline is expected to be in service in mid-2011. The two pipelines will expand Pembina’s operating system in the vicinity of Whitecourt, Swan Hills, Slave Lake and north to the existing Nipisi Terminal.
Pembina Pump Stations. In August 2010, Pembina Pipeline Corporation awarded Willbros Canada a project for the construction of six pump stations for the Nipisi Heavy Crude Pipeline Project. The scope of work includes site grading at select sites, piling, pipe rack, process pipe, installation of process pumps, underground drain tanks, concrete work and site fencing. The project began in August 2010 and is scheduled for completion in February 2011.
Oxy Elk Hills. In September 2010, CB&I selected our Upstream Oil & Gas segment to provide EPC of 45 miles of export pipelines associated with a new gas processing plant to be owned and operated by Occidental of Elk Hills, Inc. CB&I has been awarded the engineering, procurement and construction of the new processing plant at the Elk Hills oil and gas field in central California. The Willbros portion of the total project is valued in excess of $40 million.
McKee Flare Gas Recovery. Diamond Shamrock Refining Company selected our Downstream Oil & Gas segment to provide EPC of the new Flare Gas Recovery Facilities at the Valero McKee Refinery located in Sunray, Texas. The project is valued at approximately $14 million.
Defense Logistics. In September 2010, Willbros Government Services (U.S.) LLC, was awarded a contract for approximately $28 million by the Defense Logistics Agency-Energy (DLA-Energy) to design, build, own, and operate six automated fuel dispensing facilities at Camp Pendleton, California. The five-year contract includes options for three additional five-year periods. The facility will provide petroleum products and services for government operations.

NAVFAC Task Orders. In August 2010, the Naval Facilities Engineering Command (NAVFAC) awarded Willbros Government Services five separate task orders under its global $350 million multiple-award indefinite delivery-indefinite quantity (IDIQ) construction and construction services contract for Petroleum, Oil and Lubricant (POL) fuel systems. The task orders include various inspections, construction and repair at Eielson Air Force Base, AK; Misawa Air Force Base, Japan; Naval Air Station Oceana, Virginia Beach, VA; Naval Support Activity, Panama City, FL; and Naval Air Weapons Station, China Lake, CA. The work began in August and is scheduled for completion in early 2011.
Goodwill Impairment
In accordance with Accounting Standard Codification (“ASC”) 350 — Goodwill and Other Intangible Assets, we perform our required annual impairment test for goodwill each year, effective December 1. In connection with the 2009 annual test, the estimated fair value of our Downstream Oil & Gas segment exceeded its carrying value by 1.0 percent. As disclosed in our 2009 Form 10-K, we continue to monitor the carrying value of this segment. We continue to experience reduced demand for services resulting from the current low level of both capital and maintenance spending in the refining industry, which has fostered a highly competitive environment, resulting in significantly decreased margins.
During the third quarter, in connection with the completion of our preliminary forecasts for 2011, it became evident that a goodwill impairment was probable. Using a discounted cash flow analysis supported by comparative market multiples to determine the fair value of the segment versus its carrying value, a range of likely impairment was generated. The low end of this range was approximately $12,000. Accordingly, we have recorded an impairment charge of $12,000 during the third quarter of 2010. The charge reduces goodwill recorded in connection with the acquisition of InServ in November 2007 and does not impact our business operations.
The third quarter charge was based on estimates made by management outside of Step One and Step Two of our annual test for goodwill impairment. We will perform this test during the fourth quarter of 2010. This may result in further impairment.
Change In Fair Value of Contingent Earnout Liability
During the third quarter of 2010, we recorded a $45,340 adjustment to the estimated fair value of the contingent earnout liability. This change in estimated contingent earnout liability to the former InfrastruX shareholders was due to a third quarter decrease in the probability-weighted estimated achievement of EBITDA targets as set forth in the merger agreement. This reduction was driven primarily by the following:
•
Expectations for lower margins on major transmission projects due to (i) a shift in the mix of projects in Texas towards lower margin projects than previously anticipated and (ii) ongoing competition in other regions, particularly the northeast, as the pace of bid activity has been slower than expected in returning to pre-2009 levels;

•
A slower than anticipated rebound in key housing markets continues to pressure work volumes under existing MSAs and the budgets of many of our utility customers, while increasing the competitive pricing on bids for new awards; and

•	Reduced expectations for significant storm work, which typically carries a higher margin than our standard MSA work.
In accordance with ASC 805 – Business Combinations, we review the contingent earnout liability on a quarterly basis in order to determine its fair value. Changes in the fair value of the liability are recorded within operating expenses in the period in which the change is made and the liability may increase or decrease on a quarterly basis until the earnout period has concluded.
Financial Summary
Results and Financial Position
For the three months ended September 30, 2010, we recorded income from continuing operations of $35,986, or $0.77 per basic and $0.71 per diluted share, on revenue of $408,792. This compares to income from continuing operations of $1,683, or $0.04 per basic and diluted share, on revenue of $247,533 for the same period in 2009. Our increase in profitability during the third quarter of 2010 as compared to the same quarter in 2009 was driven primarily due to the change in fair value of the contingent earnout liability previously discussed. Excluding this change in fair value, our results in the third quarter of 2010 were lower than the previous quarter due to the impairment of goodwill associated with the Downstream Oil & Gas segment.
Revenue for the three months ended September 30, 2010 increased $161,259 (65.1 percent) to $408,792 from $247,533 during the same period in 2009. The revenue increase was primarily attributable to our newly acquired Utility T&D segment that reported third quarter revenues of $158,173. Additionally, our Downstream Oil & Gas segment revenue increased $23,509 from improved activity in maintenance and turnaround services and our Upstream Oil & Gas segment revenue decreased $20,423 driven primarily by our Upstream Canadian operations.

General and Administrative costs for the third quarter of 2010 increased $17,878 (102.3 percent) to $35,347 as compared to $17,469 in the same quarter of 2009, as a result of additional general and administrative costs associated with our newly acquired Utility T&D segment.
Operating income for the three months ended September 30, 2010 increased $7,858 (224.6 percent) to $11,357, excluding the impact of the $45,340 change in fair value of contingent earnout consideration and the $12,000 goodwill impairment charge at our Downstream Oil & Gas segment, from $3,499 during the same period in 2009. The operating income increase was primarily attributable to an operating income increase of $21,520 at our Upstream Oil & Gas segment and $394 at our Downstream Oil & Gas segment, excluding the $12,000 goodwill impairment charge taken in the third quarter of 2010. These increases were offset by our Utility T&D segment that reported a $16,017 operating loss. The primary causes of the year-over-year quarter variance by segment are:
•
The Upstream Oil & Gas segment generated operating income of $26,980 in the third quarter 2010, with operating margin of 15.9 percent, as compared to $5,460 and 2.9 percent, respectively, in the third quarter 2009. The margin improvement was primarily driven by fixed price work which did not suffer margin erosion experienced on cost reimbursable fixed-fee contracts in the same period in 2009. Additionally, margins improved in 2010 as a result of a quarterly reduction in depreciation expense of $1,606 due to the change in the estimated useful life of certain construction equipment. This overall Upstream Oil & Gas operating income improvement was partially offset by a 10.7 percent revenue reduction.

•
The Downstream Oil & Gas segment reported third quarter 2010 operating income of $394, excluding the impact of the $12,000 goodwill impairment charge recorded in the third quarter of 2010, a $2,355 increase from the same quarter in the prior year due to increased maintenance and turnaround activity, recent management changes and cost savings initiated in the second quarter 2010. See the table below for the reconciliation of the non-GAAP presentation.

	Three Months Ended
	September 30,
	2010	2009

Downstream Oil & Gas operating income, as reported	$(11,606)	$(1,961)
Goodwill impairment	12,000	—

Downstream Oil & Gas operating income before special items	$394	$(1,961)

•
The Utility T&D segment generated an operating loss of $16,017 during the third quarter of 2010, primarily as a result of the previously mentioned acquisition-related costs charged to this segment. Also impacting results were lower volumes and a mix shift in transmission construction revenues associated with the CREZ build out in Texas, resulting in a heavier mix of lower margin work than anticipated; delayed start up of two significant projects in the northeast (both of which are currently underway); and in general a weaker market for electric and gas distribution work.

During the three months ended September 30, 2010, we recognized an income tax benefit of $2,687 on income from continuing operations before income tax of $33,592. The tax benefit for the three months ended September 30, 2010 was derived from the tax benefit recorded on the goodwill impairment and reduced by the write-off of $299 in deferred tax assets related to tax benefits previously recorded under ASC 718 — Stock Compensation that will no longer be realized and $3,453 of InfrastruX deal costs that received no U.S. tax benefit. The $45,340 contingent liability release had no tax effect.
Overall, our backlog has increased by $608,130, or 140.3 percent, from $433,438 at June 30, 2010 to $1,041,568 at September 30, 2010, mainly from the addition of $516,849 in backlog from our Utility T&D segment. Also, we recognized increases of $57,680 and $33,601 in our Upstream Oil & Gas and Downstream Oil & Gas segments, respectively.
Working capital as of September 30, 2010, for continuing operations decreased $78,241 (26.3 percent) to $219,053 from $297,294 at December 31, 2009, primarily as a result of cash paid for the acquisition of InfrastruX and the movement of $58,006 of our 2.75% Convertible Senior Notes (the “2.75% Notes”) to a current liability as the holders of our 2.75% Notes have the right to require us to purchase the 2.75% Notes for cash, including unpaid interest, on March 15, 2011. Offsetting these decreases was the addition of working capital of $77,670 related to our new Utility T&D segment.
Our debt to equity ratio as of September 30, 2010, increased to 0.68:1 from 0.21:1 at December 31, 2009, primarily due to the issuance of the Term Loan facility in connection with the acquisition of InfrastruX.
Consolidated cash flows during the nine months ended September 30, 2010, including discontinued operations, decreased $133,746, to cash used by all activities of $97,887, from cash provided by all activities of $35,859 during the same period in 2009. The decrease in cash is primarily the result of an increase in cash consumed by operations and a decrease in working capital attributable to the July 1, 2010 acquisition of InfrastruX.
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
Total backlog from continuing operations increased $649,826 from $391,742 at December 31, 2009 to $1,041,568 at September 30, 2010. In U.S. pipeline construction, we have transitioned back to a more historically based backlog; unlike the period from 2007-2009 when the industry operated at or near capacity which led to higher backlog levels as customers reserved available capacity up to a year or more in advance of the project start date. Historically, a substantial amount of our pipeline construction revenue in a given year has not been in our backlog at the beginning of that year. Additionally, due to the short duration of many jobs, revenue associated with jobs performed within a reporting period will not be reflected in quarterly backlog reports. We generate revenue from numerous sources, including contracts of long or short duration, change orders, extra work, variations in the scope of work and the effect of escalation or currency fluctuation formulas.
The following table shows our backlog by operating segment and geographic region as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Operating Segment
Upstream Oil & Gas	$386,276	37.1%	$245,586	62.7%
Downstream Oil & Gas	138,443	13.3%	146,156	37.3%
Utility T&D	516,849	49.6%	—	—

Total backlog	$1,041,568	100.0%	$391,742	100.0%

	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Geographic Region
United States	$736,983	70.8%	$358,808	91.6%
Canada	254,731	24.5%	9,639	2.5%
Middle East/North Africa	44,874	4.3%	23,295	5.9%
Other International	4,980	0.4%	—	—

Total backlog	$1,041,568	100.0%	$391,742	100.0%

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
EBITDA from continuing operations for the three months ended September 30, 2010 increased $64,522 (515.5 percent) to $77,038 from $12,516 during the same period in 2009. The increase in EBITDA is primarily a result of increased contract income of $38,239 (excluding depreciation) and an increase in contract margin of 4.4 percentage points for the three months ended September 30, 2010.
EBITDA from continuing operations for the nine months ended September 30, 2010 increased $13,365 (17.1 percent) to $91,375 from $78,010 during the same period in 2009. The increase in EBITDA during the nine months ended September 30, 2010 is primarily a result of the $45,340 change in fair value of the contingent earnout liability recognized in the third quarter of 2010, offset by decreased contract income of $13,866 (excluding depreciation).
In addition to EBITDA, management uses Adjusted EBITDA for:
•	Comparing normalized operating results with corresponding historical periods and with the operational performance of other companies in our industry; and
•	Presentations made to analysts, investment banks and other members of the financial community who use this information in order to make investment decisions about us.

Adjustments to EBITDA broadly consist of items which management does not consider representative of the ongoing operations of the Company. These generally include costs or benefits that are unusual, non-cash or one-time in nature. These adjustments are included in various performance metrics under our credit facilities and other financing arrangements. The EBITDA adjustments to determine Adjusted EBITDA are itemized in the following table. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as, or similar to, some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.
EBITDA and Adjusted EBITDA are not financial measurements recognized under U.S. generally accepted accounting principles, or U.S. GAAP, and when analyzing our operating performance, investors should use EBITDA and Adjusted EBITDA in addition to, and not as an alternative for, net income, operating income, or any other performance measure derived in accordance with U.S. GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. Because all companies do not use identical calculations, our presentation of EBITDA and Adjusted EBITDA may be different from similarly titled measures of other companies.
During the second quarter ended June 30, 2010, we modified some of our items to be included in Adjusted EBITDA in the tables below in order to be more aligned with that of EBITDA as defined under our 2010 Credit Agreement. Specifically, DOJ monitor costs are no longer added back, and income attributable to our noncontrolling interest is now added back, to arrive at Adjusted EBITDA.
A reconciliation of EBITDA and Adjusted EBITDA from continuing operations to U.S. GAAP financial information follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income from continuing operations attributable to Willbros Group, Inc.	$35,986	$1,683	$32,057	$27,578
Interest, net	11,836	1,977	16,018	6,093
Provision (benefit) for income taxes	(2,687)	(659)	(5,074)	13,257
Depreciation and amortization	19,903	9,515	36,374	31,082
Goodwill impairment	12,000	—	12,000	—

EBITDA	77,038	12,516	91,375	78,010

Stock based compensation	1,911	2,331	6,208	7,248
Restructuring and reorganization costs	85	2,418	698	8,207
Acquisition related costs	7,947	857	9,912	942
(Gains) losses on sales of equipment	(106)	(865)	(1,791)	165

Noncontrolling interest	293	372	902	1,543

Adjusted EBITDA	$87,168	$17,629	$107,304	$96,115

Discontinued Operations
In 2006, we announced our intention to sell our assets and operations in Nigeria, which led to their classification as discontinued operations (“Discontinued Operations”). We sold our Nigeria assets and operations on February 7, 2007 to Ascot Offshore Nigeria Limited (“Ascot”) pursuant to a Share Purchase Agreement by and between us and Ascot.
Results
For the three months ended September 30, 2010, loss from Discontinued Operations was $578 or $0.01 per basic and diluted share, compared to a loss of $27 or $0.00 per basic and diluted share, for the three months ended September 30, 2009. For the nine months ended September 30, 2010, the loss from Discontinued Operations was $1,324 or $0.03 per basic and diluted share compared to a loss of $1,527 or $0.04 per basic and diluted share for the nine months ended September 30, 2009. During the second quarter of 2009, a $1,750 charge was taken to write off the net book value of the commitment related to the sale of our Venezuelan assets and operations as management determined the collection of the outstanding commitment highly unlikely, due to nationalization of various oil-field service contractors within the country.
Although the Transition Services Agreement expired on February 7, 2009, we continue to incur legal fees related to the West African Gas Pipeline Company Limited (‘WAPCo”) parent company guarantee assertions as further discussed in Note 19 — Discontinuance of Operations, Asset Disposals, and Transition Services Agreement. These legal fees are expected to escalate and continue over the next several years. At this time, we are unable to estimate the likely total legal costs.

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
For further information regarding new accounting pronouncements and accounting pronouncements adopted in the first nine months of 2010, see Note 2 — New Accounting Pronouncements.
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
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
Contract Revenue
For the three months ended September 30, 2010, contract revenue increased $161,259 (65.1 percent) to $408,792 from $247,533 during the same period in 2009. A quarter-to-quarter comparison of revenue is as follows:

	Three months ended September 30,
			Increase	Percent
	2010	2009	(Decrease)	Change

Upstream Oil & Gas	$169,749	$190,172	$(20,423)	(10.7)%
Downstream Oil & Gas	80,870	57,361	23,509	41.0%
Utility T&D	158,173	N/A	158,173	100.0%

Total	$408,792	$247,533	$161,259	65.1%

Upstream Oil & Gas revenue decreased primarily related to a decrease in the volume of work orders for a key recurring maintenance client in Canada, a slow summer construction season and increased competition. In the United States revenue increased $2,817, or 2.7 percent, with the largest increase, $18,892, being realized by our large diameter pipeline construction group, followed by our pipeline specialty service group with an increase of $16,756, and our core engineering services which increased $3,032. These increases were partially offset by the declines in revenue from our facility construction group of $29,518 and our EPC work of $4,648. Our large diameter pipeline construction group approached full utilization during the third quarter of 2010, compared to two full months of work in the third quarter of 2009. Our pipeline specialty services group experienced revenue growth of nearly seven times as we established our ability to serve customers in the Haynesville shale region, performing multiple shorter length and smaller diameter pipeline construction projects. Our engineering group exceeded their prior year revenue due to continued strong demand for their services from our core customers. This was offset by the lack of facility construction work performed during 2010 and the reduction of EPC work through the first nine-months. It has been over one year between our last awarded EPC project and the recent award that we received, valued at approximately $40 million.
In Canada, our revenue decreased $28,011, or 41.1 percent. This decrease impacted us across our primary construction service offerings. Our field service group’s revenue decreased $13,587, our pipeline construction group’s revenue decreased $7,722, and our facility construction group’s revenue decreased $5,924. The decrease in our field service revenue was primarily caused by the reduced work volume for one of our key recurring maintenance clients. Our contract with this client was scheduled to expire in the fourth quarter of 2010 and, as such, the client began decreasing the volume of work orders for our services. On September 20, 2010, we received notification from the client that we have been awarded the renewal of this contract. The revenue decrease for our pipeline construction and facility construction groups was largely attributable to the slow summer construction season and strong competition for this work in Canada. The winter construction season is set to begin and our backlog is near maximum capacity for our pipeline construction group, with over $150,000 in backlog. Additionally, we currently have over $16,000 in backlog for our facility construction group.
In Oman, revenue increased by $4,773, or 29.3 percent due mainly to increased work volume from our primary recurring service clients. The services we provide to these clients are directly impacted by increased exploration and development spending in Oman.

Downstream Oil & Gas revenue increased primarily as a result of increased activity in maintenance and turnaround services. We provided these services on twice as many turnarounds in the third quarter (twelve) as compared to the same quarter in 2009. Total maintenance and turnaround revenue increased $21,756 (105.2 percent) year-over-year in the third quarter. A rescheduled significant second quarter of 2010 turnaround contributed $8,790 to the third quarter revenue increase. Also contributing to the increased revenue was our expansion of service capabilities in 2010 that allowed us to extract exchanger tube bundles, a service which was performed on several turnarounds in the third quarter of 2010.
While the demand for our tank repair and maintenance services remains consistent with 2009, we have experienced increased demand for new tank construction services in 2010. Revenue from tank construction services increased $10,772 (154.2 percent) in the third quarter of 2010 compared to the third quarter of 2009 as a result of several multiple-tank construction contract awards in the United States and Canada in 2010.
The volume of government services work has also increased in 2010. These operations experienced a $918 (95.1 percent) increase in revenue in the third quarter of 2010 compared to the third quarter of 2009 as a result of task orders awarded by the U.S. Navy under the Engineering Service Center’s IDIQ contract.
These revenue increases were partially offset by decreased revenue from engineering and construction services of $1,867 (13.9 percent) and $2,968 (67.8 percent), respectively. These business units have experienced increased levels of bid activity on new capital work in 2010; however, subsequent project awards have been slow to materialize, due in part to delayed contract awards. This has also contributed to the $5,102 (46.6 percent) decrease in revenue experienced by our fabrication facilities. The level of transfer line replacements has remained steady compared to the third quarter of 2009; although, the demand for fabrication of process heaters has declined as a result of decreased capital spending by our customers. We did, however, begin work late in the third quarter of 2010 on an EPC project in Texas awarded by an existing customer.
Utility T&D revenue, a new segment, contributed $158,173 in revenue earned from July 1, 2010 through September 30, 2010 due to the acquisition of InfrastruX.
Operating Income
For the three months ended September 30, 2010, operating income decreased $4,142 (118.4 percent) to a loss of $643 from income of $3,499 during the same period in 2009. A quarter-to-quarter comparison of operating income is as follows:

	Three months ended September 30,
		Operating		Operating	Increase	Percent
	2010(1)	Margin %	2009	Margin %	(Decrease)	Change

Upstream Oil & Gas	$26,980	15.9%	$5,460	2.9%	$21,520	394.1%
Downstream Oil & Gas	(11,606)	(14.4)%	(1,961)	(3.4)%	(9,645)	(491.8)%
Utility T&D	(16,017)	(10.1)%	N/A	N/A	(16,017)	(100.0)%

Total	$(643)	(0.2)%	$3,499	1.4%	$(4,142)	(118.4)%

(1)
This table does not reflect change in the fair value of contingent earnout consideration of $45,340 in 2010 which is included in the operating results. The change in fair value of contingent earnout consideration was characterized as a Corporate change in estimate and is not allocated to the reporting segments.

Upstream Oil & Gas operating income increased despite the 10.7 percent decrease in revenue. This increase was primarily attributable to increased margins in U.S. operations, driven by fixed price work which did not suffer from the margin erosion experienced due to cost escalation on cost reimbursable fixed-fee contracts in the same period in 2009. The increase in margin in the United States was partially offset by a slight decrease in margins in Canada and Oman.
For our United States operations, the two primary contributors to our margin increase were our pipeline construction group and our engineering group. Our construction group substantially completed the FEP project in the third quarter of 2010 as well as having seven significant projects underway in the Haynesville shale area on smaller length and diameter pipeline construction projects. Our margin improvement overall benefited from favorable weather conditions during the third quarter of 2010, leading to high levels of productivity. Comparatively, in the third quarter of 2009, one of our pipeline construction projects was in a loss position of approximately 17.1 percent. Additionally, our engineering group continued their strong performance in the third quarter of 2010 with a utilization rate near 90 percent for the quarter. In comparison, in the third quarter of 2009, we recorded $1,554 of other charges related to reducing staffing levels and lease abandonments to meet the lower demand for our engineering services.

In Canada, our operating margins for the third quarter of 2010 decreased in comparison to the same period in 2009. This decrease, combined with lower revenues, caused a reduction in our operating income in Canada. The primary contributors to our margin decline were our pipeline construction group and our facility construction group. Both groups experienced lower work volume in 2010, causing lower utilization of resources and increased market pressure while bidding jobs. These factors led to reduced margins. This decrease was partially offset by our field service group which generated increased margins on significantly lower revenue. In Oman, we were able to essentially maintain our margins while increasing revenue, generating more operating income, which partially offset the decline in Canada.
Matching the reduction of revenue, we were able to hold our general and administrative costs flat as a percent of revenue year-over-year at 6.7 percent. We will continue to monitor our general and administrative costs and align them with our current opportunities in the markets in which we participate.
Downstream Oil & Gas operating income decreased primarily as a result of the $12,000 goodwill impairment charge taken in the third quarter of 2010. This decrease was offset by the previously discussed increase in revenue from maintenance and turnaround services. Operating margins increased 6.4 percent year-over-year in this business unit, due to cost cutting measures and increased fixed price contract awards. Although we assumed the financial risk in performing these fixed price contracts, we successfully managed both schedule and cost, while delivering quality results for our customers.
The previously discussed decline in volume within our fabrication facilities partially offset the increased operating income provided by our maintenance and turnaround services. Despite the increase in the volume of tank construction services provided, contract margins from these services decreased. Decreased customer spending and increased competitiveness in the tank construction market in 2010 required that we decrease the margins in our bids in order to remain competitive and continue winning work. These lower bid margins, combined with losses experienced on several contracts, resulted in a 7.3 percent decrease in contract margins.
Despite the previously discussed decline in revenue from engineering services, our focus on cost containment resulted in a $2,553 increase in operating income and a 17.9 percent increase in operating margin within this business unit. As part of our continuing effort to decrease costs in this segment and remain competitive in our market, we successfully reduced indirect contract costs and G&A expenses by $3,182 and $2,847, respectively, compared to the third quarter of 2009. Included in operating costs for the third quarter of 2010 is $65 in costs associated with headcount reductions.
During the quarter, the Utility T&D segment generated an operating loss of $16,017, primarily as a result of the previously mentioned acquisition-related costs charged to this segment. Also impacting results were lower volumes and a mix shift in transmission construction revenues associated with the CREZ build out in Texas, resulting in a heavier mix of lower margin work than anticipated; delayed start up of two significant projects in the northeast (both of which are currently underway); and in general a weaker market for electric and gas distribution work.
Non-Operating Items
Interest, net expense increased $9,859 (498.7 percent) to $11,836 from $1,977 in 2009. The increase in net expense is primarily a result of increased interest expense of $8,029 related to the new Term Loan, debt issuance cost amortization of $978 related to the 2010 Credit Agreement and a reduction in interest income of $332 due to lower levels of and rates of return on invested cash.
Other, net income increased $857 (680.2 percent) to income of $731 from expense of $126 in 2009. The increase is primarily related to a $385 increase in miscellaneous income in 2010 as compared to 2009, a reduction in expense of $1,210 related to asset write downs taken in 2009, offset by a reduction in the gain on sale of fixed assets of $846 in 2010 as compared to 2009.
Provision for income taxes decreased $2,028 to a benefit of $2,687 in 2010 from a benefit of $659 in 2009. In the third quarter of 2010, total income tax benefit of $2,687 includes a tax benefit of $4,800 from the impairment of goodwill reduced by a $299 write-off of deferred tax assets related to tax benefits previously recorded under ASC 718 — Stock Compensation that will no longer be realized and $3,453 of deal costs that received no tax benefit. The $45,340 release of contingent earnout liability had no tax effect.
Income (loss) from Discontinued Operations, Net of Taxes
Loss from discontinued operations, net of taxes increased $551 (2,040.7 percent) to $578 from $27 during the same period in 2009. The loss during the three months ended September 30, 2010 is primarily related to legal fees incurred in connection with the previously discussed WAPCo parent company guarantee assertions as further discussed in Note 19 — Discontinuance of Operations, Asset Disposals, and Transition Services Agreement. The legal fees are expected to escalate and continue over the next several years. At this time, we are unable to estimate the likely total costs.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
Contract Revenue
For the nine months ended September 30, 2010, contract revenue decreased $272,024 (25.5 percent) to $793,917 from $1,065,941 during the same period in 2009. A period-to-period comparison of revenue is as follows:

	Nine months ended September 30,
			Increase	Percent
	2010	2009	(Decrease)	Change

Upstream Oil & Gas	$432,849	$854,066	$(421,217)	(49.3)%
Downstream Oil & Gas	202,895	211,875	(8,980)	(4.2)%
Utility T&D	158,173	N/A	158,173	100.0%

Total	$793,917	$1,065,941	$(272,024)	(25.5)%

Upstream Oil & Gas experienced a significant revenue decrease in the nine months ended September 30, 2010 as compared to the same period in 2009. We experienced significant revenue declines in two of the three countries in which we operate, offset by an increase of approximately 10.8 percent in Oman. Lower levels of pipeline construction activity and EPC project activity were the primary cause of the reduction in revenue.
In the United States, we experienced a revenue decrease of $321,635, or 54.2 percent. This decline was led by our large-diameter pipeline construction group with a decline of $260,846, followed by our pipeline facility construction group whose revenue declined $61,856 and our EPC service line which declined $26,246. These declines were partially offset by growth in revenue from our specialty services group whose revenue increased $26,156. Our large-diameter pipeline construction group was fully utilized into the third quarter of 2009 on the Midcontinent Express Pipeline LLC (“MEP”) and the Texas Independence Pipeline (“TIPS”) projects. In 2010, this work was only partially replaced with our current work on FEP, which began early in the second quarter of 2010. Our specialty service group has grown their revenue by focusing on construction of smaller diameter and length pipeline construction projects in the Haynesville shale region.
In Canada, we experienced a revenue decrease of $105,023 or 50.1 percent. This decline was similar to the decline in the United States, led by a decline in our pipeline construction group of $67,232. This decrease was indicative of the reduced capital budgets associated with the development of the oil sands in Canada. Our pipeline construction group has three significant construction projects under contract for this winter construction season. In Oman, we increased revenue by $5,441, or 10.8 percent, when compared to the same period in 2009. Our business in Oman is more focused on recurring services for our customers and mitigates the fluctuations of large capital projects from one period to the next.
Downstream Oil & Gas revenue decreased primarily as a result of a customer rescheduling a turnaround from the first half of 2010 to the last half of 2010. We were unable to replace this work during the first half of 2010. A turnaround of similar scope and scale was performed for the same customer in the first half of 2009. We recognized $28,926 in revenue during the first half of 2009 related to that work. We recognized $8,790 in revenue in the third quarter of 2010 related to the current year turnaround. Total maintenance and turnaround revenue decreased $9,464 (8.1 percent) year-over-year.
We also experienced a $24,436 (82.2 percent) decrease in revenue from construction services. While our construction services business unit has maintained a consistent level of consulting services for our customers’ long-term capital expansion projects, our involvement in the physical construction of these projects has decreased from six projects during the first nine months of 2009 to one project in the first nine months of 2010. Our consulting services arrangements were largely negotiated in prior years for projects that are still ongoing. New capital project activity and construction opportunities relating to our consulting services have decreased since the latter part of 2008. This has also affected the volume of work in our fabrication facilities, which experienced a $9,088 (31.1 percent) decrease in revenue. The level of transfer line replacements has remained steady compared to the first nine months of 2009; however, the demand for fabrication of process heaters has decreased as a result of decreased capital spending by our customers.
These declines were partially offset by revenue from the July 2009 acquisition of the Wink engineering business unit, $19,958, and the reclassification of government services from the Upstream Oil & Gas segment to the Downstream Oil & Gas segment, $2,345. Additionally, revenue from tank construction services increased $13,246 (75.5 percent) as a result of several multiple-tank construction contract awards in the United States and Canada in 2010.

Utility T&D, a new segment, contributed revenue of $158,173 as a result of revenues earned from July 1, 2010 through September 30, 2010 due to the acquisition of InfrastruX.
Operating Income
For the nine months ended September 30, 2010, operating income decreased $53,519 (110.4 percent) to a loss of $5,030 from income of $48,489 during the same period in 2009. A period-to-period comparison of operating income (loss) is as follows:

	Nine months ended September 30,
		Operating		Operating	Increase	Percent
	2010(1)	Margin %	2009	Margin %	(Decrease)	Change

Upstream Oil & Gas	$37,949	8.8%	$46,980	5.5%	$(9,031)	(19.2)%
Downstream Oil & Gas	(26,962)	(13.3)%	1,509	0.7%	(28,471)	(1886.7)%
Utility T&D	(16,017)	(10.1)%	N/A	N/A	(16,017)	(100.0)%

Total	$(5,030)	(0.6)%	$48,489	4.5%	$(53,519)	(110.4)%

(1)
This table does not reflect change in the fair value of contingent earnout consideration of $45,340 in 2010 which is included in the operating results. The change in fair value of contingent earnout consideration was characterized as a Corporate change in estimate and is not allocated to the reporting segments.

Upstream Oil & Gas operating income decreased as a result of the previously discussed revenue declines and the significant under utilization of pipeline construction resources in the third quarter of 2010 as compared to the third quarter of 2009. Contract margins for the Upstream Oil & Gas segment improved from the prior year, increasing 6.1 percentage points. This increase in contract margin was partially offset by higher general and administrative costs as a percent of revenue, increasing from 6.0 percent to 8.9 percent. Our G&A costs were lower than the same period in 2009, but the drastic reduction of revenue year-over-year negatively impacted our operating income more than could be recovered by the increased margins.
For our United States operations, our two significant business units performed well in the challenging economic environment of the first nine months of 2010. Our construction group was able to increase contract margins while focusing our efforts on FEP and the Haynesville shale play. However, this margin increase was not enough to offset the impact of the significantly lower revenue. For our engineering group, the return to profitability in 2010 was highlighted by contract margins increasing 26.3 percent when compared to the first nine months of 2009. In the third quarter of 2009 we began to restructure our engineering business to adjust to the current economic environment, and our 2010 results benefitted from these cost reduction efforts.
In Canada, our operations generated slightly improved contract margins, which increased 0.6 percentage points. However, this slight increase in profitability was not sufficient to offset the impact of significant reduction in revenue, 50.1 percent, addressed above, leading to lower operating income from this business unit as our customers’ capital and maintenance budgets in the oil sands were reduced from previous levels or deferred to future periods. In Oman, we continue our consistent performance, with slightly reduced contract margins (0.4 percent) offset by an increase in revenue of 10.8 percent. We continue to focus on delivering the best value to our clients in a competitive market for recurring oil field and rig-moving services.
In total, our G&A spend for this segment decreased significantly year-over-year, with business unit level G&A decreasing $2,184 and corporate allocated G&A decreasing $10,546. These reductions were the result of cost containment measures implemented across our segment.
Downstream Oil & Gas operating income decreased primarily as a result of the $12,000 goodwill impairment charge taken in the third quarter of 2010 and the previously discussed decreases in revenue from maintenance, turnaround, and construction services, as well as operating losses contributed by the Downstream Oil & Gas engineering business unit ($4,898) and manufacturing services business unit ($358). Our maintenance and turnaround services business unit contributed an operating loss in the first nine months of 2010 that was driven largely by a loss on a fixed price contract and the delay to the third and fourth quarter of a major turnaround originally planned for execution in the second quarter of 2010.
Additionally, our tank construction and maintenance and turnaround projects realized lower contract margins in the first nine months of 2010, relative to the first nine months of 2009 due to pricing pressure from our customers and a more competitive bidding environment. As a result, our fixed price bids and our rates on cost reimbursable projects subsequently awarded and performed in the first nine months of 2010 reflected lower margins. These lower bid margins, combined with losses experienced on several contracts, resulted in contract margin decreases of 12.4 percent on tank construction services and 2.0 percent on maintenance and turnaround services. Contract margins for the Downstream Oil & Gas segment decreased 3.1 percent, driven primarily by these two business units.

As part of our continuing effort to decrease costs in this segment and remain competitive in our market, we successfully reduced indirect contract costs and G&A costs by $11,706 and $4,099, respectively, compared to the same period for 2009. Included in operating costs for the first nine months of 2010 is $534 in costs associated with headcount reductions.
During the quarter, the Utility T&D segment generated an operating loss of $16,017, primarily as a result of the previously mentioned acquisition-related costs charged to this segment. Also impacting results were lower volumes and a mix shift in transmission construction revenues associated with the CREZ build out in Texas, resulting in a heavier mix of lower margin work than anticipated; delayed start up of two significant projects in the northeast (both of which are currently underway); and in general a weaker market for electric and gas distribution work.
Non-Operating Items
Interest, net expense increased $9,925 (162.9 percent) to $16,018 from $6,093 in 2009. The increase in net expense is primarily a result of increased interest expense of $8,029 related to the new Term Loan, debt issuance cost amortization of $978 related to the 2010 Credit Agreement, and a reduction in interest income of $1,086 due to lower rates of return on invested assets.
Other, net increased $3,611 (20,061.1 percent) to income of $3,593 from expense of $18 in 2009. The 2010 gain is attributed to increased gains on the sale of assets of $784 in 2010 as compared to 2009, a reduction in expense of $1,210 related to asset write downs taken in 2009, $879 in income recorded in the second quarter of 2010 as a result of a refund of GST based on certain deductions made in 2010, and a reduction in foreign exchange losses of $243 on U.S. dollar to Canadian dollar transactions.
Provision for income taxes decreased $18,331 to a benefit of $5,074 in 2010 from tax expense of $13,257 in 2009. For the first nine months of 2010, tax expense was reduced by $4,800 due to the goodwill impairment and offset by a $299 write-off of deferred tax assets related to tax benefits previously recorded under ASC 718 — Stock Compensation that will no longer be realized and $3,453 of deal costs that received no tax benefit. The $45,340 release of contingent earnout liability had no tax effect.
Income from Discontinued Operations, Net of Taxes
Loss from discontinued operations, net of taxes decreased $203 (13.3 percent) to $1,324 from $1,527 during the same period in 2009. The decrease is primarily due to a $1,750 charge taken during the second quarter of 2009 to write-off the net book value of the note related to the Venezuela sale, as management determined it unlikely to collect due to the nationalization of various oil contractors within the country. The loss during the nine months ended September 30, 2010 is primarily related to the legal fees incurred in connection with the previously discussed WAPCo parent company guarantee assertions. The legal fees are expected to escalate and continue over the next several years. At this time, we are unable to estimate the likely total legal fees. During the nine months ended September 30, 2010, cash used by operating activities of Discontinued Operations increased $311 (140.1 percent) to cash used of $533 from $222 cash used during the same period in 2009.
LIQUIDITY AND CAPITAL RESOURCES
Our financing objective is to maintain financial flexibility to meet the material, equipment and personnel needs to support our project commitments, pursue our expansion and diversification objectives, and provide necessary capital to potentially pay off the 6.5% Senior Convertible Notes (“6.5% Notes”) on December 15, 2010 and the 2.75% Notes on March 15, 2011. As of September 30, 2010, we had cash and cash equivalents of $100,887. Our cash and cash equivalent balances held in the United States and foreign countries are $14,725 and $86,162, respectively.
We are also able to secure funds from a three year revolving credit facility of $175,000 that was established primarily to provide letters of credit. Through December 31, 2010, we are limited to cash borrowings of $31,500, available only if the 6.5% Notes are put to us for conversion on December 15, 2010. This amount is approximately equivalent to the face value of the 6.5% Notes.
During the nine months ended September 30, 2010, we decreased our working capital position, for continuing operations, by $78,241 (26.3 percent) to $219,053 from $297,294 at December 31, 2009 primarily as a result of the movement of $58,006 of our 2.75% Notes to current as the holders of our 2.75% Notes have the right to require us to purchase the 2.75% Notes for cash, including unpaid interest, on March 15, 2011. Also contributing to the decrease was a significant reduction in income from continuing operations due to overall reduction in activity, offset by a decrease in our receivable days sales outstanding from 91 days at December 31, 2009 to 83 days at September 30, 2010 primarily resulting from various milestone payments received during 2010 along with the addition of working capital of $77,670 related to our new Utility T&D segment.
Our cash balance has been negatively impacted by two ongoing contract disputes, one with TransCanada and the other with WAPCo. See Notes 16 and 19 in the accompanying financial statements for additional background information. As of September 30, 2010, we have $71,159 of unpaid TransCanada receivables. We have submitted this dispute to arbitration for resolution; however, final resolution may not occur for a year or more. We have not established a collectability reserve, and we believe adequate financial reserves are available during the interim period prior to receiving payment. The WAPCo claim regarding our performance under a parent company guarantee represents a likely continuing and escalating legal defense cost for several years.

We anticipate that cash on hand, future cash flows from operations, the sale of surplus or under-utilized equipment, and the availability of our new revolving credit facility will be sufficient to fund our working capital and capital expenditure objectives for the near term.
Cash Flows
Cash flows provided by (used in) continuing operations by type of activity were as follows for the nine months ended September 30, 2010 and 2009:

	2010	2009	Change
Operating activities	$17,640	$81,230	$(63,590)
Investing activities	(416,085)	(16,091)	(399,994)
Financing activities	300,311	(32,203)	332,514
Effect of exchange rate changes	780	3,145	(2,365)

Cash provided by all continuing activities	$(97,354)	$36,081	$(133,435)

Operating Activities
Operating activities of continuing operations provided $17,640 of cash in the nine months ended September 30, 2010, compared to cash provided of $81,230 in same period in 2009. Cash provided by operating activities decreased $63,590 primarily due to:
•	an increase in the cash consumed by continuing operations of $32,241, net of non-cash effects; offset by
•
a decrease in cash flow from working capital of $31,349, driven primarily by the $117,636 increase in accounts receivable as a result of an increase in days sales outstanding from 66 in the third quarter of 2009 to 83 in the third quarter of 2010 resulting from the ongoing contract dispute with TransCanada; offset by net changes in other working capital accounts of $86,287 driven primarily by the reduction in contract volume year over year.

Investing Activities
Investing activities of continuing operations used $416,085 of cash in the nine months ended September 30, 2010, compared to a use of cash of $16,091 during the same period in 2009. Cash used by investing activities increased $399,994 primarily due to:
•	the acquisition of InfrastruX, which resulted in an increase in cash used of $407,227; offset by;
•	an increase in net maturities of short-term investments of $16,500.
Financing Activities
Financing activities of continuing operations provided $300,311 of cash in the nine months ended September 30, 2010, compared to a use of $32,203 in the same period of 2009. Cash provided by financing activities increased $332,514 primarily due to:
•	the $282,000 net proceeds after the $18,000 original issue discount provided from the Term Loan issued in connection with funding of the InfrastruX acquisition; and
•
the proceeds received of $58,078 from the issuance of common stock which was used to fund the purchase of InfrastruX; offset by additional debt issuance costs of $16,384 for the new 2010 Credit Facility and Term Loan completed concurrently with our acquisition of InfrastruX.

Revolving Credit Facility
We entered into the 2010 Credit Agreement dated June 30, 2010, that consists of a four year, $300,000 Term Loan maturing in July 2014 and a three year revolving credit facility of $175,000, maturing in July 2013 and replacing our existing three-year $150,000 senior secured credit facility, which was scheduled to expire in November 2010. The proceeds from the Term Loan were used to pay part of the cash portion of the merger consideration payable in connection with our acquisition of InfrastruX.

Interest Rate Risk
We are subject to hedging arrangements to fix or otherwise limit the interest cost of the term loans. We are subject to interest rate risk on our debt and investment of cash and cash equivalents arising in the normal course of business, as we do not engage in speculative trading strategies.
In September 2010, we entered into two 18–month forward interest rate swap agreements for a total notional amount of $150,000 in order to hedge changes in the variable rate interest expense of half of the $300,000 Term Loan maturing on June 30, 2014. Under the swap agreement, we receive interest at a floating rate of three-month Libor, conditional on three-month Libor exceeding 2 percent (to mirror variable rate interest provisions of the underlying hedged debt), and pays interest at a fixed rate of 2.685 percent, effective March 28, 2012 through June 30, 2014. The swap agreement is designated and qualifies as a cash flow hedging instrument, with the effective portion of the swap’s change in fair value recorded in Other Comprehensive Income (“OCI”). The swap of the variable rate interest is deemed to be a highly effective hedge, and resulted in no gain or loss recorded for hedge ineffectiveness in the consolidated condensed statement of income. Amounts in OCI are reported in interest expense when the hedged interest payments on the underlying debt are recognized. The fair value of the swap agreement was determined using a model with observable inputs (Level 2) including quoted market prices for contracts with similar terms and maturity dates.
Also in September 2010, we entered into two interest rate cap agreements for notional amounts of $75,000 each in order to limit the Term Loan’s interest rate’s exposure to an increase of the interest rate above 3 percent, effective September 28, 2010 through March 28, 2012. Total premiums of $98 were paid for the interest rate caps. The cap agreements are designated and qualify as cash flow hedging instruments, with the effective portion of the caps’ change in fair value recorded in OCI. Amounts in OCI and the premiums paid for the caps are reported in interest expense as the hedged interest payments on the underlying debt are recognized. The interest rate caps are deemed to be highly effective, resulting in an immaterial amount of hedge ineffectiveness recorded in the consolidated condensed statement of income. The fair value of the Interest Rate Cap Agreements was determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates. An immaterial amount of OCI relating to the interest rate swap and caps is expected to be recognized in earnings in the coming 12 months.
Capital Requirements
During the nine months ended September 30, 2010, continuing operations provided cash of $17,640. We believe that our financial results combined with our current liquidity, financial management, the new Term Loan and the 2010 Credit Facility previously discussed will ensure sufficient cash to meet our capital requirements for continuing operations. As such, we are focused on the following significant capital requirements:
•	Providing working capital for projects in process and those scheduled to begin;
•	Funding the committed portion of our 2010 capital budget of approximately $5,742;
•	Making installment payments to the government related to fines and profit disgorgement; and
•
Redeeming up to $32,050 of our 6.5% Notes and up to $59,357 of our 2.75% Notes if all of the note holders elect to exercise their right to require us to purchase the notes on December 15, 2010 and March 15, 2011, respectively.

We believe that we will be able to support our ongoing working capital needs through our cash on hand, operating cash flows, sales of idle and under-utilized equipment and potentially, the previously discussed new Term Loan and 2010 Credit Facility.
Contractual Obligations
As of September 30, 2010, we had aggregate convertible note principal outstanding of $91,407. In addition, we have various capital leases of construction equipment and property resulting in aggregate capital lease obligations of $15,975 at September 30, 2010. The holders of our 2.75% Notes have the right to require us to purchase the 2.75% Notes for cash, including unpaid interest, on March 15, 2011. Based on the uncertainty surrounding the future economic conditions, we were unable to estimate the number or probability of future repurchases of the 2.75% Notes on March 15, 2011. As such, all $58,006 (net of $1,351 bond discount) has been classified as short-term and included within “Notes payable and current portion of other long-term debt” on the Consolidated Balance Sheet at September 30, 2010. As of December 31, 2009, we previously reclassified $31,450 (net of $600 bond discount) of 6.5% Notes as a current liability for similar reasons. The holders of the 6.5% Notes have the right to require us to purchase the notes for cash, including unpaid interest, on December 15, 2010.
At September 30, 2010, we had uncertain tax positions which ultimately could result in a tax payment. As the amount of the ultimate tax payment is contingent on the tax authorities’ assessment, it is not practical to present annual payment information.

As of September 30, 2010, there were no borrowings under 2010 Credit Agreement revolving credit facility and there were $9,689 in outstanding letters of credit. All outstanding letters of credit related to continuing operations.

	Payments Due By Period
		2010 to	2012 to	2014 to	More than
	Total	2011	2013	2015	5 years
Term Loan	$300,000	$15,750	$30,000	$254,250	$—
Convertible notes	91,407	91,407	—	—	—
Capital lease obligations	17,108	9,548	7,511	49	—
Operating lease obligations	74,358	26,346	24,177	11,890	11,945
Equipment financing obligations	2,467	1,692	775	—	—
Contingent earnout	10,000	10,000	—	—	—
Uncertain tax liabilities	4,510	—	—	—	—

Total	$499,850	$154,743	$62,463	$266,189	$11,945

Other commercial commitments, as detailed in our annual report on Form 10-K for the year ended December 31, 2009, did not materially change except for payments made in the normal course of business.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk is our exposure to changes in non-U.S. currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent, we are unable to match non-U.S. currency revenue with expenses in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at September 30, 2010 and 2009 or during the three months then ended.
The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable, and accrued liabilities shown in the Condensed Consolidated Balance Sheet approximated fair value at September 30, 2010, due to the generally short maturities of these items. At September 30, 2010, our investments were primarily in short-term dollar denominated bank deposits with maturities of a few days, or in longer-term deposits where funds can be withdrawn on demand without penalty. We have the ability and expect to hold our investments to maturity.
In conjunction with the 2010 Credit Agreement we entered into as of June 30, 2010, we are subject to hedging arrangements to fix or otherwise limit the interest cost of the term loan. Therefore, as of September 30, 2010, we entered into two 18–month forward interest rate swap agreements for a total notional amount of $150,000 in order to hedge changes in the variable rate interest expense of half of the $300,000 Term Loan maturing on June 30, 2014. Under the swap agreement, we receive interest at a floating rate of three-month LIBOR, conditional on three-month LIBOR exceeding 2 percent (to mirror variable rate interest provisions of the underlying hedged debt), and pays interest at a fixed rate of 2.685 percent, effective March 28, 2012 through June 30, 2014. The swap agreement is designated and qualifies as a cash flow hedging instrument and is deemed to be a highly effective hedge. The fair value of the swap agreement at September 30, 2010 was $711 and was based on using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates.
We also entered into two interest rate cap agreements for notional amounts of $75,000 each in order to limit exposure to an increase of the interest rate above 3 percent, effective September 28, 2010 through March 28, 2012. The cap agreements are designated and qualify as cash flow hedging instruments and are deemed to be highly effective hedges. The fair value of the interest rate caps was $3 and was based on using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates.
ITEM 4. CONTROLS AND PROCEDURES
In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 we have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of September 30, 2010 to (1) provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (2) provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
On July 1, 2010, the Company closed on the acquisition of InfrastruX Group, Inc. The Company is in the process of assessing and, to the extent necessary, making changes to the internal control over financial reporting to conform such Internal control to that used in the Company’s other segments. Based on the information presently available to management, the Company does not believe such changes will adversely impact the Company’s internal control over financial reporting. Subject to the foregoing, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2010.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding legal proceedings, see the discussion under the captions “Contingencies — Facility Construction Project Termination” in Note 16 — Contingencies, Commitments and Other Circumstances and “Nigeria Assets and Nigeria-Based Operations — Share Purchase Agreement” in Note 19 — Discontinuance of Operations, Asset Disposals, and Transition Services Agreement of our “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Form 10-Q, which information from Notes 16 and 19 is incorporated by reference herein.
Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors involving us from those previously disclosed in Item 1A of Part II in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
We provided an updated set of risk factors in our Quarterly Report on Form 10- Q for the quarter ended June 30, 2010, which superseded the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2009, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and our Current Report on Form 8-K dated May 17, 2010, filed May 20, 2010.
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
We have disputed the validity of the termination for cause and have challenged the contractual procedure followed by TCPL for termination for cause, which allows for a 30-day notification period during which time we are supposed to have an opportunity to remedy the alleged default. Subsequently, we agreed in good faith to cooperate with TCPL in an orderly demobilization and handover of the remaining work. As of September 30, 2010, we have outstanding receivables related to this project of $71.2 million and unapproved change orders for additional work of $3.7 million which have not been billed. Additionally, there are claims for additional fee totaling $16.7 million for additional work. It is our policy not to recognize revenue or income on unapproved change orders or claims until they have been approved. Accordingly, the $3.7 million in pending change orders and the $16.7 million of claims have been excluded from our revenue recognition.
If the termination for cause is determined to be valid and enforceable, we could be held liable for any damages resulting from the alleged breach of contract, including but not limited to costs incurred by TCPL to hire a replacement contractor to complete the estimated 9.0 percent remainder of the work less the cost that we would have incurred to perform the same scope of work. Although we do not believe we are in breach of contract and intend to pursue our contractual and legal remedies, including having commenced arbitration and filed liens on constructed facilities, the resolution of this matter could have a material adverse effect on our financial condition or results of operations. TCPL response to the notice of arbitration included a counterclaim for damages of $23.0 million for the alleged breach of contract. TCPL has also disclaimed responsibility for payment of the current receivable balance outstanding at September 30, 2010, the unapproved change orders, and claims for additional work. TransCanada has removed us from TransCanada’s bid list.
Our goodwill may become impaired.
We have a substantial amount of goodwill following our acquisitions of InfrastruX, Integrated Service Company, Midwest Management (1987) Ltd. and Wink Companies, LLC. At least annually, we evaluate our goodwill for impairment based on the fair value of each operating unit. This estimated fair value could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels or ability to perform at levels that were forecasted. These changes could result in an impairment that would require a material non-cash charge to our results of operations. A significant decrease in expected cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. During the third quarter of 2010, in connection with the completion of the preliminary forecast for 2011, it became evident that a goodwill impairment at Downstream Oil & Gas was probable. As a result, a preliminary step one analysis for that segment was performed. Using a discounted cash flow analysis supported by comparative market multiples to determine the fair value of the segment versus its carrying value, a range of likely impairment was generated. The low end of this range was approximately $12,000. Accordingly, we have recoded an impairment charge of $12,000 during the third quarter of 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of our common stock by us during the quarter ended September 30, 2010:

			Total	Maximum
			Number of	Number (or
			Shares	Approximate
			Purchased	Dollar Value) of
			as Part of	Shares That May
	Total		Publicly	Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid Per	Plans or	Under the Plans
	Purchased (1)	Share (2)	Programs	or Programs

July 1, 2010 — July 31, 2010	14,013	$8.82	—	—
August 1, 2010 — August 31, 2010	12,830	7.93	—	—
September 1, 2010 — September 30, 2010	—	—	—	—

Total	26,843	$8.40	—	—

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

10.1	Employment Agreement dated May 8, 2006, between InfrastruX Group, Inc. and Michael T. Lennon and Amendment thereto dated December 31, 2008.

10.2
Employment Agreement dated as of September 20, 2010, between Willbros United States Holdings, Inc. and Robert R. Harl (filed as Exhibit 10.1 to our report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.3
Bonus Agreement dated as of September 20, 2010, between Willbros United States Holdings, Inc. and Robert R. Harl (filed as Exhibit 10.2 to our report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.4	Amendment Number 3 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated August 25, 2010.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLBROS GROUP, INC.
Date: November 8, 2010	By:	/s/ Van A. Welch
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

Exhibit
Number	Description

10.1	Employment Agreement dated May 8, 2006, between InfrastruX Group, Inc. and Michael T. Lennon and Amendment thereto dated December 31, 2008.

10.2
Employment Agreement dated as of September 20, 2010, between Willbros United States Holdings, Inc. and Robert R. Harl (filed as Exhibit 10.1 to our report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.3
Bonus Agreement dated as of September 20, 2010, between Willbros United States Holdings, Inc. and Robert R. Harl (filed as Exhibit 10.2 to our report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.4	Amendment Number 3 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated August 25, 2010.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.