Form 10-K
period 2010-12-31
Willbros Group, Inc.\NEW\
filed 2011-03-15
CIK 1449732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission file number 1-11953
Willbros Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	30-0513080 (I.R.S. Employer Identification Number)
4400 Post Oak Parkway
Suite 1000
Houston, TX 77027
Telephone No.: 713-403-8000
(Address, including zip code, and telephone number, including area code, of principal executive offices of registrant)
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, $.05 Par Value	New York Stock Exchange
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on the last business day of the Registrant’s most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 30, 2010) was $292,241,954.
The number of shares of the Registrant’s Common Stock outstanding at March 10, 2011 was 47,965,707.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s 2011 Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2011 are incorporated by reference into Part III of this Form 10-K.

WILLBROS GROUP, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2010

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

•	cancellation of projects, in whole or in part, for any reason;

•	failing to realize cost recoveries on claims or change orders from projects completed or in progress within a reasonable period after completion of the relevant project;
•	political or social circumstances impeding the progress of our work and increasing the cost of performance;
•	inability to obtain and maintain legal registration status in one or more foreign countries in which we are seeking to do business;
•	failure to obtain the timely award of one or more projects;
•	inability to identify and acquire suitable acquisition targets or to finance such acquisitions on reasonable terms;
•	inability to hire and retain sufficient skilled labor to execute our current work, our work in backlog and future work we have not yet been awarded;
•	inability to execute cost-reimbursable projects within the target cost, thus eroding contract margin and, potentially, contract income on any such project;
•	inability to obtain sufficient surety bonds or letters of credit;
•	inability to obtain adequate financing;
•	loss of the services of key management personnel;
•	the demand for energy moderating or diminishing;
•	downturns in general economic, market or business conditions in our target markets;
•	changes in and interpretation of U.S. and foreign tax laws that impact our worldwide provision for income taxes and effective income tax rate;
•	the potential adverse effects on our operating results if our non-U.S. operations became taxable in the United States;
•	changes in applicable laws or regulations, or changed interpretations thereof, including climate change legislation;
•	changes in the scope of our expected insurance coverage;
•	inability to manage insurable risk at an affordable cost;
•	enforceable claims for which we are not fully insured;
•	incurrence of insurable claims in excess of our insurance coverage;
•	the occurrence of the risk factors listed elsewhere in this Form 10-K or described in our periodic filings with the SEC; and
•	other factors, most of which are beyond our control.
Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the consequences for, or effects on, our business or operations that we anticipate today. We assume no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.
Unless the context requires or is otherwise noted, all references in this Form 10-K to “Willbros”, the “Company”, “we”, “us” and “our” refer to Willbros Group, Inc., its consolidated subsidiaries and their predecessors. Unless the context requires or is otherwise noted, all references in this Form 10-K to dollar amounts, except share and per share amounts, are expressed in thousands.

PART I
Items 1 and 2. Business and Properties
General
We are a provider of services to global end markets serving the oil and gas, refinery, petrochemical and power industries. Our services, which include engineering, procurement and construction (either individually or together as an integrated “EPC” service offering), turnaround, maintenance and other specialty services, are critical to the ongoing expansion and operation of energy infrastructure. Within the global energy market, we specialize in designing, constructing, upgrading and repairing midstream infrastructure such as pipelines, compressor stations and related facilities for onshore and coastal locations as well as downstream facilities, such as refineries. We also provide specialty turnaround services, tank services, heater services, construction services and safety services and fabricate specialty items for hydrocarbon processing units. Our services include maintenance and small capital projects for transmission and distribution facilities for electric and natural gas utilities as well as larger capital projects for renewable power generation and electric transmission projects. We believe our engineering, planning and project management expertise, as it relates to optimizing the structure and execution of a project, provides us with competitive advantages in the markets we serve.
Our near term focus is on the North American markets for natural gas and electric infrastructure. We believe our service offering is well aligned for these markets and that we can generate more attractive risk adjusted returns in North America than in other locations around the world. However, depending upon market conditions and our assessment of an appropriate risk-adjusted return, we may work in developing countries. Through our legacy international pipeline construction business we have constructed approximately 124,000 miles (200,000 kilometers) of pipelines in our history, building a global reputation for performing quality work on time, often under challenging conditions. Having performed work in over 60 countries, we believe our experience gives us a competitive advantage in frontier areas where experience in dealing with project logistics is an important consideration for project award and execution. We complement our pipeline construction market expertise with service offerings to the downstream hydrocarbon processing market, providing integrated solutions for turnaround, maintenance and capital projects for the refining and petrochemical industries. We have performed these downstream services for over 100 refineries in the United States and have experience in certain international markets. We offer our clients full asset lifecycle services and in some cases provide the entire scope of services for a project, from front-end engineering and design to procurement, construction, and commissioning as well as ongoing facility operations and maintenance. Our Utility Transmission & Distribution segment (“Utility T&D”) (acquired with the purchase of the InfrastruX Group), expands our services reach into the transmission and distribution markets for both electricity and natural gas. With operations in the Northeast, South Central and Midwest regions of the United States, and customer relationships established for as many as 50 years, we are positioned to participate in the anticipated electric transmission build-out linking new renewable generation facilities to end markets and in the reliability improvements planned for aging transmission grids. With over 100 years of experience in the global energy infrastructure market, our full asset lifecycle services are utilized by major pipeline transportation companies, exploration and production companies, refining companies, and electric utilities as well as government entities worldwide.
We maintain our headquarters at 4400 Post Oak Parkway, Suite 1000, Houston, TX 77027; our telephone number is 713-403-8000. All significant operations are carried out by the following material direct or indirect subsidiaries:
•	Willbros United States Holdings, Inc.;
•	Willbros Construction (U.S.), LLC;
•	Willbros Canada Holdings ULC;
•	Willbros Downstream, LLC;
•	Wink Engineering, LLC;
•	Willbros Engineers (U.S.), LLC;
•	Willbros Project Services (U.S.), LLC;
•	Willbros Construction Services (Canada) L.P.;
•	Willbros Midwest Pipeline Construction (Canada) L.P.;
•	Willbros Government Services (U.S.), LLC;

•	Willbros Middle East, Ltd.;
•	Willbros (Overseas) Ltd.;
•	The Oman Construction Company (TOCO), L.L.C.;
•	Construction & Turnaround Services (U.S.), L.L.C.;
•	W International Limited;
•	InfrastruX Group, LLC.;
•	Chapman Construction Co., L.P.;
•	Texas Electric Utility Construction, Ltd.;
•	InterCon Construction, Inc.; and
•	Hawkeye, LLC.;
The Willbros corporate structure is designed to comply with jurisdictional and registration requirements and to minimize worldwide taxes. Additional subsidiaries may be formed in specific work countries where such subsidiaries are necessary or useful to comply with local laws or tax objectives.
Our public internet site is http://www.willbros.com. We make available free of charge through our internet site via a link to Edgar Online, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our common stock is traded on the New York Stock Exchange under the symbol “WG”.
In addition, we currently make available on our internet site annual reports to stockholders. You will need to have the Adobe Acrobat Reader software on your computer to view these documents which are in the .PDF format. A link to Adobe Systems Incorporated’s internet site is provided to assist with obtaining this software.
Willbros Background
We are the successor to the pipeline construction business of Williams Brothers Company, which was started in 1908 by Miller and David Williams and eventually became The Williams Companies, Inc., a major U.S. energy company (“Williams”).
In December 1975, Williams elected to discontinue its pipeline construction activities and sold substantially all of the non-U.S. assets and international entities comprising its pipeline construction division to a newly formed, independently owned Panamanian corporation. Ownership of the new privately-held company (eventually renamed Willbros Group, Inc.) changed infrequently during the 1980s and 1990s until an initial public offering of common stock was completed in August 1996.
Having been in business for over 100 years, we have achieved many milestones, which are summarized as follows:

1908	Miller and David Williams form the construction business of Williams Brothers Company.

1915	Began pipeline work in the United States.

1923	First project outside the United States performed in Canada.

1939	Began pipeline work in Venezuela, first project outside North America.

1942-44	Served as principal contractor on the “Big Inch” and “Little Big Inch” War Emergency Pipelines in the United States which delivered Gulf Coast crude oil to the Eastern Seaboard.

1954-55	Built Alaska’s first major pipeline system, consisting of 625 miles of petroleum products pipeline, housing, communications, two tank farms, five pump stations, and marine dock and loading facilities.

1960	Built the first major liquefied petroleum gas pipeline system, the 2,175-mile Mid-America Pipeline in the United States, including six delivery terminals, two operating terminals, 13 pump stations, communications and cavern storage.

1962	Began operations in Nigeria with the commencement of construction of the TransNiger Pipeline, a 170-mile crude oil pipeline.

1964-65	Built the 390-mile Santa Cruz to Sica Sica crude oil pipeline in Bolivia. The highest altitude reached by this line is 14,760 feet (4,500 meters) above sea level.

1965	Began operations in Oman with the commencement of construction of the 175-mile Fahud to Muscat crude oil pipeline system.

1970-72	Built the Trans-Ecuadorian Pipeline, crossing the Andes Mountains, consisting of 315 miles of 20-inch and 26-inch pipeline, seven pump stations, four pressure-reducing stations and six storage tanks. Considered the most logistically difficult pipeline project ever completed at the time.

1974-76	Led a joint venture which built the northernmost 225 miles of the Trans Alaska Pipeline System.

1984-86	Constructed, through a joint venture, the All-American Pipeline System, a 1,240-mile 30-inch heated pipeline, including 23 pump stations, in the United States.

1988-92	Performed project management, engineering, procurement and field support services to expand the Great Lakes Gas Transmission System in the northern United States. The expansion involved modifications to 13 compressor stations and the addition of 660 miles of 36-inch pipeline in 50 separate loops.

1992-93	Rebuilt oil field gathering systems in Kuwait as part of the post-war reconstruction effort.

1996	Listed shares, upon completion of an initial public offering of common stock, on the New York Stock Exchange under the symbol “WG.”

2002	Completed engineering and project management of the Gulfstream project, a $1.6 billion natural gas pipeline system from Mobile, Alabama crossing the Gulf of Mexico and serving markets in central and southern Florida.

2003	Completed an EPC contract for the 665-mile 30-inch crude oil Chad—Cameroon Pipeline Project, through a joint venture with another international contractor.

2007	Completed the sale of our Nigerian interests in February 2007. Acquired Midwest Management (1987) Ltd. (“Midwest”) in July 2007 and Integrated Service Company in November 2007 (renamed Willbros Downstream, LLC (“InServ”) in 2010).

2008	Completed two 36-inch loops in Northern Alberta for TransCanada. This was the first major project in Canada following the Midwest acquisition.

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

2010	Completed a major portion of the Fayetteville Express Pipeline on schedule, 145 miles of 42-inch natural gas pipeline in Arkansas and Mississippi.

Acquired the InfrastruX Group on July 1, 2010, entering the services market for electric transmission and distribution infrastructure.
Business Segments
Prior to the InfrastruX acquisition, we operated through two business segments: Upstream Oil & Gas and Downstream Oil & Gas. These segments operate primarily in the United States, Canada and Oman. On July 1, 2010, we closed on the acquisition of InfrastruX. InfrastruX is a provider of electric power and natural gas transmission and distribution maintenance and construction solutions to customers from their regional operating centers in the South Central, Midwest and East Coast regions of the United States. This acquisition significantly diversifies our capabilities and end markets. The acquired InfrastruX assets and business operations have been designated as a newly established segment: Utility T&D.

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
Our segments are comprised of strategic business units that are defined by the industry segments served and are managed separately as each has different operational requirements and strategies. Management evaluates the performance of each operating segment based on operating income. To support our segments we have a focused corporate operation led by our executive management team, which, in addition to oversight and leadership, provides general, administrative and financing functions for the organization. The costs to provide these services are allocated, as are certain other corporate costs, to the three operating segments.
Through our business segments we have been employed by more than 400 clients to carry out work in over 60 countries. These segments currently operate primarily in the United States, Canada and Oman. Within the past 10 years, we have worked in North America, the Middle East, Africa, and South America. Private sector clients have historically accounted for the majority of our revenue. Governmental entities and agencies have accounted for the remainder. Our top 10 clients were responsible for 49.4 percent of our revenue from continuing operations in 2010 (73.0 percent in 2009 and 65.0 percent in 2008).
See Note 15 — Segment Information in Item 8 of this Form 10-K for more information on our operating segments.
Services Provided
Upstream Oil & Gas
We provide individual engineering, procurement and construction, or fully-integrated EPC, expertise (including systems, equipment and personnel) to design, build or replace large-diameter cross-country pipelines; fabricate engineered structures, process modules and facilities; and build oil and gas production facilities, pump stations, flow stations, gas compressor stations, gas processing facilities, gathering lines and related facilities. We provide a broad array of engineering, project management, pipeline integrity and field services to increase our equipment and personnel utilization. We currently provide these services primarily in the United States, Canada and Oman, and, with our international experience, can enter (or re-enter) individual country markets when conditions there are attractive to us and present an acceptable risk-adjusted return.
Construction Services
Our earliest success was attributed to our focus and execution of upstream infrastructure projects, which we have grown into our current construction offering encompassing pipeline systems, compressor and pump stations, as well as fabrication and ongoing maintenance services, to major upstream customers. In addition to our core upstream infrastructure construction and maintenance competencies, we have developed a wide range of specialty services that allow us to maximize our resource utilization by providing solutions to difficult problems for our clients.
Pipeline Construction. Pipeline construction for both liquids and gas is capital intensive. We own, lease, operate and maintain a fleet of specialized equipment necessary for operations in this business. We prefer targeting construction of large diameter cross-country pipelines in remote areas and harsh climates where we believe our experience gives us a competitive advantage and higher revenue and margins can be achieved. We also perform construction of smaller diameter pipelines, including gathering lines, utilizing dedicated resources appropriately structured to meet the unique cost and execution needs of our customers. In our history, we have constructed approximately 124,000 miles of pipelines, which we believe positions us in the top tier of pipeline contractors in the world. We have developed the expertise to employ automatic welding processes in the onshore construction of large-diameter (greater than 30-inch) natural gas pipelines and have extensive experience using automatic welding processes in the United States, Canada and Oman.
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
Fabrication. Fabrication services can be a more efficient means of delivering engineered, process or production equipment with improved schedule certainty and quality. We provide fabrication services and are capable of fabricating such diverse deliverables as process modules, station headers, valve stations and flare pipes and tips. We currently operate two fabrication facilities in Alberta, Canada, allowing us the opportunity to provide process modules and other fabricated assemblies to the heavy oil market in northern Alberta. In addition, our fabrication facility in Edmonton applies chrome carbide overlay (“CCO”), a process which increases the wear life of pipe used in transporting the bitumen and sand slurry.
Facilities Construction. Companies in the hydrocarbon value chain require various facilities in the course of producing, processing, storing and moving oil, gas, refined products and chemicals. We are experienced in and capable of constructing facilities such as pump stations, flow stations, gas processing facilities, gas compressor stations and metering stations. We provide a full range of services for the engineering, design, procurement and construction of processing, pumping, compression and metering facilities. We are capable of building such facilities onshore, offshore in shallow water or in swamp locations. The construction of station facilities, while not as capital-intensive as pipeline construction, is generally characterized by complex logistics and scheduling, particularly on projects in locations where seasonal weather patterns limit construction options, and in countries where the importation process is difficult. Our capabilities have been enhanced by our experience in dealing with such challenges in numerous countries around the world.
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
Natural Gas Transmission Systems. We believe we have established a strong position as a leading supplier of project management and engineering services to natural gas pipeline transmission companies in the United States. Since 1988, we have provided engineering services for over 20 major natural gas transmission projects in the United States, including the Gulfstream Natural Gas System and both Phase I and Phase II of the Guardian Pipeline Project.
Liquids Pipelines and Storage Facility Design. We have engineered a number of crude oil and refined petroleum products systems throughout the world, and have become recognized for our expertise in the engineering of systems for the storage and transportation of petroleum products and crude oil. In 2001, we provided engineering and field services for conversion of a natural gas system in the mid-western United States, involving over 797 miles of 24-inch to 26-inch diameter pipeline to serve the upper Midwest with refined petroleum products. In 2003, we completed EPC services for the expansion of a petroleum products pipeline to the Midwest involving 12 new pump stations, modifications to another 13 pump stations and additional storage. In 2009, we completed an engineering, procurement, construction management project for a gas liquids pipeline system in the United States from Wyoming to Kansas.
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

Environmental Impact of River Crossings/Wetlands. We have considerable capability to design pipeline crossings of rivers, streams and wetlands in such a way as to minimize environmental impact. We possess expertise to determine the optimal crossing techniques, such as open cut, directionally-drilled or overhead, and to develop site-specific construction methods to minimize bank erosion, sedimentation and other environmental impacts.
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
Procurement Services. Because procurement plays a critical part in the success of any project, we maintain an experienced staff to carry out the procurement of all materials and services. Procurement services are provided to clients as a complement to the engineering services performed for a project. Material and services procurement is especially critical to the timely completion of construction on the EPC contracts we undertake. We maintain a computer-based material procurement, tracking and control system, which utilizes software enhanced to meet our specific requirements.
Pipeline Integrity Testing, Management & Maintenance. In addition to the capital projects discussed above, we also offer our considerable upstream infrastructure construction expertise to our clients through our management and maintenance (“Manage & Maintain”) offerings. This allows us to support our clients with our EPC, engineering, procurement or construction capabilities on a recurring basis through alliance agreements whereby we will be the provider of program development, project management, design, engineering, geographic information systems (“GIS”), integrity and maintenance services with respect to existing pipeline systems. In 2009, we entered into our most significant alliance agreement with NiSource Gas Transmission & Storage (“NGT&S”), a unit of NiSource Inc. (NYSE: NI). We believe this form of alliance, which includes participation in the development of the annual NGT&S capital, maintenance, GIS and integrity programs, will yield significant benefits to both parties and serve as a model for future work, much of which is currently performed by our customers.
EPC Services
EPC projects often yield profit margins on the engineering and construction components consistent with stand-alone contracts for similar services; however, the benefits from performing EPC projects include the incremental income associated with project management and the income associated with the procurement component of the contract. Both of these income generating activities are relatively low risk compared with the construction aspect of the project. In performing EPC contracts, we participate in numerous aspects of a project and are, therefore, able to determine the most efficient design, permitting, procurement and construction sequence for a project in connection with making engineering and constructability decisions. EPC contracts enable us to deploy our resources more efficiently and capture those efficiencies in the form of improved margins on the engineering and construction components of these projects, at the same time optimizing the overall project solution and execution for the client. While EPC contracts carry lower margins for the procurement component, the increased control over all aspects of the project, coupled with competitive market margins for engineering and construction portions makes these types of contracts attractive to us and, we believe, to our customers.
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

Downstream Oil & Gas
We provide integrated, full-service specialty construction, turnaround, repair and maintenance services to the downstream energy infrastructure market, which consists primarily of major integrated oil companies, independent refineries, product terminals and petrochemical companies. We also provide services to select EPC firms, independent power producers, government entities, specialty process facilities and ammonia and fertilizer manufacturing plants and facilities. We provide these services primarily in the United States; however, our experience includes international projects. Our principal services include:
•
construction, maintenance and turnaround services for downstream facilities, including revamp/reconditioning of fluid catalytic cracking (“FCC”) units, one of the main process units in a refinery, which have three to five year required maintenance intervals in order to maintain production efficiency;

•	manufacturing services for process heaters, heater coils, alloy piping, specialty components and other equipment for installation in oil refineries;
•	heater services, including design, manufacture and installation of fired heaters in refining and process plants;
•	tank services for construction, maintenance or repair of petroleum storage tanks, typically located at pipeline terminals and refineries;
•	safety services for supplementing a refinery’s safety personnel, permitting, procedures and providing safety equipment;
•	government services through building and managing fueling depots and other fueling systems; and evaluating, maintaining and building petroleum, oil and lubricant (“POL”) facilities;
•	multi-disciplinary engineering services to clients in the petroleum refining, chemicals and petrochemicals and oil and gas industries; and
•	EPC services through program management and EPC project services.
Construction, Maintenance and Turnaround Services. When performing a construction and maintenance project as part of a refinery turnaround, detailed planning and execution is imperative in order to minimize the length of the outage, which can cost owners millions of dollars in downtime. Our experience includes successful turnaround execution on the largest, most complex FCC units. Our record in providing a construction-driven approach with attention to planning, scheduling and safety places us at the forefront of qualified bidders in North America for work on FCC units and qualifies us for most turnaround projects of interest. These services include refractory services, furnace re-tube and revamp projects, stainless and alloy welding services and heavy rigging and equipment setting. The skills and experience gained from our turnaround performance is complementary to our construction services for new units, expansions and revamp projects.
Manufacturing Services. We have manufacturing facilities with specialty welding and plate cutting and rolling capabilities located on two sites in the Tulsa, Oklahoma area, with easy access to truck, rail, air and river barge transportation through the inland most ice-free port in the United States, the Kerr-McClellan Navigation System. Specialty equipment that can be fabricated includes FCC components, reactors and regenerators, refractory, process heater coils and components, and process piping spools (alloy and carbon steel). Our Mohawk facility consists of 150,000 square feet of manufacturing space, which includes significant convection section fabrication capacity and which also allows us to fabricate process heaters and furnace components. We believe our ability to combine the quality fabrication and timely manufacturing of these components is complementary to other services we provide and offers a competitive advantage for us.
Heater Services. As a vertically-integrated provider of process heater services in North America, we can perform engineering studies; process, mechanical, structural and instrumentation and electrical design; fabrication and manufacture; and installation and erection of fired heaters in a one-stop shop. We also specialize in modifications to existing fired heaters for expanded service or process improvement.

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
Safety Services. We provide both safety services and equipment to support the safety and quality requirements of our clients. We can provide safety supervisors, confined space and fire watch services, confined space rescue and training, safety planning services, technicians, training, drug screening and medical personnel. Our safety services also include safety service vehicles to support the services offered and to provide necessary equipment, including first aid equipment, fire retardant clothing, fall protection equipment, fresh air equipment, gas detectors and breathing air supply trailers. We are an authorized dealer for fire-retardant and Nomex® safety clothing and a variety of equipment lines.
U.S. Government Services. We provide government services, primarily in building and managing fueling systems. Since 1981, we have established our position with U.S. government agencies as a leading engineering contractor for jet fuel storage as well as aircraft fueling facilities, having performed the engineering for major projects at eight U.S. military bases, including three air bases outside the United States. The award of these projects was based largely on contractor experience and personnel qualifications. In the past 10 years, we have also won six “Design-Build-Own-Operate-Maintain” projects to provide fueling facilities at military bases in the United States for the U.S. Defense Energy Support Center. From time to time we add additional features to these facilities such as tanks and pumps for alternative fuels. In 2009, we were selected as a contractor by the U.S. Navy’s Naval Facilities Engineering Command (“NAVFAC”). We compete for task orders under the Engineering Service Center’s multiple-award Indefinite Delivery, Indefinite Quantity (“IDIQ”) contract for assessments, inspections, repair and construction services for POL systems at U.S. Navy locations worldwide. The total contract value is up to $350 million. In August 2010, the NAVFAC awarded Willbros Government Services five separate task orders under its global $350 million IDIQ construction and construction services contract for POL fuel systems. The task orders include various inspections, construction and repair at Eielson Air Force Base, AK; Misawa Air Force Base, Japan; Naval Air Station Oceana, Virginia Beach, VA; Naval Support Activity, Panama City, FL; and Naval Air Weapons Station, China Lake, CA. The work began in August and is scheduled for completion in early 2011. We continue to compete for additional task orders under this IDIQ contract.
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
Our comprehensive services include, among others:
•	project development, conceptual design, front-end engineering and feasibility studies;
•	project engineering services;
•	definitive design and drafting services;
•	project management, estimating, scheduling and controls;
•	turnkey EPC arrangements;
•	field engineering and construction liaison services;
•	material and services procurement;
•	planning and management of maintenance programs; and
•	topographic, hydrographic and engineering as-built surveying, including the establishment of rights-of-way for public utilities and industrial uses.
These services are furnished to a number of oil, gas, power, refining and government clients on a stand-alone basis, as well as part of EPC contracts undertaken by us.

EPC Services. The refining and process industries strive to minimize costs through operating efficiencies and hiring experienced process engineering as needed. It is often more cost effective to engage a contractor to oversee and manage the planning, engineering, procurement, installation and commissioning of new capacity additions, revamps or new process units to support the need to meet new refining or manufacturing specifications. Our experience and capability covers the breadth of all process units in a refinery allowing us to offer clients a single source solution for expansion and revamp programs. We seek to do this in the most efficient, competitive manner and supply both our own personnel and supplemental services of other contractors as needed.
Utility T&D
We provide a wide range of services in electric power and natural gas transmission and distribution, which include comprehensive maintenance and construction, repair and restoration of utility infrastructure.
Electric Power T&D Services
We provide a broad spectrum of overhead and underground electric power T&D services, from the maintenance and construction of high-voltage transmission lines to the installation of local service lines and meters.
Electric Power Transmission and Substation. We maintain and construct overhead and underground transmission lines up to 500-kV. Overhead transmission services include the installation, maintenance and repair of transmission structures involving wood, concrete, steel pole and steel lattice tower configurations. Underground transmission services include the installation and maintenance of underground transmission cable and its associated duct, conduit and manhole systems. Electric power transmission also includes substation services, which involve the maintenance, construction, expansion, calibration and testing of electric power substations and components. We subcontract related electric power design and engineering work if required.
Electric Power Distribution. We maintain, construct and upgrade underground and overhead electric power distribution lines from 34.5-kV to household voltage levels. Our services encompass all facets of electric power distribution systems, including primary and secondary voltage cables, wood and steel poles, transformers, switchgear, capacitors, underground duct, manhole systems, residential and commercial and electric meter installation.
Emergency Storm Response. Our nationwide emergency storm response capabilities span both electric power transmission and distribution systems. We provide storm response services for our existing customers (“on-system”) as well as customers with which we have no ongoing Master Service Agreement (“MSA”) relationships (“off-system”). Typically with little notice, our crews deploy nationally in response to hurricanes, ice storms, tornadoes, floods and other natural disasters which damage critical electric T&D infrastructure. Some notable examples of major emergency storm response deployments in 2008 include the rebuilding of electric power distribution systems damaged by Hurricane Gustav in Louisiana, Hurricane Ike in Texas and ice storms in New England.
Cable Restoration and Assessment. In the U.S. and internationally, we offer two complementary services for the restoration and assessment of underground power cables to utilities:
•
CableCURE® is a proprietary process for the restoration of aged underground electric power cables. Using the process, we inject silicone-based CableCURE® fluid into electrical cables at a transformer or other termination point while the lines remain energized. The fluid extends the life of electric power cables by creating a barrier to moisture and repairs and prevents damage caused by water treeing (a type of progressive failure of the insulation caused by water absorption). We perform initial testing to determine if the cable can be treated using CableCURE® technology, treat cables that we determine are good candidates and often provide replacement services for those that are not. We have a worldwide exclusive license for this technology from Dow Corning, which holds the patents on the CableCURE® fluid. We also hold a number of patents on certain of the materials associated with the treatment process including Dimethyldibutoxysilane fluid developed by UtilX Corporation. We have injected over 17,000 miles of cable to date backed by a 20 year warranty.

•
CableWISE® is a proprietary, non-destructive online electrical system-condition assessment process that enables electric power utilities and a wide range of commercial and industrial facilities to evaluate the condition of cable systems, transformers and switchgear. Knowing a cable system’s weaknesses enables owners, asset managers and reliability engineers to be proactive in finding and fixing problems before they cause outages. We hold the patent and trademark to CableWISE®.

Natural Gas T&D Services
We provide a full spectrum of natural gas T&D services, from the maintenance and construction of large diameter transmission pipelines through the installation of residential natural gas service.
Natural Gas Transmission. We construct, maintain and upgrade steel natural gas transmission pipelines in diameters up to 42 inches. Our services include right-of-way clearing, trenching, transporting, welding and laying pipe, post-construction testing and restoration. We construct and maintain upstream gathering systems, including well connects and compressor stations, for our natural gas and, to a lesser extent, oil industry customers. While most of our projects have been in support of natural gas transmission, we have also constructed, maintained and upgraded pipelines for transportation of other gases and liquids. Additionally, we offer other complementary services, including pipeline integrity assessments, hydrostatic testing, cathodic protection and spill remediation.
Natural Gas Distribution Pipeline. We construct, maintain and upgrade natural gas distribution pipelines. Our services include trenching, transporting, welding or fusing and laying pipe, post-construction integrity testing, site restoration and meter setting.
Specialty Services
We also provide other specialty services to customers nationwide. These services include:
•
Utility-line Locating. Our crews locate underground electric power, gas, telecom, water, cable and sewer utilities prior to excavation. Our locating services sometimes require a physical visit to the location whereby our employees will locate and mark utility infrastructure. In other cases we are able to provide the excavating party a clearance to dig without having to physically visit the location.

•
Stray Voltage and Gas Leak Detection. Our crews test for stray voltage and gas leaks in areas where these problems are suspected. Stray voltage typically arises through a failure to properly ground electrical equipment and may result in injury to the public. Similarly, gas leaks often occur as a result of the deterioration of gas distribution infrastructure.

•
Large-Bore Horizontal Directional Drilling (HDD). We provide HDD services nationwide with a total of five large-bore directional drills ranging from 220,000 to one million pounds of pullback force. These HDD rigs are typically deployed in support of large pipeline construction projects as well as underground crossings of environmentally sensitive areas and can be deployed on projects throughout North America.

•
Telecommunications. Our crews install and maintain overhead and underground telecommunications infrastructure, including conventional telephone cables, fiber optic installation cables, fiber to the premises (commonly referred to as FTTP), cellular towers, broadband-over-powerline and cable television lines.

•	Other. On a limited basis, we also offer certain commercial electric power, environmental remediation, water and sewer and civil construction services.
Current Market Conditions
We continue to advance our strategic objective of becoming a more diversified, global engineering and construction company delivering discrete and integrated engineering, procurement, construction, program management, maintenance and life cycle extension solutions tailored to the needs of our customers. The economic challenges over the past two years appear to be abating and we believe the long term fundamentals continue to support increased activity in the industries we serve. However, near term uncertainties may continue to impact capital and maintenance expenditure decisions of our customers in 2011. Inquiry levels in all three segments of our business have improved over the past two quarters, and contract awards have risen, but not to a level that corresponds to the increase in inquiries. The level of uncertainty around new projects and investments in our markets has diminished, but we continue to be challenged to forecast future impacts on our business, particularly with respect to timing.

Upstream Oil & Gas
In the Upstream Oil & Gas segment, we believe additional pipeline infrastructure build-out is required to meet requirements from drilling activities that began years ago in the prolific natural gas shale and other unconventional gas plays in North America. Record levels of natural gas storage in the United States have receded in the winter months of 2010, and, despite depressed industrial demand, we continue to see new investment by major integrated oil companies, such as ExxonMobil, in North American shale gas plays. Historically, our upstream business is characterized by larger, complex projects which evolve over time as engineering and environmental studies and regulatory filings precede actual construction. The high levels of activity in the shale plays in North America are led by exploration and production companies and we believe a shift in our customer base is underway as more capital flows into field development, gathering systems and lateral line development. We anticipate that one consequence of this shift will be more projects of smaller scope and scale. We expect our customers to place more emphasis on local presence, integrated service delivery and flexible response to projects with short timelines and urgent completion dates. We believe the build-out of large diameter cross country pipeline systems has outpaced the smaller lines and field infrastructure and that the market will reflect less activity for large diameter projects. Delays of certain major projects anticipated to be underway in 2011 have also caused us to view the smaller, regional projects as a larger part of the market for our services going forward, particularly in 2011. We expect bidding for projects in 2011 to be highly competitive, but we also believe our pricing, and, therefore, our value proposition, will enable us to win work with appropriate risk-adjusted margins.
As pipeline system owners seek ways to decrease their maintenance and system integrity costs, we believe there are opportunities to expand our Manage & Maintain services beyond the current alliance with NiSource. We believe, over time, other owners will consider outsourcing Manage & Maintain activities to expert service providers such as ourselves in order to focus on their core competencies and strategic objectives. Additionally, we expect the outcome of these programs to create more opportunities for our specialty services offering, which provides services related to the operation, repair and rehabilitation of pipelines and other hydrocarbon processing facilities.
Markets in Canada, driven by activity related to the oil sands reserves, should continue to attract capital as a result of the perceived low political risk and higher crude prices. We have begun to see large capital projects, such as Imperial’s Kearl Oil Sands, Suncor’s Firebag and Canadian Natural Resources’ Horizon expansion, reinitiated in Western Canada as a result of more favorable economics related to lower input prices, primarily steel and labor, and increased crude prices. There has been margin pressure on services associated with the obligatory maintenance for oil sands production, and owners are seeking cost savings. We believe our understanding of our customers’ needs allows us to identify mutual cost savings and as such provides increased opportunities for us to deliver solutions that align with their expectations.
We believe that our successful business model in Oman, where we have been active and profitable since 1965, is a viable business model that we can leverage to establish a commercial presence in other Middle East locations, but current unrest in North Africa and the Middle East reinforces our focus on North America. Our investment in establishing a presence in Libya, while resulting in contract awards, did not yield any notice to proceed on the subject awards and we exited this market at the end of 2010.
Green initiatives may present market opportunities to evaluate certain sequestration and transportation projects (for example, carbon dioxide pipelines) as government policy supports environmental projects through initiatives and grants.
Downstream Oil & Gas
We believe the current business environment dictates additional reduction in refinery capacity which will ultimately increase utilization rates, leading to improved economics for the remaining market participants. It is our expectation that, with improved utilization rates and recovery in product demand, the refining industry will resume investments in capital projects not only to maintain and improve process efficiency, but also to address expectations for more stringent regulatory requirements and shifting crude compositions. We believe our integrated services offering, enhanced by the acquisition of our Downstream engineering unit, favorably positions us to participate in this expected increase in small, high return capital projects. The timing of the anticipated recovery of the small capital projects market remains uncertain and we have reduced our costs in this segment to enhance our returns in a tight market. We believe we can sustain the level of performance generated in the past two quarters until the industry improves its utilization rates and refining margins. For 2011, we expect a turnaround and maintenance services market similar to that experienced in 2010, with similar levels of activity and risk of delays and cancellations.

Our government services business is benefiting from increased management focus as highlighted by our selection as a contractor by the U.S. Navy on the NAVFAC IDIQ contract, allowing us to compete for $350 million in task orders for petroleum, oil and lubricants maintenance and rehabilitation assignments. This contract is now in the second of a three year term and we anticipate additional opportunities from our government services group, particularly in the area of fuels storage and handling which aligns with our relevant experience.
Utility T&D
We believe we are entering a period of substantial activity in the electric transmission construction market in the United States. Over 16,000 miles of new electric transmission lines are planned for the five year period ending in 2015. We are confident our experience and management tools used to manage for the growth we experienced in our legacy pipeline construction business will enable us to take full advantage of this anticipated opportunity. Our alliance with Oncor, which is expected to provide over $500 million in construction assignments to us on the Texas Competitive Renewable Energy Zones (“CREZ”) transmission line construction work committed to Oncor over the next three years, gives us the opportunity to bring these skills and tools into our new segment and to expand our capability and capacity to compete for and perform construction projects in this burgeoning market. We also believe we are well-positioned in the Northeast to gain more experience and further enhance our qualifications to perform major transmission line construction in this region, exemplified by recent additions to backlog for transmission line construction in Maine. Our electric distribution business is still hampered by the downturn in new housing starts, but we believe this business has troughed, although the pace of recovery is still uncertain. According to at least one infrastructure research report, the market fundamentals indicate a capacity shortage for transmission construction could develop in the next two years, followed by a similar shortage for electric distribution construction.
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
Our Values
We believe the values we adhere to as an organization shape the relationships and performance of our company. We are committed to strong Leadership across the organization to achieve Excellence, Accountability and Compliance in everything we do, recognizing that Compliance is the catalyst for successfully applying all of our values. Our core values are:
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
We believe that adhering to and living these values will result in a high performance organization which can differentiate itself and compete effectively, providing incremental value to our customers, our employees and all our stakeholders.
Our Strategy
We work diligently to apply these values every day and use them to guide us in the development and execution of our strategy which we believe will increase stockholder value by leveraging the full resources and core competencies of an integrated Willbros business platform. Key elements of our strategy are as follows:
Stabilize the Revenue Stream with Recurring Services
We believe increasing the level of revenue generated by recurring services will make our business model more predictable and allow us to reduce our dependence on large capital projects which are more cyclical in nature. Additionally, we believe a more stable revenue stream will enable us to profitably scale our offerings to match changing market conditions. To that end, we have emphasized our Manage & Maintain service offering and continue to pursue new alliances with owner/operators of major infrastructure facilities, whereby we provide core teams of engineers and project managers having the ability to flex with the engineering and project management needs of the client. Our July 2010 acquisition of InfrastruX also significantly increases our recurring services component through the high level of revenue generated by Master Service Agreements (“MSAs”), which account for 77 percent of revenue generated by our Utility T&D segment.
Focus on Managing Risk
We have implemented a core set of business conduct practices and policies that have fundamentally improved our risk profile. Examples include diversifying our service offerings and end markets to reduce market specific exposure, and focusing on contract execution risk starting with our opportunity review process and ending at job completion. In today’s economic environment, acknowledging the importance of risk management is paramount to success. It is emphasized throughout our organization and covers all aspects of a project from strategic planning and bidding to contract management and financial reporting.
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

While our operations are currently concentrated in North America, we have examined the markets for opportunities to further diversify our geographic footprint into international markets that provide attractive risk-adjusted returns. We have concluded that North America continues to offer the most attractive risk-adjusted returns at this time. Our extensive international experience remains a differentiator for us and we will continue to selectively consider international opportunities.

•
Maintain a conservative contract portfolio and limit contract execution risk. While we will continue to pursue a balanced contract portfolio, current market dynamics indicate our U.S. pipeline operations, as well as other service offerings, are in a much more competitive period, characterized by competitive pricing and more fixed price contracts. We believe our fixed price execution experience, our recent initiatives to realign our cost structure to the rapidly changing market, our improved systems and our ongoing focus on risk management provide us a competitive advantage versus many of our competitors. We prefer to maintain a risk-limited project portfolio.

•
Configure operating segments to minimize market risk. We have recognized and responded to shifts in the markets addressed by both our Upstream Oil & Gas and Downstream Oil & Gas segments by reducing equipment and personnel levels to hold certain resources, key teams and skill sets and maximize their chargeability, keeping in mind future opportunities and commitments. We are currently addressing our Utility T&D segment and corresponding requirements as we have previously done with our other two segments.

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
We have pursued selective acquisitions to complement our organic expansion strategies and to reduce our dependence on the cyclical large-diameter cross-country pipeline construction market. We began this process in 2007 with the InServ and Midwest acquisitions that expanded our service offerings as well as the geographies where we deliver those services. Our July 2007 acquisition of Midwest significantly enhanced our presence in mainline pipeline construction in Western Canada. Our November 2007 acquisition of InServ complemented our service offerings to our traditional market of engineering and construction services in the midstream hydrocarbon transportation industry. In July 2009, our acquisition of the engineering business of Wink Companies, LLC (“Wink” or “Downstream engineering business unit”), when combined with our existing downstream offering, created a platform to provide integrated EPC services to the downstream market, mirroring our upstream capabilities. More recently, on July 1, 2010, we closed on the acquisition of InfrastruX, an electric power and natural gas transmission and distribution contractor with service delivery capabilities from regional operating centers based primarily in the South Central, Midwest and East Coast energy corridors. We believe this acquisition gives us a viable position in the large and fast growing market for electric transmission infrastructure as well as completing our capability to provide fully integrated services from engineering through construction and integrity services for the full spectrum of natural gas transmission and distribution. Our near term focus will be on integration and optimization of this transformational acquisition. We take a long term perspective on acquisitions which we believe will build strong, diversified platforms to drive future stockholder value.
Maintain Financial Flexibility
Maintaining the financial flexibility to meet the material, equipment and personnel needs to support our project commitments, as well as the ability to pursue our expansion and diversification objectives, is critical to our growth. We view financial strength and flexibility as a fundamental requirement to fulfilling our strategy. As of December 31, 2010, we had cash and cash equivalents of $141,101. On July 1, 2010, and as part of the transaction financing for the acquisition of InfrastruX, we entered into the 2010 Credit Agreement that provides for a $475,000 senior secured credit facility consisting of a four-year $300,000 Term Loan and a three year revolving credit facility of $175,000. The 2010 Credit Agreement replaces our three-year $150,000 senior secured credit facility, which was scheduled to expire in November 2010. On March 4, 2011, we amended our 2010 Credit Agreement (the “Amendment”). The Amendment allows us to make certain dispositions of equipment, real estate and business units. In most cases, proceeds from these dispositions would be required to pay down the existing Term Loan made pursuant to the Credit Agreement. Financial covenants and associated definitions, such as Consolidated EBITDA, were also amended to permit us to carry out our business plan and to clarify the treatment of certain items. We have agreed to limit our revolver borrowings under the Credit Agreement to $25,000, with the exception of proceeds from revolving borrowings used to make any payments in respect of our Convertible Senior Notes until our total leverage ratio is 3.0 to 1 or less. However, the Amendment does not change the limit on obtaining letters of credit. The Amendment also modifies the definition of Excess Cash Flow to include proceeds from the TransCanada Pipeline Arbitration, which would require us to use all or a portion of such proceeds to further pay down the Term Loan in the following fiscal year of receipt.

Leverage Core Service Expertise into Additional Full EPC Contracts
Our core expertise and service offerings allow us to provide our customers with a single source EPC solution which creates greater efficiencies and benefits both our customers and our company. We believe our upstream EPC and our downstream EPC, which are focused on small to mid-sized capital projects, are relatively unique in our respective markets, providing us with a competitive advantage in providing these services. In performing integrated EPC contracts, we often perform front-end engineering and design services while establishing ourselves as overall project managers from the earliest stages of project inception and are, therefore, better able to efficiently determine the design, permitting, procurement and construction sequence for a project in connection with making engineering decisions. Our customers benefit from a more seamless execution; while for us, these contracts often yield consistent profit margins on the engineering and construction components of the contract compared to stand-alone contracts for similar services. Additionally, this contract structure allows us to deploy our resources more efficiently and capture the engineering, procurement and construction components of these projects. The acquisition of Wink enabled us to provide EPC services to the downstream market, thus mirroring our upstream capabilities.
GEOGRAPHIC REGIONS
We operate globally, but have concentrated our operations in recent years on certain markets in North America and the Middle East. Our continuing operations contract revenue by geographic region for recent years is shown in the following table:

	Year Ended December 31,
	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
Contract Revenue
United States	$924,590	77.5%	$939,985	74.6%	$1,440,239	75.3%
Canada	193,841	16.3%	254,420	20.2%	387,498	20.3%
Oman	73,589	6.2%	65,368	5.2%	84,967	4.4%
Other	392	0.0%	—	0.0%	—	0.0%

Total	$1,192,412	100.0%	$1,259,773	100.0%	$1,912,704	100.0%

United States
Upstream Oil & Gas — We believe that the United States will continue to be an important market for our services. Pipeline infrastructure demand in the United States is currently driven by unconventional natural gas and Canadian oil sands development. The February 2011 Oil & Gas Journal survey of planned worldwide pipeline construction indicates planned projects, for 2011 and beyond, in the United States and Canada, of nearly 13,000 miles, a decrease of approximately 31 percent from 2010. Proposal activity, a leading indicator for large diameter pipeline construction has plateaued, and, while we are actively pursuing a similar dollar volume of projects as at the end of 2009, the market is comprised of more and smaller contracts, with less large diameter work being offered. Our acquisition of InfrastruX in July 2010 adds complementary small pipe gathering and field infrastructure capabilities and extends our service reach to the city gate and into the gas distribution market. The acquisition also gives us regional presence in the active shale plays in the Northeast, South Central and Southwest markets for natural gas and liquids infrastructure. Based on inquiries and announced projects, we anticipate the number of miles constructed will be down again in 2011. It is uncertain that any increase will be noted in 2012 or 2013. Additionally, we can observe that the industry has returned to more seasonal patterns of execution from early spring to late fall, which will compress project activity into a nine-month period.
In the current environment, oil and gas energy producers appear to be focusing development budget spending on preserving acreage that must be drilled and exploiting those areas which offer more oil and gas liquids production, given the great disparity in oil and gas prices. This implies that near term activity will be greater in the “oilier” shale plays such as the Eagle Ford, Niobrara and Bakken, hence our strategic initiative to devolve our U.S. construction model to one of more regionally dispersed resources. With natural gas now viewed as cheap and abundant, we expect to see more opportunities to participate in gas fueled electric generation projects, particularly to replace retiring coal plants. While liquefied natural gas (“LNG”) appears to be disadvantaged in the current North American market, there could be opportunity to participate in LNG export projects going forward. Environmental concerns will likely continue to require careful, thorough and specialized professional engineering and planning for all new facilities within the oil, gas and power sectors. Furthermore, the demand for replacement and rehabilitation of pipelines is expected to increase as pipeline systems in the United States approach the end of their design lives and population trends influence overall energy distribution needs. Our Manage & Maintain service offering, which focuses on pipeline systems maintenance and integrity could benefit from increased regulatory scrutiny of aging pipeline systems. We are recognized as an industry leader in the United States for providing project management, engineering, procurement and construction services. We maintain a staff of experienced management, construction, engineering and support personnel in the United States. We provide these services through engineering offices located in Denver, Colorado, Tulsa, Oklahoma, Kansas City, Missouri, and Houston, Texas. Construction operations based in Houston, Texas, with regional offices in the major shale plays, provide the majority of construction services in the United States.

Downstream Oil & Gas — The United States remains the primary market for our downstream oil and gas services. With a nationwide reach, we have experience serving over 100 of the operable refineries in the country. While capital budget reductions and project delays invoked by our customers have diminished spending on capital construction projects of the type performed by our Downstream Oil & Gas segment, many of our services are less dependent upon capital expenditures. In particular, turnaround and maintenance projects are performed on a more routine basis and are typically less susceptible to fluctuations in hydrocarbon prices, although many of these projects were delayed in the difficult environment of the past year. With the Clean Air Act of 1990 pushing the refining industry to meet stringent limitations on the sulfur content in gasoline fuels, Downstream Oil & Gas benefited from the influx of Clean Fuels projects from 2000 to 2005. We expect a similar scenario in the next few years, as refiners will be required to meet other mandates by the Environmental Protection Agency (“EPA”), including reducing the sulfur content level in diesel fuels and reducing the benzene content in other motor fuels; however, forecasting the timing of such projects remains challenging. Many U.S. refinery operators have delayed their maintenance and turnaround projects to the extent possible, and, while we believe certain facilities have reached the limit on delays due to both safety and operational considerations, last minute delays and cancellations are still possible in an uncertain business environment. We believe we have successfully rationalized our downstream model to be competitive and to operate profitably in this tight market. Our integrated service offering, led by our downstream engineering group, should position us for an anticipated improvement in the small capital project market, although the timing of the anticipated improvement remains uncertain. The storage tank market does offer a bright spot as we have seen an increase in both the number and size of inquiries over the past two quarters.
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
Utility T&D — Our acquisition of InfrastruX in July 2010 gives us presence and relevant experience in the electric transmission and distribution markets, particularly in the Northeast and Southwest. In the Northeast we provide both transmission and distribution maintenance and construction services and have recently increased our visibility with contract awards in Maine for transmission line construction and in New York for solar powered generation plant construction. We believe continued focus on system reliability will provide additional transmission line construction opportunities in this region and the large base of both transmission and distribution infrastructure in place affords recurring services work under existing MSAs. In the Southwest, our model is anchored by our alliance agreement with Oncor. Under this agreement, we are the preferred contractor for the construction of Oncor’s portion of the CREZ work that is scheduled to be completed in 2013. We expect this assignment to generate over $500 million in construction revenue for our Utility T&D segment over the next three years. Our Utilty T&D segment also participates in regional markets through offices in the Midwest and provides specialty electric cable restoration services through its Utilx business unit. We believe we are entering a period of substantial activity in the electric transmission construction market in the United States.
Canada
Rapid declines in global oil prices since mid-2008, following significant cost escalations in the 2006-2008 period, increased uncertainty regarding the near term economic viability of many investments in the oil sands region of northern Alberta, Canada. As a result, many key participants in the region reduced capital expenditure plans during 2009 and, in some cases, delayed significant capital projects. However, the Canadian Energy Research Institute projections forecast investment by the end of 2020 in excess of Cdn $180 billion. Installed capacity, combined with ongoing investment, offers prospective fabrication and installation work as well as maintenance opportunities. Additionally, several options are under consideration with respect to transporting processed crude oil or unrefined bitumen to markets in the United States and Asia via export pipelines from the region. Unconventional shale gas and oil is also expected to drive additional infrastructure needs as the Bakken, Horn River and Muskwa shale plays are developed. Unrest in North Africa and the Middle East has caused oil prices to rise above $100/bbl in early 2011. Uncertainty and political risk are expected to result in additional investment and projects in the oil sands in Canada. Our construction, fabrication and maintenance services in Canada are provided primarily through facilities and resources located in Ft. McMurray and Edmonton, Alberta, where we maintain fabrication facilities. These facilities include capabilities for CCO to reduce erosion in transmission piping. CCO is a process of cladding pipe to withstand the highly abrasive bitumen sand slurry transported from mining sites to separation facilities. We also expect to have opportunities to participate in the expansion of storage tank capacity, which is required to support expansion of production in the oil sands. Our pipeline construction assets in Canada have visibility through the first quarter of 2012 and at December 31, 2010, were fully utilized with three major projects underway.

Middle East
Our operations in the Middle East date back to 1948. We have worked in most of the countries in the region, with particularly heavy involvement in Kuwait, Oman and Saudi Arabia. Currently, we have ongoing operations in Oman, where we have been continuously active for more than 45 years. We maintain a fully staffed facility in Oman with equipment repair facilities and spare parts on site and offer construction expertise, repair and maintenance services, engineering support, oil field transport services, materials procurement and a variety of related services to our clients. We believe our presence in Oman and our experience throughout the region will enable us to successfully win and perform projects in this region. We have evaluated the opportunities in the Middle East and determined that we should focus our efforts on continued development of our operations in Oman and the extension of that expertise and capability into the markets in Bahrain and the United Arab Emirates, although current unrest in the region may preclude near-term expansion out of Oman. The recent discovery by PDO in Oman of 1 billion barrels of oil in place near the al-Ghubar field represents additional market opportunity.
Africa
Africa has been, over time, an important strategic market for us. We will continue to evaluate it among our international opportunities. Due to delays and the identification of other more attractive opportunities, we exited the Libyan market at the end of 2010.
Asia-Pacific
In Australia, our project-specific joint venture with Nacap, a well-known international pipeline contractor, to leverage our complementary capabilities and experience was unsuccessful in the pursuit of multiple large diameter pipeline EPC opportunities associated with proposed large coal seam methane to LNG developments. We currently do not have any identified attractive prospects in this region, but will entertain and evaluate any that arise.
South America
The political situation in several South American countries remains uncertain, and projects in these countries continue to be delayed. Because the governments of these countries continue to pursue agendas which include nationalization and/or renegotiation of contracts with foreign investors, we view these markets as having limited opportunities, but we consider opportunities on a case by case basis.
Backlog
In our industry, backlog is considered an indicator of potential future performance because it represents a portion of the future revenue stream. Our strategy is focused on backlog additions and capturing quality backlog with margins commensurate with the risks associated with a given project.
Backlog broadly consists of anticipated revenue from the uncompleted portions of existing contracts and contracts whose award is reasonably assured. Historically, our backlog has only included estimated work under MSAs for a period of 12 months or the remaining term of the contract, whichever is less. However, with the July 2010 acquisition of InfrastruX, we gained a significant alliance agreement with Oncor. Under this agreement, we are the preferred contractor for the construction of Oncor’s portion of the CREZ work that is scheduled to be completed in 2013. We expect this assignment to generate over $500 million in construction revenue for our Utility T&D segment over the next three years. With this as the primary catalyst, we have updated our backlog presentation to reflect not only the 12 month estimate, but also the full-term value of the contract as we believe that this information is helpful in providing additional long-term visibility. We determine the amount of backlog for work under ongoing maintenance contracts, or MSAs, by using recurring historical trends inherent in the MSAs, factoring in seasonal demand and projecting customer needs based upon ongoing communications with the customer. We also include in backlog our share of work to be performed under contracts signed by joint ventures in which we have an ownership interest.

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
The following table shows our backlog from continuing operations by operating segment and geographic location as of December 31, 2010 and 2009:

	As of December 31,
	2010				2009
	12 Month	Percent	Total	Percent	12 Month	Percent	Total	Percent
Upstream Oil & Gas	$311,326	32.9%	$653,671	30.0%	$243,194	62.5%	$283,130	66.0%
Downstream Oil & Gas	107,077	11.3%	107,077	5.0%	146,156	37.5%	146,156	34.0%
Utility T&D	527,912	55.8%	1,415,279	65.0%	—	0.0%	—	0.0%

Backlog	$946,315	100.0%	$2,176,027	100.0%	$389,350	100.0%	$429,286	100.0%

	As of December 31,
	2010		2009
	Total	Percent	Total	Percent
Total Backlog by Geographic Region
United States	$1,593,241	73.2%	$398,744	92.9%
Canada	532,589	24.5%	9,639	2.2%
Middle East/North Africa	45,728	2.1%	20,903	4.9%
Other International	4,469	0.2%	—	—

Backlog	$2,176,027	100.0%	$429,286	100.0%

	As of December 31,
	2010	2009	2008	2007	2006
12 Month Backlog	$946,315	$389,350	$655,494	$1,305,441	$602,272
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

United States
•
Upstream Oil & Gas Segment Construction — Associated Pipeline Contractors, Price Gregory Services, Sheehan Pipeline Construction, U.S. Pipeline and Welded Construction, Quanta Services, MasTec, Henkels & McCoy, Northern Pipeline Construction, Michels Corporation and Miller Pipeline. In addition, there are a number of regional competitors, such as Sunland, Dyess, Flint and Jomax.

•	Downstream Oil & Gas Segment — AltairStrickland, JV Industrial Companies, Plant Performance Services, KBR, Chicago Bridge & Iron and Matrix Services.
•
Utility T&D Segment — Quanta Services, MYR Group, MasTec and Pike Electric and larger privately-held companies such as Henkels & McCoy, Northern Pipeline Construction, Michels Corporation and Miller Pipeline.

Canada
•	Onshore Pipeline Construction — North American Energy Services, Flint Energy Services and OJ Pipelines.
•	Maintenance and field services — North American Energy Services, Flint Energy Services and Ledcor.
Oman
•	Oil Field Transport Services — Ofsat and TruckOman, both Omani companies.
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
We usually obtain contracts through either competitive bidding or negotiations with long-standing clients. We are typically invited to bid on projects undertaken by our clients who maintain approved bidder lists. Bidders are pre-qualified on the basis of their prior performance for such clients, as well as their experience, reputation for quality, safety record, financial strength and bonding capacity.
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
Contractual Arrangements
We provide services under MSAs and on a project-by-project basis. MSAs are typically one to three years in duration, but can be longer. Under our MSAs, our customers generally agree to use us to provide certain services in a specified geographic region on stipulated terms and conditions, including pricing and escalation. However, most of our contracts, including MSAs and our alliance agreement with Oncor, may be terminated by our customers on short notice. Further, although our customers assign work to us under our MSAs, our customers often have no obligation to assign work to us and are not required to use us exclusively, in some cases subject to our right of first refusal. In addition, many of our contracts, including our MSAs, are opened to public bid and generally attract multiple bidders. Work performed under MSAs is typically billed on a unit-price or time-and-materials basis. In addition, any work encountered in the course of a unit-price project that does not have a defined unit is generally completed on a time-and-materials basis.
Although the terms of our contracts vary considerably, pricing is typically based on a unit-price or fixed-price structure. Under our unit-price contracts, we agree to perform identified units of work for an agreed price. A “unit” can be as small as the installation of a single bolt or a foot of cable or as large as a transmission tower or foundation. The resulting profitability of a particular unit is primarily dependent upon the labor and equipment hours expended to complete the task that comprises the unit. Under fixed-price contracts, we agree to perform the contract for a fixed fee based on our estimate of the aggregate costs of completing the particular project. We are sometimes unable to fully recover cost overruns on our fixed-price contracts. We expect that industry trends could result in an increase in the proportion of our contracts being performed on a unit-price or fixed-price basis resulting in more profitability risk.

Our storm restoration work, which involves high labor and equipment utilization, is typically performed on a time-and-materials basis and is generally more profitable when performed off-system rather than for customers with which we have MSAs. Our ability to allocate resources to storm restoration work depends on our capacity at that time and permission from existing customers to release some portion of our workforce from their projects.
Oncor alliance agreement
On June 12, 2008, we entered into a non-exclusive agreement with Oncor. Due to the extensive scope and long duration of the agreement, we refer to it as an alliance agreement. We summarize below the principal terms of the agreement. This summary is not a complete description of all the terms of the agreement.
Term, Renewals and Extensions. The agreement became effective on August 1, 2008 and will continue until expiration on December 31, 2018, unless extended, renewed or terminated in accordance with its terms.
Provision of Services, Spending Levels and Pricing. Under the agreement, it is anticipated that we will provide Oncor transmission construction and maintenance services (“TCM”), and distribution construction and maintenance services (“DCM”), pursuant to fixed-price, unit-price and time-and-materials structures. The fees we charge Oncor under unit-price and time-and-materials structures are set forth in the agreement, most of which are adjusted annually according to indices provided in the agreement. The agreement also includes a provision whereby Oncor receives pricing at least as favorable as we charge other customers for any “similar services” (which is not a defined term in the agreement). Management believes, based on our pricing practices and the nature and scope of the services we provide to Oncor, that we are in compliance with this provision.
We frequently hold meetings with Oncor to discuss its forecasted monthly and annual TCM and DCM spending levels. The agreement provides for agreed incentives and adjustments for us and for Oncor according to Oncor’s projected spending levels. Calculations based on projected spending levels are subject to subsequent adjustments based on actual spending levels. The agreement also requires that we provide dedicated resources to Oncor and that we meet or exceed minimum service levels as measured by specified performance indicators.
Termination. Oncor could in some cases seek to terminate for cause or limit our activity or seek to assess penalties against us under the agreement. Oncor may terminate the agreement upon 90-days notice or any work request thereunder without prior notice in each case at its sole discretion and may terminate the agreement upon 30-days notice in the event there is an announcement of the intent to undertake or an actual occurrence of a change in control of Oncor or InfrastruX. Oncor consented to the change of control of InfrastruX that resulted from our acquisition of InfrastruX. Oncor may also terminate the agreement for cause if, among other things, we breach and fail to adequately cure a representation or warranty under the agreement, we materially or repeatedly default in the performance of our material obligations under the agreement or we become insolvent.
In the event Oncor terminates the agreement for convenience or due to an anticipated or actual change of control of Oncor, Oncor must pay us a termination fee.

Employees
At December 31, 2010, we directly employed a multi-national work force of 7,271 persons, of which approximately 85.1 percent were citizens of the respective countries in which they work. Although the level of activity varies from year to year, we have maintained an average work force of approximately 5,426 over the past five years. The minimum employment during that period has been 3,714 and the maximum was 7,271. At December 31, 2010, approximately 19.5 percent of our employees were covered by collective bargaining agreements. We believe relations with our employees are satisfactory. The following table sets forth the location of employees by work countries as of December 31, 2010:

	Number of
	Employees	Percent
U.S. Upstream Oil & Gas	540	7.4%
U.S. Downstream Oil & Gas	977	13.5%
U.S. Utility T&D	3,070	42.2%
U.S. Administration	112	1.6%
Canada	1,056	14.5%
Oman	1,500	20.6%
Utility T&D International	15	0.2%
Other International — Libya	1	0.0%

Total	7,271	100.0%

Equipment
We own, lease and maintain a fleet of generally standardized construction, transportation and support equipment. In 2010 and 2009, expenditures for capital equipment were approximately $18,000 and $13,000, respectively. At December 31, 2010, the net book value of our property, plant and equipment was approximately $229,000.
All equipment is subject to scheduled maintenance to maximize fleet readiness. We continue to evaluate expected equipment utilization, given anticipated market conditions, and may buy or lease new equipment and dispose of underutilized equipment from time to time. In December 2010, we completed the sale of equipment having a net book value of $12,226 receiving proceeds of $15,103. Additionally, we have committed to a plan to dispose of $18,867 in additional properties and equipment, which is expected to be completed in 2011.
Facilities
The principal facilities that we utilize to operate our business are:

Principal Facilities
Business Unit	Location	Description	Ownership
U.S. Upstream Oil & Gas	Houston, TX(1)	Equipment yard, maintenance facility, warehouse and office space	Own

	Houston, TX	Office space	Leased

	Kansas City, MO	Office space	Leased

	Tulsa, OK	Office space	Own

U.S. Downstream Oil & Gas	Baton Rouge, LA	Office Space	Lease

	Catoosa, OK	Manufacturing, general warehousing and office space	Own

Principal Facilities
Business Unit	Location	Description	Ownership
	Houston, TX	Office space	Lease

	St. Rose, LA	Office space	Lease

	Tulsa, OK	Manufacturing, general warehousing and office space	Own

U.S. Utility T&D	Seattle, WA	Office space	Leased

	Buckeburg, Germany	Office and general warehouse	Leased

	Kent, WA	Office and general warehouse	Leased

	Pittsburgh, PA	Office and general warehouse	Leased

	Fitchburg, WI	Office and general warehouse	Leased

	Trafford, PA	Office and general warehouse	Leased

	Sherman, TX	Office and general warehouse	Leased

	McKinney, TX	Office and general warehouse	Own

	Ft. Worth, TX	Office space	Leased

	Henrietta, TX	Office and general warehouse	Leased

	Hauppauge, NY	Office and general warehouse	Leased

	Jacksonville, VT	Office and general warehouse	Leased

	Eunice, NM	Office and general warehouse	Leased

Canada	Ft. McMurray, Alberta, Canada (1)	Fabrication and maintenance facility	Own

	Ft. McMurray, Alberta, Canada	Lay down area	Leased

	Ft. McMurray, Alberta, Canada	Office space	Leased

	Edmonton, Alberta, Canada	Fabrication and Module facility	Own

	Acheson, Alberta, Canada	Office space and equipment yard	Own

	Sherwood Park, Alberta, Canada	Office space	Leased

	Calgary, Alberta, Canada	Office space	Leased

Oman	Oman	Office space, fabrication and maintenance facility	Leased

Headquarters	Houston, TX	Office Space	Leased

(1)	Location is currently classified as held for sale.
We lease other facilities used in our operations, primarily sales/shop offices, equipment sites and expatriate housing units in the United States, Canada and Oman. Rent expense for all leased facilities was approximately $12,400 in 2010 and $5,200 in 2009.

Insurance and Bonding
Operational risks are analyzed and categorized by our risk management department and are insured through major international insurance brokers under a comprehensive insurance program, which includes commercial insurance policies, consisting of the types and amounts typically carried by companies engaged in the worldwide engineering and construction industry. We maintain worldwide master policies written mostly through highly-rated insurers. These policies cover our property, plant, equipment and cargo against all normally insurable risks, including war risk, political risk and terrorism in third-world countries. Other policies cover our workers and liabilities arising out of our operations. Primary and excess liability insurance limits are consistent with the level of our asset base. Risks of loss or damage to project works and materials are often insured on our behalf by our clients. On other projects, “builders all risk insurance” is purchased when deemed necessary. Substantially all insurance is purchased and maintained at the corporate level, with the exceptions being certain basic insurance, which must be purchased in some countries in order to comply with local insurance laws.
The insurance protection we maintain may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. An enforceable claim for which we are not fully insured could have a material adverse effect on our results of operations. In the future, our ability to maintain insurance, which may not be available or at rates we consider reasonable, may be affected by events over which we have no control, such as those that occurred on September 11, 2001. In 2010, we were not constrained by our ability to bond new projects, nor have we been negatively impacted in early 2011.
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
In 2007, the United States Supreme Court held that carbon dioxide may be regulated as an “air pollutant” under the federal Clean Air Act, if it represents a health hazard to the public. In December 2009, the EPA responded to that holding and issued a finding that the current and projected concentrations of greenhouse gases in the atmosphere threaten the public health and welfare of current and future generations, and that certain greenhouse gases contribute to the atmospheric concentrations of greenhouse gases and hence to the threat of climate change.
In June 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009 (sometimes referred to as the Waxman-Markey global climate change bill). The U.S. Senate considered but did not approve such legislation. The 2009 bill included many provisions that could potentially have had a significant impact on us as well as our customers. The bill proposed a cap and trade regime, a renewable portfolio standard, electric efficiency standards, revised transmission policy and mandated investments in plug-in hybrid infrastructure and smart grid technology. The net effect of the bill was to impose increasing costs on the combustion of carbon-based fuels such as oil, refined petroleum products and natural gas. Although proposals have been introduced in the U.S. Senate, including a proposal that would require greater reductions in greenhouse gas emissions than the American Clean Energy and Security Act of 2009, it is uncertain at this time whether, and in what form, legislation will be adopted by the U.S. Senate. For legislation to become law, both chambers of the U.S. Congress would be required to approve identical legislation. Both President Obama and the Administrator of the EPA have repeatedly indicated their preference for comprehensive legislation to address this issue and create the framework for a clean energy economy.
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
RISKS RELATED TO OUR BUSINESS
Our business is highly dependent upon the level of capital expenditures by oil and gas, refinery, petrochemical and electric power companies on infrastructure.
Our revenue and cash flow are primarily dependent upon major engineering and construction projects. The availability of these types of projects is dependent upon the economic condition of the oil and gas, refinery, petrochemical and electric power industries, and specifically, the level of capital expenditures of oil and gas, refinery, petrochemical and electric power companies on infrastructure. The credit crisis in 2009, which continues to some extent, and related distress in the global financial system, including capital markets, as well as the global recession, continue to have an adverse impact on the level of capital expenditures of oil and gas, refinery, petrochemical and electric power companies and/or their ability to finance these expenditures. Our failure to obtain major projects, the delay in awards of major projects, the cancellation of major projects or delays in completion of contracts are factors that could result in the under-utilization of our resources, which would have an adverse impact on our revenue and cash flow. There are numerous factors beyond our control that influence the level of capital expenditures of these companies, including:
•	current and projected oil, gas and electric power prices, as well as refining margins;
•	the demand for gasoline and electricity;
•	the abilities of oil and gas, refinery, petrochemical and electric power companies to generate, access and deploy capital;
•	exploration, production and transportation costs;
•	the discovery rate of new oil and gas reserves;
•	the sale and expiration dates of oil and gas leases and concessions;
•	regulatory restraints on the rates that electric power companies may charge their customers;
•	local and international political and economic conditions;
•	the ability or willingness of host country government entities to fund their budgetary commitments; and
•	technological advances.
Our settlements with the DOJ and the SEC, and the prosecution of former employees, may negatively impact our ongoing operations.
In May 2008, the United States Department of Justice (“DOJ”) filed an Information and Deferred Prosecution Agreement (“DPA”) in the United States District Court in Houston concluding its investigation into violations of the Foreign Corrupt Practices Act (“FCPA”) by Willbros Group, Inc. and its subsidiary, Willbros International, Inc. (“WII”). Also in May 2008, we reached a final settlement with the SEC to resolve its previously disclosed investigation of possible violations of the FCPA and possible violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. These investigations stemmed primarily from our former operations in Bolivia, Ecuador and Nigeria. The settlements together require us to pay, over approximately three years, a total of $32.3 million in penalties and disgorgement, plus post-judgment interest on $7.725 million of that amount. See Note 9 of our condensed consolidated financial statements included herein.
As part of our agreement with the DOJ, we are subject to ongoing review and regulation of our business operations, including the review of our operations and compliance program by a government-approved independent monitor. The independent monitor was appointed effective September 25, 2009. The activities of the independent monitor have had, and will continue to have, a material cost to us and will require significant changes in our processes and operations, the outcome of which we are unable to predict. In addition, the settlements, and the prosecution of former employees, may impact our operations or result in legal actions against us, including actions by foreign governments, in countries that are the subject of the settlements.

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
We are now in the process of improving our hiring procedures and conflict of interest policies and have openly discussed these matters with the DOJ in the course of our compliance with the terms of the DPA. On May 1, 2010, we responded to the monitor’s report and advised the DOJ that we intend to implement all of the monitor’s recommendations. We have undertaken a disciplined approach to implementing the monitor’s recommendations and have incurred, and will continue to incur, significant costs as well as significant management oversight time to effectively implement the recommendations. The monitor’s second annual review occurred in the first quarter of 2011, and we expect to receive the second report of the monitor near the end of the first quarter of 2011.
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
In connection with the sale of its Nigeria assets and operations, WGHI and WII, another subsidiary of the Company, entered into an indemnity agreement with Ascot and Berkeley Group plc (“Berkeley”), the parent company of Ascot (the “Indemnity Agreement”), pursuant to which Ascot and Berkeley agreed to indemnify WGHI and WII for any obligations incurred by WGHI or WII in connection with the parent company guarantees (the “Guarantees”) that WGHI and WII previously issued and maintained on behalf of certain former subsidiaries now owned by Ascot under certain working contracts between the subsidiaries and their customers. Either WGHI, WII or both may be contractually obligated, in varying degrees, under the Guarantees with respect to the performance of work related to several ongoing projects. Among the Guarantees covered by the Indemnity Agreement are five contracts under which the Company estimates that, at February 7, 2007, there was aggregate remaining contract revenue, excluding any additional claim revenue, of $352 million and aggregate estimated cost to complete of $293 million. At the February 7, 2007 sale date, one of the contracts covered by the Guarantees was estimated to be in a loss position with an accrual for such loss of $33 million. The associated liability was included in the liabilities acquired by Ascot and Berkeley.
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
On February 15, 2010, WGHI received a letter from attorneys representing WAPCo seeking to recover from WGHI under its prior WAGP contract parent company guarantee for losses and damages allegedly incurred by WAPCo in connection with the alleged non-performance of WWAI under the WAGP contract. The letter purports to be a formal notice of a claim for purposes of the Pre-Action Protocol for Construction and Engineering Disputes under the rules of the High Court in London, England. The letter claims damages in the amount of $265 million. At February 7, 2007, when WGHI sold its Nigeria assets and operations to Ascot, the total WAGP contract value was $165 million and the WAGP project was estimated to be approximately 82.0 percent complete. The remaining costs to complete the project at that time were estimated at slightly under $30 million. We are seeking to understand the magnitude of the WAPCo claim relative to the WAGP project’s financial status three years earlier.

On August 2, 2010, we received notice that WAPCo had filed suit against WGHI under English law in the London High Court on July 30, 2010, for a sum of $273 million. WGHI has several possible defenses to this claim and is contesting the matter vigorously, but we cannot provide any assurance as to the outcome. We expect the litigation process to be lengthy; trial of the matter is scheduled to commence in June of 2012.
We currently have no employees working in Nigeria and have no intention of returning to Nigeria. If ultimately it is determined by an English Court that WGHI is liable, in whole or in part, for damages that WAPCo may establish against WWAI for WWAI’s alleged non-performance of the WAGP contract, or if WAPCo is able to establish liability against WGHI directly under the parent company guarantee, and, in either case, WGHI is unable to enforce its rights under the indemnity agreement entered into with Ascot and Berkeley in connection with the WAGP contract, WGHI may experience substantial losses, which could have a material adverse effect on our financial condition and liquidity. However, at this time, we cannot predict the outcome of the London High Court litigation, or be certain of the degree to which the indemnity agreement given in WGHI’s favor by Ascot and Berkeley will protect WGHI.
We have not established a reserve for potential losses in connection with the foregoing.
Our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2010 because of the existence of a material weakness in our internal control over financial reporting. We have also had material weaknesses in our internal control over financial reporting in prior fiscal years. Failure to maintain effective internal control over financial reporting could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis. As a result, our business, operating results and liquidity could be harmed.
We have identified a material weakness in our internal control over financial reporting as of December 31, 2010. A description of this material weakness is included in Item 9A, “Controls and Procedures,” in this Form 10-K, together with our remediation plan.
As disclosed in our annual reports on Form 10-K for 2007, 2006, 2005 and 2004, management’s assessment of our internal control over financial reporting identified several material weaknesses. These material weaknesses led to the restatement of our previously issued consolidated financial statements for fiscal years 2002 and 2003 and the first three quarters of 2004. We believe that all of these material weaknesses have been successfully remediated. Our management concluded that we maintained effective internal control over financial reporting as of December 31, 2009 and 2008.
InfrastruX had a material weakness in its reporting systems as well. In connection with its fiscal 2008 audit, InfrastruX identified a material weakness related to its entity-level processes for monitoring and assessing financial reporting risks and ensuring that appropriate procedures and controls are implemented in response to changes. Specifically, this material weakness arose from the combined effect of deficiencies related to (i) insufficient resources with the appropriate level of experience and training in the application of technical accounting guidance and (ii) inadequate monitoring, review and approval of the policies and procedures implemented to address new or non-recurring accounting transactions, including those designed to ensure relevant, sufficient and reliable data is accumulated to support assumptions and judgments. This material weakness resulted in errors in the reporting of goodwill and income taxes and required the restatement of InfrastruX’s 2006 and 2007 consolidated financial statements. As of the date of our acquisition of InfrastruX, InfrastruX believed this material weakness had been successfully remediated.
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
We have operations in the Middle East (Oman) and anticipate that a portion of our contract revenue will be derived from, and a portion of our long-lived assets will be located in, developing countries.
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
Our operations in developing countries may be adversely affected in the event any governmental agencies in these countries interpret laws, regulations or court decisions in a manner which might be considered inconsistent or inequitable in the United States, Canada, Australia or Western Europe. We may be subject to unanticipated taxes, including income taxes, excise duties, import taxes, export taxes, sales taxes or other governmental assessments, which could have a material adverse effect on our results of operations for any quarter or year.
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

Managing backlog in our Utility T&D segment also has other challenges. Backlog for anticipated projects in this segment is determined based on recurring historical trends, seasonal demand and projected customer needs, but the agreements in this segment rarely have minimum volume or spending obligations, and many of the contracts may be terminated by the customers on short notice. For projects in this segment on which we have commenced work that are cancelled, we may be reimbursed for certain costs, but typically have no contractual right to the total revenues included in our backlog.
Federal and state legislative and regulatory developments that we believe should encourage electric power transmission and natural gas pipeline infrastructure spending may fail to result in increased demand for our Utility T&D services.
In recent years, federal and state legislation has been passed and resulting regulations have been adopted that could significantly increase spending on electric power transmission and natural gas pipeline infrastructure, including the Energy Act of 2005, the American Recovery and Reinvestment Act of 2009 (“ARRA”) and state Renewable Portfolio Standard (“RPS”) programs. However, much fiscal, regulatory and other uncertainty remains as to the impact this legislation and regulation will ultimately have on the demand for our Utility T&D services. For instance, regulations implementing provisions of the Energy Act of 2005 that may affect demand for our Utility T&D services remain, in some cases, subject to review in various federal courts. In one such case, decided in February 2009, a federal court of appeals vacated FERC’s interpretation of the scope of its backstop transmission line siting authority for electric power transmission projects. Accordingly, the effect of these regulations, once finally implemented, is uncertain and may not result in increased spending on the electric power transmission infrastructure. Continued uncertainty regarding the implementation of the Energy Act of 2005 and ARRA may result in slower growth in demand for our Utility T&D services.
Renewable energy initiatives, including Texas’ CREZ plan, other RPS initiatives and ARRA, may not lead to increased demand for our Utility T&D services. While 29 states and Washington D.C. have mandatory RPS programs that require certain percentages of power to be generated from renewable sources, the RPS programs adopted in many states became law during periods of substantially higher oil and natural gas prices. As a result, or for budgetary or other reasons, states may reduce those mandates or make them optional or extend deadlines, which could reduce, delay or eliminate renewable energy development in the affected states. In addition, states may limit, delay or otherwise alter existing RPS programs in anticipation of a potential federal renewable energy standard. Furthermore, renewable energy is generally more expensive to produce and may require additional power generation sources as backup. Funding for RPS programs may not be available or may be further constrained as a result of the significant declines in government budgets and subsidies and in the availability of credit to finance the significant capital expenditures necessary to build renewable generation capacity. These factors could lead to fewer projects resulting from RPS programs than anticipated or a delay in the timing of these projects and the related infrastructure, which would negatively affect the demand for our Utility T&D services. Moreover, even if the RPS programs are fully developed and funded, we cannot be certain that we will be awarded any resulting contracts. In addition, we cannot predict when programs under ARRA will be implemented or the timing and scope of any investments to be made under these programs, particularly in light of capital constraints on potential developers of these projects. Infrastructure projects such as those envisioned by CREZ and RPS initiatives are also subject to delays or cancellation due to local factors such as siting disputes, protests and litigation. Before we will receive revenues from infrastructure buildouts associated with any of these projects, substantial advance preparations are required such as engineering, procurement, and acquisition and clearance of rights-of-way, all of which are beyond our control. Investments for renewable energy and electric power infrastructure under ARRA may not occur, may be less than anticipated or may be delayed, may be concentrated in locations where we do not have significant capabilities, and any resulting contracts may not be awarded to us, any of which could negatively impact demand for our Utility T&D services.
In addition, the increase in long-term demand for natural gas that we believe will benefit from anticipated U.S. greenhouse gas regulations, such as a cap-and-trade program or carbon taxes, may be delayed or may not occur. For example, we cannot predict whether or in what form cap-and-trade provisions and renewable energy standards such as those in the bill passed by the U.S. House of Representatives in 2009 will become law, especially in light of Senate Majority Leader Reid’s 2010 decision to advance an energy bill which does not include cap-and-trade provisions. It is difficult to accurately predict the timing and scope of any potential greenhouse gas regulations that may ultimately be adopted or the extent to which demand for natural gas will increase as a result of any such regulations.

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
On January 13, 2010, TransCanada Pipelines, Ltd. (“TCPL”) notified us that we were in breach of contract and were being terminated for cause immediately on a cost reimbursable plus fixed fee construction contract for seven pump stations in Nebraska and Kansas that was awarded to us in September 2008. At the time of termination, we had completed approximately 96.0 percent of our scope of work.
We have disputed the validity of the termination for cause and have challenged the contractual procedure followed by TCPL for termination for cause, which allows for a 30-day notification period during which time we are supposed to have an opportunity to remedy the alleged default. Despite not being granted this time, we agreed in good faith to cooperate with TCPL in an orderly demobilization and handover of the remaining work. As of December 31, 2010, we have outstanding receivables related to this project of $71.2 million and unapproved change orders for additional work of $4.2 million which have not been billed. Additionally, there are claims for additional fees totaling $16.4 million. It is our policy not to recognize revenue or income on unapproved change orders or claims until they have been approved. Accordingly, the $4.2 million in pending change orders and the $16.4 million of claims have been excluded from our revenue recognition. The preceding balances are partially offset by an unissued billing credit of $2.0 million related to a TCPL mobilization prepayment.
If the termination for cause is determined to be valid and enforceable, we could be held liable for damages resulting from the alleged breach of contract, including but not limited to costs incurred by TCPL to hire a replacement contractor to complete the remainder of the work less the cost that we would have incurred to perform the same scope of work. Although we do not believe we are in breach of contract and intend to pursue our contractual and legal remedies, including having commenced arbitration and filed liens on constructed facilities, the resolution of this matter could have a material adverse effect on our financial condition or results of operations. TCPL’s response to the notice of arbitration included a counterclaim for damages of $23.1 million for the alleged breach of contract, inclusive of the unissued billing credit of $2.0 million for mobilization prepayment. TCPL has also disclaimed responsibility for payment of the current receivable balance outstanding at December 31, 2010, the unapproved change orders, and claims for additional fee. TransCanada has removed us from TransCanada’s bid list.
Our business is dependent on a limited number of key clients.
We operate primarily in the oil and gas, refinery, petrochemical and electric power industries, providing services to a limited number of clients. Much of our success depends on developing and maintaining relationships with our major clients and obtaining a share of contracts from these clients. The loss of any of our major clients could have a material adverse effect on our operations. One client is responsible for 22.2 percent of our 12 month backlog and 39.8 percent of our total backlog at December 31, 2010.
Our use of fixed price contracts could adversely affect our operating results.
A significant portion of our revenues are currently generated by fixed price contracts. Under a fixed price contract, we agree on the price that we will receive for the entire project, based upon a defined scope, which includes specific assumptions and project criteria. If our estimates of our own costs to complete the project are below the actual costs that we may incur, our margins will decrease, and we may incur a loss. The revenue, cost and gross profit realized on a fixed price contract will often vary from the estimated amounts because of unforeseen conditions or changes in job conditions and variations in labor and equipment productivity over the term of the contract. If we are unsuccessful in mitigating these risks, we may realize gross profits that are different from those originally estimated and incur reduced profitability or losses on projects. Depending on the size of a project, these variations from estimated contract performance could have a significant effect on our operating results for any quarter or year. In general, turnkey contracts to be performed on a fixed price basis involve an increased risk of significant variations. This is a result of the long-term nature of these contracts and the inherent difficulties in estimating costs and of the interrelationship of the integrated services to be provided under these contracts, whereby unanticipated costs or delays in performing part of the contract can have compounding effects by increasing costs of performing other parts of the contract.

In addition, our Utility T&D segment also generates substantial revenue under unit price contracts under which we have agreed to perform identified units of work for an agreed price, which have similar associated risks. A “unit” can be as small as the installation of a single bolt or a foot of cable or as large as a transmission tower or foundation. The resulting profitability of a particular unit is primarily dependent upon the labor and equipment hours expended to complete the task that comprises the unit. Failure to accurately estimate the costs of completing a particular project could result in reduced profits or losses.
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
Our goodwill may become impaired.
We have a substantial amount of goodwill following our acquisitions of InfrastruX, Integrated Service Company, Midwest Management (1987) Ltd. and Wink Companies, LLC. At least annually, we evaluate our goodwill for impairment based on the fair value of each operating unit. This estimated fair value could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels or ability to perform at levels that were forecasted. These changes could result in an impairment that would require a material non-cash charge to our results of operations. A significant decrease in expected cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. We have continued to experience sustained adverse market conditions, primarily in our downstream market space. During the third quarter of 2010, in connection with the completion of the preliminary forecast for 2011, it became evident that a goodwill impairment at Downstream Oil & Gas was probable. As a result, a preliminary step one analysis for that segment was performed. Using a preliminary discounted cash flow analysis supported by comparative market multiples to determine the fair value of the segment versus its carrying value, an estimated range of likely impairment was determined and an impairment charge of $12,000 was recorded during the third quarter of 2010. During the fourth quarter of 2010, we completed our annual evaluation of goodwill, which resulted in an additional, non-cash, pre-tax charge of $48,000. We will continue to monitor the carrying value of our goodwill.

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
We act as prime contractor on a majority of the construction projects we undertake. In our capacity as prime contractor and when acting as a subcontractor, we perform most of the work on our projects with our own resources and typically subcontract only such specialized activities as hazardous waste removal, nondestructive inspection and catering and security. However, with respect to EPC and other contracts, including those in our Utility T&D segment, we may choose to subcontract a portion or substantial portion of the project. In the construction industry, the prime contractor is normally responsible for the performance of the entire contract, including subcontract work. Thus, when acting as a prime contractor, we are subject to the risk associated with the failure of one or more subcontractors to perform as anticipated.
Governmental regulations could adversely affect our business.
Many aspects of our operations are subject to governmental regulations in the countries in which we operate, including those relating to currency conversion and repatriation, taxation of our earnings and earnings of our personnel, the increasing requirement in some countries to make greater use of local employees and suppliers, including, in some jurisdictions, mandates that provide for greater local participation in the ownership and control of certain local business assets. In addition, we depend on the demand for our services from the oil and gas, refinery, petrochemical and electric power industries, and, therefore, our business is affected by changing taxes, price controls and laws and regulations relating to these industries generally. The adoption of laws and regulations by the countries or the states in which we operate that are intended to curtail exploration and development drilling for oil and gas or the development of electric power generation facilities for economic and other policy reasons, could adversely affect our operations by limiting demand for our services.
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
Our acquisition of InfrastruX is significant. InfrastruX total assets account for approximately 55.0 percent of our total assets as of December 31, 2010. We may not be able to successfully combine the operations, personnel and technology of InfrastruX with our operations. Because of the size and complexity of InfrastruX’s business, if integration is not managed successfully by our management, we may experience interruptions in our business activities, a decrease in the quality of our services, a deterioration in our employee and customer relationships, increased costs of integration and harm to our reputation, all of which could have a material adverse effect on our business, financial condition and results of operations. We entered new lines of business when we acquired InfrastruX that we do not have experience managing, such as the electrical transmission business. Particularly because we will have to learn how to manage new lines of business, the integration of InfrastruX with our operations will require significant attention from management, which may decrease the time management will have to serve existing customers, attract new customers and develop new services and strategies. We may also experience difficulties in combining corporate cultures, maintaining employee morale and retaining key employees. The integration with InfrastruX may also impose substantial demands on our operations or other projects. We will have to actively strive to demonstrate to our existing customers that the acquisition will not result in adverse changes in our standards or business focus. The integration of InfrastruX also involved a significant capital commitment, and the return that we achieve on any capital invested may be less than the return achieved on our other projects or investments. There will be challenges in consolidating and rationalizing information technology platforms and administrative infrastructures. In addition, any delays or increased costs of combining the companies could adversely affect our operations, financial results and liquidity.
We may not realize the growth opportunities and cost synergies that are anticipated from our acquisition of InfrastruX.
The benefits we expect to achieve as a result of our acquisition of InfrastruX will depend, in part, on our ability to realize anticipated growth opportunities and cost synergies. Our success in realizing these growth opportunities and cost synergies, and the timing of this realization, depends on the successful integration of InfrastruX’s business and operations with our business and operations. Even if we are able to integrate our business with InfrastruX’s business successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies we currently expect from this integration within the anticipated time frame or at all. For example, we may be unable to eliminate duplicative costs. Moreover, we anticipate that we will incur substantial expenses in connection with the integration of our business with InfrastruX’s business. While we anticipate that certain expenses will be incurred, such expenses are difficult to estimate accurately, and may exceed current estimates. Accordingly, the benefits from the proposed acquisition may be offset by costs incurred or delays in integrating the companies, which could cause our revenue assumptions to be inaccurate.

The acquisition of InfrastruX may expose us to unindemnified liabilities.
As a result of the recent acquisition, we acquired InfrastruX subject to all of its liabilities, including contingent liabilities. If there are unknown InfrastruX obligations, our business could be materially and adversely affected. We may learn additional information about InfrastruX’s business that adversely affects us, such as unknown liabilities, issues that could affect our ability to comply with the Sarbanes-Oxley Act or issues that could affect our ability to comply with other applicable laws. As a result, we can provide no assurance that the acquisition of InfrastruX will be successful or will not, in fact, harm our business. Among other things, if InfrastruX’s liabilities are greater than expected, or if there are material obligations of which we were not aware until after the time of completion of the acquisition, our business could be materially and adversely affected. If we become responsible for liabilities not covered by indemnification rights or substantially in excess of amounts covered through any indemnification rights, we could suffer severe consequences that would substantially reduce our revenues, earnings and cash flows. Further, given the amount of indebtedness that we incurred to fund the acquisition, we may not be able to obtain additional financing required for any significant expenditures on favorable terms or at all.
We are self-insured against many potential liabilities.
Although we maintain insurance policies with respect to automobile liability, general liability, workers’ compensation and employee group health claims, many of those policies are subject to substantial deductibles, and we are self-insured up to the amount of the deductible. Since most claims against us do not exceed the deductibles under our insurance policies, we are effectively self-insured for substantially all claims. We actuarially determine any liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflect those liabilities in our balance sheet as other current and noncurrent liabilities. The determination of such claims and expenses and the appropriateness of the liability is reviewed and updated quarterly. However, insurance liabilities are difficult to assess and estimate due to many relevant factors, the effects of which are often unknown, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. If our insurance claims increase or costs exceed our estimates of insurance liabilities, we could experience a decline in profitability and liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Insurance.”
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
Our U.S. and Canadian operations are subject to numerous environmental protection laws and regulations which are complex and stringent. We regularly perform work in and around sensitive environmental areas, such as rivers, lakes and wetlands. Part of the business in our Utility T&D segment is done in the southwestern U.S. where there is a greater risk of fines, work stoppages or other sanctions for disturbing Native American artifacts and archeological sites. Significant fines, penalties and other sanctions may be imposed for non-compliance with environmental laws and regulations, and some environmental laws provide for joint and several strict liabilities for remediation of releases of hazardous substances, rendering a person liable for environmental damage, without regard to negligence or fault on the part of such person. In addition to potential liabilities that may be incurred in satisfying these requirements, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. These laws and regulations may expose us to liability arising out of the conduct of operations or conditions caused by others, or for our acts which were in compliance with all applicable laws at the time these acts were performed.

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
We also face competition in new arenas resulting from our acquisition of InfrastruX. For example, in recent years our cable restoration business in our Utility T&D segment has begun to face increasing competition from alternative technologies. Our CableCURE® product sales may be adversely affected by technological improvements by one or more of our competitors and/or the expiration of our exclusive intellectual property rights in such technology. If we are unable to keep pace with current or future technological advances in cable restoration, our business, financial condition and results of operations could suffer.

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
Our success depends heavily on the continued services of our executive management. Our management team is the nexus of our operational experience and customer relationships. Our ability to manage business risk and satisfy the expectations of our clients, stockholders and other stakeholders is dependent upon the collective experience and relationships of our management team. The InfrastruX acquisition will further test our management team as we continue to absorb a significant new business without significantly expanding the size of our management team. We also may not be able to retain InfrastruX’s operating unit managers, project managers and field supervisors, who are personnel that are critical to the continued growth of InfrastruX’s business. We do not maintain key man life insurance for these individuals. The loss or interruption of services provided by one or more of our senior officers could adversely affect our results of operations.
Our storm restoration revenues are highly volatile and unpredictable, which could result in substantial variations in, and uncertainties regarding, our results of operations generated by our Utility T&D business.
Revenues derived from our storm restoration services are highly volatile and uncertain due to the unpredictable nature of weather-related events. InfrastruX’s annual storm restoration revenues have been as high as $67.0 million in 2008 when InfrastruX experienced the largest storm restoration revenues in its history as several significant hurricanes impacted the Gulf Coast and Florida and ice storms affected the Northeast, but storm restoration revenues were substantially lower in 2009. Therefore, InfrastruX’s storm restoration revenues for 2008 are not indicative of the revenues that this business typically generates in any period or can be expected to generate in any future period. Our Utility T&D segment’s revenues and operating income will likely continue to be subject to significant variations and uncertainties due to the volatility of our storm restoration volume. We may not be able to generate incremental revenues from storm activities to the extent that we do not receive permission from our regular customers (including Oncor) to divert resources to the restoration work for customers with which we do not have ongoing MSA relationships, sometimes referred to in this Form 10-K as “off-system” work. In addition, our storm restoration revenues are offset in part by declines in our transmission and distribution (“T&D”) services because we staff storm restoration mobilizations by diverting resources from our T&D services.
Seasonal variations and inclement weather may cause fluctuations in our operating results, profitability, cash flow and working capital needs related to our Utility T&D segment.
We have not historically considered seasonality a significant risk, but because a significant portion of our business in our Utility T&D segment is performed outdoors, our results of operations are exposed to seasonal variations and inclement weather. Our Utility T&D segment performs less work in the winter months, and work is hindered during other inclement weather events. Our Utility T&D segment revenue and profitability often decrease during the winter months and during severe weather conditions because work performed during these periods is more costly to complete. During periods of peak electric power demand in the summer, utilities generally are unable to remove their electric power T&D equipment from service, decreasing the demand for our maintenance services during such periods. The seasonality of this segment’s business also causes our working capital needs to fluctuate. Because this segment’s operating cash flow is usually lower during and immediately following the winter months, we typically experience a need to finance a portion of this segment’s working capital during the spring and summer.
We depend on our ability to protect our intellectual property and proprietary rights in our cable restoration and testing businesses, and we cannot be certain of their confidentiality and protection.
Our success in the cable restoration and testing markets depends in part on our ability to protect our proprietary products and services. If we are unable to protect our proprietary products and services, our cable restoration and testing business may be adversely affected. To protect our proprietary technology, we rely primarily on trade secrets and confidentiality restrictions in contracts with employees, customers and other third parties. We also have a license to the patents Dow Corning Corporation holds from the U.S. Patent and Trademark Office relating to our CableCURE® product. In addition, we hold a number of U.S. and international patents, most of which relate to certain materials used in treating cables with CableCURE®. We also hold the patent and trademark to CableWISE®. If we fail to protect our intellectual property rights adequately, our competitors may gain access to that technology, and our cable restoration business may be harmed. Any of our intellectual property rights may be challenged by others or invalidated through administrative processes or litigation proceedings. Despite our efforts to protect our proprietary technology, unauthorized persons may be able to copy, reverse engineer or otherwise use some of our proprietary technology. Furthermore, existing laws may afford only limited protection, and the laws of certain countries in which we operate do not protect proprietary technology as well as established law in the U.S. For these reasons, we may have difficulty protecting our proprietary technology against unauthorized copying or use or maintaining our market share with respect to our proprietary technology offerings. In addition, litigation may be necessary to protect our proprietary technology. This type of litigation is often costly and time consuming, with no assurance of success.

We contribute to multi-employer plans that could result in liabilities to us if those plans are terminated or we withdraw from those plans.
We contribute to several multi-employer pension plans for employees covered by collective bargaining agreements. These plans are not administered by us and contributions are determined in accordance with provisions of negotiated labor contracts. The Employee Retirement Income Security Act of 1974, as amended by the Multi-employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multi-employer plan in the event of the employer’s withdrawal from, or upon termination of, such plan. We do not routinely review information on the net assets and actuarial present value of the multi-employer pension plans’ unfunded vested benefits allocable to us, if any, and we are not presently aware of the amounts, if any, for which we may be contingently liable if we were to withdraw from any of these plans. In addition, if the funding of any of these multi-employer plans becomes in “critical status” under the Pension Protection Act of 2006, we could be required to make significant additional contributions to those plans.
RISKS RELATED TO OUR COMMON STOCK
Our common stock, which is listed on the New York Stock Exchange, has from time to time experienced significant price and volume fluctuations. These fluctuations are likely to continue in the future, and you may not be able to resell your shares of common stock at or above the purchase price paid by you.
The market price of our common stock may change significantly in response to various factors and events beyond our control, including the following:
•	the risk factors described in this Item 1A;
•	a shortfall in operating revenue or net income from that expected by securities analysts and investors;
•	changes in securities analysts’ estimates of our financial performance or the financial performance of our competitors or companies in our industries generally;
•	general conditions in our customers’ industries; and
•	general conditions in the securities markets.
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

In the event we issue stock as consideration for certain acquisitions or to fund our corporate activities, we may dilute share ownership.
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
In November 2007, we completed an underwritten public offering of 7,906,250 shares of our common stock. In October 2006, we sold 3,722,360 shares of our common stock and warrants to purchase an additional 558,354 shares (of which, warrants to purchase 536,925 shares of common stock remained outstanding at December 31, 2010). The issuance of warrants and the prior issuance of $70.0 million in aggregate principal amount of our 2.75% Convertible Senior Notes due 2024 (the “2.75% Notes”) and $84.5 million of our 6.5% Senior Convertible Notes due 2012 (the “6.5% Notes”) may cause a significant increase in the number of shares of common stock currently outstanding. In May 2007, we induced the conversion of approximately $52.5 million in aggregate principal amount of our outstanding 6.5% Notes into a total of 2,987,582 shares of our common stock. In addition, certain holders have exercised their right to convert the 2.75% Notes, converting approximately $10.6 million in aggregate principal amount of the 2.75% Notes into 546,633 shares of our common stock as of December 31, 2010. As of December 31, 2010, 3,048,642 shares of common stock are issuable upon conversion of approximately $59.4 million in aggregate principal amount of the 2.75% Notes and 1,825,587 shares of common stock are issuable upon conversion of approximately $32.1 million in aggregate principal amount of the 6.5% Notes. If we elect to induce the conversion of additional convertible notes or holders elect to convert additional convertible notes, there may be a significant increase in the number of shares of our common stock outstanding.
Our authorized shares of common stock consist of 70 million shares. The issuance of additional common stock or securities convertible into our common stock would result in further dilution of the ownership interest in us held by existing stockholders. We are authorized to issue, without stockholder approval, one million shares of preferred stock, which may give other stockholders dividend, conversion, voting and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock. While our Board of Directors has no present intention of issuing any such preferred stock, other than pursuant to any earnout payments that may be made in connection with our acquisition of InfrastruX, it reserves the right to do so in the future.

Item 1B.	Unresolved Staff Comments
None.

Item 3.	Legal Proceedings
For information regarding legal proceedings, see the discussion under the captions “Contingencies — Facility Construction Project Termination” in Note 16 — Contingencies, Commitments and Other Circumstances and “Nigeria Assets and Nigeria-Based Operations — Share Purchase Agreement” in Note 21 — Discontinuance of Operations, Asset Disposals and Transition Services Agreement of our “Notes to Consolidated Financial Statements” in Item 8 of Part II of this Form 10-K, which information from Notes 16 and 21 is incorporated by reference herein.
We are a party to a number of other legal proceedings. We believe that the nature and number of these other proceedings are typical for a company of our size engaged in our type of business and that none of these other proceedings will result in a material adverse effect on our business, results of operations or financial condition.

Item 4.	Reserved

Item 4A.	Executive Officers of the Registrant
The following table sets forth information regarding our executive officers. Officers are elected annually by, and serve at the discretion of, the Board of Directors.

Name	Age	Position(s)
Robert R. Harl	60	Director, President and Chief Executive Officer
Van A. Welch	56	Senior Vice President and Chief Financial Officer
James L. Gibson	60	Senior Vice President and Chief Operating Officer
Peter W. Arbour	62	Senior Vice President and General Counsel
J. Robert Berra	43	Executive Vice President, Sales & Marketing
Jerrit M. Coward	42	Senior Vice President and President of Upstream Oil & Gas
Richard E. Cellon	54	Senior Vice President and President of Downstream Oil & Gas
Robert R. Harl was elected to the Board of Directors and President and Chief Operating Officer of Willbros Group, Inc. in January 2006 and as Chief Executive Officer in January 2007. Mr. Harl has over 30 years experience working with Kellogg Brown & Root, a global engineering, construction and services company (“KBR”), and its subsidiaries in a variety of officer capacities, serving as President of several of KBR’s business units. Mr. Harl’s experience includes executive management responsibilities for units serving both upstream and downstream oil and gas sectors as well as power, governmental and infrastructure sectors. He was President and Chief Executive Officer of KBR from March 2001 until July 2004 when he was appointed Chairman, a position he held until January 2005. KBR filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in December 2003 in order to discharge certain asbestos and silica personal injury claims. The order confirming KBR’s plan of reorganization became final in December 2004, and the plan of reorganization became effective in January 2005. Mr. Harl was engaged as a consultant to Willbros from August 2005 until he became an executive officer and member of the Board of Directors of Willbros in January 2006. In October 2010, Mr. Harl resigned from the office of Chief Operating Officer prior to Mr. Gibson’s election to that office.
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
James L. Gibson was named Chief Operating Officer of Willbros in October 2010. Mr. Gibson joined Willbros in March 2008. He was named President, Willbros Canada in July 2008, and appointed President of Downstream Oil & Gas in February 2010. Mr. Gibson brings more than 39 years of diversified construction experience in managing all aspects of project performance including: cost, schedules, quality, safety, budget, regulatory requirements and subcontracting. Prior to joining Willbros, he was employed by KBR, for the majority of his career, beginning in 1972. He held a number of positions at KBR in project management services performing work in refineries and chemical plants. He has managed projects for Syncrude Canada Limited in Alberta and other projects in the oil sands industry in the Fort McMurray area. Mr. Gibson holds several contractor certifications and licenses and graduated from the University of Texas with a Bachelor of Science in Engineering.
Peter W. Arbour joined Willbros in May 2010 as Senior Vice President, General Counsel, and Corporate Secretary. Before joining Willbros, he served in senior legal positions with the Expro International Group from August 2006 to April 2010, Power Well Services from August 2004 to July 2006, and KBR, where he managed a worldwide Law Department for over 10 years. KBR filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in December 2003 in order to discharge certain asbestos and silica personal injury claims. The order confirming KBR’s plan of reorganization became final in December 2004, and the plan of reorganization became effective in January 2005. Mr. Arbour’s legal experience includes work with mergers and acquisitions, engineering and construction contracts, construction claims, litigation management, and compliance matters. He has extensive experience in overseas projects, particularly in the Middle East, Asia Pacific, and Latin America. Mr. Arbour is a member of the state bar associations of Texas and Louisiana and holds undergraduate and Juris Doctorate degrees from Louisiana State University. Mr. Arbour resigned from the office of Corporate Secretary in December 2010.

J. Robert Berra joined Willbros in February 2011 as Executive Vice President, Sales & Marketing. Mr. Berra has over 20 years’ experience in the energy industry including the oil and gas, refining, petrochemicals, LNG, offshore, government and technology sectors, and has worked in capacities ranging from engineering, construction, program management, business development, operations and executive management. Prior to joining Willbros, from December 2008 to February 2011, Mr. Berra served as Senior Vice President, Commercial Operations for Foster Wheeler USA Corporation, a global engineering and construction contractor, where he was responsible for sales, marketing, proposals and estimating, and executive oversight of its heavy oil technology portfolio and chemicals business line. During his tenure with ConocoPhillips, from August 2006 to December 2008, Mr. Berra served in senior management positions in the Project Development function where he was responsible for global EPC contracting and led the portfolio management for major pipeline projects. Mr. Berra has also served in senior leadership positions with engineering and construction contractors, The Shaw Group from November 2004 to August 2006 and KBR from May 1990 to October 2004. Mr. Berra graduated from The University of Texas at Austin with a Bachelor of Science in Mechanical Engineering and is a licensed professional engineer in the State of Texas. He is a member of the executive board of the Engineering Construction and Contracting (ECC) Association, and served as chairman of this organization in 2010.
Jerrit M. Coward joined Willbros in 2002 as a Project Manager, and assumed full operations responsibility for our Nigerian operations in 2005, overseeing the discontinuation and sale of our Nigerian interests. He was promoted to President of our Upstream Oil & Gas segment in January 2008 and also currently serves as a Senior Vice President of the Company. Prior to joining Willbros, he worked for Global Industries as Project Manager, Operations Manager and Commercial Manager. He has held foreign assignments in Nigeria and Mexico as well as executing international projects in various other countries. He has worked his entire professional career in the oil and gas construction industry. Mr. Coward is a graduate of Texas A&M University at Galveston with a Bachelor of Science in Maritime Systems Engineering.
Richard E. Cellon was named President Downstream Oil & Gas and Senior Vice President of the Company in October 2010. Mr. Cellon joined Willbros in January 2010 and was named as President, Government Services. He was named President, Government, Tank, & Construction Tank Services within the Downstream Oil & Gas segment in July 2010. Prior to joining Willbros, Mr. Cellon had more than 30 years of federal government leadership experience with the United States Navy in facilities management, construction, and acquisition, as well as contingency operations. His breadth of experience includes strategic planning, financial management, and operations management of multi-year construction programs, including global leadership of the Naval Construction Force of 16,000 Seabees. Mr. Cellon holds degrees from the U.S. Naval Academy, the Naval War College, the University of Florida and completed the Advanced Management Program at the Wharton School, University of Pennsylvania. He retired from the U.S. Navy as a Rear Admiral in 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock commenced trading on the New York Stock Exchange on August 15, 1996, under the symbol “WG.” The following table sets forth the high and low sale prices per share of our common stock as reported by the New York Stock Exchange for the periods indicated:

	High	Low
For the year ended December 31, 2010:
First Quarter	$18.51	$11.57
Second Quarter	13.76	8.93
Third Quarter	9.75	6.80
Fourth Quarter	10.02	6.84

For the year ended December 31, 2009:
First Quarter	$11.64	$5.85
Second Quarter	17.01	9.21
Third Quarter	15.58	10.78
Fourth Quarter	18.11	12.59
Substantially all of our stockholders maintain their shares in “street name” accounts and are not, individually, stockholders of record. As of March 10, 2011, our common stock was held by 123 holders of record and an estimated 7,400 beneficial owners.
Dividend Policy
Since 1991, we have not paid any cash dividends on our capital stock, except dividends in 1996 on our outstanding shares of preferred stock, which were converted into shares of common stock on July 15, 1996. We anticipate that we will retain earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Our 2010 Credit Facility prohibits us from paying cash dividends on our common stock.
Issuer Purchases of Equity Securities
The following table provides information about purchases of our common stock by us during the fourth quarter of 2010:

				Maximum
			Total Number of	Number (or
			Shares	Approximate
			Purchased as	Dollar Value) of
			Part of	Shares That May
			Publicly	Yet Be
	Total Number	Average	Announced	Purchased
	of Shares	Price Paid	Plans or	Under the Plans
	Purchased(1)	Per Share(2)	Programs	or Programs

October 1, 2010 — October 31, 2010	950	$9.46	—	—
November 1, 2010 — November 30, 2010	12,780	7.09	—	—
December 1, 2010 — December 31, 2010	681	9.82	—	—

Total	14,411	$7.38	—	—

(1)
Represents shares of common stock acquired from certain of our officers and key employees under the share withholding provisions of our 1996 Stock Plan and 2010 Stock and Incentive Compensation Plan for the payment of taxes associated with the vesting of shares of restricted stock granted under such plans.

(2)	The price paid per common share represents the closing sales price of a share of our common stock as reported by the New York Stock Exchange on the day that the stock was acquired by us.

Item 6.	Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
(Dollar amounts in thousands, except per share data)

	Year ended December 31,
	2010	2009	2008	2007	2006
Statement of Operations Data:
Contract revenue	$1,192,412	$1,259,773	$1,912,704	$947,691	$543,259
Operating expenses:
Contract (1)	1,080,391	1,115,224	1,650,156	845,743	496,271
Amortization of intangibles(1)	9,724	6,515	10,420	794	—
General and administrative(1)	118,427	82,345	118,027	68,071	58,054
Goodwill impairment	60,000	—	62,295	—	—
Changes in fair value of contingent earn-out liability	(45,340)	—	—	—	—
Other charges	3,771	12,694	—	—	—
Acquisition costs	10,055	2,499	—	—	—
Government fines	—	—	—	22,000	—

Operating income (loss)	(44,616)	40,496	71,806	11,083	(11,066)
Interest expense, net	(27,565)	(8,328)	(9,032)	(6,055)	(11,820)
Other income (expense)	5,474	819	7,891	(3,477)	569
Loss on early extinguishment of debt	—	—	—	(15,375)	—

Income (loss) from continuing operations before income taxes	(66,707)	32,987	70,665	(13,824)	(22,317)
Provision (benefit) for income taxes	(36,150)	8,734	25,942	14,503	2,308

Income (loss) from continuing operations	(30,557)	24,253	44,723	(28,327)	(24,625)
Income (loss) from discontinued operations net of provision for income taxes	(5,272)	(4,613)	745	(21,414)	(83,402)

Net income (loss)	(35,829)	19,640	45,468	(49,741)	(108,027)
Less: Income attributable to noncontrolling interest	(1,207)	(1,817)	(1,836)	(2,210)	(1,036)

Net income (loss) attributable to Willbros Group, Inc.	$(37,036)	$17,823	$43,632	$(51,951)	$(109,063)

Reconciliation of net income attributable to Willbros Group, Inc.
Income (loss) from continuing operations	$(31,764)	$22,436	$42,887	$(30,537)	$(25,661)
Income (loss) from discontinued operations	(5,272)	(4,613)	745	(21,414)	(83,402)

Net income (loss) attributable to Willbros Group, Inc.	$(37,036)	$17,823	$43,632	$(51,951)	$(109,063)

Basic income (loss) per share attributable to Company shareholders:
Continuing operations	$(0.74)	$0.58	$1.12	$(1.04)	$(1.14)
Discontinued operations	(0.12)	(0.12)	0.02	(0.73)	(3.72)

Net income (loss)	$(0.86)	$0.46	$1.14	$(1.77)	$(4.86)

Diluted income (loss) per share attributable to Company shareholders:
Continuing operations	$(0.74)	$0.58	$1.10	$(1.04)	$(1.14)
Discontinued operations	(0.12)	(0.12)	0.02	(0.73)	(3.72)

Net income (loss)	$(0.86)	$0.46	$1.12	$(1.77)	$(4.86)

Cash Flow Data:
Cash provided by (used in):
Operating activities	$53,446	$53,879	$191,646	$(15,793)	$(102,587)
Investing activities	(404,651)	(34,036)	(11,725)	(150,601)	33,373
Financing activities	291,220	(35,056)	(60,044)	219,340	50,785
Effect of exchange rate changes	2,402	6,135	(5,001)	2,297	139
Balance Sheet Data (at period end):
Cash and cash equivalents	$141,101	$198,684	$207,762	$92,886	$37,643
Working capital	269,500	297,736	280,441	202,296	171,616
Total assets	1,285,802	728,378	787,344	778,391	580,654
Total liabilities	762,262	240,383	343,209	375,666	478,830
Total debt	387,933	104,037	120,514	141,578	149,697
Stockholders’ equity	523,540	487,995	444,135	402,725	101,824
Other Financial Data (excluding discontinued operations):
12 Month Backlog (at period end)(2)	$946,315	$389,350	$655,494	$1,305,441	$602,272
Capital expenditures, excluding acquisitions	18,300	13,107	53,048	74,548	23,481

EBITDA (3)	75,816	80,358	185,059	10,696	897

Number of employees (at period end):	7,271	3,714	6,512	5,475	4,156

(1)
Historically, we have shown depreciation and amortization as a separate line item on our Consolidated Statements of Operations. Effective for the fiscal year ended December 31, 2007, depreciation and amortization related to operating activities is included in Contract and depreciation and amortization related to general and administrative activities is included General and Administrative (“G&A”). This change in presentation was made to bring our presentation of financial results in line with our peers and provide greater comparability of our results within the industry.

(2)	Backlog is anticipated contract revenue from uncompleted portions of existing contracts and contracts whose award is reasonably assured.

(3)
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

	Year Ended December 31,
	2010	2009	2008	2007	2006
Reconciliation of non-GAAP financial measure:
Income (loss) from continuing operations attributable to Willbros Group, Inc.	$(31,764)	$22,436	$42,887	$(30,537)	$(25,661)
Interest expense, net	27,565	8,328	9,032	6,055	11,820
Provision (benefit) for income taxes	(36,150)	8,734	25,942	14,503	2,308
Depreciation and amortization	56,165	40,860	44,903	20,675	12,430
Goodwill impairment	60,000	—	62,295	—	—

EBITDA from continuing operations	$75,816	$80,358	$185,059	$10,696	$897

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (In thousands, except share and per share amounts or unless otherwise noted)
The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Form 10-K. Additional sections in this Form 10-K which should be helpful to the reading of our discussion and analysis include the following: (i) a description of our services provided, by segment found in Items 1 and 2 “Business and Properties”—“Services Provided” (ii) a description of our business strategy found in Items 1 and 2 “Business and Properties”—“Our Strategy”; and (iii) a description of risk factors affecting us and our business, found in Item 1A “Risk Factors.”
Inasmuch as the discussion below and the other sections to which we have referred you pertain to management’s comments on financial resources, capital spending, our business strategy and the outlook for our business, such discussions contain forward-looking statements. These forward-looking statements reflect the expectations, beliefs, plans and objectives of management about future financial performance and assumptions underlying management’s judgment concerning the matters discussed, and accordingly, involve estimates, assumptions, judgments and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed below and elsewhere in this Form 10-K, particularly in Item 1A “Risk Factors” and in “Forward-Looking Statements.”
OVERVIEW
Willbros is a global provider of engineering and construction services to the oil, gas, refinery, petrochemical and power industries with a focus on infrastructure such as oil & gas pipeline systems, electric transmission and distribution (T&D) services and refinery downstream markets. Our offerings include engineering, procurement and construction (either individually or as an integrated “EPC” service offering), turnarounds, maintenance and other specialty services.
2010 Year in Review
During 2010, revenue decreased $67,361 (5.3 percent) to $1,192,412 from $1,259,773 in 2009. Operating income, excluding Special Items decreased $79,902 (197.3 percent) to an operating loss of $39,406 from operating income of $40,496 in 2009, and operating margin decreased 6.5 percentage points to a negative 3.3 percent in 2010 from an operating margin of 3.2 percent in 2009. Refer to the “Financial Summary” section included in this MD&A for further discussion and detail of our fourth quarter and full year operating results and for details on Special Items.
Although market conditions started to improve during the year, we continued to be challenged by weaker demand for our services, which was compounded by poor visibility for the timing of both committed projects, as well as anticipated projects. As a result, we found ourselves maintaining our operations at resource levels sufficient to initiate and complete these projects. This situation resulted in a misalignment of our fixed costs as a result of the uncertain timing of revenues.
We also incurred upfront costs to invest in the future of the Company by diversifying our end market exposure through the InfrastruX acquisition and expanding our service offerings through opening new offices in the gas shale play areas to increase our presence in our customers’ work areas. We believe these investments advance our strategy to diversify our end market exposure and to increase our revenue stream from recurring services. Growing our revenue stream associated with more recurring services will provide improved stability and predictability. Strategically, we are in the midst of a transformation. We have successfully refocused our business model on North America, expanded our addressable markets to include significant exposure to the second largest hydrocarbon reserves in the world — the oil sands in Canada, the massive unconventional shale play developments in the U.S., the industrial process and refining market and the expansion and improvement of the North American electric utility grid. We believe each of these markets carries with it significant recurring services opportunities.
Our acquisition of InfrastruX came with more costly debt than originally expected and substantial overhead and indirect costs. The delays, which we discussed in our third quarter earnings call, also contributed to our loss position and reduced our financial flexibility. For the projects that we have been awarded in our upstream and downstream businesses, the market remains highly competitive and we bid most of these projects with tighter margins, and results in Canada were negatively impacted by delays and cost overruns on certain projects.

On the positive side, we had many successes. We had good results on our major project execution in the United States, which can be highlighted by our superior performance executing the Fayetteville Express Pipeline (“FEP”) project, which we completed under budget and on schedule. Additionally, our Upstream Oil & Gas engineering unit exceeded its plan and our Downstream Oil & Gas segment improved its performance to better than breakeven in the second half of the year as we anticipated.
Looking Forward to 2011
As we move into 2011, our number one priority is restoring our financial strength. Our management team is focused on four priority objectives:
1.	Reduce debt by approximately $50 to $100 million to significantly reduce interest expense and provide better financial flexibility. This should translate more of our EBITDA into earnings;
2.
Maintain our focus on North America. Our presence in the Canadian oil sands and the U.S. electric transmission markets present the best growth opportunities for us. This is where our key markets and resources come together to offer the best risk adjusted returns. Currently, we are not planning to pursue large international projects like we did in 2010;

3.	Continue to emphasize and improve our project management tools and capabilities. We have large projects in backlog that can make a significant impact on our bottom line; and
4.	Remain focused on Safety. Our objective for the year is to reduce injuries by 50 percent. We differentiate Willbros on this value both as an employer and as a provider of services.

These objectives overarch actions already underway including:
•	Fully integrating InfrastruX into Willbros;
•	Adapting our Upstream business to meet changing market conditions and execute the newly awarded and currently underway Acadian project to the same standards as FEP;
•	Reducing operating costs and creating efficiencies that will enhance our competitiveness and improve our bottom line; and
•	Continue moving our model to an operating company structure while fostering a common set of values and culture.
Our primary financial objective is reducing our leverage position by paying down debt. This requires us to modify some of our 2010 Credit Agreement covenants. On March 4, 2011, we reached an agreement with our lenders to amend our 2010 Credit Agreement which will allow us to sell equipment, real estate and business units; and in most cases, proceeds from these divestitures would be required to pay down the Term Loan. We are also continuing to evaluate under-utilized and non-strategic assets with the aim of monetizing assets to pay down debt. In 2010, we sold under-utilized equipment with a net book value of $12,226, and to date in 2011, we have identified additional properties and equipment with a net book value of $18,867. As part of this debt reduction process, we have a study underway to assist us in determining the strategic fit and potential future contributions of various business units. The outcome of this study is expected to yield targets for divestment, which will contribute to our overall debt reduction objective.
We are focused on executing our 2011 plan, while concurrently identifying opportunities to reduce operating costs and create efficiencies that will enhance our competitiveness and improve our bottom line. Our overhead and indirect costs are too high to sustain our desired financial performance level in a weak market. Accordingly, we are in the process of identifying additional cost reduction opportunities. We continue to audit our costs in all our segments, and we are encouraged that the new cost structure in our Downstream Oil & Gas has aided its return to profitability.
During 2011, we expect to see continued improvement from each of our businesses.

Our Strategy
As expanded upon in detail in Items 1 and 2 — “Business and Properties” of this Form 10-K, our vision is to be a leading provider to the global infrastructure and government services markets of diversified professional construction and maintenance solutions addressing the entire asset lifecycle. Adherence to our values of safety, honesty and integrity, our people, our customers, superior financial performance, vision and innovation and effective communication will guide us in the execution of our strategy which consists of the following:
•	Stabilizing our revenue stream with recurring services;
•	Focusing on managing risk;
•	Leveraging our industry position and reputation into a broader service offering;
•	Maintaining financial flexibility; and
•	Leveraging our core service expertise into additional full EPC contracts.
Successfully executing our strategy will ensure that we are not only well positioned to address the challenges of 2011, but also are positioned for success and to drive shareholder value for years to come.
Significant Developments
Fayetteville Express Project (“FEP”). On April 1, 2010, we commenced work on the construction contract for spreads three and four of the FEP project. The approximately 185-mile natural gas pipeline originates in Conway County, Arkansas, continues eastward through White County, Arkansas, and terminates at an interconnection with Trunkline Gas Company in Panola County, Mississippi. FEP parallels existing utility corridors, where possible, to minimize the impact to the environment, communities and landowners. FEP is a joint venture between Energy Transfer Partners, L.P. and Kinder Morgan Energy Partners, L.P. Our scope of work included 120 miles of 42-inch pipeline, beginning near Bald Knob, Arkansas and ending at the Trunkline interconnection. This project concluded in the fourth quarter of 2010.
Williams Energy Canada Boreal Pipeline. In June 2010, our Canadian business was awarded construction of the Williams Energy Canada Boreal Pipeline. The new 12-inch diameter pipeline will transport high vapor pressure liquids approximately 420 km from Williams’ Liquid Extraction Plant north of Fort McMurray to their Redwater Olefins Facility northeast of Edmonton, Alberta. Construction will be completed in three construction seasons commencing in the fall of 2010 with final completion in the spring of 2012. This project commenced in the third quarter of 2010.
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
The acquisition of InfrastruX diversifies our end-market exposure while expanding our capabilities into attractive geographies, including the Marcellus shale region where we are already expanding our presence and are providing services to a major alliance partner, and more liquids oriented plays such as the Eagle Ford and Bakken shales. The combination creates a higher component of recurring services and is expected to provide additional stability, through the many master service agreements (“MSA”) InfrastruX has in place, with longstanding client relationships, some as long as 50 years. In addition, we believe this acquisition will allow us to offer the complementary pipeline services of a larger InfrastruX subsidiary that is focused on smaller diameter, distribution and pipe-related field services. We believe the market for pipeline systems construction services will be characterized by more projects of smaller scope and scale, and that the combination of our large diameter pipeline construction, project management and engineering expertise with the InfrastruX model will better meet client needs and expectations going forward. We also recognize market fundamentals which lead us to believe the national transmission grid in the United States will undergo significant expansion to meet reliability goals and link new, renewable generation with distant end markets. Our new Utility T&D segment should benefit from our established and proven project management systems as we apply them to major electric transmission line construction opportunities.
Finally, this transaction significantly adds to our scale. We believe customers today are favoring players with the capabilities to provide a broader and more integrated set of services. With the larger geographic footprint, complementary service offerings and client bases, the InfrastruX acquisition broadens our prospects with additional cross-selling and integrated EPC opportunities.
Pembina Pump Stations. In August 2010, Pembina Pipeline Corporation awarded our Canadian business a project for the construction of six pump stations for the Nipisi Heavy Crude Pipeline Project. The scope of work includes site grading at select sites, piling, pipe rack, process pipe, installation of process pumps, underground drain tanks, concrete work and site fencing. The project began in August 2010 and is scheduled for completion in the first quarter of 2011.

NAVFAC Task Orders. In August 2010, the Naval Facilities Engineering Command (NAVFAC) awarded our government services business five separate task orders under its global $350 million multiple-award indefinite delivery-indefinite quantity (IDIQ) construction and construction services contract for Petroleum, Oil and Lubricant (POL) fuel systems. The task orders include various inspections, construction and repair at Eielson Air Force Base, AK; Misawa Air Force Base, Japan; Naval Air Station Oceana, Virginia Beach, VA; Naval Support Activity, Panama City, FL; and Naval Air Weapons Station, China Lake, CA. The work began in August and is scheduled for completion in early 2011.
Nipisi Pipeline Project. In September 2010, our Canadian business executed a contract to perform construction of “Spread C” for Pembina Pipeline Corporation’s Nipisi & Mitsue Pipeline Projects. We will construct approximately 90 km of dual 20 inch and 8 inch pipeline near Slave Lake, Alberta. Construction began in November and the pipeline is expected to be in service in mid-2011. The two pipelines will expand Pembina’s operating system in the vicinity of Whitecourt, Swan Hills, Slave Lake and north to the existing Nipisi Terminal.
Oxy Elk Hills. In September 2010, CB&I selected our Upstream Oil & Gas segment to provide EPC of 45 miles of export pipelines associated with a new gas processing plant to be owned and operated by Occidental of Elk Hills, Inc. CB&I has been awarded the engineering, procurement and construction of the new processing plant at the Elk Hills oil and gas field in central California. Our portion of the total project is valued in excess of $40 million.
McKee Flare Gas Recovery. Diamond Shamrock Refining Company selected our Downstream Oil & Gas segment to provide EPC of the new Flare Gas Recovery Facilities at the Valero McKee Refinery located in Sunray, Texas. The project is valued at approximately $14 million.
Defense Logistics. In September 2010, our government services business, was awarded a contract for approximately $28 million by the Defense Logistics Agency-Energy (DLA-Energy) to design, build, own, and operate six automated fuel dispensing facilities at Camp Pendleton, California. The five-year contract includes options for three additional five-year periods. The facility will provide petroleum products and services for government operations.
BP Solar Project. In November 2010, BP Solar International awarded the Hawkeye unit of our Utility T&D segment a contract to construct an approximately 37 MW (direct current) solar photovoltaic project to be located in the Town of Brookhaven on Long Island, New York. The project commenced construction in November 2010 and is expected to be complete during the second half of 2011.
Central Maine Power. In December 2010, Central Maine Power Company awarded our Utility T&D business unit Hawkeye, LLC a contract to construct two regions of the Maine Power Reliability Program, comprising a total of approximately 60 miles of new single circuit 345 kV transmission lines and the rebuild of certain existing transmission lines in southern Maine. The work is expected to commence in spring 2011 and to be complete in early 2014.
Bangor Hydro Project. In December 2010, Bangor Hydro Electric Company awarded the Hawkeye unit of our Utility T&D segment a contract to rebuild Bangor Hydro’s existing 115kV Line 64 transmission line, which originates in Bangor, Maine and extends north to Chester, Maine, for a total of approximately 44 miles (“Line 64 Project”). The Line 64 Project is comprised of two segments: the Northern Segment, which extends from the Enfield Substation to the Keene Road Substation, for a distance of approximately 12 miles; and the Southern Segment, which extends from the Enfield Substation to the Gorham Substation, for a distance of approximately 32 miles. The work commenced in December 2010 and is expected to be complete in December 2011.
Haynesville Extension, Acadian Pipeline. In January 2011, Enterprise Products Partners awarded our U.S. Construction Segment 1 of the Haynesville Extension Project which includes approximately 106 miles of 42-inch pipeline. Segment 1 originates in the northwest portion of Red River Parish, LA and terminates near Boyce, LA. The work began in February 2011 and is expected to be complete in August 2011.

Financial Summary
During 2010, we generated revenue from continuing operations of $1,192,412 and an operating loss of $44,616, resulting in a net loss of $31,764, or $0.74 per diluted share. There are two large non-cash transactions reflected in these results. In the third quarter, operating income was improved by $45,340 ($45,340 after tax) as a result of reducing our 2011 contingent earnout liability related to the March 11, 2010 agreement to purchase InfrastruX. Also in the third quarter, an initial $12,000 ($7,200 after tax) estimate was recorded as a minimum Downstream Oil & Gas segment goodwill impairment. The fourth quarter annual impairment testing resulted in a final $60,000 ($36,000 after tax) goodwill impairment; the additional $48,000 ($28,800 after tax) was charged to operating income in the fourth quarter. Excluding the impact of the contingent earnout adjustment and the goodwill impairment (collectively referred to as “Special Items”), the fourth quarter and full year results were as follows:

		Change in
		Fair Value of		Before
	As	Contingent	Goodwill	Special
	Reported	Earnout	Impairment	Items(1)
Three Months Ended December 31, 2010
Operating income (loss)	$(87,406)	$—	$48,000	$(39,406)
Net income (loss) from continuing operations	$(66,302)	$—	$28,800	$(37,502)

Diluted income (loss) per share from continuing operations	$(1.41)	$—	$0.61	$(0.80)
Fully diluted shares, as reported	47,099,756	47,099,756	47,099,756	47,099,756

Year Ended December 31, 2010
Operating income (loss)	$(44,616)	$(45,340)	$60,000	$(29,956)
Net income (loss) from continuing operations	$(31,764)	$(45,340)	$36,000	$(41,104)

Diluted income (loss) per share from continuing operations	$(0.74)	$(1.05)	$0.83	$(0.96)
Fully diluted shares, as reported	43,013,934	43,013,934	43,013,934	43,013,934

(1)
Operating income (loss) before Special Items, Net income (loss) from continuing operations before Special Items and Diluted income (loss) per share from continuing operations before Special Items, non-GAAP financial measures, exclude items that management believes affect the comparison of results for the periods discussed below. Management also believes results excluding these items are more comparable to estimates provided by securities analysts and therefore are useful in evaluating operational trends of the Company and its performance relative to other engineering and construction companies. There were no Special Items during 2009.

Full Year 2010 Results
During 2010, revenue decreased $67,361 (5.3 percent) to $1,192,412 from $1,259,773 in 2009. This decrease is primarily due to a reduction of large diameter pipeline projects in our Upstream Oil & Gas segment, exacerbated by delays in execution schedules on pipeline and facilities work in our Canadian business, offset by $317,512 contributed by our newly acquired Utility T&D segment.
Operating income, excluding Special Items, decreased $79,902 (197.3 percent) to an operating loss of $39,406 from operating income of $40,496 in 2009, and operating margin decreased 6.5 percentage points to a negative 3.3 percent in 2010 from an operating margin of 3.2 percent in 2009. The legacy segments, Upstream Oil & Gas and Downstream Oil & Gas, both experienced substantial year-over-year reductions to their operating results. Upstream Oil & Gas decreased $28,283 or 70.7 percent to $11,714 and Downstream Oil & Gas decreased $15,714 to a loss of $15,215 as compared to operating income of $499 in 2009. These unfavorable variances reflect a full year of a very difficult economic cycle for the engineering and construction industry as compared to only a partial year in 2009, compounded by significant project losses in our Upstream Oil & Gas Canadian business previously discussed. Work carried forward from 2008 buffered the reduction to operating income in the first half of 2009. Almost two thirds of 2009’s revenue of $1,259,773 occurred in the first six months of the year.
Also contributing to the successive year operating loss was $26,455 in operating loss contributed by Utility T&D, representing six months of results for our new segment acquired July 1, 2010. The loss is attributable to a combination of a weak electric distribution business and large electric construction projects being delayed from 2010 into 2011. In addition, during 2010, we incurred acquisitions costs of $10,055, an increase of $7,556 from 2009, primarily from the pursuit and acquisition of InfrastruX.
Interest, net expense increased $19,237 (231.0 percent) to $27,565 from $8,328 in 2009. The increase in net expense is a direct result of the $300,000 Term Loan used to acquire InfrastruX on July 1, 2010.
Other, net income increased $4,655 (568.4 percent) to $5,474 from $819 in 2009. This change was primarily driven by approximately $3,300 in gains recognized on the sale of assets and $2,200 in certain goods and services tax (“GST”) refunds obtained in our Canadian business. We had $1,539 in gains on asset sales recognized, offset by $720 in other net expense during 2009.

The provision for income taxes for 2010 decreased $44,884 to a tax benefit of $36,150 on losses from continuing operations before income taxes of $66,707, as compared to a provision for income taxes of $8,734 on income from continuing operations before income taxes of $32,987 in 2009. The decrease in the provision for income taxes is primarily due to the decrease in operating income recognized during 2010 and no tax expense recognized in connection with the release of $45,340 of the contingent earnout liability associated with the acquisition of InfrastruX.
Refer to the “Results of Operations” section for further discussion and detail of the operating results for each of our segments.
Fourth Quarter 2010 Results
In the fourth quarter of 2010, we incurred a net loss of $66,302 or $1.41 per basic and diluted share from continuing operations revenue of $398,496 as compared to net income of $36,698 from continuing operations revenue of $408,792 for the third quarter of 2010. Excluding the fourth quarter Special Item of $48,000, or $28,800 after-tax, the fourth quarter loss is reduced to $37,502. See the table above for a reconciliation of operating income and net income excluding Special Items.
The fourth quarter of 2010’s sequential quarter revenue was fairly consistent with the previous quarter. The revenue decrease of $10,296 (2.5 percent) is primarily attributable to the mechanical completion of a large U.S. pipeline project during the third quarter and the lack of U.S. pipeline and power construction activity during the fourth quarter as this work returns to a more seasonal pattern of execution concentrated from early spring to late fall (drier months). These factors were offset by the commencement of two large pipeline projects and one facilities project during the fourth quarter of 2010 in our Canadian business, which had minimal project revenue in the third quarter of 2010 and follows a seasonal pattern from late fall to early spring.
The corresponding sequential quarter decrease in operating income was $132,814 (292.5 percent). The fourth quarter of 2010 had an operating loss of $87,406 versus operating income of $45,408 in the third quarter of 2010. Excluding the Special Items, the sequential quarter decrease is $51,474 and is primarily the result of limited work by the higher margin U.S. Pipeline operations. Although the U.S. Pipeline revenue loss was partially made up by Canada pipeline and facilities projects, the recognized Canada margins were minimal. Two Canada projects reverted to loss projects in the fourth quarter because of schedule and adverse weather delays. The operating margins, excluding Special Items, for the fourth quarter and third quarter of 2010 were negative 6.8 percent and positive 3.0 percent, respectively.
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
Backlog broadly consists of anticipated revenue from the uncompleted portions of existing contracts and contracts whose award is reasonably assured. Historically, our backlog has only included estimated work under MSAs for a period of 12 months or the remaining term of the contract, whichever is less. However, with the July 2010 acquisition of InfrastruX, we gained a significant alliance agreement with Oncor and other customers with work defined by MSAs. Under the Oncor MSA, we are the preferred contractor for the construction of Oncor’s portion of the Competitive Renewable Energy Zone (“CREZ”) work that is scheduled to be completed in 2013. We expect this assignment to generate over $500 million in construction revenue for our Utility T&D segment over the next three years. With this as the primary catalyst, we have updated our backlog presentation to reflect not only the 12 month MSA work estimate, but also the full-term value of the contract as we believe that this information is helpful in providing additional long-term visibility. We determine the amount of backlog for work under ongoing MSA maintenance and construction contracts by using recurring historical trends inherent in the MSAs, factoring in seasonal demand and projecting customer needs based upon ongoing communications with the customer. We also include in backlog our share of work to be performed under contracts signed by joint ventures in which we have an ownership interest.

At December 31, 2010, 12 month backlog from continuing operations increased $556,965 (143.0 percent) to $946,315 from $389,350 at December 31, 2009, driven primarily by an additional $527,912 of 12 month backlog contributed by the newly acquired Utility T&D segment. The Upstream Oil & Gas segment, with a 12 month backlog of $311,326, also contributed to the overall rise in backlog by increasing $68,132, or 28% from the 2009 12 month backlog level. These increases were offset by a decrease in the Downstream Oil & Gas segment 12 month backlog of $39,079 or 27%.
In our Upstream Oil & Gas segment, 12 month backlog increased $68,132 from 2009 driven primarily by our Canadian and engineering businesses, which experienced year over year increases of $199,545 and $48,299, respectively. This was offset, however, by a decrease of $179,712 in all other business units primarily due to the completion of our largest 2010 pipeline construction project, FEP, not replaced with equivalently sized work in the latter part of 2010. Our pipeline construction services contracting has experienced a return to a historical North America contracting model that is characterized by competitive fixed price bids and short time periods from project bid to execution, except for large EPC contracts that can span more than one year. With the return to historical contracting patterns, we expect to experience lower backlog numbers partially as a result of eliminating the much longer lead times between the award of and the execution of projects.
The Downstream Oil & Gas segment continued to experience a slower than expected return to business levels realized in 2008. During 2010, turnaround work continued to be completed faster than new work was added.
In our Utility T&D segment, six customer relationships are expected to contribute $209,400 in revenue during 2011. As previously discussed, a significant portion of the Utility T&D backlog is associated with recurring services on MSA contracts that extend beyond 2011.
When factoring in the backlog beyond the current 12 months, an additional $1,229,712 in revenue is anticipated. MSA agreements account for $1,178,191 of this amount. The remaining $51,521 is attributable to current lump sum projects in the Upstream Oil & Gas and Utility T&D segments. The Utility T&D segment currently accounts for $854,367 of the reported MSA backlog beyond 12 months and is derived from agreements extending until July of 2017. The remaining $323,824 is associated with Upstream Oil & Gas segment MSA work and is primarily comprised of work from a single Canada MSA extending through 2017 and valued at $303,000.
Backlog for discontinued operations was $0 at December 31, 2010 and $2,392 at December 31, 2009.
The following table shows our backlog by operating segment as of December 31, 2010 and 2009:

	As of December 31,
	2010				2009
	12 Month	Percent	Total	Percent	12 Month	Percent	Total	Percent
Upstream Oil & Gas	$311,326	32.9%	$653,671	30.0%	$243,194	62.5%	$283,130	66.0%
Downstream Oil & Gas	107,077	11.3%	107,077	5.0%	146,156	37.5%	146,156	34.0%
Utility T&D	527,912	55.8%	1,415,279	65.0%	—	0.0%	—	0.0%

Total backlog	$946,315	100.0%	$2,176,027	100.0%	$389,350	100.0%	$429,286	100.0%

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

EBITDA from continuing operations for 2010 decreased $4,542 (5.6 percent) to $75,816 from $80,358 in 2009. The decrease in EBITDA during 2010 is primarily a result of the $45,340 change in fair value of the contingent earnout liability recognized in the third quarter of 2010 and an overall decrease in restructuring costs of $8,923, offset by decreased contract income of $23,110 (excluding depreciation) and an increase in G&A of $35,646 (excluding depreciation).
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
A reconciliation of EBITDA and Adjusted EBITDA from continuing operations to U.S. GAAP financial information follows:

	Year Ended December 31,
	2010	2009	2008
Net income from continuing operations attributable to Willbros Group, Inc.	$(31,764)	$22,436	$42,887
Interest, net	27,565	8,328	9,032
Provision (benefit) for income taxes	(36,150)	8,734	25,942
Depreciation and amortization	56,165	40,860	44,903
Goodwill impairment	60,000	—	62,295

EBITDA	75,816	80,358	185,059

Changes in fair value of contingent earnout liability	(45,340)	—	—
DOJ monitor cost	4,002	2,582	530
Stock based compensation	7,957	9,549	11,652
Restructuring and reorganization costs	3,771	12,694	—
Acquisition related costs	10,055	2,499	—
(Gains) on sales of equipment	(3,538)	(1,082)	(7,081)
Noncontrolling interest	1,207	1,817	1,836

Adjusted EBITDA	$53,930	$108,417	$191,996

Discontinued Operations
For the year ended December 31, 2010, loss from discontinued operations was $5,272 or $0.12 per share. This compares to a loss from discontinued operations of $4,613 or $0.12 per share for the year ended December 31, 2009. The 2010 loss from discontinued operations is primarily due to the classification of our Libyan operations as discontinued operations as of December 31, 2010. Our investment in establishing a presence in Libya, while resulting in contract awards, has not yielded any notice to proceed on subject awards, and we have, therefore, exited this market due to the delays and identification of other more attractive opportunities.
Transition Services Agreement (“TSA”)
The TSA expired on February 7, 2009, which ended our obligation to provide any further support or other services to Ascot in West Africa or otherwise. Although the Transition Services Agreement expired, we continue to incur legal fees related to the West African Gas Pipeline Company Limited (‘WAPCo”) parent company guarantee assertions as further discussed in Note 21 — Discontinuance of Operations, Asset Disposals and Transition Services Agreement. These legal fees are expected to escalate and continue over the next several years. At this time, we are unable to estimate the likely total legal costs.
Parent Company Guarantees
Although the Nigeria letters of credit and the TSA have expired, we continue to have potential financial exposure from parent company performance guarantees related to several projects in Nigeria that were contracted by our subsidiary, Willbros West Africa, Inc. (“WWAI”), at the time of our February 7, 2007 sale of WWAI to Ascot. On February 15, 2010, we received a letter from attorneys representing WAPCo advising us that we were liable for approximately $265,000 of damages allegedly incurred by WAPCo to complete the remaining portion of the scope of work (a portion of the West Africa Gas Pipeline project or “WAGP”) originally contracted by WWAI. After WWAI was sold to Ascot, on February 27, 2008, WAPCo provided WWAI with notice of termination of the WAGP contract. We intend to contest this claim for damages vigorously. At this time, no estimate can be made on the likely outcome of what is expected to be a prolonged period of litigation.
Additional financial disclosures and information on discontinued operations and the February 15, 2010 WAPCo letter are provided in Note 21 — Discontinuance of Operations, Asset Disposals and Transition Services Agreement included in Item 8 and in Item 1A — Risk Factors of this Form 10-K.
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
Fiscal Year Ended December 31, 2010 Compared to Fiscal Year Ended December 31, 2009
Contract Revenue
Contract revenue decreased $67,361 (5.3 percent) to $1,192,412 from $1,259,773. A year-to-year comparison of revenue is as follows:

	Year Ended December 31,
			Increase	Percent
	2010	2009	(Decrease)	Change
Upstream Oil & Gas	$573,796	$982,523	$(408,727)	(41.6)%
Downstream Oil & Gas	301,104	277,250	23,854	8.6%
Utility T&D	317,512	N/A	317,512	100.0%

Total	$1,192,412	$1,259,773	$(67,361)	(5.3)%

Upstream Oil & Gas revenue decreased $408,727 (41.6 percent) to $573,796 from $982,523 in 2009. We believe the decrease in revenue was the result of our customers’ reduction in capital and maintenance spending in 2010 as a continued reaction to the overall global economic recession. This was evidenced by an overall decrease in large diameter pipeline projects available for bid. Further, projects that were initially being bid for 2010 completion were postponed or cancelled. As a result of these conditions, the segment began to pursue midstream pipeline projects which opened a new market in one of the major regional shale plays. This market generated $41,518 in revenue for us in 2010. The engineering business also contributed higher than expected revenues of $66,206 as a result of developing alliances. Overall, our North American Upstream Oil & Gas business units experienced revenue decreases from 9.4 percent to 56.7 percent. The sole business unit to grow revenue year-over-year was in Oman, where revenue grew 12.6 percent driven by maintenance services. The majority of our 2010 revenue (57.5 percent) was awarded and executed in 2010, with the largest exception being the FEP project that was awarded for approximately $195,000 in 2009 and executed in 2010. This marks a return to the business environment where we expect short lead-times between award and execution for our construction projects in the United States.
Our U.S. business units’ revenues decreased $341,009 (51.4 percent) to $321,791 from $662,800 in 2009. This was primarily due to reduced utilization of large-diameter cross-country pipeline construction assets of $264,927 and a reduction of pipeline facility construction work of $98,711. We believe the reduction of pipeline construction revenue was directly linked to the reduced capital budgets approved and executed by our core customer base in 2010. We believe the reduction of facility construction revenue was also impacted by significantly reduced capital budgets for our core customers. These decreases were partially offset by increased revenue from our regional pipeline construction activity of $41,518 and increased revenue from our engineering services of $4,321. We believe the increased demand for our engineering services, while modest at 10.1 percent, demonstrates a turning point in the market for front-end design work for gas and liquid transportation systems which is the precursor to construction of these systems.
Our Canada business unit revenue decreased $75,935 (29.9 percent) to $178,418 from $254,353 in 2009. The decrease was primarily due to reduced capital budgets of the oil-sand producers and pipeline companies, driven by uncertain crude pricing. Revenue from our pipeline construction group decreased $35,355, revenue from our field services group declined $22,698, and revenue from our facility construction group declined $18,277. Our Oman business unit revenue increased $8,221 (12.6 percent) to $73,589 from $65,368 in 2009. This increase was largely attributable to increased work order activity from our largest customers for which we provide both capital construction and maintenance services.
Downstream Oil & Gas revenue increased primarily as a result of increased maintenance and turnaround activity and development of downstream services in Canada. We experienced revenue increases of 17.5 percent to 78.8 percent in several of our business units and revenue decreases from 35.5 percent to 75.2 percent in our other business units. Revenue increased quarter-over-quarter throughout 2010 as we worked off existing backlog from 2009 and filled in the year with new contract awards.
Our Construction Services business unit revenue decreased $25,193 (75.2 percent) to $8,290 from $33,484 in 2009. While this business unit has maintained a consistent level of consulting services for our customers’ long-term capital expansion projects, our involvement in the physical construction of these projects has decreased from six projects in 2009 to one project in 2010. Our consulting services arrangements were largely negotiated in prior years for projects that are still ongoing. New capital project activity and construction opportunities relating to our consulting services have decreased since the latter part of 2008.
Our Manufacturing Services business unit revenue decreased $13,478 (35.5 percent) to $24,514 from $37,992 in 2009, primarily due to a 62.0 percent decrease in revenue from fabrication of process heaters. As capital spending by our customers decreased throughout 2009, we worked off existing backlog but were unable to replace that work in 2010. As our customers’ capital budgets increase, we fully expect that the demand for process heaters will increase. Partially offsetting the revenue decline from fabrication of process heaters was a 221.4 percent increase in revenue from fabrication of replacement transfer lines, which represents maintenance expenditures for our customers.
Our Tank Services business unit revenue increased $16,322 (64.5 percent) to $41,620 from $25,298 in 2009. Our 2009 and 2010 investments in expanding tank services into Canada resulted in our first contract award in 2010. We realized revenue of $15,355 from this contract in 2010 and are actively pursuing additional contract awards in Canada. Services provided in the U.S. consisted of less new tank construction than in previous years as a result of decreased capital spending by our customers in 2009 and early 2010. We were able to win additional tank inspection and repair work in 2010 to offset the decrease in new tank construction awards. Proposal requests from our customers for new tank construction projects increased during the latter half of 2010, resulting in several multiple-tank construction contract awards that began in late 2010.

Our Maintenance and Turnaround business unit revenue increased $25,804 (17.5 percent) to $172,980 from $147,176 in 2009. We benefited in 2010 from our position as a contractor of choice for our customers’ maintenance and turnaround needs, the impact of delayed maintenance activities in 2009, and our investments in equipment to provide exchanger tube bundle extraction services.
Our Engineering business unit revenue increased $17,634 (59.2 percent) to $47,428 from $29,794 in 2009. We experienced a $19,958 increase in revenue resulting from a full year of activity for Downstream Engineering, acquired in July 2009. Engineering revenue declined during the latter half of 2010 as several significant contracts were completed. Bid activity on new capital work remains high. However, we continue to experience customer-imposed delays on awarded contracts. The decline in engineering revenue during the latter half of 2010 was partially offset by the award of an EPC contract from an existing customer in Texas. This project began late in the third quarter of 2010. We continue to market our EPC service offering to new and existing customers.
Our Government Services business unit revenue increased $2,765 (78.8 percent) to $6,272 from $3,507 in 2009. This resulted primarily from the reclassification of Government Services from the Upstream Oil & Gas segment to the Downstream Oil & Gas segment in July 2009. We were successful in winning nine task orders from the U.S. Navy under the Engineering Service Center’s IDIQ contract, six of which commenced during the second half of 2010 and will continue into 2011. We continue to bid on task orders under this contract as they are released.
Utility T&D, a new segment, resulting from the acquisition of InfrastruX, contributed revenue of $317,512 as a result of revenues derived from a broad range of transmission and distribution construction and maintenance services from July 1, 2010 through December 31, 2010. This segment includes the business units of Hawkeye, Chapman Construction, and Willbros T&D, which accounted for $75,778, $57,143 and $40,873, respectively, or 54.7% of the segment’s total revenue. Hawkeye’s contract revenue is driven primarily by MSA contracts related to overhead and underground transmission, distribution and telecommunication systems. The business generated revenue of $61,880 for the six months ended December 31, 2010 as a direct result of established MSAs. These agreements vary in length from one month to three years. Chapman generated $44,948 or 78.6% of the business units’ revenue through an alliance agreement with Oncor providing turnkey transmission and substation construction and maintenance solutions. Willbros T&D produced $28,289 or 72.1% of that business unit’s revenue through an alliance agreement with Oncor to provide overhead and underground utility construction services.
Operating Income
Operating income decreased $130,452 (322.1 percent) to a loss of $89,956 from income of $40,496 in 2009. A year-to-year comparison of operating income is as follows:

		Operating		Operating		Percent
	2010(1)	Margin %	2009	Margin %	Change	Change

Upstream Oil & Gas	$11,714	2.0%	$39,997	4.1%	$(28,283)	(70.7)%
Downstream Oil & Gas	(75,215)	(25.0)%	499	0.2%	(75,714)	(15,173.1)%
Utility T&D	(26,455)	(8.3)%	N/A	N/A	(26,455)	(100.0)%

Total	$(89,956)	(7.5)%	$40,496	3.2%	$(130,452)	(322.1)%

(1)
This table does not reflect change in fair value of contingent earnout consideration of $45,340 in 2010 which is included in operating results. The change in fair value of contingent earnout consideration was characterized as a corporate change in estimate and is not allocated to the reporting segments.

Upstream Oil & Gas operating income decreased $28,283 (70.7 percent) to $11,714 from $39,997 in 2009. The decrease was caused by reduced revenue across the segment, as noted above. Our operating margin was consistent year-over-year primarily due to improved project margins in the United States partially offset by reduced margins in Canada as well as increased general and administrative (“G&A”) expense as a percent of revenue, across the segment. The increased G&A was primarily attributed to increased proposal activity as well as growth initiatives expanding our regional service delivery capabilities.
Operating income for our United States business units decreased $468 (1.8 percent) to $25,741 from $26,209 in 2009. Our operating income remained constant in-spite of significant revenue declines of 51.4% for these businesses. Our construction business suffered the most from revenue decline, but our focus on execution of the available work allowed us to improve our contract margins and still deliver strong operating income at a significantly smaller volume. This continued profitability came as we saw the market shift back fully to lump-sum contracting terms, marking the end of the cost-reimbursable work that we completed in 2009 for large diameter cross-country pipeline construction. Our engineering business experienced a much more modest revenue decline, but had a significant improvement in profitability. In 2009, our engineering business had significant operating losses, which were reversed in 2010 to significant operating income due to stronger market demand for our services and active cost management.

Operating income for our Canada business unit decreased $29,826 (371.4 percent) to a loss of $21,796 from income of $8,030 in 2009. This decrease was primarily caused by loss projects in our pipeline and facility construction groups, compounded by the reduction of recurring oil-sands maintenance contracts in northern Alberta. The four lump-sum projects that were in a loss position as of year-end accounted for approximately $19,000 of contract losses. In 2010, we were awarded a multiple year extension for our maintenance work for Syncrude in Canada. Operating income for our Oman business unit increased $749 (7.7 percent) to $10,509 from $9,760 in 2009. The increase in operating income is primarily attributable to a revenue increase which we feel is driven by our long-term recurring service contracts with key customers in Oman. These recurring services helped to insulate this business unit from the constraints of capital spending that we experienced in other parts of our business in 2010. Operating losses for our other international business units decreased $550 (18.0 percent) to a loss of $2,502 from a loss of $3,052 in 2009. These costs are primarily related to international new business development and pursuing new opportunities, as well as the proposal costs associated with submitting multiple qualified international bids in places like Libya and Australia in 2010.
Downstream Oil & Gas operating income decreased primarily as a result of the $60,000 goodwill impairment charge taken in the third and fourth quarters of 2010 and the previously discussed decreases in revenue from our Manufacturing Services and Construction Services business units, as well as operating losses contributed by our Engineering business unit ($6,148) and Tank Services business unit ($4,537). Our Maintenance and Turnaround business unit contributed an operating loss for the year that was driven largely by a loss on a fixed price contract early in the year.
Contract margins declined in each business unit during 2010. These declines were caused by continued pricing pressure from our customers and a more competitive bidding environment. As a result, our fixed price bids and our rates on cost reimbursable projects subsequently awarded and performed during 2010 reflected lower margins. These lower bid margins, combined with losses experienced on several contracts, resulted in contract margin decreases of 12.8 percent in Tank Services, 13.4 percent in Manufacturing Services, and 2.9 percent in Maintenance and Turnaround Services. Contract margins for the Downstream Oil & Gas segment decreased 5.9 percent, driven primarily by these three business units.
As part of our continuing effort to decrease costs in this segment and remain competitive in our market, we successfully reduced indirect contract costs and G&A costs by $12,750 and $7,095, respectively, compared to 2009. Included in operating costs is $536 in costs associated with headcount reductions.
The Utility T&D segment generated an operating loss of $26,455. The segment incurred costs totaling $26,309 of which non-recurring acquisition costs of $9,814, and restructuring fees of $2,638 associated with the Seattle office closure were recorded for the six months ended December 31, 2010. Other significant costs charged to the segment were labor of $2,889 and depreciation of $1,267.
The Willbros T&D business experienced an operating loss of $3,597 as a result of lower volumes and a shift in the mix in transmission construction revenues associated with the Oncor work in Texas, resulting in a heavier mix of lower margin work. In addition, these lower volumes and delays created an underutilization of equipment. For the six months ended December 31, 2010, Willbros T&D incurred equipment rental expense of $2,994 and depreciation expense of $2,144 associated with an underutilized fleet.
Hawkeye reported an operating loss of $3,280 primarily due to the project delays experienced in the Northeast (both of which are currently underway); and in general a weaker market for electric and gas distribution work. In addition, depreciation costs on an underutilized fleet were $3,310.
Partially offsetting the operating losses were UtilX with operating income of $5,379 and Chapman with operating income of $3,661. Utilx’s international operations performed well due to Cablewise® projects in Europe and increased royalty revenue. Chapman provided operating income despite a shift in the mix of transmission construction revenue associated with the CREZ build out.

Non-Operating Items
Interest, net expense increased $19,237 (231.0 percent) to $27,565 from $8,328 in 2009. The increase in net expense is primarily a result of increased interest expense of $16,106 related to the new Term Loan, debt issuance cost amortization of $1,994 related to the 2010 Credit Agreement and a reduction in interest income of $1,211 due to lower levels of and rates of return on invested cash.
Other, net income increased $4,655 (568.4 percent) to a net income of $5,474 from net income of $819 in 2009. The increase in income is attributed to increased gains on the sale of assets of $1,748 in 2010 as compared to 2009, a reduction in expense of $1,210 related to asset write-downs taken in 2009, $879 in income recorded in the second quarter of 2010 as a result of a refund of GST based on certain deductions made in 2010, and a reduction in foreign exchange losses of $235 on U.S. dollar to Canadian dollar transactions.
Provision for income taxes decreased $44,884 (513.9 percent) to a benefit of $36,150 from a provision of $8,734 in 2009. During 2010, we recognized a tax benefit of $36,150 on a loss from continuing operations before income taxes of $66,707 as compared to income tax expense of $8,734 on income from continuing operations before income taxes of $32,987 in 2009. The decrease in the provision for income taxes is due to the decrease in operating income recognized during 2010 and no tax expense incurred in connection with the release of the contingent earnout liability in the amount of $45,340 associated with the acquisition of InfrastruX.
Income (Loss) from Discontinued Operations, Net of Taxes
Income (loss) from discontinued operations, net of taxes increased $659 (14.3 percent) to a loss of $5,272 from a loss of $4,613 in 2009. As of December 31, 2010, we classified our Libyan operations as discontinued operations for all periods presented. Our investment in establishing a presence in Libya, while resulting in contract awards, has not yielded any notice to proceed on subject awards, and we have therefore exited this market due to the delays and identification of other more attractive opportunities. Our loss from discontinued operations related to Libya was $3,179 for the year ended December 31, 2010 and $3,116 for the year ended December 31, 2009. The loss during the twelve months ended December 31, 2010 is also related to the legal fees incurred in connection with the previously discussed WAPCo parent company guarantee assertions. The legal fees are expected to escalate and continue over the next several years. At this time, we are unable to estimate the likely total legal fees. The change is also related to a $1,750 charge taken during the second quarter of 2009 to write-off the net book value of the note related to the Venezuela sale, as management determined it unlikely to collect due to the nationalization of various oil contractors within the country.

Fiscal Year Ended December 31, 2009 Compared to Fiscal Year Ended December 31, 2008
Contract Revenue
Contract revenue decreased $652,931 (34.1 percent) to $1,259,773 from $1,912,704 primarily due to decreased Upstream Oil & Gas revenue, although Downstream Oil & Gas did incur a significant percentage decrease in revenue. A year-to-year comparison of revenue is as follows:

	Year Ended December 31,
				Percent
	2009	2008	Decrease	Change

Upstream Oil & Gas	$982,523	$1,545,629	$(563,106)	(36.4)%
Downstream Oil & Gas	277,250	367,075	(89,825)	(24.5)%

Total	$1,259,773	$1,912,704	$(652,931)	(34.1)%

Upstream Oil & Gas revenue decreased $563,106 (36.4 percent) to $982,523 from $1,545,629 in 2008. We believe the decrease in revenue was the result of our customers’ reduction in capital and maintenance spending in 2009 as a reaction to the overall global economic recession. At each of our Upstream Oil & Gas business units, we experienced revenue decreases from 23.0 percent to nearly 70.0 percent. The majority of our 2009 revenue (67.6 percent) was earned in the first six-months of 2009 as we worked off existing backlog from 2008.
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
Operating Income
Operating income decreased $31,310 (43.6 percent) to $40,496 from $71,806 in 2008. A year-to-year comparison of operating income is as follows:

	Year Ended December 31,
		Operating		Operating		Percent
	2009	Margin %	2008	Margin %	Change	Change
Upstream Oil & Gas	$39,997	4.1%	$110,885	7.2%	$(70,888)	(63.9)%
Downstream Oil & Gas	499	0.2%	(39,079)	(10.6)%	39,578	101.3%

Total	$40,496	3.2%	$71,806	3.8%	$(31,310)	(43.6)%

Upstream Oil & Gas operating income decreased $70,888 (63.9 percent) to $39,997 from $110,885 in 2008. The decrease was caused by reduced revenue across the segment, as noted above, combined with increased margin pressure for most of our service offerings. With fewer prospects available in 2009, the competition for each project grew, forcing us to reduce margin expectations across the segment. Our contract margins for 2009 were lower than 2008 at three of our four primary business units, suffering declines from 2.6 percentage points to 13.0 percentage points. The only business unit that improved contract income, year-over-year, was our U.S. Construction group, which improved 0.9 percentage points. In 2009, we focused on reducing our overhead expenses to remain competitive in a market with fewer opportunities. These efforts resulted in a reduction of our total G&A costs of $14,527 in 2009. As a percent of segment revenue, G&A costs represented 7.0 percent, although this was an increase as compared to the equivalent 5.3 percent in 2008. G&A costs reductions lagged behind the 36.4 percent revenue decline in 2009.
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
Operating income for our other international business units decreased $1,494 (94.7 percent) to a loss of $3,072 from a loss of $1,578 in 2008. These costs are primarily related to international new business development and pursuing new opportunities, as well as the proposal costs associated with submitting multiple qualified bids.
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
Other, net income decreased $7,072 (89.6 percent) to a net income of $819 from net income of $7,891 in 2008. The decrease was primarily a result of selling one of our fabrication facilities located in Edmonton, Alberta, Canada, which resulted in a gain on sale of $7,694 during 2008.
Provision for income taxes decreased $17,208 (66.3 percent) to $8,734 from $25,942 in 2008. During 2009, we recognized $8,734 of income tax expense on income from continuing operations before income taxes of $32,987 as compared to income tax expense of $25,942 on income from continuing operations before income taxes of $70,665 in 2008. The decrease in the provision for income taxes is due to the decrease in operating income recognized during 2009 and a decrease in effective tax rate primarily due to the reversal of uncertain tax positions.
Income (Loss) from Discontinued Operations, Net of Taxes
Income (loss) from discontinued operations, net of taxes decreased $5,358 (719.2 percent) to a loss of $4,613 from income of $745 in 2008. During 2009, a $1,750 charge to write off the net book value of a note receivable related to the sale of our Venezuela assets and operations was recorded. Management determined the collection of this outstanding commitment was highly unlikely due to nationalization of various oil-field service contractors within the country. The income recognized during the same period in 2008 was the result of two pre-Nigeria sale insurance claim recoveries totaling $3,004 for events of loss we suffered prior to the sale of our Nigeria operations. Additionally, as of December 31, 2010 we classified our Libyan operations as discontinued operations. We recognized a loss from discontinued operations related to Libya of $3,116 and $2,012 respectively for the years ended December 31, 2009, and 2008.

LIQUIDITY AND CAPITAL RESOURCES
Our financing objective is to maintain financial flexibility to meet the material, equipment and personnel needs to support our project commitments, and pursue our expansion and diversification objectives, while reducing debt. As of December 31, 2010, we had cash and cash equivalents of $141,101. Our cash and cash equivalent balances held in the United States and foreign countries were $59,437 and $81,664, respectively. We have analyzed our operations in all jurisdictions and while our current operating strategy is to reinvest any earnings of operations internationally rather than to distribute dividends to the U.S. parent or its U.S. affiliates, we are continually evaluating the use of cash available in our foreign subsidiaries for use to pre-pay debt. No dividends were paid from foreign operations to Willbros Group, Inc. or its domestic subsidiaries during 2010. At this time, there are other avenues available to management to consider for pre-payment of debt and the likelihood that cash would be repatriated from foreign operations is low.
We are also able to secure funds from a three year revolving credit facility of $175,000 that was established primarily to provide letters of credit. As of December 31, 2010, we had no outstanding borrowings and $25,678 of letters of credit outstanding under our 2010 Credit Facility, leaving remaining capacity of $149,322. Our ability to use the 2010 Credit Facility for revolving loans, however, has been restricted as a result of the amendment to the 2010 Credit Facility in March of 2011 as discussed below.
During 2010, our working capital position for continuing operations decreased by $27,811 (9.4 percent) to $269,584 from $297,395 at December 31, 2009. This was primarily the result of a significant reduction in income from continuing operations due to a reduction of large diameter pipeline projects in our Upstream Oil & Gas segment, amplified by delays in execution schedules on pipeline and facilities work in our Canadian business, offset by additional working capital associated with our new Utility T&D segment in the second half of 2010.
Our overall cash balance has been negatively impacted by an ongoing contract dispute with TransCanada. See Note 16 in the accompanying financial statements for additional background information. As of December 31, 2010, we have $71,159 of unpaid TransCanada receivables. We have submitted this dispute to arbitration for resolution; however, final resolution may not occur for a year or more. We have not established a collectability reserve, and we believe adequate financial reserves are available during the interim period prior to receiving payment.
Additional Sources and Uses of Capital
2010 Credit Facility
Concurrent with our acquisition of InfrastruX, we entered into the 2010 Credit Agreement dated June 30, 2010, that consists of a four year, $300,000 Term Loan maturing in July 2014 and a three year revolving credit facility of $175,000, maturing in July 2013 and replaced our existing three year $150,000 senior secured credit facility, which was scheduled to expire in November 2010. The proceeds from the Term Loan were used to pay part of the cash portion of the merger consideration payable in connection with our acquisition of InfrastruX. See Note 10 — Long-term Debt in Item 8 of this Form 10-K for further discussion of the 2010 Credit Facility.
Our 2010 Credit Agreement (and the 6.5% Senior Convertible Notes for debt incurrence test only) contain various provisions that require us to, among other things, comply with the following requirements in which we were in compliance as of December 31, 2010:
•	minimum interest coverage ratio;
•	maximum total leverage ratio;
•	minimum tangible net worth;
•	debt incurrence test;
•	minimum consolidated EBITDA and a minimum cash balance during the Interim Period;
•	limitations on capital expenditures during the Interim Period, $60,000, and the greater of $70,000 or 25% of EBTIDA thereafter;
•	limitations on indebtedness;
•	limitations on liens;
•	limitations on certain asset sales and dispositions; and
•	limitations on certain acquisitions and asset purchases if certain liquidity levels are not maintained.

Our 2010 Credit Agreement, 2.75% Convertible Senior Notes and 6.5% Senior Convertible Notes contain default and cross-default provisions. An Event of Default under the 2010 Credit Agreement would permit Crédit Agricole and the lenders to terminate their commitment to make cash advances or issue letters of credit, require the immediate repayment of any outstanding cash advances with interest and require the cash collateralization of outstanding letter of credit obligations. An Event of Default under the 2.75% Convertible Senior Notes and 6.5% Senior Convertible Notes would require an accelerated payment of such notes before the scheduled date of maturity. Events of Default in the 2010 Credit Agreement, 2.75% Convertible Senior Notes, or the 6.5% Senior Convertible Notes may trigger cross-default provisions under these debt instruments.
Events of Default under the 2010 Credit Agreement, 2.75% Convertible Senior Notes and 6.5% Senior Convertible Notes may include, but are not limited to, covenant breaches that are not waived or cured, a failure to make scheduled payments of interest or principal of any debt obligation greater than a certain amount, a change in control of the Company or certain insolvency proceedings.
Our 2010 Credit Agreement was amended on March 4, 2011 (the “Amendment”). The Amendment allows us to make certain dispositions of equipment, real estate and business units. In most cases, proceeds from these dispositions would be required to pay down the existing Term Loan made pursuant to the 2010 Credit Agreement. Financial covenants and associated definitions, such as Consolidated EBITDA, were also amended to permit us to carry out our business plan and to clarify the treatment of certain items. We have agreed to limit our revolver borrowings under the 2010 Credit Agreement to $25,000, with the exception of proceeds from revolving borrowings used to make any payments in respect of the Convertible Senior Notes, until our total leverage ratio is 3.0 to 1.0 or less. However, the Amendment does not change the limit on obtaining letters of credit. The Amendment also modifies the definition of Excess Cash Flow to include proceeds from the TransCanada Pipeline Arbitration, which would require us to use all or a portion of such proceeds to further pay down the existing Term Loan in the following fiscal year of receipt. For prepayments made with Net Debt Proceeds or Equity Issuance Proceeds (as those terms are defined in the 2010 Credit Agreement), the Amendment requires a prepayment premium of 4% of the principal amount of the Term Loans prepaid before December 31, 2011 and 1% of the principal amount of the Term Loans prepaid on and after December 31, 2011 but before December 31, 2012. Premiums for prepayments made with proceeds other than Net Debt Proceeds or Equity Issuance Proceeds remain the same as set forth under the 2010 Credit Agreement.
In connection with the Amendment, we incurred fees of $4,743 and $376 related to lender fees and third party legal costs, respectively, in the first quarter of 2011. Based on the Financial Accounting Standards Board (“FASB”) accounting standard on debt modifications, we have capitalized lender fees and will amortize them over the three and four-year terms of the revolving credit facility and Term Loan, respectively. Based on the same standard, the third party legal fees were expensed as incurred during the first quarter of 2011.
Cash Flows
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
As of December 31, 2010, we had cash and cash equivalents of $141,101, working capital excluding discontinued operations of $269,584 and long-term obligations of $304,470, net of current maturities. These long-term obligations consist of $272,420 on the Term Loan and $32,050 related to the 6.5% Notes, which have an aggregate principal amount of $316,300.
Operating Activities
Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of collection of receivables and the settlement of payables and other obligations. Working capital needs are generally higher during the summer and fall months when the majority of our capital intensive projects are executed. Conversely, working capital assets are typically converted to cash during the winter months. Operating activities from continuing operations provided net cash to us of $58,293 during 2010 as compared to $57,425 during 2009 and $190,556 during 2008. The slight increase in operating cash flows in 2010 as compared to 2009 is due primarily to:
•
an increase in cash flow provided by working capital accounts of $57,032. This increase was driven primarily by improvement of our cash collection efforts during the fourth quarter of 2010 as evidenced by our reduction in days sales outstanding from 91 days at December 31, 2009 to 83 days at December 31, 2010. This increase can also be attributed to a greater focus on our overall working capital management by aligning payments on obligations with current contractual arrangements. This was almost entirely offset by

•
an increase in the cash consumed by continuing operations of $56,164, net of non-cash effects, which includes a $60,000 goodwill impairment charge and a $45,340 reduction in the contingent earnout liablity.

Investing Activities
During 2010, we used net cash in investing activities of $404,651 as compared to $34,036 and $11,725 used in investing activities in 2009 and 2008, respectively. Investing activities in 2010 included:
•	$18,300 used for capital expenditures, offset by $18,331 of proceeds from the sale of under-utilized equipment. The newly acquired Utility T&D segment contributed capital expenditures of $6,437.
•	$421,182 of net cash used for the third quarter acquisition of InfrastruX.
•	$16,500 in net cash provided from the maturities of short-term investments during 2010.
During 2009 and 2008, we used $13,107 and $35,185, respectively, for capital expenditures, offset by $9,585 and $21,212 of proceeds from the sale of equipment. The decrease in capital expenditures of $22,078 in 2009 compared to 2008 is related primarily to a significant purchase of large construction equipment made during 2008. We monitor our real estate, fleet and equipment size and utilization, and to the extent both financially and operationally beneficial, we actively seek potential buyers or renters of such equipment in order to limit our financial exposure resulting from their under-utilization. In 2010, we began a process of analyzing all under-utilized property and equipment and adopted a plan to dispose of such assets. In December 2010, we completed the sale of equipment having a net book value of $12,226, receiving proceeds of $15,103. In addition, we have committed to a plan of disposal of additional properties and equipment having a carrying value of $18,867. These assets are expected to be sold in 2011 and have been separately presented in the Consolidated Balance Sheet in the caption “Assets held for sale.”
Financing Activities
In 2010, financing activities provided net cash of $291,220 as compared to $35,056 and $60,044 used by financing activities in 2009 and 2008, respectively. Net cash provided by financing activities in 2010 resulted primarily from:
•	$282,000 in net proceeds after the $18,000 original issue discount provided from the Term Loan issued in connection with the funding of the InfrastruX acquisition; and
•
$58,078 in proceeds received from the issuance of common stock which was used to fund the purchase of InfrastruX, offset by additional debt issuance costs of $16,238 for the new 2010 Credit Facility and Term Loan completed concurrently with our acquisition of InfrastruX.

Net cash used by financing activities in 2009 and 2008 resulted primarily from payments made on capital leases as well as government fines of $22,097 and $6,575 for 2009 and $31,402 and $12,575 for 2008, respectively.
Discontinued Operations
Net cash from discontinued operations used $4,847 in 2010 as compared to $3,546 used in 2009. This resulted primarily from additional G&A costs incurred related to our Libyan operations in 2010 as compared to 2009 as well as additional legal fees incurred related to our ongoing WAPCo parent company guarantee assertions. In 2008, our net cash from discontinued operations provided cash to us of $1,090, which was primarily the result of two pre-Nigeria sale insurance claim recoveries of $3,004 that more than offset the loss incurred related to our Libyan operations in the same period.
Capital Requirements
During 2010, $58,293 of cash was provided by our continuing operations activities. Capital expenditures by segment amounted to $9,586 spent by Upstream Oil & Gas, $951 for Downstream Oil & Gas, $6,437 for Utility T&D, and $1,326 by Corporate, for a total of $18,300. Approved capital spending of $960 has been carried forward to 2011.

We believe that our financial results combined with our current liquidity, financial management and the 2010 Credit Facility, as amended and previously discussed, will ensure sufficient cash to meet our capital requirements for continuing operations. As such, we are focused on the following significant capital requirements:
•	providing working capital for projects in process and those scheduled to begin in 2011;
•	funding of our 2011 capital budget of approximately $29,700, inclusive of $960 of carry-forward from 2010;
•	redeeming of $59,357 of our 2.75% Notes (see “Contractual Obligations” below); and
•	making the final installment payment to the government related to fines and profit disgorgement.
We believe that we will be able to support our ongoing working capital needs through our cash on hand, operating cash flows, sales of idle and under-utilized equipment and potentially, the previously discussed 2010 Credit Facility.
Contractual Obligations
As of December 31, 2010, we had $299,250 of outstanding debt related to our Term Loan and $91,407 of outstanding debt related to the convertible notes. In addition, we have various capital leases of construction equipment and property resulting in aggregate capital lease obligations of $15,262 at December 31, 2010.

	Payments Due By Period
		Less than	1-3	4-5	More than
	Total	1 year	years	years	5 years
Term Loan	$299,250	$15,000	$30,000	$254,250	$—
Convertible notes	91,407	59,357	32,050	—	—
Capital lease obligations	15,262	8,743	6,470	49	—
Operating lease obligations	143,175	39,581	54,372	22,620	26,602
Equipment financing obligations	2,118	1,343	775	—	—
Contingent earnout	10,000	—	10,000	—	—
Government obligations	6,575	6,575	—	—	—
Uncertain tax liabilities	4,866	—	—	—	—

Total	$572,653	$130,599	$133,667	$276,919	$26,602

The holders of the 6.5% Notes had the right to require us to purchase the 6.5% Notes for cash, including unpaid interest, on December 15, 2010. None of the 6.5% Notes were surrendered for purchase pursuant to this put option. Accordingly, the 6.5% Notes remain outstanding as of December 31, 2010 and continue to be subject to the terms and conditions of the Indenture governing the 6.5% Notes. Following the expiration of the put option, an aggregate principal amount of $32,050 remains outstanding (net of $0 discount) and has been classified as long-term and included within “Long-term debt” on the Consolidated Balance Sheet at December 31, 2010.
Based on information received from BOKF, NA dba Bank of Texas, as paying agent for the 2.75% Notes, we announced on March 14, 2011, that all of the 2.75% Notes, with an aggregate principal amount of $59,357, were validly surrendered and not withdrawn pursuant to the option of the holders of the 2.75% Notes to require us to purchase on March 15, 2011, all or a portion of such holders’ 2.75% Notes. We will use our revolving credit facility to fund the purchase of the 2.75% Notes and the remaining unamortized discount of $682 will be expensed during the first quarter of 2011.
In connection with the acquisition of InfrastruX on July 1, 2010, InfrastruX shareholders are eligible to receive earnout payments of up to $125,000 if certain EBITDA targets are met. During the third quarter of 2010, we recorded a $45,340 adjustment to the estimated fair value of the contingent earnout liability. This change in estimated contingent earnout liability to the former InfrastruX shareholders was due to a third quarter decrease in the probability-weighted estimated achievement of EBITDA targets as set forth in the merger agreement. Accordingly, $10,000 in contingent earnout liability is presented as a long term liability on the Consolidated Balance Sheet at December 31, 2010.

At December 31, 2010, we had uncertain tax positions which ultimately could result in a tax payment. As the amount of the ultimate tax payment is contingent on the tax authorities’ assessment, it is not practical to present annual payment information.
As of December 31, 2010, there were no borrowings under the 2010 Credit Facility and there were $25,678 in outstanding letters of credit. All outstanding letters of credit relate to continuing operations.
We have unsecured credit facilities with banks in certain countries outside the United States. Borrowings under these lines, in the form of short-term notes and overdrafts, are made at competitive local interest rates. Generally, each line is available only for borrowings related to operations in a specific country. Credit available under these facilities is approximately $6,541 at December 31, 2010. There were no outstanding borrowings at December 31, 2010 or 2009.
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
The letters of credit represent the maximum amount of payments we could be required to make if these letters of credit are drawn upon. Additionally, we issue surety bonds customarily required by commercial terms on construction projects. U.S. surety bonds represent the bond penalty amount of future payments we could be required to make if we fail to perform our obligations under such contracts. The surety bonds do not have a stated expiration date; rather, each is released when the contract is accepted by the owner. Our maximum exposure as it relates to the value of the bonds outstanding is lowered on each bonded project as the cost to complete is reduced. As of December 31, 2010, no liability has been recognized for letters of credit or surety bonds.
A summary of our off-balance sheet commercial commitments for both continuing and Discontinued Operations as of December 31, 2010 is as follows:

	Expiration Per Period
	Total	Less than		More Than
	Commitment	1 year	1-2 Years	2 Years
Letters of credit:
U.S. — performance	$23,023	$23,023	$—	$—
Canada — performance	2,657	2,657	—	—
Other — performance and retention	124	124	—	—

Total letters of credit	25,804	25,804	—	—
U.S. surety bonds — primarily performance	530,152	485,788	44,364	—

Total commercial commitments	$555,956	$511,592	$44,364	$—

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
Goodwill and Other Intangible Assets
We utilize the purchase accounting method for business combinations and record intangible assets separate from goodwill. The FASB standard on goodwill stipulates a non-amortization approach to account for purchased goodwill and certain intangible assets with indefinite useful lives. Goodwill represents the excess of purchase price over fair value of net assets acquired. We do not have any other intangible assets with indefinite useful lives. We do have other intangible assets with finite lives. These other intangible assets consist of customer relationships and backlog recorded in connection with the acquisition of InServ in November 2007, customer relationships, trademarks and non-compete agreements recorded in connection with the acquisition of the engineering business of Wink, in July 2009 and customer relationships, tradenames and technology recorded in connection with the acquisition of InfrastruX in 2010. The value of existing customer relationships from the InServ, Wink and InfrastruX acquisitions was recorded at the estimated fair value determined by using a discounted cash flow method. Such acquired customer relationships have a finite useful life and are therefore being amortized over the estimated useful life of the relationships. Additionally, we were able to assign values to the trademarks and non-compete agreements purchased in the Wink acquisition. The trademarks and non-compete agreements were recorded at their fair value and are being amortized over the useful life of the contracts.

Impairment of Long-Lived Assets and Intangible Assets with Finite Lives
Whenever indicators of impairment exist, we evaluate the carrying values of our long-lived assets for possible impairment. This evaluation is based upon our projections of anticipated future cash flows (undiscounted and without interest charges) from the assets being evaluated. If the sum of the anticipated future cash flows over the expected useful life of the assets is less than the assets’ carrying value, then a permanent non-cash write-down equal to the difference between the assets’ carrying value and the assets’ fair value is required to be charged to earnings. In estimating future cash flows, we generally use a probability weighted average expected cash flow method with assumptions based on those used for internal budgets. The determination of future cash flows, and, if required, fair value of a long-lived asset is by its nature a highly subjective judgment. Significant assumptions are required in the forecast of future operating results used in the preparation of the long-term estimated cash flows. Changes in these estimates could have a material effect on the evaluation of our long-lived assets.
Impairment of Goodwill
We estimate the fair value of goodwill using the discounted cash flows methodology and an analysis of comparable companies. The principal factors used in the discounted cash flow analysis requiring judgment are the projected results of operations, weighted average cost of capital (“WACC”) and terminal value assumptions. This analysis requires the input of several critical assumptions including future growth rates, cash flow projections, WACC, operating cost escalation rates, rate of return, terminal value assumptions and long-term earnings and merger multiples for comparable companies in both the upstream and downstream markets. The WACC takes into account the relative weights of each component of the Company’s consolidated capital structure (equity and debt) and represents the expected cost of new capital adjusted as appropriate to consider lower risk profiles associated with longer term contracts and barriers to market entry. The terminal value assumptions are applied to the final year of the discounted cash flow model.
According to accounting standards for goodwill, goodwill and other intangibles are required to be evaluated whenever indicators of impairment exist and at least annually. During the third quarter of 2010, in connection with the completion of our preliminary forecasts for 2011, it became evident that a goodwill impairment associated with the Downstream Oil & Gas segment was probable. Due to time restrictions with the filing of our third quarter Form 10-Q, we were unable to fully complete our two step impairment test. According to the accounting standards for goodwill, if the second step (“Step Two”) of the goodwill impairment test is not complete before the financial statements are issued or are available to be issued and a goodwill impairment loss is probable and can be reasonably estimated, the best estimate of that loss shall be recognized. Using a preliminary discounted cash flow analysis supported by comparative market multiples to determine the fair value of the segment versus its carrying value, an estimated range of likely impairment was determined and an impairment charge of $12,000 was recorded during the third quarter of 2010.
During the fourth quarter of 2010, we performed our required annual test for goodwill impairment. The results of the first step (“Step One”) are as follows:

Step One Summary			Excess /	Associated	Implied
Reporting Unit	Fair Value	Carrying Value	(Deficit)	Goodwill(2)	Impairment

Downstream Oil & Gas	$87,000	$146,846	$(59,846)	$61,754	Yes
Upstream Oil & Gas	219,700	191,958	27,742	13,177	No
Utility T&D(1)	N/A	N/A	N/A	184,822	No

(1)
Under GAAP, a company has up to one year subsequent to closing an acquisition to perform its annual testing for goodwill impairment, unless indicators of an impairment exist. We closed on the acquisition of InfrastruX, or Utility T&D, during the third quarter of 2010. No indicators of impairment, including the events that led to the reduction in the contingent earnout liability, for the Utility T&D segment were identified by management during the fourth quarter of 2010. Accordingly, we have excluded them from our 2010 annual assessment of goodwill. We will perform impairment testing for this segment during the second quarter of 2011, or earlier should we identify any indicators of impairment.

(2)	Represents goodwill prior to fourth quarter write-downs.
If an impairment is indicated in Step One of the assessment, Step Two is necessary and measures the amount of the impairment. Step Two is performed by comparing the “implied fair value” of our reporting units’ goodwill with the carrying value of the reporting units’ goodwill. For this purpose, the “implied fair value” of goodwill for each reporting unit that had goodwill associated with its operations was determined in the same manner as the amount of goodwill is determined in a business combination. Step Two was performed for the Downstream Oil & Gas segment’s as its carrying value did not exceed fair value. This assessment resulted in a further write-down of goodwill of $48,000 during the fourth quarter of 2010. As the Step One fair value exceeded the carrying value for the Upstream Oil & Gas by 15%, no impairment was taken.

Additionally, we treated the write-down of goodwill as a triggering event for all long-lived assets with finite lives within the Downstream Oil & Gas segment. As such, we reviewed these assets for impairment. Based on our review, at December 1, 2010, the effective date of our annual goodwill impairment testing, estimated future cash flows over the expected useful life for these assets exceeded their carrying value by approximately $112,000. Accordingly, no impairment was taken.
At December 31, 2010, we have $211,753 in goodwill, of which $184,822 relates to our Utility T&D segment $13,754 relates to our Downstream Oil & Gas segment and $13,177 relates to our Upstream Oil & Gas segment.
Leases
We have entered into operating lease agreements, some of which contain provisions for future rent increases, rent free periods, or periods in which rent payments are reduced (abated). Consistent with the FASB’s standard on leases, the total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent obligation, which is included in “Accounts payable and accrued liabilities” in the Consolidated Balance Sheets.
Interest Rate Contracts
We have designated certain interest rate contracts as cash flow hedges. No components of the hedging instruments are excluded from the assessment of hedge effectiveness. All changes in fair value of outstanding derivatives in cash flow hedges, except any ineffective portion, are recorded in other comprehensive income until earnings are impacted by the hedged transaction. Classification of the gain or loss in the Consolidated Statements of Operations upon release from comprehensive income is the same as that of the underlying exposure.
When we discontinue hedge accounting because it is no longer probable that an anticipated transaction will occur in the originally expected period, or within an additional two-month period thereafter, changes to fair value accumulated in other comprehensive income are recognized immediately in earnings.
See Note 17 — “Fair Value Measurements” of our Notes to Consolidated Financial Statements in this Form 10-K for further discussion of our derivative financial instruments.
Insurance
We are insured for workers’ compensation, employer’s liability and general liability claims, subject to a deductible of $750 per occurrence. We are also insured for auto liability claims, subject to a deductible of $500 per occurrence. Additionally, our largest non-union employee-related health care benefit plan is subject to a deductible of $250 per claimant per year.
Losses are accrued based upon our estimates of the ultimate liability for claims incurred (including an estimate of claims incurred but not reported), with assistance from third-party actuaries. For these claims, to the extent we have insurance coverage above the deductible amounts, we have recorded a receivable reflected in “Other assets” in the Consolidated Balance Sheets. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends.
Income Taxes
The FASB standard for income taxes takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. At December 31, 2010, we had deferred tax assets of $27,574, of which $7,303 is related to state net operating losses with a valuation allowance of $7,170 against it, and deferred tax liabilities of $79,174. Additionally, in 2010 we wrote off $3,865 of deferred tax assets related to equity based compensation. We evaluate the realizability of our deferred tax assets in determination of our valuation allowance and adjust the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in our effective tax rate on future earnings. The provision or benefit for income taxes and the annual effective tax rate are impacted by income taxes in certain countries being computed based on a deemed profit rather than on taxable income and tax holidays on certain international projects.
ACCOUNTING PRONOUNCEMENTS
Recently Adopted
Effective January 1, 2009, we adopted the accounting standard that establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The guidance also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of business combinations. This standard requires that income tax benefits related to business combinations that are not recorded at the date of acquisition are recorded as an income tax benefit in the statement of operations when subsequently recognized. Previously, unrecognized income tax benefits related to business combinations were recorded as an adjustment to the purchase price allocation when recognized. Beginning in 2009, all acquisitions have been recorded based on this standard.
In January 2010, the FASB issued guidance which expanded the required disclosures about fair value measurements. In particular, this guidance requires (i) separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with the reasons for such transfers, (ii) information about purchases, sales, issuances and settlements to be presented separately in the reconciliation for Level 3 fair value measurements, (iii) expanded fair value measurement disclosures for each class of assets and liabilities and (iv) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. This guidance is effective for annual reporting periods beginning after December 15, 2009 except for (ii) above which is effective for fiscal years beginning after December 15, 2010. The adoption of this standard did not have a material impact on our consolidated results of operations, financial position or cash flows. However, appropriate disclosures have been made. See Note 17 — “Fair Value Measurements” of our Notes to Consolidated Financial Statements in this Form 10-K.
In June 2009, the FASB issued a new accounting standard which provides amendments to previous guidance on the consolidation of variable interest entities (“VIE”). This standard clarifies the characteristics that identify a VIE and changes how a reporting entity identifies a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards calculation to a qualitative approach based on which variable interest holder has controlling financial interest and the ability to direct the most significant activities that impact the VIE’s economic performance. This statement requires the primary beneficiary assessment to be performed on a continuous basis. It also requires additional disclosures about an entity’s involvement with a VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE impacts the reporting entity’s consolidated financial statements. The standard was effective for fiscal years beginning after November 15, 2009. The adoption of the standard did not have any impact on our consolidated financial statements.

On December 17, 2010, the FASB issued an update to its standard on goodwill impairment, which (1) does not change the prescribed method of calculating the carrying value of a reporting unit in the performance of Step One of the goodwill impairment test and (2) requires entities with a zero or negative carrying value to assess, considering qualitative factors such as the impairment indicators listed in FASB’s standard on goodwill, (whether it is more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that a goodwill impairment exists, the entity must perform Step Two of the goodwill impairment test. The update is effective for impairment tests performed during entities’ fiscal years (and interim periods within those years) that begin after December 15, 2010. The adoption of this update is not expected to have any impact on our consolidated financial statements.
Recently Proposed
In August 2010, the FASB issued a proposed accounting standard update on lease accounting that would require entities to recognize assets and liabilities arising from lease contracts on the balance sheet. The proposed accounting standard update states that lessees and lessors should apply a “right-of-use model” in accounting for all leases. Under the proposed model, lessees would recognize an asset for the right to use the leased asset, and a liability for the obligation to make rental payments over the lease term. The lease term is defined as the longest possible term that is “more likely than not” to occur. The accounting by a lessor would reflect its retained exposure to the risks or benefits of the underlying leased asset. A lessor would recognize an asset representing its right to receive lease payments based on the expected term of the lease. Comments on this exposure draft were due December 15, 2010 and the final standard is expected to be issued sometime in 2011. While we believe that the proposed standard, as currently drafted, will likely have a material impact on our reported financial position and reported results of operations, it will not have a material impact on our liquidity; however, until the proposed standard is finalized, such evaluation cannot be completed.
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
Our primary market risk is our exposure to changes in non-U.S. (primarily Canada) currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expense in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expense in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at December 31, 2010 and 2009.
The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the Consolidated Balance Sheets approximate fair value at December 31, 2010 due to the generally short maturities of these items. At December 31, 2010, we invested primarily in short-term dollar denominated bank deposits. We have the ability and expect to hold our investments to maturity.
Under the 2010 Credit Agreement, we are subject to hedging arrangements to fix or otherwise limit the interest cost of the Term Loan. Therefore, in September 2010, we entered into two 18—month forward interest rate swap agreements for a total notional amount of $150,000 in order to hedge changes in the variable rate interest expense of half of the $300,000 Term Loan maturing on June 30, 2014. Under the swap agreement, we receive interest at a floating rate of three-month LIBOR, conditional on three-month LIBOR exceeding 2 percent (to mirror variable rate interest provisions of the underlying hedged debt), and pays interest at a fixed rate of 2.685 percent, effective March 28, 2012 through June 30, 2014. The swap agreement is designated and qualifies as a cash flow hedging instrument and is deemed to be a highly effective hedge. The fair value of the swap agreement at December 31, 2010 was $104 and was based on using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates.

We also entered into two interest rate cap agreements for notional amounts of $75,000 each in order to limit exposure to an increase of the interest rate above 3 percent, effective September 28, 2010 through March 28, 2012. The cap agreements are designated and qualify as cash flow hedging instruments and are deemed to be highly effective hedges. The fair value of the interest rate caps was $12 and was based on using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Willbros Group, Inc.
We have audited the accompanying consolidated balance sheets of Willbros Group, Inc. (a Delaware corporation, formerly a Panama corporation) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willbros Group, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Willbros Group, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2011 expressed an adverse opinion and exclusion of Utility T&D segment.
/s/ GRANT THORNTON LLP
Houston, Texas
March 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Willbros Group, Inc.
We have audited Willbros Group, Inc.’s (a Delaware corporation, formerly a Panama corporation) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Willbros Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting included in Item 9A (Management’s Report). Our responsibility is to express an opinion on Willbros Group Inc.’s internal control over financial reporting based on our audit. Our audit of, and opinion on, Willbros Group, Inc.’s internal control over financial reporting does not include internal control over financial reporting of InfrastruX Group, Inc., a wholly owned subsidiary, whose financial statements reflect total assets and revenues constituting 54.4 and 26.6 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010. As indicated in Management’s Report, InfrastruX Group, Inc. was acquired during 2010 and therefore, management’s assessment of the effectiveness of Willbros Group, Inc.’s internal control over financial reporting excluded internal control over financial reporting of InfrastruX Group, Inc (Utility T&D segment).
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
A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.
The Company identified a material weakness related to compliance with the established estimation process at its subsidiary in Canada. Management determined that project cost estimations were not prepared in sufficient detail to properly analyze job margin and management review was not thorough and did not include follow through on issues from prior month estimates. These operating deficiencies resulted in the failure to identify four loss contracts at the Canadian subsidiary in a timely manner.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Willbros Group, Inc. has not maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Willbros Group, Inc.’s consolidated balance sheets as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 financial statements, and this report does not affect our report dated March 14, 2011, which expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Houston, Texas
March 14, 2011

WILLBROS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$141,101	$198,684
Short-term investments	—	16,559
Accounts receivable, net	319,874	162,414
Contract cost and recognized income not yet billed	35,059	45,009
Prepaid expenses	54,831	15,416
Parts and supplies inventories	10,108	4,666
Deferred income taxes	11,004	2,875
Assets of discontinued operations	240	692
Assets held for sale	18,867	—

Total current assets	591,084	446,315
Property, plant and equipment, net	229,179	132,879
Goodwill	211,753	85,775
Other intangible assets, net	195,457	36,772
Deferred income taxes	16,570	25,034
Other assets	41,759	1,603

Total assets	$1,285,802	$728,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$214,062	$81,470
Contract billings in excess of cost and recognized income	16,470	11,336
Current portion of capital lease obligations	5,371	5,824
Notes payable and current portion of other long-term debt	71,594	31,450
Current portion of government obligations	6,575	6,575
Accrued income taxes	2,356	1,605
Other current liabilities	4,832	9,968
Liabilities of discontinued operations	324	351

Total current liabilities	321,584	148,579
Long-term debt	305,227	56,071
Capital lease obligations	5,741	10,692
Contingent earnout	10,000	—
Long-term portion of government obligations	—	6,575
Long-term liabilities for unrecognized tax benefits	4,866	5,512
Deferred income taxes	76,020	11,356
Other long-term liabilities	38,824	1,598

Total liabilities	762,262	240,383

Contingencies and commitments (Note 16)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 70,000,000 shares authorized (70,000,000 at December 31, 2009) and 48,546,817 shares issued at December 31, 2010 (40,106,498 at December 31, 2009)	2,427	2,005
Additional paid-in capital	674,173	607,299
Accumulated deficit	(161,824)	(124,788)
Treasury stock at cost, 629,320 shares at December 31, 2010 (510,187 at December 31, 2009)	(10,045)	(9,045)
Accumulated other comprehensive income	17,938	11,725

Total Willbros Group, Inc. stockholders’ equity	522,669	487,196
Noncontrolling interest	871	799

Total stockholders’ equity	523,540	487,995

Total liabilities and stockholders’ equity	$1,285,802	$728,378

See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2010	2009	2008
Contract revenue	$1,192,412	$1,259,773	$1,912,704

Operating expenses:
Contract	1,080,391	1,115,224	1,650,156
Amortization of intangibles	9,724	6,515	10,420
General and administrative	118,427	82,345	118,027
Goodwill impairment	60,000	—	62,295
Changes in fair value of contingent earnout liability	(45,340)	—	—
Acquisition costs	10,055	2,499	—
Other charges	3,771	12,694	—

	1,237,028	1,219,277	1,840,898

Operating income (loss)	(44,616)	40,496	71,806

Other income (expense):
Interest income	755	1,966	3,547
Interest expense	(28,320)	(10,294)	(12,579)
Other, net	5,474	819	7,891

	(22,091)	(7,509)	(1,141)
Income (loss) from continuing operations before income taxes	(66,707)	32,987	70,665

Provision (benefit) for income taxes	(36,150)	8,734	25,942

Income (loss) from continuing operations	(30,557)	24,253	44,723
Income (loss) from discontinued operations net of provisions for income taxes	(5,272)	(4,613)	745

Net income (loss)	(35,829)	19,640	45,468
Less: Income attributable to noncontrolling interest	(1,207)	(1,817)	(1,836)

Net income (loss) attributable to Willbros Group, Inc.	$(37,036)	$17,823	$43,632

Reconciliation of net income attributable to Willbros Group, Inc.
Income (loss) from continuing operations	$(31,764)	$22,436	$42,887
Income (loss) from discontinued operations	(5,272)	(4,613)	745

Net income (loss) attributable to Willbros Group, Inc.	$(37,036)	$17,823	$43,632

Basic income (loss) per share attributable to Company Shareholders:
Income (loss) from continuing operations	$(0.74)	$0.58	$1.12
Income (loss) from discontinued operations	(0.12)	(0.12)	0.02

Net income (loss)	$(0.86)	$0.46	$1.14

Diluted income (loss) per share attributable to Company Shareholders:
Income (loss) from continuing operations	$(0.74)	$0.58	$1.11
Income (loss) from discontinued operations	(0.12)	(0.12)	0.02

Net Income (loss)	$(0.86)	$0.46	$1.13

Weighted average number of common shares outstanding:
Basic	43,013,934	38,687,594	38,269,248

Diluted	43,013,934	38,883,077	38,764,167

See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)

						Accumulated	Total
						Other	Stock-
						Compre-	holders’		Total
			Additional			hensive	Equity	Non-	Stock-
	Common Stock		Paid-in	Accumul-	Treasury	Income	Willbros	controlling	holders’
	Shares	Par Value	Capital	ated Deficit	Stock	(Loss)	Group, Inc.	Interest	Equity

Balance, December 31, 2007	38,276,545	1,913	571,827	(186,243)	(3,298)	17,199	401,398	1,327	402,725

Net income	—	—	—	43,632	—	—	43,632	1,836	45,468
Foreign currency translation adjustments	—	—	—	—	—	(21,635)	(21,635)	—	(21,635)

Total comprehensive income	—	—	—	—	—	—	21,997	1,836	23,833

Discount amortization of convertible notes	—	—	1,122	—	—	—	1,122	—	1,122
Dividend distribution to noncontrolling interest	—	—	—	—	—	—	—	(1,584)	(1,584)
Stock-based compensation (excluding tax benefit)	—	—	11,652	—	—	—	11,652	—	11,652
Stock-based compensation tax benefit	—	—	2,691	—	—	—	2,691	—	2,691
Deferred restricted stock rights issuance	225,000	11	(11)				—	—	—
Restricted stock grants	552,159	28	(28)	—	—	—	—	—	—
Vesting of restricted stock rights	23,603	1	(1)	—	—	—	—	—	—
Additions to treasury stock, vesting and forfeitures of restricted stock	—	—	—	—	(4,717)	—	(4,717)	—	(4,717)
Exercise of stock options	53,000	3	681	—	—	—	684	—	684
Expenses of a public offering	—	—	(251)	—	—	—	(251)	—	(251)
Stock issued on conversion of 2.75% Convertible Senior Notes	443,913	22	7,958	—	—	—	7,980	—	7,980

Balance, December 31, 2008	39,574,220	1,978	595,640	(142,611)	(8,015)	(4,436)	442,556	1,579	444,135
Net income	—	—	—	17,823	—	—	17,823	1,817	19,640
Foreign currency translation adjustments	—	—	—	—	—	16,161	16,161	—	16,161

Total comprehensive income	—	—	—	—	—	—	33,984	1,817	35,801

Dividend distribution to noncontrolling interest	—	—	—	—	—	—	—	(2,597)	(2,597)
Stock-based compensation (excluding tax benefit)	—	—	13,231	—	—	—	13,231	—	13,231
Stock-based compensation tax benefit (deficiency)	—	—	(1,735)	—	—	—	(1,735)	—	(1,735)
Restricted stock grants	477,079	24	(24)	—	—	—	—	—	—
Vesting of restricted stock rights	37,699	2	(2)	—	—	—	—	—	—
Additions to treasury stock, vesting and forfeitures of restricted stock	—	—	—	—	(1,030)	—	(1,030)	—	(1,030)
Exercise of stock options	17,500	1	189	—	—	—	190	—	190

Balance, December 31, 2009	40,106,498	$2,005	$607,299	$(124,788)	$(9,045)	$11,725	$487,196	$799	$487,995

WILLBROS GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)

						Accumulated	Total
						Other	Stock-
						Compre-	holders’		Total
			Additional			hensive	Equity	Non-	Stock-
	Common Stock		Paid-in	Accumul-	Treasury	Income	Willbros	controlling	holders’
	Shares	Par Value	Capital	ated Deficit	Stock	(Loss)	Group, Inc.	Interest	Equity

Balance, December 31, 2009	40,106,498	$2,005	$607,299	$(124,788)	$(9,045)	$11,725	$487,196	$799	$487,995

Net income (loss)	—	—	—	(37,036)	—	—	(37,036)	1,207	(35,829)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	6,194	6,194	—	6,194
Derivatives, net of tax						19	19	—	19

Total comprehensive (loss)	—	—	—	—	—	—	(30,823)	—	(29,616)

Dividend declared and distributed to noncontrolling interest	—	—		—	—	—	—	(1,135)	(1,135)
Amortization of stock-based compensation	—	—	8,404	—	—	—	8,404	—	8,404
Stock-based compensation tax benefit	—	—	(956)	—	—	—	(956)	—	(956)
Stock issued under share-based compensation plans	517,011	26	1,744	—	—	—	1,770	—	1,770
Stock issued in connection with acquisition of InfrastruX	7,923,308	396	57,682		—	—	58,078	—	58,078
Additions to treasury stock, vesting and forfeitures of restricted stock	—	—	—	—	(1,000)	—	(1,000)	—	(1,000)

Balance, December 31, 2010	48,546,817	$2,427	$674,173	$(161,824)	$(10,045)	$17,938	$522,669	$871	$523,540

See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$(35,829)	$19,640	$45,468
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations, net	5,272	4,613	(745)
Depreciation and amortization	56,165	40,860	44,903
Goodwill impairment	60,000	—	62,295
Changes in fair value of contingent earnout liability	(45,340)	—	—
Stock-based compensation	8,404	13,231	11,652
Deferred income tax provision	(30,669)	(1,193)	(9,546)
Other non-cash	8,653	5,669	(3,271)
Changes in operating assets and liabilities:
Accounts receivable, net	(33,396)	38,947	48,291
Contract cost and recognized income not yet billed	7,081	27,586	(19,571)
Prepaid expenses and other assets	3,755	1,618	7,722
Accounts payable and accrued liabilities	35,427	(84,426)	6,975
Accrued income taxes	(31)	(4,536)	610
Contract billings in excess of cost and recognized income	5,072	(8,958)	(4,227)
Other liabilities	13,729	4,374	—

Cash provided by operating activities of continuing operations	58,293	57,425	190,556
Cash provided by (used in) operating activities of discontinued operations	(4,847)	(3,546)	1,090

Cash provided by operating activities	53,446	53,879	191,646
Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired and earnout	(421,182)	(13,955)	333
Proceeds from sales of property, plant and equipment	18,331	9,585	21,212
Purchases of property, plant and equipment	(18,300)	(13,107)	(35,185)
Rebates from purchases of property, plant and equipment	—	—	1,915
Maturities of short-term investments	16,755	—	—
Purchase of short-term investments	(255)	(16,559)	—

Cash used in investing activities of continuing operations	(404,651)	(34,036)	(11,725)
Cash provided by (used in) investing activities of discontinued operations	—	—	—

Cash used in investing activities	(404,651)	(34,036)	(11,725)
Cash flows from financing activities:
Proceeds from term loan issuance	282,000	—	—
Proceeds from stock issuance	58,078	—	—
Proceeds from exercise of stock options	—	190	684
Stock-based compensation tax benefit (deficiency)	(956)	(1,735)	2,691
Additional costs of public offering	—	—	(251)
Payments on capital leases	(10,600)	(22,097)	(31,402)
Payments on notes payable	(12,354)	(1,062)	(12,724)
Payments to reacquire common stock	(1,000)	(1,030)	(4,717)
Payments on government fines	(6,575)	(6,575)	(12,575)
Dividend distributed to noncontrolling interest	(1,135)	(2,597)	(1,584)
Costs of debt issues	(16,238)	(150)	(166)

Cash provided by (used in) financing activities of continuing operations	291,220	(35,056)	(60,044)
Cash provided by (used in) financing activities of discontinued operations	—	—	—

Cash provided by (used in) financing activities	291,220	(35,056)	(60,044)

WILLBROS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2010	2009	2008

Effect of exchange rate changes on cash and cash equivalents	2,402	6,135		(5,001)

Cash provided by (used in) all activities	(57,583)	(9,078)		114,876
Cash and cash equivalents, beginning of period	198,684	207,762		92,886

Cash and cash equivalents, end of period	$141,101	$198,684		$207,762

Supplemental disclosures of cash flow information:
Cash paid for interest (including discontinued operations)	$17,042	$5,974		$8,355
Cash paid for income taxes (including discontinued operations)	$3,947	$19,883		$40,271

Supplemental non-cash investing and financing transactions:
Initial contingent earnout liability	$55,340	$—		$—
Prepaid insurance obtained by note payable	$11,687	$—		$12,754
Equipment received through like-kind exchange	$3,629	$—		$—
Equipment surrendered through like-kind exchange	$2,735	$—	$
Equipment and property obtained by capital leases	$—	$—		$17,863
Common stock issued for conversion of 2.75% Convertible Senior Notes	$—	$—		$7,980
Deposit applied to capital lease obligation	$—	$—		$1,432
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
Discontinuance of Operations and Asset Disposals — During 2006, the Company chose to exit Nigeria and Venezuela. During 2010, the Company chose to exit the Libyan market. These three businesses are presented as discontinued operations in the Company’s consolidated financial statements and collectively are referred to as “Discontinued Operations.” The net assets and net liabilities related to the Discontinued Operations are shown on the Consolidated Balance Sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations”, respectively. The results of the Discontinued Operations are shown on the Consolidated Statements of Operations as “Income (loss) from discontinued operations net of provisions for income taxes” for all periods shown. For further discussion of Discontinued Operations, see Note 21 — Discontinuance of Operations, Asset Disposals and Transition Services Agreement.
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
Use of Estimates — The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States and include certain estimates and assumptions made by management of the Company in the preparation of the consolidated financial statements. These estimates and assumptions relate to the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the period. Significant items subject to such estimates and assumptions include: revenue recognition under the percentage-of-completion method of accounting, including estimates of progress toward completion and estimates of gross profit or loss accrual on contracts in progress; tax accruals and certain other accrued liabilities; quantification of amounts recorded for contingencies; valuation allowances for accounts receivable and deferred income tax assets; and the carrying amount of parts and supplies, property, plant and equipment and goodwill. The Company bases its estimates on historical experience and other assumptions that it believes relevant under the circumstances. Actual results could differ from these estimates.
Change in Estimate — The Company performed a review of the estimated useful lives of certain fixed assets at its Upstream Oil & Gas segment during the first quarter of 2010. This evaluation indicated that actual lives for the construction equipment were generally longer than the estimated useful lives used for depreciation purposes in the Company’s financial statements. As a result, the Company adjusted the estimated useful life on Upstream Oil & Gas segment’s construction equipment from a range of four to six years to a range of four to twelve years. The effect of this change in estimate was to reduce depreciation expense for the twelve months ended December 31, 2010 by $6,032 and increase income from continuing operations by $3,921, net of taxes, or $0.09 per basic share.
Consistency — Effective January 1, 2010, the Company has reclassified certain indirect overhead expenses to general and administrative expenses to apply a consistent approach in the classification of overhead across the Upstream Oil & Gas and Downstream Oil & Gas segments. If the Company reclassified these same costs in the twelve- month period ended December 31, 2010, the reported general and administrative costs would have increased, accompanied by a corresponding decrease to contract costs of $5,265. The Company is currently in the process of evaluating the impact, if any, that the treatment of these costs would have on the Utility Transmission & Distribution (“Utility T&D”) segment.

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
Inventories — Inventories, consisting primarily of parts and supplies, are stated at the lower of actual cost or market. Parts and supplies are evaluated at least annually and adjusted for excess and obsolescence. No excess or obsolescence allowances existed at December 31, 2010 or 2009.
Property, Plant and Equipment — Property, plant and equipment is stated at cost. Depreciation, including amortization of capital leases, is provided on the straight-line method using estimated lives as follows:

Construction equipment	3-20 years

Furniture and equipment	3-12 years

Buildings	20 years

Transportation equipment	3-17 years

Aircraft and marine equipment	10 years
In connection with the acquisition of InfrastruX Group, Inc. (“InfrastruX”), the Company acquired $156,160 of property, plant and equipment.
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
Goodwill - Goodwill is originally recorded as the excess of purchase price over fair value of net assets acquired. The Company applies a non-amortization approach to account for purchased goodwill and performs an annual test for impairment during the fourth quarter of each fiscal year and more frequently if an event or circumstance indicates that impairment may have occurred. The Company performs the required annual impairment test for goodwill by determining the fair values of its reporting units using a discounted cash flow analysis supported by comparative market multiples.
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
This analysis requires the input of several critical assumptions, including:
•	Long term earnings and cash flow projections based on the Company’s strategic budgeting process, subject to future revenue growth rates and operating cost escalation rates.
•
Merger multiples, based on enterprise value and EBITDA, for comparable companies in both the upstream and downstream markets, which are considered Level 3 inputs. For the definition of Level 3 inputs, see Note 17 — Fair Value Measurements.

•
Weighted average cost of capital, which takes into account the relative weights of each component of the Company’s consolidated capital structure (equity and debt) and represents the expected cost of new capital adjusted as appropriate to consider lower risk profiles associated with longer term contracts and barriers to market entry.

•	The U.S. Treasury 20-year rate was used as the risk free interest rate.
•	Terminal value assumptions are applied to the final year of the discounted cash flow model.
These critical assumptions require significant management judgment. Due to the many variables inherent in the estimation of a business’s fair value and the relative size of the recorded goodwill, differences in assumptions may have a material effect on the results of the Company’s impairment analysis.
Other Intangible Assets — The Company does not have any intangible assets with indefinite useful lives other than goodwill. The Company does have other intangible assets with finite lives. These other intangible assets consist of customer relationships and backlog recorded in connection with the acquisition of Integrated Service Company, LLC (“InServ”) in November 2007; customer relationships, trademarks and non-compete agreements recorded in connection with the acquisition of the engineering business of Wink Companies, LLC in July 2009 (renamed Wink Engineering, LLC (“Wink”) in February 2010); and tradenames, customer relationships, and technology recorded in connection with the acquisition of InfrastruX in July 2010. The value of existing customer relationships from the InServ, Wink and InfrastruX acquisitions was recorded at the estimated fair value determined by using a discounted cash flow method. Such acquired customer relationships have a finite useful life and are therefore being amortized over the estimated useful life of the relationships. Additionally, the Company was able to assign values to the trademarks, tradenames, non-compete agreements and technology purchased in the Wink and InfrastruX acquisitions. The trademarks, tradenames, non-compete agreements and technology were recorded at their fair value and are being amortized over the useful life of the intangibles. For further discussion of Goodwill and Other Intangible Assets, see Note 7 — Goodwill and Other Intangible Assets.

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
The Company considers unapproved change orders to be contract variations on which the Company has customer approval for scope change, but not for price associated with that scope change. Costs associated with unapproved change orders are included in the estimated cost to complete the contracts and are expensed as incurred. The Company recognizes revenue equal to cost incurred on unapproved change orders when realization of price approval is probable and the estimated amount is equal to or greater than the cost related to the unapproved change order. Revenue recognized on unapproved change orders is included in “Contract cost and recognized income not yet billed” on the Consolidated Balance Sheets. Revenue recognized on unapproved change orders is subject to adjustment in subsequent periods to reflect the changes in estimates or final agreements with customers.
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
Depreciation — The Company depreciates assets based on their estimated useful lives at the time of acquisition using the straight-line method. Depreciation and amortization related to operating activities is included in contract costs; and depreciation and amortization related to general and administrative activities is included in “General and administrative” (“G&A”) expense in the Consolidated Statements of Operations. Contract costs and G&A expenses are included within “Operating expenses” in the Consolidated Statements of Operations. Further, amortization of assets under capital lease obligations is included in depreciation expense.
Insurance — The Company is insured for workers’ compensation, employer’s liability and general liability claims, subject to a deductible of $750 per occurrence. The Company is also insured for auto liability claims, subject to a deductible of $500 per occurrence. Additionally, the Company’s largest non-union employee-related health care benefit plan is subject to a deductible of $250 per claimant per year.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
1. Summary of Significant Accounting Policies (continued)
Losses are accrued based upon the Company’s estimates of the ultimate liability for claims incurred (including an estimate of claims incurred but not reported), with assistance from third-party actuaries. For these claims, to the extent the Company has insurance coverage above the deductible amounts, a receivable is recorded and reflected in “Other assets” in the Consolidated Balance Sheets. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of the Company’s liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends.
Income Taxes — The Financial Accounting Standards Board (“FASB”) standard for income taxes takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. income tax examination by tax authorities for years before 2007 and no longer subject to Canadian income tax for years before 2001 or in Oman for years before 2006.
Other Current Liabilities — Included within other current liabilities is $3,154 and $6,072 of current deferred tax liabilities for the years ended December 31, 2010 and 2009.
Warranty Costs — In connection with the acquisition of InfrastruX, the Company warrants labor for new installations and construction and servicing of existing infrastructure. The anticipated costs are not considered significant and no reserve has been provided. One of the InfrastruX subsidiary companies maintains a warranty program which specifically covers its cable remediation services. A warranty reserve of $2,530 for cable remediation services is recorded in “Other long-term liabilities” on the Consolidated Balance Sheet as of December 31, 2010. Prior to the acquisition of InfrastruX, the Company has historically recorded an immaterial amount related to warranty reserve.
Retirement Plans and Benefits — The Company has a voluntary defined contribution retirement plan for U.S. based employees that is qualified, and is contributory on the part of the employees, and a voluntary savings plan for certain international employees that is non-qualified, and is contributory on the part of the employees. Additionally, the Company is subject to collective bargaining agreements with various unions. As a result, the Company participates with other companies in the unions’ multi-employer pension and other postretirement benefit plans. These plans cover all employees who are members of such unions.
Stock-Based Compensation — Compensation cost resulting from all share-based payment transactions is recognized in the financial statements measured based on the grant-date fair value of the instrument issued and is recognized over the vesting period. The Company uses the Black-Scholes valuation method to determine the fair value of stock options granted as of the grant date. Share-based compensation related to restricted stock and restricted stock rights, also described collectively as restricted stock units (“RSU’s”), is recorded based on the Company’s stock price as of the grant date. Awards granted are expensed ratably over the vesting period of the award. Expense on awards granted prior to March 12, 2009 is accelerated upon reaching retirement age. This provision does not exist for awards granted on or after March 12, 2009.
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
Concentration of Credit Risk — The Company has a concentration of customers in the oil and gas, refinery, petrochemical and power industries which expose the Company to a concentration of credit risk within a single industry. The Company seeks to obtain advance and progress payments for contract work performed on major contracts. Receivables are generally not collateralized. The allowance for doubtful accounts was $4,499 and $1,936 at December 31, 2010 and 2009, respectively.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
1. Summary of Significant Accounting Policies (continued)
Income (Loss) per Common Share — Basic income (loss) per share is calculated by dividing net income (loss), less any preferred dividend requirements, by the weighted-average number of common shares outstanding during the year. Diluted income (loss) per share is calculated by including the weighted-average number of all potentially dilutive common shares with the weighted-average number of common shares outstanding. Shares of common stock underlying the Company’s convertible notes are included in the calculation of diluted income per share using the “if-converted” method. Therefore, the numerator for diluted income per share is calculated excluding the after-tax interest expense associated with the convertible notes as long as the associated interest per weighted average convertible share does not exceed basic earnings per share.
Derivative Financial Instruments — The Company may use derivative financial instruments such as forward contracts, options or other financial instruments as hedges to mitigate non-U.S. currency exchange risk when the Company is unable to match non-U.S. currency revenue with expense in the same currency.
In conjunction with the 2010 Credit Agreement the Company entered into as of June 30, 2010, the Company is subject to hedging arrangements to fix or otherwise limit the interest cost of the term loans. The Company is subject to interest rate risk on its debt and investment of cash and cash equivalents arising in the normal course of business, as the Company does not engage in speculative trading strategies. In September 2010, the Company entered into two forward interest rate swap agreements in order to hedge changes in the variable rate interest expense. Also, in September 2010, the Company entered into two interest rate cap agreements in order to limit its exposure to an increase of the interest rate above 3 percent. The Company had no derivative financial instruments as of December 31, 2009.
Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Short-term Investments — The Company may invest a portion of its cash in short-term time deposits, some of which may have early withdrawal penalties. All of such deposits have maturity dates that exceed three months. There was $0 and $16,559 of short-term investments outstanding as of December 31, 2010 and 2009, respectively.
Recently Adopted Accounting Standards — Effective January 1, 2009, the Company adopted the accounting standard that establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The guidance also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of business combinations. This standard requires that income tax benefits related to business combinations that are not recorded at the date of acquisition are recorded as an income tax benefit in the statement of operations when subsequently recognized. Previously, unrecognized income tax benefits related to business combinations were recorded as an adjustment to the purchase price allocation when recognized. Beginning in 2009, all acquisitions have been recorded based on this standard.
In January 2010, the FASB issued guidance which expanded the required disclosures about fair value measurements. In particular, this guidance requires (i) separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with the reasons for such transfers, (ii) information about purchases, sales, issuances and settlements to be presented separately in the reconciliation for Level 3 fair value measurements, (iii) expanded fair value measurement disclosures for each class of assets and liabilities and (iv) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. This guidance is effective for annual reporting periods beginning after December 15, 2009 except for (ii) above which is effective for fiscal years beginning after December 15, 2010. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows. However, appropriate disclosures have been made. See Note 17 — Fair Value Measurements for further discussion of the Company’s derivative financial instruments.
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

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
1. Summary of Significant Accounting Policies (continued)
On December 17, 2010, the FASB issued an update to its standard on goodwill impairment, which (1) does not change the prescribed method of calculating the carrying value of a reporting unit in the performance of step one of the goodwill impairment test and (2) requires entities with a zero or negative carrying value to assess, considering qualitative factors such as the impairment indicators listed in FASB’s standard on goodwill, (whether it is more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that a goodwill impairment exists, the entity must perform step two of the goodwill impairment test. The update is effective for impairment tests performed during entities’ fiscal years (and interim periods within those years) that begin after December 15, 2010. Based on management's review, the adoption of this update is not expected to have any impact on the Company’s consolidated financial statements.
2. Acquisitions
InfrastruX
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
This acquisition provides the Company the opportunity to strengthen its presence in the infrastructure markets within the utility industry.
Consideration
Total consideration transferred in acquiring InfrastruX is summarized as follows:

Proceeds from newly issued term loan facility	$300,000
Cash provided from operations	72,382

Total cash consideration	372,382
Issuance of WG common stock	58,078	(1)
Contingent consideration	55,340	(2)

Total consideration	$485,800

(1)	Represents 7,923,308 shares issued, which have been valued at the closing price of Company stock on July 1, 2010, the acquisition date.

(2)	Estimated as of acquisition announcement based on a probability estimate of InfrastruX’s EBITDA achievements during the earnout period. See Note 17 — Fair Value Measurements.

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

Assets acquired:
Cash and cash equivalents	$9,278
Accounts receivable	124,856
Inventories	4,501
Prepaid expenses and other current assets	39,565
Property, plant and equipment	156,160
Intangible assets	168,409 (1)
Goodwill	184,822 (1)
Other long-term assets	21,924 (1)
Liabilities assumed:
Accounts payable and other accrued liabilities	(97,985)
Capital lease obligations	(4,977)
Vendor related debt	(2,761)
Deferred income taxes and other tax liabilities	(95,902)
Other long-term liabilities	(22,090)

Net assets acquired	$485,800

(1)	Includes post-acquisition purchase price adjustments.
The Company has consolidated InfrastruX in its financial results as the Utility T&D segment from the date of the acquisition. Our purchase price allocation has not been finalized due to the ongoing negotiation to determine working capital and other closing adjustments. These are expected to be finalized during the first quarter of 2011. However, under U.S. GAAP, the acquisition measurement period can last up to one year.
Property, plant and equipment (“PP&E”)
A step-up adjustment of $25,077 was recorded to present the PP&E acquired at its estimated fair value. The weighted average useful life used to calculate depreciation of the step up related to PP&E is approximately seven years.
Intangible assets
The following table summarizes the fair value estimates recorded for the identifiable intangible assets and their estimated useful lives:

	Estimated Fair Value	Estimated Useful Life
Trade name	$12,779	10 years
Customer relationships	150,130	15 years
Technology	5,500	10 years

Total identifiable intangible assets	$168,409

The amortizable intangible assets have useful lives ranging between ten years and fifteen years and a weighted average useful life of 14.2 years. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. Goodwill associated with this transaction is not expected to be deductible for tax purposes. The goodwill recorded in connection with this acquisition is included in the Utility T&D segment. A significant portion of the customer relationship intangible recorded in this transaction relates to a single customer.
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

	Year Ended
	December 31,
	2010	2009
Revenues	$1,500,729	$1,858,549
Net income (loss) attributable to Company shareholders	(53,089)	(20,984)
Basic net income (loss) per share	(1.15)	(0.45)
Diluted net income (loss) per share	(1.15)	(0.45)
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
The results and operations for Wink have been included in the Consolidated Statements of Operations since the completion of the acquisition on July 9, 2009. This acquisition does not have a material impact on the Company’s results of operations. Accordingly, pro forma disclosures have not been presented.
3. Accounts Receivable
Accounts receivable, net as of December 31, 2010 and 2009 is comprised of the following:

	December 31,
	2010	2009
Trade	$260,091	$105,812
Unbilled revenue	47,652	18,314
Contract retention	14,905	38,357
Other receivables	1,725	1,867

Total accounts receivable	324,373	164,350
Less: allowance for doubtful accounts	(4,499)	(1,936)

Total accounts receivable, net	$319,874	$162,414

The Company expects all accounts receivable to be collected within one year. The provision for bad debts included in “General and administrative” expenses in the Consolidated Statements of Operations was $2,887, $664, and $2,403 for the years ended December 31, 2010, 2009 and 2008, respectively.
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

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
4. Contracts in Progress (continued)
Contract cost and recognized income not yet billed and related amounts billed as of December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
Cost incurred on contracts in progress	$896,987	$1,113,712
Recognized income	159,628	161,398

	1,056,615	1,275,110
Progress billings and advance payments	(1,038,026)	(1,241,437)

	$18,589	$33,673

Contract cost and recognized income not yet billed	$35,059	$45,009
Contract billings in excess of cost and recognized income	(16,470)	(11,336)

	$18,589	$33,673

Contract cost and recognized income not yet billed includes $3,216 and $1,551 at December 31, 2010 and 2009, respectively, on completed contracts.
5. Property, Plant and Equipment
Property, plant and equipment, which are used to secure debt or are subject to lien, at cost, as of December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
Construction equipment	$126,896	$140,157
Furniture and equipment	50,634	44,119
Land and buildings	39,401	36,278
Transportation equipment	151,196	32,264
Leasehold improvements	17,748	16,221
Aircraft	7,410	7,410
Marine equipment	120	120

Total property, plant and equipment	393,405	276,569
Less: accumulated depreciation	(164,226)	(143,690)

Total property, plant and equipment, net	$229,179	$132,879

Amounts above include $3,698 and $4,401 of construction in progress as of December 31, 2010 and 2009, respectively. Depreciation expense included in operating expense for the years ended December 31, 2010, 2009 and 2008 was $46,441, $34,345 and $34,483, respectively.
6. Assets Held For Sale
In 2010, the Company began a process of analyzing all under-utilized property and equipment and adopted a plan to dispose of such assets. Pursuant to that plan, in December 2010, the Company completed the sale of equipment having a net book value of $12,226 receiving proceeds of $15,103. The resulting gain on sale of assets has been recorded within “Other, net” in the Consolidated Statements of Operations. In addition, the Company has committed to a plan of disposal of additional properties and equipment, which are expected to be sold in 2011. These assets have been separately presented in the Consolidated Balance Sheets in the caption ‘‘Assets held for sale’’ and are no longer depreciated. In connection with this plan of disposal, the Company determined that the carrying value of one facility within the Upstream Oil & Gas segment, exceeded its fair value. Consequently, the Company recorded an impairment loss of $931, which represents the excess of the carrying value over fair values, less cost to sell. The impairment loss is recorded within “Other, net” in the Consolidated Statements of Operations.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
7. Goodwill and Other Intangible Assets
The Company’s goodwill by segment as of December 31, 2010 and 2009 was as follows:

		Impairment
Upstream Oil & Gas	Goodwill	Reserves	Total, Net
Balance as of January 1, 2009	$11,142	$—	$11,142
Goodwill from acquisitions	—	—	—
Purchase price adjustments	—	—	—
Impairment losses	—	—	—
Translation adjustments and other	1,496	—	1,496

Balance as of December 31, 2009	12,638	—	12,638
Goodwill from acquisitions	—	—	—
Purchase price adjustments	—	—	—
Impairment losses	—	—	—
Translation adjustments and other	539	—	539

Balance as of December 31, 2010	$13,177	$—	$13,177

		Impairment
Downstream Oil & Gas	Goodwill	Reserves	Total, Net
Balance as of January 1, 2009	$131,518	$(62,295)	$69,223
Goodwill from acquisitions	3,600	—	3,600
Purchase price adjustments	299	—	299
Impairment losses	—	—	—
Translation adjustments and other	15	—	15

Balance as of December 31, 2009	135,432	(62,295)	73,137
Goodwill from acquisitions	—	—	—
Purchase price adjustments	617	—	617
Impairment losses	—	(60,000)	(60,000)
Translation adjustments and other	—	—	—

Balance as of December 31, 2010	$136,049	$(122,295)	$13,754

		Impairment
Utility T&D	Goodwill	Reserves	Total, Net
Balance as of July 1, 2010	$184,376	$—	$184,376
Purchase price adjustments	446	—	446
Impairment losses	—	—	—
Translation adjustments and other	—	—	—

Balance as of December 31, 2010	$184,822	$—	$184,822

Goodwill and other purchased intangible assets are included in the identifiable assets of the segment to which they have been assigned. According to accounting standards for goodwill, goodwill and other intangibles are required to be evaluated whenever indicators of impairment exist and at least annually. During the third quarter of 2010, in connection with the completion of the Company’s preliminary forecasts for 2011, it became evident that a goodwill impairment associated with the Downstream Oil & Gas segment was probable. Due to time restrictions with the filing its third quarter Form 10-Q, the Company was unable to fully complete its two step impairment test. According to the accounting standards for goodwill, if the second step of the goodwill impairment test is not complete before the financial statements are issued or are available to be issued and a goodwill impairment loss is probable and can be reasonably estimated, the best estimate of that loss shall be recognized. Using a preliminary discounted cash flow analysis supported by comparative market multiples to determine the fair value of the segment versus its carrying value, an estimated range of likely impairment was determined and an impairment charge of $12,000 was recorded during the third quarter of 2010.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
7. Goodwill and Other Intangible Assets (continued)
During the fourth quarter of 2010, in connection with the completion of its required annual goodwill impairment testing, the Company completed its step two impairment testing, which resulted in an additional $48,000 charge to the Downstream Oil & Gas segment bringing the total to $60,000 for 2010.
Under GAAP, a Company has up to one year subsequent to closing an acquisition to perform its annual testing for goodwill impairment, unless indicators of an impairment exist. The Company closed on the acquisition of InfrastruX, or Utility T&D during the third quarter of 2010. No indicators of impairment for the Utility T&D segment were identified by management during the fourth quarter of 2010. Accordingly, the Company has excluded them from its 2010 annual assessment of goodwill. The Company will perform impairment testing for this segment during the second quarter of 2011, or whenever indicators of impairment are identified.
The Company’s other intangible assets as of December 31, 2010 and 2009 were as follows:

	December 31, 2009
	Customer			Non-compete
	Relationships	Backlog	Trademark	Agreements	Total
Gross carrying amount	$41,900	$10,500	$1,300	$1,100	$54,800
Purchase price adjustments	(299)	—	—	—	(299)
Accumulated amortization	(7,054)	(10,500)	(65)	(110)	(17,729)

Net carrying amount	$34,547	$—	$1,235	$990	$36,772

	December 31, 2010
	Customer	Trademark/	Non-compete
	Relationships	Tradename	Agreements	Technology	Total
Gross carrying amount	$41,600	$1,300	$1,100	$—	$44,000
Additions	152,890	12,700	—	5,200	170,790
Purchase price adjustments	(2,760)	—	—	300	(2,460)
Accumulated amortization	(15,517)	(830)	(330)	(275)	(16,952)
Other	—	79	—		79

Net carrying amount	$176,213	$13,249	$770	$5,225	$195,457

Weighted average remaining amortization period	13.3 yrs	9.4 yrs	3.5 yrs	9.5 yrs

Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 15 years.
Amortization expense related to intangible assets other than goodwill included in operating expense for the years ended December 31, 2010 and 2009 was $9,724 and $6,515, respectively. Estimated amortization expense for each of the subsequent five years and thereafter is as follows:

Fiscal year:
2011	$15,636
2012	15,636
2013	15,636
2014	15,526
2015	15,416
Thereafter	117,607

Total amortization	$195,457

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
8. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities as of December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
Trade accounts payable	$105,023	$47,950
Payroll and payroll liabilities	41,442	23,037
Provision for loss on contracts	12,376	1,062
Self insurance accrual	27,524	—
Other accrued liabilities	27,697	9,421

Total accounts payable and accrued liabilities	$214,062	$81,470

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
During the twelve months ended December 31, 2008, $12,575 of the aggregate obligation was paid, which consisted of the initial $10,000 payment to the DOJ and the first installment of $2,575 to the SEC, inclusive of all pre-judgment interest. During the twelve months ended December 31, 2009 and 2010, $6,575 of the aggregate obligation was paid each year, which consisted of the $4,000 annual installment to the DOJ and the $2,575 annual installment to the SEC, inclusive of all pre-judgment interest.
The remaining aggregate obligation of $6,575 has been classified on the Consolidated Balance Sheets as “Current portion of government obligations.” This amount is based on payment terms that provide for one remaining installment of $2,575 and $4,000 to the SEC and DOJ, respectively, in 2011.
10. Long-term Debt
Long-term debt as of December 31, 2010 and 2009 was as follows:

	December 31,	December 31,
	2010	2009
Term loan, net of unamortized discount of $16,126	$283,124	$—
2.75% convertible senior notes, net	58,675	56,071
6.5% senior convertible notes, net	32,050	31,450
Capital lease obligations	11,112	16,516
Other obligations	2,015	—

Total long-term debt	386,976	104,037
Less: current portion	(76,008)	(37,274)

Long-term debt, net	$310,968	$66,763

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
The Company is able to utilize 100 percent of the revolving credit facility to obtain letters of credit, including during the Interim Period. As of December 31, 2010, the Company did not have any outstanding borrowings under the revolving credit facility.
Interest payable under the 2010 Credit Agreement is determined by the loan type. Base rate loans require annual interest payments equal to the adjusted base rate plus the applicable margin for base rate loans. The adjusted base rate is equal to the highest of (a) the Prime Rate in effect for such day, (b) the sum of the Federal Funds Effective Rate in effect for such day plus 1/2 of 1.0% per annum, (c) the sum of the Prime, London Inter-Bank Offered Rate (“LIBOR”) or Eurocurrency Rate in effect for such day with a maturity of one month plus 1.0% per annum and (d) with respect to Term Loans only is 3.0% per annum. The applicable margin for base rate loans is 6.50% per annum for Term Loans and 3.25% per annum for revolving advances during the Interim Period or following the Interim Period, a fixed margin based on the Company’s leverage ratio. Eurocurrency rate loans require annual interest payments equal to the Eurocurrency Rate plus the applicable margin for Eurocurrency rate loans. The Eurocurrency Rate is equal to the LIBOR rate in effect for such day, subject to a 2.0% floor for Term Loans only. The applicable margin for Eurocurrency rate loans is 7.50% per annum for Term Loans and 4.25% per annum for revolving advances during the Interim Period or following the Interim Period, a fixed margin based on the Company’s leverage ratio. As of December 31, 2010, the interest rate on the Term Loan (currently a Eurocurrency rate loan) was 9.5%. Interest payments on the Eurocurrency rate loans are payable in arrears on the last day of such interest period, and, in the case of interest periods of greater than three months, on each business day which occurs at three month intervals from the first day of such interest period. Interest payments on base rate loans are payable quarterly in arrears on the last business day of each calendar quarter. Additionally, the Company is required under the terms of the 2010 Credit Agreement to maintain in effect one or more hedging arrangements to fix or otherwise limit the interest cost with respect to at least 50 percent of the aggregate outstanding principal amount of the Term Loan.
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
A default under the 2010 Credit Agreement may be triggered by events such as a failure to comply with financial covenants or other covenants under the 2010 Credit Agreement, a failure to make payments when due under the 2010 Credit Agreement, a failure to make payments when due in respect of, or a failure to perform obligations relating to, debt obligations in excess of $15,000, a change of control of the Company and certain insolvency proceedings. A default under the 2010 Credit Agreement would permit Crédit Agricole and the Lenders to terminate their commitment to make cash advances or issue letters of credit, require the immediate repayment of any outstanding cash advances with interest and require the cash collateralization of outstanding letter of credit obligations. As of December 31, 2010 the Company was in compliance with all covenants under this agreement.
Incurred unamortized debt issue costs associated with the creation of the 2010 Credit Agreement are $16,213. These debt issue costs are included in “Other assets” at December 31, 2010. These costs will be amortized to interest expense over the three and four-year terms of the revolving credit facility and Term Loan, respectively.
On March 4, 2011, the Company amended its 2010 Credit Agreement (the “Amendment”). The Amendment allows the Company to make certain dispositions of equipment, real estate and business units. In most cases, proceeds from these dispositions would be required to pay down the existing Term Loan made pursuant to the 2010 Credit Agreement. Financial covenants and associated definitions, such as Consolidated EBITDA, were also amended to permit the Company to carry out its business plan and to clarify the treatment of certain items. The Company agreed to limit its revolver borrowings under the 2010 Credit Agreement to $25,000, with the exception of proceeds from revolving borrowings used to make any payments in respect of the Convertible Senior Notes until the Company’s total leverage ratio is 3.0 to 1.0 or less. However, the Amendment does not change the limit on obtaining letters of credit. The Amendment also modifies the definition of Excess Cash Flow to include proceeds from the TransCanada Pipeline Arbitration (see Note 16 — Contingencies, Commitments and Other Circumstances — Facility Construction Project Termination), which would require the Company to use all or a portion of such proceeds to further pay down the Term Loan in the following fiscal year of receipt. For prepayments made with Net Debt Proceeds or Equity Issuance Proceeds (as those terms are defined in the 2010 Credit Agreement), the Amendment requires a prepayment premium of 4% of the principal amount of the Term Loans prepaid before December 31, 2011 and 1% of the principal amount of the Term Loans prepaid on and after December 31, 2011 but before December 31, 2012. Premiums for prepayments made with proceeds other than Net Debt Proceeds or Equity Issuance Proceeds remain the same as set forth under the 2010 Credit Agreement.
In connection with the Amendment, the Company incurred fees of $4,743 and $376 related to lender fees and third party legal costs, respectively, in the first quarter of 2011. Based on the FASB’s accounting standard on debt modifications, the Company has capitalized lender fees and will amortize them over the three and four-year terms of the revolving credit facility and Term Loan, respectively. Based on the same standard, the third party legal fees were expensed as incurred during the first quarter of 2011.

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
The 6.5% Notes are governed by an indenture by and among the Company, as issuer, WUSH, as guarantor, and Bank of Texas, N.A. (as successor to the original trustee), as Trustee (the “Indenture”), and were issued under the Purchase Agreement by and among the Company and the initial purchasers of the 6.5% Notes (the “Purchasers”), in a transaction exempt from the registration requirements of the Securities Act. The 6.5% Notes are convertible into shares of the Company’s common stock at a conversion rate of 56.9606 shares of common stock per $1,000 principal amount of notes representing a conversion price of approximately $17.56 per share. If all notes had been converted to common stock at December 31, 2010, 1,825,587 shares would have been issuable based on the principal amount of the 6.5% Notes which remain outstanding, subject to adjustment in certain circumstances. The 6.5% Notes are general senior unsecured obligations. Interest is due semi-annually on June 15 and December 15, and began on June 15, 2006.
The 6.5% Notes mature on December 15, 2012 unless the notes are repurchased or converted earlier. The Company does not have the right to redeem the 6.5% Notes prior to maturity. Upon maturity, the principal amount plus the accrued interest through the day prior to the maturity date is payable only in cash. The holders of the 6.5% Notes had the right to require the Company to purchase the 6.5% Notes for cash, including unpaid interest, on December 15, 2010. None of the 6.5% Notes were surrendered for purchase pursuant to the put option. Accordingly, the 6.5% Notes remain outstanding as of December 31, 2010 and continue to be subject to the terms and conditions of the Indenture governing the 6.5% Notes. Following the expiration of this put option, an aggregate principal amount of $32,050 remains outstanding (net of $0 discount) and has been classified as long-term and included within “Long-term debt” on the Consolidated Balance Sheet at December 31, 2010. The holders of the 6.5% Notes also have the right to require the Company to purchase the 6.5% Notes for cash upon the occurrence of a fundamental change, as defined in the Indenture. In addition to the amounts described above, the Company will be required to pay a “make-whole premium” to the holders of the 6.5% Notes who elect to convert their notes into the Company’s common stock in connection with a fundamental change. The make-whole premium is payable in additional shares of common stock and is calculated based on a formula with the premium ranging from 0.0 percent to 28.0 percent depending on when the fundamental change occurs and the price of the Company’s stock at the time the fundamental change occurs.
Upon conversion of the 6.5% Notes, the Company has the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and shares of its common stock. Under the Indenture, the Company is required to notify holders of the 6.5% Notes of its method for settling the principal amount of the 6.5% Notes upon conversion. This notification, once provided, is irrevocable and legally binding upon the Company with regard to any conversion of the 6.5% Notes. On March 21, 2006, the Company notified holders of the 6.5% Notes of its election to satisfy its conversion obligation with respect to the principal amount of any 6.5% Notes surrendered for conversion by paying the holders of such surrendered 6.5% Notes 100 percent of the principal conversion obligation in the form of common stock of the Company. Until the 6.5% Notes are surrendered for conversion, the Company will not be required to notify holders of its method for settling the excess amount of the conversion obligation relating to the amount of the conversion value above the principal amount, if any. In the event of a default of $10,000 or more on any credit agreement, including the 2010 Credit Facility and the 2.75% Notes, a corresponding event of default would result under the 6.5% Notes.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
10. Long-term Debt (continued)
A covenant in the indenture for the 6.5% Notes prohibits the Company from incurring any additional indebtedness if its consolidated leverage ratio exceeds 4.00 to 1.00. As of December 31, 2010, this covenant would not have precluded the Company from borrowing under the 2010 Credit Facility.
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

	December 31,
	2010	2009
Principal amount of 6.5% Notes	$32,050	$32,050
Unamortized discount	—	(600)

Net carrying amount	$32,050	$31,450

Additional paid-in capital	$3,131	$3,131

The amount of interest expense recognized and effective interest rate related to this debt for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Year Ended December 31,
	2010	2009	2008

Contractual coupon interest	$2,083	$2,083	$2,083
Amortization of discount	600	552	507

Interest expense	$2,683	$2,635	$2,590

Effective interest rate	8.46%	8.46%	8.46%

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
10. Long-term Debt (continued)
2.75% Convertible Senior Notes
In 2004, the Company completed a primary offering of $60,000 of 2.75% Convertible Senior Notes (the “2.75% Notes”). Also, in 2004, the initial purchasers of the 2.75% Notes exercised their option to purchase an additional $10,000 aggregate principal amount of the 2.75% Notes. The primary offering and purchase option of the 2.75% Notes totaled $70,000. The 2.75% Notes are general senior unsecured obligations. Interest is paid semi-annually on March 15 and September 15, and began on September 15, 2004. The 2.75% Notes mature on March 15, 2024 unless the notes are repurchased, redeemed or converted earlier. Upon maturity, the principal amount plus the accrued interest through the day prior to the maturity date is payable only in cash. The indenture for the 2.75% Notes originally provided that the Company could redeem the 2.75% Notes for cash on or after March 15, 2011, at 100 percent of the principal amount of the notes plus accrued interest. The holders of the 2.75% Notes have the right to require the Company to purchase the 2.75% Notes, including unpaid interest, on March 15, 2011, 2014, and 2019 or upon a change of control related event. On March 15, 2014 and 2019, the Company has the option of providing its common stock in lieu of cash, or a combination of common stock and cash to fund purchases. Based on the uncertainty surrounding the future economic conditions, the Company is unable to estimate the probability of future repurchases of the 2.75% Notes on March 15, 2011. Accordingly, all $58,675 (net of $682 discount) has been classified as short-term and included within “Notes payable and current portion of other long-term debt” on the Consolidated Balance Sheet at December 31, 2010.
Accrued interest on the notes on all three put dates can only be paid in cash. Upon the occurrence of a fundamental change, as defined by the Indenture, the holders of the 2.75% Notes have the right to require the Company to purchase the 2.75% Notes for cash, in addition to a “make-whole premium” that is payable in cash or in additional shares of common stock. The holders of the 2.75% Notes may, under certain circumstances, convert the notes into shares of the Company’s common stock at an initial conversion ratio of 51.3611 shares of common stock per $1,000.00 principal amount of notes representing a conversion price of approximately $19.47 per share and resulting in 3,048,642 shares at December 31, 2010 based on the principal amount of the 2.75% Notes which remain outstanding, subject to adjustment in certain circumstances. The notes will be convertible only upon the occurrence of certain specified events including, but not limited to, if, at certain times, the closing sale price of the Company’s common stock exceeds 120.0 percent of the then current conversion price, or $23.36 per share, based on the initial conversion price. In the event of a default under any Company credit agreement other than the indenture covering the 2.75% Notes, (1) in which the Company fails to pay principal or interest on indebtedness with an aggregate principal balance of $10,000 or more; or (2) in which indebtedness with a principal balance of $10,000 or more is accelerated, an event of default would result under the 2.75% Notes.
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
On November 29, 2007, a holder exercised its right to convert, converting $1,832 in aggregate principal amount of the 2.75% Notes into 102,720 shares of the Company’s common stock. In connection with the conversion, the Company expensed a proportionate amount of its debt issue costs resulting in additional period interest expense of $47. On March 20, 2008, a holder exercised its right to convert, converting $7,980 in aggregate principal amount of the 2.75% Notes into 443,913 shares of the Company’s common stock. In connection with the conversion, the Company expensed a proportionate amount of its debt issuance costs resulting in additional period interest expense of $187.
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

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
10. Long-term Debt (continued)
The debt and equity components recognized for the Company’s 2.75% Notes were as follows:

	December 31,
	2010	2009
Principal amount of 2.75% Notes	$59,357	$59,357
Unamortized discount	(682)	(3,286)

Net carrying amount	$58,675	$56,071

Additional paid-in capital	$14,235	$14,235

At December 31, 2010, the unamortized discount had a remaining recognition period of approximately 3 months.
The amount of interest expense recognized and effective interest rate related to this debt for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Year Ended December 31,
	2010	2009	2008
Contractual coupon interest	$1,632	$1,632	$1,672
Amortization of discount	2,604	2,419	2,298

Interest expense	$4,236	$4,051	$3,970

Effective interest rate	7.40%	7.40%	7.40%
Based on information received from BOKF, NA dba Bank of Texas, as paying agent for the 2.75% Notes, the Company announced on March 14, 2011, that all of the 2.75% Notes, with an aggregate principal amount of $59,357, were validly surrendered and not withdrawn pursuant to the option of the holders of the 2.75% Notes to require the Company to purchase on March 15, 2011, all or a portion of such holders’ 2.75% Notes. The Company will draw down under its revolving credit facility to fund the purchase of the 2.75% Notes. All remaining unamortized discount will be expensed during the first quarter of 2011.
Capital Leases
The Company has entered into multiple capital lease agreements to acquire various construction equipment which have a weighted average of interest paid of 5.9 percent. Assets held under capital leases at December 31, 2010 and 2009 are summarized below:

	December 31,
	2010	2009

Construction equipment	$13,706	$23,475
Transportation equipment	9,665	1,895
Furniture and equipment	1,885	1,911

Total assets held under capital lease	25,256	27,281
Less: accumulated depreciation.	(10,759)	(9,800)

Net assets under capital lease	$14,497	$17,481

The following are the minimum lease payments for assets financed under capital lease arrangements as of December 31, 2010:

Fiscal year:
2011	$6,212
2012	4,310
2013	1,293
2014	49
Thereafter	—

Total minimum lease payments under capital lease obligations	11,864
Less: future interest expense	(752)

Net minimum lease payments under capital leases obligations	11,112
Less: current portion of net minimum lease payments	(5,371)

Long-term net minimum lease payments	$5,741

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
10. Long-term Debt (continued)
Maturities
The maturities of long-term debt obligations as of December 31, 2010 are as follows:

Fiscal year:
2011	$74,357
2012	47,050
2013	15,000
2014	254,250

$390,657

Other Obligations
The Company has unsecured credit facilities with banks in certain countries outside the United States. Borrowings in the form of short-term notes and overdrafts are made at competitive local interest rates. Generally, each line is available only for borrowings related to operations in a specific country. Credit available under these facilities is approximately $6,541 at December 31, 2010. There were no outstanding borrowings made under these facilities at December 31, 2010 or 2009.
11. Retirement Benefits
The Company has defined contribution plans that are funded by participating employee contributions and the Company. The Company matches employee contributions, up to a maximum of four percent of salary, in the form of cash. The Company match was suspended in May 2009 through December 2009 for all U.S. based plans. Company contributions for the plans were $2,949, $1,435 and $3,069 in 2010, 2009 and 2008, respectively.
After the Company’s acquisition of InfrastruX, the Company is subject to collective bargaining agreements with various unions. As a result, the Company participates with other companies in the unions’ multi-employer pension and other postretirement benefit plans. These plans cover all employees who are members of such unions. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multi-employer plan in the event of the employer’s withdrawal from, or upon termination of, such plan. The Company has no intention to withdraw from these plans. The plans do not maintain information on the net assets and actuarial present value of the plans’ unfunded vested benefits allocable to the Company. As such, the amount, if any, for which the Company may be contingently liable, is not ascertainable at this time. Contributions to all union multi-employer pension and other postretirement plans by the Company were $26,972, $6,367 and $7,333 as of December 31, 2010, 2009 and 2008.
12. Income Taxes
The Company is domiciled in the United States and operates primarily in the U.S., Canada, and Oman. These countries have different tax regimes and tax rates which affect the consolidated income tax provision of the Company and its effective tax rate. Moreover, losses from one country generally cannot be used to offset taxable income from another country and some expenses incurred in certain tax jurisdictions receive no tax benefit thereby affecting the effective tax rate.
Income (loss) before income taxes consists of:

	Year Ended December 31,
	2010	2009	2008
Other countries	$(5,243)	$20,608	$37,735
United States	(62,671)	10,511	31,264

	(67,914)	31,119	68,999
Oman noncontrolling interest	1,207	1,868	1,666

	$(66,707)	$32,987	$70,665

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Income Taxes (continued)
Provision for income taxes by country consist of:

	Year Ended December 31,
	2010	2009	2008
Current provision:
Other countries	$4,725	$7,321	$1,214
United States:
Federal	(12,152)	2,648	32,188
State	2,112	921	6,159

	(5,315)	10,890	39,561

Deferred tax expense (benefit):
Other countries	(7,419)	(2,705)	8,808
United States	(22,648)	1,607	(22,577)

	(30,067)	(1,098)	(13,769)

Total provision (benefit) for income taxes(1)	$(35,382)	$9,792	$25,792

(1)
The total provision for income taxes excludes net adjustments related to unrecognized tax benefits of $(768), $(1,058) and $150 for 2010, 2009 and 2008, respectively, as a result of the adoption of the FASB’s standard regarding the recognition of tax benefits.

The provision for income taxes has been determined based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The Company and its subsidiaries operating in the United States are subject to federal income tax rates up to 35 percent and varying state income tax rates and methods of computing tax liabilities. The Company’s principal international operations are in Canada and Oman. The Company’s subsidiaries in Canada and Oman are subject to corporate income tax rates of 28 percent and 12 percent, respectively. The Company did not have any non-taxable foreign earnings from tax holidays for taxable years 2008 through 2010.
As required by the FASB’s standard on income taxes-special areas, the Company has analyzed its operations in the U.S., Canada, and Oman. The Company’s current operating strategy is to reinvest any earnings of its operations internationally rather than to distribute dividends to the U.S. parent or its U.S. affiliates. No dividends were paid from foreign operations to Willbros Group, Inc. or its domestic subsidiaries during 2010.
However, if the Company does repatriate cash from foreign operations to the United States, then current earnings and profits of approximately $52,153 could be construed as a taxable dividend, subject to federal income tax rates up to 35 percent. This would be a current tax expense.
In addition, although we have no intention of selling our primary international holding company, a deferred tax liability of approximately $34,125 would be required to be recorded in the event such sale were to take place.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Income Taxes (continued)
A reconciliation of the differences between the provision for income tax computed at the appropriate statutory rates and the reported provision for income taxes is as follows. For 2008, the Company was domiciled in Panama, which has no corporate income tax. For 2009 and 2010, the Company was domiciled in the U.S., which has a 35.0 percent statutory tax rate.

	2010	2009	2008
Taxes on earnings at statutory rate in domicile of parent company	$(23,769)	$9,803	$—
Earnings taxed at rates less or greater than parent company rates:
United States	—	—	12,099
Other countries	(1,160)	(1,857)	10,615
State income taxes, net of U.S. federal benefit	(1,560)	506	2,091
Contingent earnout	(15,869)	—	—
Per diem	1,462	1,358	813
Acquisition costs	1,208	—	—
Other permanent items	1,667	210	1,334
Foreign rate changes	(14)	—	(1,461)
Changes in provision for unrecognized tax positions:
Statute expirations and tax authority settlements	(1,552)	(1,945)	(725)
Other changes in unrecognized tax positions	621	914	875
Change in valuation allowance	16	(301)	301
Stock-based compensation deferred tax asset write-off	3,865	—	—
Other	(1,065)	46	—

Total provision (benefit) for income taxes	$(36,150)	$8,734	$25,942

Upon adoption of the FASB’s standard on the recognition of tax benefits in 2007, the Company recorded a $6,369 charge to beginning stockholders’ equity for unrecognized tax positions. During 2010, the Company recognized $1,552 of previously recorded unrecognized tax benefits due to the expiration of the statute of limitations for purposes of assessment and the resolution of certain audits. The Company accrued new uncertain tax positions in the amount of $34. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2010	$5,512
Change in measurement of existing tax positions related to expiration of statute of limitations	(1,552)
Additions based on tax positions related to the current year	34
Additions based on tax positions related to prior years	586
Foreign exchange difference related to Canadian operations	286

Balance at December 31, 2010	$4,866

The $4,866 of unrecognized tax benefits will impact the Company’s effective tax rate if ultimately recognized. The amount of unrecognized tax benefits reasonably possible to be recognized during 2011 is approximately $0. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the twelve months ended December 31, 2010, the Company has recognized $223 in interest expense. Interest and penalties are included in the table above, in addition to the effects of the changes in foreign currency that are included in other comprehensive income.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Income Taxes (continued)
The Company has a total net tax liability equal to $24,615 (excluding uncertain tax positions). The increase in the Company’s deferred tax liability resulted primarily from the acquisition of InfrastruX, and the associated difference between the fair market value of the acquired assets and the carryover basis that is recorded for tax purposes in a stock acquisition. The net tax liability of $24,615 is comprised of prepaid taxes or tax refunds in the amount of $29,341 recorded in the Company’s prepaid expenses, accrued income taxes of $2,356 currently owed to various federal and state/provincial tax authorities, and a deferred income tax liability of $51,600 which represents the difference in book and tax basis of property, goodwill, and intangible assets. The Company has recorded a $9,864 payable to the seller of InfrastruX for tax refunds incurred prior to the change of ownership on July 1, 2010, and this amount is included in the aggregate amount of $29,341 expected tax refunds.
The principal components of the Company’s net deferred tax assets (liabilities) are:

	December 31,
	2010	2009
Deferred tax assets:
Current:
Accrued vacation	$2,609	$1,118
Allowance for doubtful accounts	1,825	656
Estimated loss	1,162	421
Other	5,408	680

	11,004	2,875

Non-current:
Deferred compensation	5,172	3,414
Goodwill impairment	—	20,166
U.S. tax net operating loss carry forwards	11,080	694
State tax net operating loss carry forwards	7,303	183
Other	185	577

Gross deferred tax assets	23,740	25,034
Valuation allowance	(7,170)	—

Deferred tax assets, net of valuation allowance	27,574	27,909

Deferred tax liabilities:
Current:
Prepaid expenses	(1,616)	(1,001)
Partnership tax deferral	(1,538)	(5,071)

	(3,154)	(6,072)

Non-current:
Unbilled profit/retainage	(599)	(3,972)
Bond discount amortization	(3,674)	(1,540)
Depreciation	(43,507)	(5,844)
Goodwill & intangibles	(28,240)	—

Deferred tax liabilities	(79,174)	(17,428)

Net deferred tax assets (liabilities)	$(51,600)	$10,481

The net deferred tax assets (liabilities) by geographical location are as follows:

	December 31,
	2010	2009
United States	$(48,068)	$20,802
Other countries	(3,532)	(10,321)

Net deferred tax assets (liabilities)	$(51,600)	$10,481

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
12. Income Taxes (continued)
The ultimate realization of deferred tax assets related to net operating loss carry forwards (including state net operating loss carry forwards) is dependent upon the generation of future taxable income in a particular tax jurisdiction during the periods in which the use of such net operating losses are allowed. The Company considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment.
At December 31, 2010, the Company has remaining U.S. federal net operating loss carry forwards of $70,915 and state net operating loss carry forwards of $143,292. The Company inherited $32,732 of the U.S. federal net operating loss carry forwards and $140,649 of the state net operating loss carry forwards from the acquisition of InfrastruX under the attribution rules of Internal Revenue Code Section 381. Due to the change in ownership of InfrastruX at July 1, 2010, the inherited federal loss carry forwards are limited by Section 382 of the Internal Revenue Code to the value of the stock of InfrastruX immediately prior to the ownership change multiplied by the highest of the adjusted federal long-term rates in effect for July 2010 and the prior two months. The Company does not believe that the annual Section 382 limitation of $19,480 will impact the utilization of the inherited federal net operating loss carry forwards due to the projected utilization of the federal loss carry forwards in future years.
The Company’s U.S. federal net operating losses expire beginning in 2013. A state net operating loss generally expires 20 years after the period in which the net operating loss was incurred. Based upon carrybacks available to the Company, tax planning strategies, reversals of existing temporary differences, and projections for future taxable income over the periods in which the net operating losses can be utilized to offset taxable income, the Company believes that it will realize a tax benefit of $12,600 in 2011 from the carryback of approximately $36,130 of these losses to 2008.
InfrastruX has state net operating loss carry forwards of $140,649 on which a deferred tax asset of $7,170 is offset by a valuation allowance of $7,170. There was a change to the valuation allowance of $16 for the year ended December 31, 2010 owing to the continued losses of one of the InfrastruX subsidiaries in a state jurisdiction.
13. Stockholders’ Equity
The information contained in this note pertains to continuing and discontinued operations.
Stock Ownership Plans
In May 1996, the Company established the Willbros Group, Inc. 1996 Stock Plan (the “1996 Plan”) with 1,125,000 shares of common stock authorized for issuance to provide for awards to key employees of the Company, and the Willbros Group, Inc. Director Stock Plan (the “Director Plan”) with 125,000 shares of common stock authorized for issuance to provide for the grant of stock options to non-employee directors. The number of shares authorized for issuance under the 1996 Plan, and the Director Plan, was increased to 4,825,000 and 225,000, respectively, by stockholder approval. The Director Plan expired August 16, 2006. In 2006, the Company established the 2006 Director Restricted Stock Plan (the “2006 Director Plan”) with 50,000 shares authorized for issuance to grant shares of restricted stock and restricted stock rights to non-employee directors. The number of shares authorized for issuance under the 2006 Director Plan was increased in 2008 to 250,000 by stockholder approval.
On May 26, 2010, the Company established the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (“2010 Plan”) with 2,100,000 shares of common stock authorized for issuance to provide for awards to key employees of the Company. All future grants of stock awards to key employees will be made through the 2010 Plan. On May 26, 2010, the 1996 Plan was frozen, with the exception of normal vesting, forfeiture and other activity associated with awards previously granted under the 1996 Plan. At December 31, 2010, the 2010 plan had 1,883,073 shares available for grant.
RSU’s and options granted to employees vest generally over a three to four year period. Options granted under the 2010 Plan expire ten years subsequent to the grant date. Upon stock option exercise, common shares are issued from treasury stock. Options granted under the Director Plan are fully vested. Restricted stock and restricted stock rights granted under the 2006 Director Plan vest one year after the date of grant. At December 31, 2010, the 2006 Director Plan had 121,711 shares available for grant. For RSU’s granted prior to March of 2009, certain provisions allow for accelerated vesting upon eligible retirement. Additionally, certain provisions allow for accelerated vesting in the event of involuntary termination not for cause or a change of control of the Company. During the years ended December 31, 2010, 2009 and 2008, $669, $3,683 and $1,001, respectively, of compensation expense was recognized due to accelerated vesting of RSU’s due to retirements and separation from the Company.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. Stockholders’ Equity (continued)
Share-based compensation related to RSU’s is recorded based on the Company’s stock price as of the grant date. Expense from both stock options and RSU’s totaled $8,404, $13,231 and $11,652, respectively, for the years ended December 31, 2010, 2009 and 2008.
The Company determines fair value of stock options as of its grant date using the Black-Scholes valuation method. No options were granted during the years ended December 31, 2010, 2009 or 2008.
The Company’s stock option activity and related information consist of:

	Year Ended December 31,
	2010		2009		2008
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	257,750	$15.91	333,750	$15.47	418,750	$14.96
Granted	—	—	—	—	—	—
Exercised	—	—	(17,500)	10.77	(53,000)	12.90
Forfeited or expired	(30,000)	20.65	(58,500)	14.93	(32,000)	13.12

Outstanding, end of year	227,750	$15.28	257,750	$15.91	333,750	$15.47

Exercisable at end of year	207,750	$15.02	220,250	$15.34	261,250	$14.50

As of December 31, 2010, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $128 and $128, respectively. The weighted average remaining contractual term of outstanding options is 4.29 years and the weighted average remaining contractual term of the exercisable options is 4.21 years at December 31, 2010. The total intrinsic value of options exercised was $0, $81 and $1,284 during the years ended December 31, 2010, 2009 and 2008, respectively. There was no material tax benefit realized related to those exercises. The total fair value of options vested during the years ended December 31, 2010, 2009 and 2008 was $87, $247 and $322, respectively.
The Company’s nonvested options at December 31, 2010 and the changes in nonvested options during the year ended December 31, 2010 are as follows:

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Nonvested, beginning of year	37,500	$7.23
Granted	—	—
Vested	(12,500)	6.99
Forfeited or expired	(5,000)	9.69

Nonvested, end of year	20,000	$6.77

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
13. Stockholders’ Equity (continued)
The Company’s RSU activity and related information consist of:

	Year Ended December 31,
	2010		2009		2008
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-Date		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding, beginning of year	859,248	$22.38	840,342	$32.89	548,688	$20.89
Granted	635,849	11.39	545,307	9.95	635,314	38.24
Vested, shares released	(580,369)	23.97	(473,406)	27.02	(249,661)	21.50
Forfeited	(25,875)	20.23	(52,995)	19.89	(93,999)	29.00

Outstanding, end of year	888,853	$13.54	859,248	$22.38	840,342	$32.89

The total fair value of RSU’s vested during the years ended December 31, 2010, 2009 and 2008 was $13,911, $12,791 and $5,367, respectively.
As of December 31, 2010, there was a total of $8,257 of unrecognized compensation cost, net of estimated forfeitures, related to all nonvested share-based compensation arrangements granted under the Company’s stock ownership plans. That cost is expected to be recognized over a weighted-average period of 2.14 years.
Warrants to Purchase Common Stock
In 2006, the Company completed a private placement of equity to certain accredited investors pursuant to which the Company issued and sold 3,722,360 shares of the Company’s common stock resulting in net proceeds of $48,748. In conjunction with the private placement, the Company also issued warrants to purchase an additional 558,354 shares of the Company’s common stock. Each warrant is exercisable, in whole or in part, until 60 months from the date of issuance. A warrant holder may elect to exercise the warrant by delivery of payment to the Company at the exercise price of $19.03 per share, or pursuant to a cashless exercise as provided in the warrant agreement. The fair value of the warrants was $3,423 on the date of the grant, as calculated using the Black-Scholes option-pricing model. There were 536,925 warrants outstanding at December 31, 2010 and 2009.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
14. Income (Loss) Per Common Share
Basic and diluted income (loss) per common share is computed as follows:

	Year Ended December 31,
	2010	2009	2008
Income (loss) from continuing operations	$(30,557)	$24,253	$44,723
Less: Income attributable to noncontrolling interest	(1,207)	(1,817)	(1,836)

Net income (loss) from continuing operations attributable to Willbros Group, Inc. (numerator for basic calculation)	(31,764)	22,436	42,887
Add: Interest and debt issuance costs associated with convertible notes	—	—	—

Net income (loss) from continuing operations applicable to common shares (numerator for diluted calculation)	$(31,764)	$22,436	$42,887

Weighted average number of common shares outstanding for basic income per share	43,013,934	38,687,594	38,269,248
Weighted average number of potentially dilutive common shares outstanding	—	195,483	494,919

Weighted average number of common shares outstanding for diluted income per share	43,013,934	38,883,077	38,764,167

Income (loss) per common share from continuing operations:
Basic	$(0.74)	$0.58	$1.12

Diluted	$(0.74)	$0.58	$1.10

The Company has excluded shares potentially issuable under the terms of use of the securities listed below from the number of potentially dilutive shares outstanding as the effect would be anti-dilutive:

	Year Ended December 31,
	2010	2009	2008
2.75% Convertible Senior Notes	3,048,642	3,048,642	3,146,205
6.5% Senior Convertible Notes	1,825,587	1,825,587	1,825,587
Stock options	185,397	185,000	272,750
Warrants to purchase common stock	536,925	536,925	536,925
Restricted stock and restricted stock rights	343,905	—	—

	5,940,456	5,596,154	5,781,467

In accordance with the FASB’s standard on earnings per share — contingently convertible instruments, the shares issuable upon conversion of the convertible notes would have been included in diluted income (loss) per share, if those securities were dilutive, regardless of whether the Company’s stock price was greater than or equal to the conversion prices of $17.56 and $19.47, respectively. However, these securities are only dilutive to the extent that interest per weighted average convertible share does not exceed basic earnings per share. For the year ended December 31, 2010, the related interest per convertible share associated with the 2.75% Convertible Senior Notes and the 6.5% Senior Convertible Notes exceeded basic earnings per share for the current period. As such, those shares have not been included in the computation of diluted earnings per share. During 2008, there were 443,913 shares issued upon conversion of the convertible notes.

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
At the beginning of the third quarter of 2009, the Company acquired the engineering business of Wink. In anticipation of this acquisition, in the second quarter of 2009, the Company redefined its business segments from Engineering, Upstream Oil & Gas and Downstream Oil & Gas to two segments by integrating the existing Engineering segment into the Upstream Oil & Gas segment and Wink into the Downstream Oil & Gas segment. The Company believes the inclusion of engineering services within each segment improves internal connectivity by providing dedicated, specialized engineering services to both the upstream and downstream markets. Additionally, in the third quarter of 2009, the Company’s compressor/pump station construction business that was previously included in the Downstream Oil & Gas segment was moved to the Upstream Oil & Gas segment. The financial results for this business have been reclassified for all periods presented here into the Upstream Oil & Gas segment.
The tables below reflect the Company’s operations by reportable segment for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31, 2010
	Upstream	Downstream
	Oil & Gas	Oil & Gas	Utility T&D	Consolidated

Revenue	$573,796	$301,104	$317,512	$1,192,412
Operating expenses	562,082	316,319	343,967	1,222,368
Goodwill impairment	—	60,000	—	60,000
Change in fair value of contingent earnout liability	—	—	—	(45,340)

Operating income (loss)	$11,714	$(75,215)	$(26,455)	(44,616)

Other expense				(22,091)
Provision (benefit) for income taxes				(36,150)

Loss from continuing operations				(30,557)
Loss from discontinued operations net of provision for income taxes				(5,272)

Loss from continuing and discontinued operations				(35,829)
Less: Income attributable to noncontrolling interest				(1,207)

Net loss attributable to Willbros Group, Inc.				$(37,036)

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
15. Segment Information (continued)

	Year Ended December 31, 2009
	Upstream	Downstream
	Oil & Gas	Oil & Gas	Utility T&D	Consolidated

Revenue	$982,523	$277,250	$—	$1,259,773
Operating expenses	942,526	276,751	—	1,219,277

Operating income	$39,997	$499	$—	40,496

Other expense				(7,509)
Provision for income taxes				8,734

Income from continuing operations				24,253
Loss from discontinued operations net of provision for income taxes				(4,613)

Income from continuing and discontinued operations				19,640
Less: Income attributable to noncontrolling interest				(1,817)

Net income attributable to Willbros Group, Inc.				$17,823

	Year Ended December 31, 2008
	Upstream	Downstream
	Oil & Gas	Oil & Gas	Utility T&D	Consolidated

Revenue	$1,545,629	$367,075	$—	$1,912,704
Operating expenses	1,434,744	343,859	—	1,778,603
Goodwill impairment	—	62,295	—	62,295

Operating income (loss)	$110,885	$(39,079)	$—	71,806

Other expense				(1,141)
Provision for income taxes				25,942

Income from continuing operations				44,723
Income from discontinued operations net of provision for income taxes				745

Income from continuing and discontinued operations				45,468
Less: Income attributable to noncontrolling interest				(1,836)

Net income attributable to Willbros Group, Inc.				$43,632

Depreciation and amortization expense by segment are presented below:

	Year Ended December 31,
	2010	2009	2008
Upstream Oil & Gas	$19,902	$27,610	$30,507
Downstream Oil & Gas	10,777	13,250	14,396
Utility T&D	25,486	—	—

Total	$56,165	$40,860	$44,903

Amounts above include corporate allocated depreciation of $3,442, $4,637 and $5,465 for the years ended December 31, 2010, 2009 and 2008, respectively.
Capital expenditures by segment are presented below:

	Year Ended December 31,
	2010	2009	2008
Upstream Oil & Gas	$9,586	$7,318	$38,491
Downstream Oil & Gas	951	1,889	3,613
Utility T&D	6,437	—	—
Corporate	1,326	3,900	10,944

Total	$18,300	$13,107	$53,048

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
15. Segment Information (continued)
Total assets by segment as of December 31, 2010 and 2009 are presented below:

	December 31, 2010	December 31, 2009
Upstream Oil & Gas	$249,716	$258,346
Downstream Oil & Gas	126,095	174,512
Utility T&D	698,939	—
Corporate	210,812	294,828

Total assets, continuing operations	$1,285,562	$727,686

Due to a limited number of major projects and clients, the Company may at any one time have a substantial part of its operations dedicated to one project, client and country.
Customers representing 10 percent or more of total contract revenue are as follows:

	Year Ended December 31,
	2010	2009	2008
Customer A	16%	—%	—%
Customer B	—%	22%	—%
Customer C	—%	13%	—%
Customer D	—%	—%	19%
Customer E	—%	—%	11%

	16%	35%	30%

All of the above are customers of the Upstream Oil & Gas segment.
Information about the Company’s operations in its work countries is shown below:

	Year Ended December 31,
	2010	2009	2008

Contract revenue:
United States	$924,590	$939,985	$1,440,239
Canada	193,841	254,420	387,498
Oman	73,589	65,368	84,967
Other	392	—	—

	$1,192,412	$1,259,773	$1,912,704

	December 31,
	2010	2009

Long-lived assets:
United States	$190,734	$81,574
Canada	30,593	40,938
Oman	7,053	10,175
Other	799	192

	$229,179	$132,879

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
Facility Construction Project Termination
In September 2008, TransCanada Pipelines, Ltd. (“TCPL”) awarded the Company a cost reimbursable plus fixed fee construction contract for seven pump stations in Nebraska and Kansas. On January 13, 2010, TCPL notified the Company that it was in breach of the contract and was being terminated for cause immediately. At the time of termination, the Company had completed approximately 96.0 percent of its scope of work.
The Company has disputed the validity of the termination for cause and has challenged the contractual procedure followed by TCPL for termination for cause, which allows for a 30 day notification period during which time the Company is granted the opportunity to remedy the alleged default. Despite not being granted this time, the Company agreed in good faith to cooperate with TCPL in an orderly demobilization and handover of the remaining work. As of December 31, 2010, the Company has outstanding receivables related to this project of $71,159 and unapproved change orders for additional work of $4,222 which have not been billed. Additionally, there are claims for additional fees totaling $16,442. It is the Company’s policy not to recognize revenue or income on unapproved change orders or claims until they have been approved. Accordingly, the $4,222 in pending change orders and the $16,442 of claims have been excluded from the Company’s revenue recognition. The preceding balances are partially offset by an unissued billing credit of $2,000 related to a TCPL mobilization prepayment.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
16. Contingencies, Commitments and Other Circumstances (continued)
If the termination for cause is determined to be valid and enforceable, the Company could be held liable for any damages resulting from the alleged breach of contract, including but not limited to costs incurred by TCPL to hire a replacement contractor to complete the remainder of the work less the cost that the Company would have incurred to perform the same scope of work.
In May and June of 2010, the Company filed liens on the constructed facilities. On June 16, 2010, the Company notified TCPL that the Company intended to exercise its rights to conflict resolution under the contract, and on July 6, 2010, the International Chamber of Commerce received the Company’s request for arbitration. On September 15, 2010, the Company received TCPL’s response to the Notice of Arbitration, which included a counterclaim for damages of $23,100 for the alleged breach of contract, inclusive of the unissued billing credit of $2,000 for mobilization prepayment. In addition, TCPL has disclaimed its responsibility for payment of the current receivable balance, the unapproved change orders for additional work, and claims for additional fee.
At this point, the Company cannot estimate the probable outcome of the arbitration, but believes it is not in breach of contract and will defend its contractual rights. No allowance for collection has been established for the outstanding accounts receivable. The Company estimates that arbitration process will conclude during 2011.
TransCanada has removed the Company from TransCanada’s bid list.
Pipeline Construction Project Issues
In July 2007, the Company announced the award of an installation contract (“42-inch Contract”) for the construction of three segments of the Midcontinent Express Pipeline Project (“MEP Project”) by Midcontinent Express Pipeline LLC (“MEP”). The contract was structured as a cost reimbursable contract with a fixed fee for the Company. In September 2008, the Company and MEP signed an amendment which finalized the scope of work under the 42-inch Contract and also included the award to the Company of an additional installation contract (“36-inch Contract”) for the construction of 136 miles of 36-inch pipeline which at the time was anticipated to start in March 2009.
In its Form 10-K for the year ended December 31, 2008, the Company referenced an ongoing dispute between MEP and the Company in which a portion of the scope of work on the 42-inch Contract was terminated for cause and the 36-inch Contract was terminated for convenience. This issue was subsequently resolved and MEP paid a termination fee for the cancellation of the 36-inch Contract in the first quarter of 2009.
Furthermore, the Company achieved mechanical completion of the 179 miles on the 42-inch pipeline in April 2009 and completed close out efforts in the first quarter of 2010.
Project claims and audit disputes
Post-contract completion audits and reviews are periodically conducted by clients and/or government entities on certain contracts. As of December 31, 2010, the Company has been notified of claims and audit assertions totaling $6,000. The claims are associated with a single gross maximum price contract. It is the Company’s position that the claims are without merit. Further, the Company will continue to pursue all avenues for collecting the remaining receivable. There can be no assurance as to the resolution of these claims and assertions, nor the collection of the outstanding balance.
Pre-acquisition contingencies
The Company has evaluated and continues to evaluate contingencies relating to the acquisition of InfrastruX that existed as of the acquisition date. The Company has preliminarily determined that certain of these pre-acquisition contingencies are probable in nature and estimable as of the acquisition date and, accordingly, has recorded its best estimates for these contingencies as a part of the purchase price allocation for InfrastruX. The Company continues to gather information for and evaluate substantially all pre-acquisition contingencies that it has assumed from InfrastruX. If the Company makes changes to the amounts recorded or identifies additional pre-acquisition contingencies during the remainder of the measurement period, such amounts recorded will be included in the purchase price allocation during the measurement period and, subsequently, in the results of operations, assuming the information existed at the acquisition date.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
16. Contingencies, Commitments and Other Circumstances (continued)
Other
In addition to the matters discussed above, the Company is party to a number of legal proceedings. Management believes that the nature and number of these proceedings are typical for a firm of similar size engaged in a similar type of business and that none of these proceedings is material to the Company’s financial position. See Note 21 — Discontinuance of Operations, Asset Disposals and Transition Services Agreement for additional information pertaining to legal proceedings.
Commitments
From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds and financial guarantees. Contracts with the Company’s customers may require the Company to secure letters of credit or surety bonds with regard to the Company’s performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or surety bonds in lieu of contract retention provisions, where the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At December 31, 2010, the Company had approximately $25,678 of outstanding letters of credit, all of which related to continuing operations. This amount represents the maximum amount of payments the Company could be required to make if these letters of credit are drawn upon. Additionally, the Company issues surety bonds customarily required by commercial terms on construction projects. At December 31, 2010, the Company had bonds outstanding, primarily performance bonds, with a face value at $530,152 related to continuing operations. This amount represents the bond penalty amount of future payments the Company could be required to make if the Company fails to perform its obligations under such contracts. The performance bonds do not have a stated expiration date; rather, each is released when the contract is accepted by the owner. The Company’s maximum exposure as it relates to the value of the bonds outstanding is lowered on each bonded project as the cost to complete is reduced. As of December 31, 2010, no liability has been recognized for letters of credit or surety bonds. See Note 21 — Discontinuance of Operations, Asset Disposals and Transition Services Agreement for further discussion related to letters of credit.
Operating Leases
The Company has certain operating leases for office and camp facilities. Rental expense for continuing operations, excluding daily rentals and reimbursable rentals under cost plus contracts, was $16,527 in 2010, $11,473 in 2009 and $8,720 in 2008. Minimum lease commitments under operating leases as of December 31, 2010, totaled $99,627 and are payable as follows: 2011, $26,493; 2012, $20,244; 2013, $16,429; 2014, $9,486; 2015, $5,613; and thereafter, $21,362.
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
See Note 21 — Discontinuance of Operations, Asset Disposals and Transition Services Agreement for discussion of commitments and contingencies associated with Discontinued Operations.
17. Fair Value Measurements
The FASB’s standard on fair value measurements defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.
Fair Value Hierarchy
The FASB’s standard on fair value measurements establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. This standard establishes three levels of inputs that may be used to measure fair value:
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

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
17. Fair Value Measurements (continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company measures its financial assets and financial liabilities, specifically its hedging arrangements and contingent earnout liability, at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs as of December 31, 2010:

		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Other
		Identical Assets	Observable	Unobservable
	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Interest rate cap	$12	$—	$12	$—
Interest rate swap	104	—	104	—
Liabilities:
Contingent earnout liability	10,000	—	—	10,000
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
The Company estimated the fair value of the contingent earnout liability based on its probability assessment of InfrastruX’s EBITDA achievements during the earnout period. In developing these estimates, the Company considered its revenue and EBITDA projections, its historical results, and general macro-economic environment and industry trends. This fair value measurement is based on significant revenue and EBITDA inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. The Company’s fair value estimate of this liability was $55,340 at the date of acquisition. Changes in the fair value of the contingent earnout liability subsequent to the acquisition date, including changes arising from events that occurred after the acquisition date, such as changes in the Company’s estimate of revenue achievements, are recognized in earnings in the periods when the estimated fair value changes.
The following table represents a reconciliation of the change in the fair value measurement of the contingent earnout liability for the period ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009
Beginning balance	$55,340	$—
Change in fair value of contingent earnout liability included in operating expenses	(45,340)	—

Ending balance	$10,000	$—

In accordance with the FASB’s standard on business combinations, the Company reviews the contingent earnout liability on a quarterly basis in order to determine its fair value. Changes in the fair value of the liability are recorded within operating expenses in the period in which the change is made and the liability may increase or decrease on a quarterly basis until the earnout period has concluded.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
17. Fair Value Measurements (continued)
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

•
A slower than anticipated rebound in key housing markets continues to pressure work volumes under existing Master Service Agreements (“MSA”) and the budgets of many of our utility customers, while increasing the competitive pricing on bids for new awards;

•	Reduced expectations for significant storm work, which typically carries a higher margin than our standard MSA work.
Under GAAP, a Company has up to one year subsequent to closing an acquisition to perform its annual testing for goodwill impairment, unless indicators of an impairment exist. The Company determined that no indicators of impairment, including the events that led to the reduction in the contingent earnout liability as mentioned above, were identified during the fourth quarter of 2010.
During the fourth quarter of 2010, the amount recognized for the contingent earnout, the range of outcomes, and the assumptions used to develop the estimates did not materially change from those used in determining the balance as of September 30, 2010. Accordingly, no adjustment to the contingent earnout liability was made at December 31, 2010.
Hedging Arrangements
The Company attempts to negotiate contracts that provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at December 31, 2010 or December 31, 2009.
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
In September 2010, the Company entered into two 18-month forward interest rate swap agreements for a total notional amount of $150,000 in order to hedge changes in the variable rate interest expense of half of the $300,000 Term Loan maturing on June 30, 2014. Under the swap agreement, the Company receives interest at a floating rate of three-month Libor, conditional on three-month Libor exceeding 2 percent (to mirror variable rate interest provisions of the underlying hedged debt), and pays interest at a fixed rate of 2.685 percent, effective March 28, 2012 through June 30, 2014. The swap agreement is designated and qualifies as a cash flow hedging instrument, with the effective portion of the swap’s change in fair value recorded in Other Comprehensive Income (“OCI”). The swap of the variable rate interest is deemed to be a highly effective hedge, and resulted in no gain or loss recorded for hedge ineffectiveness in the Consolidated Statement of Operations. Amounts in OCI are reported in interest expense when the hedged interest payments on the underlying debt are recognized. The fair value of the swap agreement was determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates.
Interest Rate Caps
In September 2010, the Company entered into two interest rate cap agreements for notional amounts of $75,000 each in order to limit its exposure to an increase of the interest rate above 3 percent, effective

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
17. Fair Value Measurements (continued)
September 28, 2010 through March 28, 2012. Total premiums of $98 were paid for the interest rate caps. The cap agreements are designated and qualify as cash flow hedging instruments, with the effective portion of the caps’ change in fair value recorded in OCI. Amounts in OCI and the premiums paid for the caps are reported in interest expense as the hedged interest payments on the underlying debt are recognized. The interest rate caps are deemed to be highly effective, resulting in an immaterial amount of hedge ineffectiveness recorded in the Consolidated Statement of Operations. The fair value of the interest rate cap agreements was determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates. An immaterial amount of OCI relating to the interest rate swap and caps is expected to be recognized in earnings in the coming 12 months.

	Asset Derivatives as of December 31,
	2010		2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Interest rate contracts-caps	Other Assets	$12		$—
Interest rate contracts-swaps	Other Long-Term Assets	$104		$—

Total derivatives		$116		$—

For the Year Ended December 31,
			Location of	Amount of
			Gain or (Loss)	Gain or (Loss)		Location of
	Amount of		Reclassified	Reclassified		Gain or	Amount of
	Gain or (Loss)		from	from		(Loss)	Gain or (Loss)
	Recognized in		Accumulated	Accumulated		Recognized	Recognized in
Derivatives in	OCI on		OCI into	OCI into		in Income on	Income on
ASC 815 Cash	Derivative		Income	Income		Derivative	Derivative
Flow Hedging	(Effective		(Effective	(Effective		(Ineffective	(Ineffective
Relationships	Portion)		Portion)	Portion)		Portion)	Portion)
	2010	2009		2010	2009		2010	2009
Interest rate contracts	$19	$—	Interest Expense	$—	$—	Interest Expense	$—	$—

Total	$19	$—		$—	$—		$—	$—

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
18. Quarterly Financial Data
Selected unaudited quarterly financial data for the years ended December 31, 2010 and 2009 is presented below. The total of the quarterly income (loss) per share amounts may not equal the per share amounts for the full year due to the manner in which earnings (loss) per share is calculated.

	March 31,	June 30,	September 30,	December 31,	Total
Year 2010 Quarter Ended	2010	2010	2010	2010	2010
Contract revenue	$136,996	$248,129	$408,792	$398,496	$1,192,412
Contract income	4,979	42,363	58,658	6,022	112,021
Income (loss) from continuing operations before income taxes	(20,058)	16,122	34,304	(97,073)	(66,707)
Income (loss) from continuing operations, net of provisions for income taxes	(11,918)	10,369	36,991	(65,997)	(30,557)
Income (loss) from discontinued operations net of provisions for income taxes	(1,130)	(1,387)	(1,290)	(1,465)	(5,272)

Net income (loss)	(13,048)	8,982	35,701	(67,462)	(35,829)
Less: Income attributable to noncontrolling interest	(256)	(353)	(293)	(305)	(1,207)

Net income (loss) attributable to Willbros Group, Inc.	$(13,304)	$8,629	$35,408	$(67,767)	$(37,036)

Reconciliation of net income attributable to Willbros Group, Inc.
Income (loss) from continuing operations	$(12,174)	$10,016	$36,698	$(66,302)	$(31,764)
Income (loss) from discontinued operations	(1,130)	(1,387)	(1,290)	(1,465)	(5,272)

Net income (loss) attributable to Willbros Group, Inc.	$(13,304)	$8,629	$35,408	$(67,767)	$(37,036)

Basic income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$(0.31)	$0.26	$0.78	$(1.41)	$(0.74)
Income (loss) from discontinued operations	(0.03)	(0.04)	(0.03)	(0.03)	(0.12)

Net income (loss)	$(0.34)	$0.22	$0.75	$(1.44)	$(0.86)

Diluted income per share attributable to Company shareholders:
Income (loss) from continuing operations	$(0.31)	$0.25	$0.73	$(1.41)	$(0.74)
Income (loss) from discontinued operations	(0.03)	(0.03)	(0.02)	(0.03)	(0.12)

Net income (loss)	$(0.34)	$0.22	$0.71	$(1.44)	$(0.86)

Weighted average number of common shares outstanding
Basic	38,942,133	39,018,105	46,997,431	47,099,756	43,013,934
Diluted	38,942,133	42,352,485	52,154,029	47,099,756	43,013,934
Additional Notes:
•
During the quarter ended December 31, 2010, the Company classified its Libyan operations as discontinued operations. Accordingly, the Libyan results of operations have been reclassified to discontinued operations for all periods presented. See Note 21 — Discontinuance of Operations, Asset Disposals and Transition Services Agreement for further discussion of discontinued operations.

•	During the quarter ended December 31, 2010, the Company recorded a non-cash, before-tax charge of $48,000 for impairment of goodwill.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
18. Quarterly Financial Data (continued)

	March 31,	June 30,	September 30,	December 31,	Total
Year 2009 Quarter Ended	2009	2009	2009	2009	2009
Contract revenue	$463,926	$354,483	$247,533	$193,831	$1,259,773
Contract income	56,541	43,067	25,203	19,738	144,549
Income (loss) from continuing operations before income taxes	24,684	17,296	2,489	(11,482)	32,987
Income (loss) from continuing operations, net of provisions for income taxes	16,444	11,343	3,428	(6,962)	24,253
Income (loss) from discontinued operations net of provisions for income taxes	(208)	(2,012)	(1,400)	(993)	(4,613)

Net income (loss)	16,236	9,331	2,028	(7,955)	19,640
Less: Income attributable to noncontrolling interest	(747)	(423)	(372)	(275)	(1,817)

Net income (loss) attributable to Willbros Group, Inc.	$15,489	$8,908	$1,656	$(8,230)	$17,823

Reconciliation of net income attributable to Willbros Group, Inc.
Income (loss) from continuing operations	$15,697	$10,920	$3,056	$(7,237)	$22,436
Income (loss) from discontinued operations	(208)	(2,012)	(1,400)	(993)	(4,613)

Net income (loss) attributable to Willbros Group, Inc.	$15,489	$8,908	$1,656	$(8,230)	$17,823

Basic income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$0.41	$0.28	$0.08	$(0.19)	$0.58
Income (loss)from discontinued operations	(0.01)	(0.05)	(0.04)	(0.02)	(0.12)

Net income (loss)	$0.40	$0.23	$0.04	$(0.21)	$0.46

Diluted income per share attributable to Company shareholders:
Income (loss) from continuing operations	$0.36	$0.25	$0.08	$(0.19)	$0.58
Income (loss) from discontinued operations	—	(0.05)	(0.04)	(0.02)	(0.12)

Net income (loss)	$0.36	$0.20	$0.04	$(0.21)	$0.46

Weighted average number of common shares outstanding
Basic	38,563,937	38,684,446	38,721,586	38,778,157	38,687,594
Diluted	43,552,113	43,729,642	38,918,933	38,778,157	38,883,077
19. Other Charges
In December 2010, the Company announced that, in continuing to implement its initiative to fully integrate InfrastruX, acquired in July 2010, into its Utility T&D segment, it had identified cost and management synergies that could be realized by closing the Seattle administrative offices of InfrastruX. As a result, certain elements of the Seattle office were transitioned into other Utility T&D business units and the segment management activities will be integrated into the Hawkeye corporate offices located in Hauppauge, New York. The transition was completed on February 28, 2011. In connection with this office closure, the Company incurred $2,473 and $165 of charges related to severance and accelerated vesting of stock awards, respectively.
Fourth quarter of 2010 charges include a change in estimate of $417 associated with one leased facility, which was abandoned in 2009.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
19. Other Charges (continued)
The table below summarizes all charges included in “Other charges” in the Consolidated Statements of Operations:

	Year Ended December 31,
	2010	2009	2008
Employee severance	$2,731	$5,843	$—
Lease abandonments	594	3,169	—
Accelerated vesting of stock awards	446	3,682	—

Total other charges	$3,771	$12,694	$—

Other charges by segment are as follows:

	Year Ended December 31,
	2010	2009	2008
Upstream Oil & Gas	$749	$7,965	$—
Downstream Oil & Gas	384	4,729	—
Utility T&D	2,638	—	—

Total other charges	$3,771	$12,694	$—

Other charges incurred during 2010 and 2009 include $0 and $7,217 related to corporate operations and have been allocated to the Company’s business segments based on a percentage of total revenue.
The accrual at December 31, 2010, for carrying costs of the abandoned lease space totaled $989 which consists of $935 in “Other current liabilities” and $54 in “Other long-term liabilities” on the Consolidated Balance Sheets. The estimated carrying costs of the abandoned lease space was determined with the assistance of the Company’s third party real estate advisors and were based on an assessment of applicable commercial real estate markets. There may be a significant fluctuation in the estimated costs to the extent the evaluation of the facts, circumstances and expectations change. The principal variables in estimating the carrying costs are the length of time required to sublease the space, the sublease rate and expense for inducements (e.g., rent abatement and tenant improvement allowance) that may be offered to a prospective sublease tenant. While the Company believes this accrual is adequate, it is subject to adjustment as conditions change. The Company will continue to evaluate the adequacy of the accrual and will make the necessary changes to the accrual as conditions warrant. Activity in the accrual related to other charges for the year ended December 31, 2010 is as follows:

		Non-
		Cancelable
		Lease and
	Employee	Other
	Termination and	Contractual
	Other Benefits	Obligations	Total
Accrued cost at December 31, 2009	$2,080	$2,325	$4,405
Costs recognized during 2010	3,177	317	3,494
Cash payments	(1,765)	(1,913)	(3,678)
Non-cash charges (1)	(446)	(17)	(463)
Change in estimates	—	277	277

Accrued cost at December 31, 2010	$3,046	$989	$4,035

(1)	Non-cash charges consist of $446 of accelerated stock-based compensation and $17 of accretion expense.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
20. Related Party Transaction
Two of the Company’s board members function in a similar role for a current customer of the Upstream Oil & Gas U.S. construction business unit. During 2010, the Company performed midstream natural gas construction for this customer generating approximately $12,500 in revenue and accounts receivable of approximately $8,000 as of December 31, 2010.
21. Discontinuance of Operations, Asset Disposals and Transition Services Agreement
Strategic Decisions
During the fourth quarter of 2010, the Company chose to exit the Libyan market and accordingly, these operations were classified as part of Discontinued Operations. The Company’s investment in establishing a presence in Libya, while resulting in contract awards, had not yielded any notice to proceed on subject awards, and the Company therefore exited this market due to the delays and identification of other more attractive opportunities.
Additionally, in 2006, the Company announced that it intended to sell its assets and operations in Venezuela and Nigeria and classified these operations as Discontinued Operations. The net assets and net liabilities related to the Discontinued Operations are shown on the Consolidated Balance Sheets as “Liabilities of discontinued operations”. The results of the Discontinued Operations are shown on the Consolidated Statements of Operations as “Income (loss) from discontinued operations net of provisions for income taxes” for all periods presented.
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

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
21. Discontinuance of Operations, Asset Disposals and Transition Services Agreement (continued)
Also, in February 2008, WGHI received a letter from WAPCo reminding WGHI of its parent guarantee on the WAGP contract and requesting that WGHI remedy WWAI’s default under that contract, as amended. WGHI responded to WAPCo, consistent with its earlier communications, that, for a variety of legal, contractual, and other reasons, it did not consider the prior WAGP contract parent guarantee to have continued application. In February 2009, WGHI received another letter from WAPCo formally demanding that WGHI pay all sums payable in consequence of the non-performance by WWAI with WAPCo and stating that quantification of that amount would be provided sometime in the future when the work was completed. In spite of this letter, the Company continued to believe that the parent guarantee was not valid. WAPCo disputed WGHI’s position that it is no longer bound by the terms of WGHI’s prior parent guarantee of the WAGP contract and has reserved all its rights in that regard.
On February 15, 2010, WGHI received a letter from attorneys representing WAPCo seeking to recover from WGHI under its prior WAGP contract parent company guarantee for losses and damages allegedly incurred by WAPCo in connection with the alleged non-performance of WWAI under the WAGP contract. The letter purports to be a formal notice of a claim for purposes of the Pre-Action Protocol for Construction and Engineering Disputes under the rules of the High Court in London, England. The letter claims damages in the amount of $264,834. At February 7, 2007, when WGHI sold its Nigeria assets and operations to Ascot, the total WAGP contract value was $165,300 and the WAGP project was estimated to be approximately 82.0 percent complete. The remaining costs to complete the project at that time were estimated at slightly under $30,000. The Company is seeking to understand the magnitude of the WAPCo claim relative to the WAGP project’s financial status three years earlier.
On August 2, 2010, the Company received notice that WAPCo had filed suit against WGHI under English law in the London High Court on July 30, 2010, for the sum of $273,386. WGHI has several possible defenses to this suit and intends to contest the matter vigorously, but the Company cannot provide any assurance as to the outcome. The Company expects the litigation process to be lengthy; trial of the matter is scheduled to commence in June of 2012.
The Company currently has no employees working in Nigeria and has no intention of returning to Nigeria. If ultimately it is determined by an English Court that WGHI is liable, in whole or in part, for damages that WAPCo may establish against WWAI for WWAI’s alleged non-performance of the WAGP contract, or if WAPCo is able to establish liability against WGHI directly under the parent company guarantee, and, in either case, WGHI is unable to enforce rights under the indemnity agreement entered into with Ascot and Berkeley in connection with the WAGP contract, WGHI may experience substantial losses. However, at this time, the Company cannot predict the outcome of the London High Court litigation, or be certain of the degree to which the indemnity agreement given in WGHI’s favor by Ascot and Berkeley will protect WGHI.
Letters of Credit
At the time of the February 7, 2007 sale of its Nigeria assets and operations, the Company had four letters of credit outstanding totaling $20,322 associated with Discontinued Operations (the “Discontinued LC’s”). In accordance with FASB’s standard on guarantees, a liability was recognized for $1,575 related to the letters of credit. This liability was released as each of the Discontinued LC’s was released or expired and the Company was relieved of its risk related to the Discontinued LC’s. During the twelve months ended December 31, 2008, two Discontinued LC’s in the aggregate amount of $19,759 expired resulting in the release of the associated liability and recognition of $1,543 of additional cumulative gain on the sale of Nigeria assets and operations. The remaining Discontinued LC in the amount of $123 expired on February 28, 2009. As of December 31, 2009 and 2010, none of the Discontinued LC’s remained issued and outstanding.
Transition Services Agreement
Concurrent with the Nigeria sale, the Company entered into a two-year Transition Services Agreement (“TSA”) with Ascot. Under the agreement, the Company was primarily providing labor in the form of seconded employees to work under the direction of Ascot along with specifically defined work orders for services generally covered in the TSA. Ascot agreed to reimburse the Company for these services. For the years ended December 31, 2010 and 2009, these reimbursable contract costs totaled approximately $0 and $0, respectively.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
21. Discontinuance of Operations, Asset Disposals and Transition Services Agreement (continued)
On February 7, 2009, the TSA expired according to its terms, which ended the Company’s obligation to provide any further support or other services to Ascot in West Africa or otherwise. The Company has recognized all known costs associated with concluding the TSA including the write-off of all residual accounts receivable and equipment in West Africa. The total expense recognized in accordance with the conclusion of the TSA is $357.
Residual Equipment in Nigeria
In conjunction with the TSA, the Company made available certain equipment to Ascot for use in Nigeria and at times, in Benin, Togo and Ghana. This equipment was not sold to Ascot under the Agreement. The Company’s net book value for the equipment in West Africa at December 31, 2010 and 2009 was $0 and $0, respectively. The majority of this equipment, which is comprised primarily of construction equipment, rolling stock and generator sets, was redeployed to the Company’s operations in Oman. The remainder was used in exchange for equipment owned by Ascot and needed by the Company’s North American operations.
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

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
21. Discontinuance of Operations, Asset Disposals and Transition Services Agreement (continued)
Results of Discontinued Operations
Condensed Statements of Operations of the Discontinued Operations for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Year Ended December 31, 2010
		Nigeria			Discontinued
	Nigeria(1)	TSA	Venezuela	Libya	Operations

Contract revenue	$—	$—	$—	$154	$154

Operating expenses:
Contract	1	—	—	1	2
General and administrative	2,043	—	—	3,327	5,370

	2,044	—	—	3,328	5,372

Operating loss	(2,044)	—	—	(3,174)	(5,218)
Other income (expense)	(49)	—	—	(5)	(54)

Income (loss) before income taxes	(2,093)	—	—	(3,179)	(5,272)
Provision for income taxes	—	—	—	—	—

Net income (loss)	$(2,093)	$—	$—	$(3,179)	$(5,272)

(1)	Costs represent legal fees incurred in connection with the defense of WAPCo parent company guarantee assertions.

	Year Ended December 31, 2009
		Nigeria			Discontinued
	Nigeria	TSA	Venezuela	Libya	Operations
Contract revenue	$—	$—	$—	$45	$45

Operating expenses:
Contract	—	429	—	37	466
General and administrative	151	194	1,750	3,122	5,217

	151	623	1,750	3,159	5,683

Operating loss	(151)	(623)	(1,750)	(3,114)	(5,638)
Other income (expense)	(120)	1,296	—	1	1,177

Income (loss) before income taxes	(271)	673	(1,750)	(3,113)	(4,461)
Provision for income taxes	—	149	—	3	152

Net income (loss)	$(271)	$524	$(1,750)	$(3,116)	$(4,613)

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
21. Discontinuance of Operations, Asset Disposals and Transition Services Agreement (continued)

	Year Ended December 31, 2008
		Nigeria			Discontinued
	Nigeria	TSA	Venezuela	Libya	Operations

Contract revenue	$(94)	$2,474	$—	$—	$2,380

Operating expenses:
Contract	(94)	3,760	—		3,666
General and administrative	151	62	—	2,004	2,217

	57	3,822	—	2,004	5,883

Operating loss	(151)	(1,348)	—	(2,004)	(3,503)
Other income (expense)	4,453	(177)	—	(8)	4,268

Income (loss) before income taxes	4,302	(1,525)	—	(2,012)	765
Provision for income taxes	—	20	—	—	20

Net income (loss)	$4,302	$(1,545)	$—	$(2,012)	$745

Financial Position of Discontinued Operations
Condensed Balance Sheets of the Discontinued Operations are as follows:

	December 31,	December 31,
	2010	2009
Current assets:
Cash and cash equivalents	$84	$90
Accounts receivable, net	156	46
Prepaid expenses	2	114

Total current assets	242	250
Property, plant and equipment, net	—	—
Other assets	(2)	442

Total assets	240	692
Current liabilities	324	351

Total current liabilities	324	351

Net assets of discontinued operations	$(84)	$341

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2010, we have carried out an evaluation under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance (1) of achieving their control objectives, (2) that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (3) that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Based on that evaluation and the identification of a material weakness in our internal control over financial reporting described in paragraph (b) below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2010 due to this material weakness.
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
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and concluding on this evaluation. The Utility T&D segment, acquired July 1, 2010, has been excluded from our 2010 assessment due to the relatively short implementation period. This segment represents 26.6% of total revenue for fiscal year 2010 and 54.4% of total assets at December 31, 2010.
Based on this evaluation and the identification of the material weakness discussed below, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2010.

A material weakness (as defined in Exchange Act Rule 12b-2) is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weakness:
Management identified a material weakness related to compliance with the established estimation process at the Company’s subsidiary in Canada. Management determined that project cost estimations were not prepared in sufficient detail to properly analyze job margin and management review was not thorough and did not include follow through on issues from prior month estimates. These operating deficiencies resulted in a failure to identify four loss contracts in a timely manner as of December 31, 2010. This oversight was subsequently identified by the Canadian management team during the monthly review process for January 2011 and February 2011. The full amount of the $19,221 of estimated project operating losses is reflected in our financial statements for the year ended December 31, 2010 included in this Annual Report on Form 10-K. Management assessed the potential impact of this error on prior quarters and noted that work on these loss contracts did not have substantial progress until the fourth quarter of 2010. Management also reviewed the estimated costs at completion (“EAC”) calculations for other significant contracts and determined that this deficiency was confined to these loss contracts.
Management has determined that this control deficiency could contribute to there being a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis and, therefore, constitutes a material weakness.
Grant Thornton LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is included in this Annual Report on Form 10-K.
(c) Remediation of Material Weakness in Internal Control Over Financial Reporting
In the fourth quarter of 2010, EAC calculations were not performed in sufficient detail for four fixed price contracts in Canada and management failed to follow through to ensure action items previously identified during bi-monthly management review meetings were fully resolved. In response to this material weakness, management implemented and will implement additional monitoring controls over the established control environment that is already in place.
(d) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item with respect to the Company’s directors and corporate governance is incorporated herein by reference to the sections entitled “PROPOSAL ONE — ELECTION OF DIRECTORS” and “CORPORATE GOVERNANCE” in the Company’s definitive Proxy Statement for 2011 Annual Meeting of Stockholders (“Proxy Statement”). The information required by this item with respect to the Company’s executive officers is included in Item 4A of Part I of this Form 10-K. The information required by this item with respect to the Section 16 ownership reports is incorporated herein by reference to the section entitled “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Proxy Statement.
Code of Conduct
The Board of Directors has adopted both a code of business conduct and ethics for our directors, officers and employees and an additional separate code of ethics for our Chief Executive Officer and senior financial officers. This information is available on our website at http://www.willbros.com under the “Governance” caption on the “Investors” page. We intend to satisfy the disclosure requirements, including those of Item 406 of Regulation S-K, regarding certain amendments to, or waivers from, provisions of our code of business conduct and ethics and code of ethics for the Chief Executive Officer and senior financial officers by posting such information on our website. Additionally, our corporate governance guidelines and the charters of the Audit Committee, the Compensation Committee and the Nominating/Corporate Governance Committee of the Board of Directors are also available on our website. A copy of the codes, governance guidelines and charters will be provided to any of our stockholders upon request to: Secretary, Willbros Group, Inc., 4400 Post Oak Parkway, Suite 1000, Houston, Texas 77027.

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
(2) Financial Statement Schedule:

2010
Form 10-K
Page(s)
Report of Independent Registered Public Accounting Firm (Grant Thornton LLP)	142
Schedule II — Consolidated Valuation and Qualifying Accounts	143
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

2.2
Agreement and Plan of Merger dated as of March 11, 2010, among Willbros Group, Inc., Co Merger Sub I, Inc., Ho Merger Sub II, LLC and InfrastruX Group, Inc. (filed as Exhibit 2 to our current report on Form 8-K dated March 10, 2010, filed March 16, 2010).

2.3
Amendment to Agreement and Plan of Merger dated as of May 17, 2010, among Willbros Group, Inc., Co Merger Sub I, Inc., Ho Merger Sub II, LLC and InfrastruX Group, Inc. (filed as Exhibit 2 to our current report on Form 8-K dated May 17, 2010, filed May 20, 2010).

2.4
Second Amendment to Agreement and Plan of Merger dated as of June 22, 2010, among Willbros Group, Inc., Co Merger Sub I, Inc., Ho Merger Sub II, LLC and InfrastruX Group, Inc. (filed as Exhibit 2 to our current report on Form 8-K dated June 22, 2010, filed June 28, 2010).

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

4.3
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

4.4
Second Supplemental Indenture dated as of March 3, 2009, among Willbros Group, Inc., a Republic of Panama corporation, Willbros Group, Inc., a Delaware corporation, and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to JP Morgan Chase Bank, N.A.), as trustee (filed as Exhibit 4.1 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

4.5
Indenture (including form of note) dated December 23, 2005, among Willbros Group, Inc., a Republic of Panama corporation, Willbros USA, Inc., as guarantor, and The Bank of New York, as trustee (filed as Exhibit 10.1 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

4.6
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

4.7
Waiver Agreement dated November 2, 2007, between Willbros Group, Inc., a Republic of Panama corporation, and Portside Growth and Opportunity Fund with respect to the First Supplemental Indenture listed in Exhibit 4.9 above (filed as Exhibit 4.1 to our current report on Form 8-K dated November 2, 2007, filed November 5, 2007).

4.8
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

4.9		Form of Consent Agreement and Third Supplemental Indenture (filed as Exhibit 4.2 to our current report on Form 8-K dated March 10, 2010, filed March 16, 2010).

4.10		Form of Amendment to Consent Agreement and Third Supplemental Indenture (filed as Exhibit 4.3 to our report on Form 10-Q for the quarter ended March 31, 2010, filed May 10, 2010).

4.11		Form of Warrant dated October 27, 2006 (filed as Exhibit 10.2 to our current report on Form 8-K dated October 26, 2006, filed on October 27, 2006).

4.12
Warrant Assumption Agreement dated as of January 30, 2009, between Willbros Group, Inc., a Republic of Panama corporation, and Willbros Group, Inc., a Delaware corporation (filed as Exhibit 10.3 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

4.13
Stockholder Agreement dated as of March 11, 2010, between Willbros Group, Inc. and InfrastruX Holdings, LLC (filed as Exhibit 4.1 to our current report on Form 8-K dated March 10, 2010, filed March 16, 2010).

4.14		Certificate of Designations of Series A Preferred Stock (filed as Exhibit 3 to our current report on Form 8-K dated June 30, 2010, filed July 7, 2010).

10.1
Credit Agreement dated as of June 30, 2010 among Willbros United States Holdings, Inc., as borrower, Willbros Group, Inc. and certain of its subsidiaries, as guarantors, the lenders from time to time party thereto, Crédit Agricole Corporate and Investment Bank (“Crédit Agricole”), as Administrative Agent, Collateral Agent, Issuing Bank, Revolving Credit Facility Sole Lead Arranger, Sole Bookrunner and participating Lender, UBS Securities LLC (“UBS”), as Syndication Agent, Natixis, The Bank of Nova Scotia and Capital One, N.A., as Co-Documentation Agents, and Crédit Agricole and UBS as Term Loan Facility Joint Lead Arrangers and Joint Bookrunners (filed as Exhibit 10 to our current report on Form 8-K dated June 30, 2010, filed on July 7, 2010).

10.2
Amendment No. 1 to Credit Agreement dated as of March 4, 2011 among Willbros United States Holdings, Inc., as borrower, Willbros Group, Inc. and certain of its subsidiaries, as guarantors, and certain lenders party to the Credit Agreement (filed as Exhibit 10 to our current report on Form 8-K dated March 4, 2011, filed March 9, 2011).

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
Amendment Number 2 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated January 8, 2010 (filed as Exhibit 10.28 to our report on Form 10-K for the year ended December 31, 2009, filed March 11, 2010 (the “2009 Form 10-K”)).

10.29	*
Amendment Number 3 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated August 25, 2010 (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended September 30, 2010, filed November 9, 2010).

10.30	*
Assumption and General Amendment of Employee Stock Plan and Directors’ Stock Plans and General Amendment of Employee Benefit Programs of Willbros Group, Inc. dated March 3, 2009, between Willbros Group, Inc., a Republic of Panama corporation, and Willbros Group, Inc., a Delaware corporation (filed as Exhibit 10.2 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

10.31	*	Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2010).

10.32	*
Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.3 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.33	*
Form of Restricted Stock Units Award Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.4 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.34	*
Form of Phantom Stock Units Award Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.5 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.35	*
Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.6 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.36	*
Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.7 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.37	*
Willbros Group, Inc. Severance Plan (as amended and restated effective September 25, 2003) (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2003, filed November 13, 2003).

10.38	*	Amendment Number 1 to Willbros Group, Inc. Severance Plan dated December 31, 2008 (filed as Exhibit 10.25 to the 2008 Form 10-K).

10.39	*	Willbros Group, Inc. Management Severance Plan (as amended and restated effective January 24, 2006) and Amendment Number 1 thereto dated April 10, 2006 (filed as Exhibit 10.32 to the 2009 Form 10-K).

10.40	*	Willbros Group, Inc. 2010 Management Severance Plan for Executives.

10.41	*	Willbros Group, Inc. 2010 Nonqualified Deferred Compensation Plan.

10.42	*	Amended and Restated Employment Agreement dated December 31, 2008, between Willbros USA, Inc., and Robert R. (Randy) Harl (filed as Exhibit 10.29 to the 2008 Form 10-K).

10.43	*
Amendment No. 1 to Amended and Restated Employment Agreement dated as of March 23, 2010 between Willbros United States Holdings, Inc. and Robert R. Harl (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended March 31, 2010, filed May 10, 2010).

10.44	*
Employment Agreement dated as of September 20, 2010, between Willbros United States Holdings, Inc. and Robert R. Harl (filed as Exhibit 10.1 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.45	*
Bonus Agreement dated as of September 20, 2010, between Willbros United States Holdings, Inc. and Robert R. Harl (filed as Exhibit 10.2 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.46	*	Amended and Restated Employment Agreement dated December 31, 2008, between Willbros USA, Inc. and Van A. Welch (filed as Exhibit 10.30 to the 2008 Form 10-K).

10.47	*
Employment Agreement dated November 20, 2007, between Integrated Service Company LLC and Arlo B. Dekraai (filed as Exhibit 10.32 to our report on Form 10-K for the year ended December 31, 2007, filed February 29, 2008).

10.48	*	Amendment No.1 to Employment Agreement dated December 30, 2008, between Integrated Service Company LLC and Arlo DeKraai (filed as Exhibit 10.33 to the 2008 Form 10-K).

10.49	*
Separation Agreement and Release dated February 25, 2010, between Willbros United States Holdings, Inc. and its affiliate Integrated Service Company LLC, and Arlo B. DeKraai (filed as Exhibit 10.39 to the 2009 Form 10-K).

10.50	*
Employment Agreement dated November 20, 2007, between Integrated Service Company LLC and Clayton W. Hughes and Amendment No. 1 thereto dated December 31, 2008 (filed as Exhibit 10.40 to the 2009 Form 10-K).

10.51	*
Employment Agreement dated May 8, 2006, between InfrastruX Group, Inc. and Michael T. Lennon and Amendment thereto dated December 31, 2008 (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2010, filed November 9, 2010).

10.52	*	Employment Agreement dated as of February 7, 2011, between Willbros United States Holdings, Inc. and J. Robert Berra.

10.53*		Amended and Restated Management Incentive Compensation Program (Effective February 26, 2008) (filed as Exhibit 10 to our report on Form 10-Q for the quarter ended March 31, 2008, filed May 8, 2008).

10.54	*
Amendment Number 1 to the Willbros Group, Inc. Amended and Restated Management Incentive Compensation Program (filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended March 31, 2010, filed May 10, 2010).

10.55
Purchase Agreement dated December 22, 2005, between Willbros Group, Inc., a Republic of Panama corporation, Willbros USA, Inc., and the purchasers set forth on Schedule I thereto (the “Purchase Agreement”) (filed as Exhibit 10.2 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

10.56
Securities Purchase Agreement dated October 26, 2006, by and among Willbros Group, Inc., a Republic of Panama corporation, and the buyers listed on the signature pages thereto (the “Buyers”) (filed as Exhibit 10.1 to our current report on Form 8-K dated October 26, 2006, filed October 27, 2006).

10.57
Registration Rights Agreement dated October 27, 2006, by and among Willbros Group, Inc., a Republic of Panama corporation, and each of the Buyers (filed as Exhibit 10.3 to our current report on Form 8-K dated October 26, 2006, filed October 27, 2006).

10.58
Share Purchase Agreement dated February 7, 2007, between Willbros Group, Inc., a Republic of Panama corporation, and Ascot Offshore Nigeria Limited (filed as Exhibit 10.40 to our report on Form 10-K for the year ended December 31, 2006, filed March 14, 2007).

10.59
Indemnity Agreement dated February 7, 2007, among Willbros Group, Inc., a Republic of Panama corporation, Willbros International, Inc., Ascot Offshore Nigeria Limited and Berkeley Group plc (filed as Exhibit 10.41 to our report on Form 10-K for the year ended December 31, 2006, filed March 14, 2007).

10.60
Global Settlement Agreement dated August 15, 2007, among Ascot Offshore Nigeria Limited, Willbros Group, Inc., a Republic of Panama corporation, Willbros International Services (Nigeria) Limited and Berkeley Group PLC (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2007, filed November 1, 2007).

10.61
Share Purchase Agreement dated October 31, 2007, among Willbros USA, Inc., Willbros Group, Inc., a Republic of Panama corporation, Integrated Service Company LLC, the persons listed on the shareholders schedule attached thereto (the “Shareholders”) and the Shareholders’ Representative (filed as Exhibit 2.1 to our current report on Form 8-K dated November 20, 2007, filed November 27, 2007).

10.62
Amendment No. 1 to Share Purchase Agreement dated November 20, 2007, among Willbros USA, Inc., Integrated Service Company LLC and Arlo B. Dekraai, as Shareholders’ Representative (filed as Exhibit 2.2 to our current report on Form 8-K dated November 20, 2007, filed November 27, 2007).

10.63
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

WILLBROS GROUP, INC.
Date: March 14, 2011	By:	/s/ Robert R. Harl
Robert R. Harl
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert R. Harl Robert R. Harl	Director, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2011

/s/ Van A. Welch Van A. Welch	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2011

/s/ John T. McNabb, II John T. McNabb, II	Director and Chairman of the Board	March 14, 2011

/s/ Michael J. Bayer Michael J. Bayer	Director	March 14, 2011

William B. Berry	Director	March , 2011

/s/ Arlo B. DeKraai Arlo B. DeKraai	Director	March 14, 2011

Edward J. DiPaolo	Director	March , 2011

Alan B. Levande	Director	March , 2011

/s/ Daniel E. Lonergan Daniel E. Lonergan	Director	March 14, 2011

Robert L. Sluder	Director	March , 2011

/s/ S. Miller Williams S. Miller Williams	Director	March 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Willbros Group, Inc.
We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Willbros Group, Inc. and Subsidiaries referred to in our report dated March 14, 2011, which is included in the Annual Report on Form 10-K. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2), which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ GRANT THORNTON LLP
Houston, Texas
March 14, 2011

WILLBROS GROUP, INC.
SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

			Charged
			(Credited)
		Balance at	to Costs	Charge	Balance
		Beginning	and	Offs and	at End
Year Ended	Description	of Year	Expense	Other	of Year

December 31, 2008	Allowance for Bad Debts	$1,108	$2,403	$(1,960)	$1,551
December 31, 2009	Allowance for Bad Debts	$1,551	$664	$(279)	$1,936
December 31, 2010	Allowance for Bad Debts	$1,936	$2,887	$(324)	$4,499

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

2.2
Agreement and Plan of Merger dated as of March 11, 2010, among Willbros Group, Inc., Co Merger Sub I, Inc., Ho Merger Sub II, LLC and InfrastruX Group, Inc. (filed as Exhibit 2 to our current report on Form 8-K dated March 10, 2010, filed March 16, 2010).

2.3
Amendment to Agreement and Plan of Merger dated as of May 17, 2010, among Willbros Group, Inc., Co Merger Sub I, Inc., Ho Merger Sub II, LLC and InfrastruX Group, Inc. (filed as Exhibit 2 to our current report on Form 8-K dated May 17, 2010, filed May 20, 2010).

2.4
Second Amendment to Agreement and Plan of Merger dated as of June 22, 2010, among Willbros Group, Inc., Co Merger Sub I, Inc., Ho Merger Sub II, LLC and InfrastruX Group, Inc. (filed as Exhibit 2 to our current report on Form 8-K dated June 22, 2010, filed June 28, 2010).

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

4.3
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

4.4
Second Supplemental Indenture dated as of March 3, 2009, among Willbros Group, Inc., a Republic of Panama corporation, Willbros Group, Inc., a Delaware corporation, and The Bank of New York Mellon Trust Company, N.A. (as successor in interest to JP Morgan Chase Bank, N.A.), as trustee (filed as Exhibit 4.1 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

4.5
Indenture (including form of note) dated December 23, 2005, among Willbros Group, Inc., a Republic of Panama corporation, Willbros USA, Inc., as guarantor, and The Bank of New York, as trustee (filed as Exhibit 10.1 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

4.6
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

4.7
Waiver Agreement dated November 2, 2007, between Willbros Group, Inc., a Republic of Panama corporation, and Portside Growth and Opportunity Fund with respect to the First Supplemental Indenture listed in Exhibit 4.9 above (filed as Exhibit 4.1 to our current report on Form 8-K dated November 2, 2007, filed November 5, 2007).

4.8
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

4.9		Form of Consent Agreement and Third Supplemental Indenture (filed as Exhibit 4.2 to our current report on Form 8-K dated March 10, 2010, filed March 16, 2010).

4.10		Form of Amendment to Consent Agreement and Third Supplemental Indenture (filed as Exhibit 4.3 to our report on Form 10-Q for the quarter ended March 31, 2010, filed May 10, 2010).

4.11		Form of Warrant dated October 27, 2006 (filed as Exhibit 10.2 to our current report on Form 8-K dated October 26, 2006, filed on October 27, 2006).

4.12
Warrant Assumption Agreement dated as of January 30, 2009, between Willbros Group, Inc., a Republic of Panama corporation, and Willbros Group, Inc., a Delaware corporation (filed as Exhibit 10.3 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

4.13
Stockholder Agreement dated as of March 11, 2010, between Willbros Group, Inc. and InfrastruX Holdings, LLC (filed as Exhibit 4.1 to our current report on Form 8-K dated March 10, 2010, filed March 16, 2010).

4.14		Certificate of Designations of Series A Preferred Stock (filed as Exhibit 3 to our current report on Form 8-K dated June 30, 2010, filed July 7, 2010).

10.1
Credit Agreement dated as of June 30, 2010 among Willbros United States Holdings, Inc., as borrower, Willbros Group, Inc. and certain of its subsidiaries, as guarantors, the lenders from time to time party thereto, Crédit Agricole Corporate and Investment Bank (“Crédit Agricole”), as Administrative Agent, Collateral Agent, Issuing Bank, Revolving Credit Facility Sole Lead Arranger, Sole Bookrunner and participating Lender, UBS Securities LLC (“UBS”), as Syndication Agent, Natixis, The Bank of Nova Scotia and Capital One, N.A., as Co-Documentation Agents, and Crédit Agricole and UBS as Term Loan Facility Joint Lead Arrangers and Joint Bookrunners (filed as Exhibit 10 to our current report on Form 8-K dated June 30, 2010, filed on July 7, 2010).

10.2
Amendment No. 1 to Credit Agreement dated as of March 4, 2011 among Willbros United States Holdings, Inc., as borrower, Willbros Group, Inc. and certain of its subsidiaries, as guarantors, and certain lenders party to the Credit Agreement (filed as Exhibit 10 to our current report on Form 8-K dated March 4, 2011, filed on March 9, 2011).

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
Amendment Number 2 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated January 8, 2010 (filed as Exhibit 10.28 to our report on Form 10-K for the year ended December 31, 2009, filed March 11, 2010 (the “2009 Form 10-K”)).

10.29	*
Amendment Number 3 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated August 25, 2010 (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended September 30, 2010, filed November 9, 2010).

10.30	*
Assumption and General Amendment of Employee Stock Plan and Directors’ Stock Plans and General Amendment of Employee Benefit Programs of Willbros Group, Inc. dated March 3, 2009, between Willbros Group, Inc., a Republic of Panama corporation, and Willbros Group, Inc., a Delaware corporation (filed as Exhibit 10.2 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

10.31	*	Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2010).

10.32	*
Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.3 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.33	*
Form of Restricted Stock Units Award Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.4 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.34	*
Form of Phantom Stock Units Award Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.5 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.35	*
Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.6 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.36	*
Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.7 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.37	*
Willbros Group, Inc. Severance Plan (as amended and restated effective September 25, 2003) (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2003, filed November 13, 2003).

10.38	*	Amendment Number 1 to Willbros Group, Inc. Severance Plan dated December 31, 2008 (filed as Exhibit 10.25 to the 2008 Form 10-K).

10.39	*	Willbros Group, Inc. Management Severance Plan (as amended and restated effective January 24, 2006) and Amendment Number 1 thereto dated April 10, 2006 (filed as Exhibit 10.32 to the 2009 Form 10-K).

10.40	*	Willbros Group, Inc. 2010 Management Severance Plan for Executives.

10.41	*	Willbros Group, Inc. 2010 Nonqualified Deferred Compensation Plan.

10.42	*	Amended and Restated Employment Agreement dated December 31, 2008, between Willbros USA, Inc., and Robert R. (Randy) Harl (filed as Exhibit 10.29 to the 2008 Form 10-K).

10.43	*
Amendment No. 1 to Amended and Restated Employment Agreement dated as of March 23, 2010 between Willbros United States Holdings, Inc. and Robert R. Harl (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended March 31, 2010, filed May 10, 2010).

10.44	*
Employment Agreement dated as of September 20, 2010, between Willbros United States Holdings, Inc. and Robert R. Harl (filed as Exhibit 10.1 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.45	*
Bonus Agreement dated as of September 20, 2010, between Willbros United States Holdings, Inc. and Robert R. Harl (filed as Exhibit 10.2 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.46	*	Amended and Restated Employment Agreement dated December 31, 2008, between Willbros USA, Inc. and Van A. Welch (filed as Exhibit 10.30 to the 2008 Form 10-K).

10.47	*
Employment Agreement dated November 20, 2007, between Integrated Service Company LLC and Arlo B. Dekraai (filed as Exhibit 10.32 to our report on Form 10-K for the year ended December 31, 2007, filed February 29, 2008).

10.48	*	Amendment No.1 to Employment Agreement dated December 30, 2008, between Integrated Service Company LLC and Arlo DeKraai (filed as Exhibit 10.33 to the 2008 Form 10-K).

10.49	*
Separation Agreement and Release dated February 25, 2010, between Willbros United States Holdings, Inc. and its affiliate Integrated Service Company LLC, and Arlo B. DeKraai (filed as Exhibit 10.39 to the 2009 Form 10-K).

10.50	*
Employment Agreement dated November 20, 2007, between Integrated Service Company LLC and Clayton W. Hughes and Amendment No. 1 thereto dated December 31, 2008 (filed as Exhibit 10.40 to the 2009 Form 10-K).

10.51	*
Employment Agreement dated May 8, 2006, between InfrastruX Group, Inc. and Michael T. Lennon and Amendment thereto dated December 31, 2008 (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2010, filed November 9, 2010).

10.52	*	Employment Agreement dated as of February 7, 2011, between Willbros United States Holdings, Inc. and J. Robert Berra.

10.53	*	Amended and Restated Management Incentive Compensation Program (Effective February 26, 2008) (filed as Exhibit 10 to our report on Form 10-Q for the quarter ended March 31, 2008, filed May 8, 2008).

10.54	*
Amendment Number 1 to the Willbros Group, Inc. Amended and Restated Management Incentive Compensation Program (filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended March 31, 2010, filed May 10, 2010).

10.55
Purchase Agreement dated December 22, 2005, between Willbros Group, Inc., a Republic of Panama corporation, Willbros USA, Inc., and the purchasers set forth on Schedule I thereto (the “Purchase Agreement”) (filed as Exhibit 10.2 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

10.56
Securities Purchase Agreement dated October 26, 2006, by and among Willbros Group, Inc., a Republic of Panama corporation, and the buyers listed on the signature pages thereto (the “Buyers”) (filed as Exhibit 10.1 to our current report on Form 8-K dated October 26, 2006, filed October 27, 2006).

10.57
Registration Rights Agreement dated October 27, 2006, by and among Willbros Group, Inc., a Republic of Panama corporation, and each of the Buyers (filed as Exhibit 10.3 to our current report on Form 8-K dated October 26, 2006, filed October 27, 2006).

10.58
Share Purchase Agreement dated February 7, 2007, between Willbros Group, Inc., a Republic of Panama corporation, and Ascot Offshore Nigeria Limited (filed as Exhibit 10.40 to our report on Form 10-K for the year ended December 31, 2006, filed March 14, 2007).

10.59
Indemnity Agreement dated February 7, 2007, among Willbros Group, Inc., a Republic of Panama corporation, Willbros International, Inc., Ascot Offshore Nigeria Limited and Berkeley Group plc (filed as Exhibit 10.41 to our report on Form 10-K for the year ended December 31, 2006, filed March 14, 2007).

10.60
Global Settlement Agreement dated August 15, 2007, among Ascot Offshore Nigeria Limited, Willbros Group, Inc., a Republic of Panama corporation, Willbros International Services (Nigeria) Limited and Berkeley Group PLC (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2007, filed November 1, 2007).

10.61
Share Purchase Agreement dated October 31, 2007, among Willbros USA, Inc., Willbros Group, Inc., a Republic of Panama corporation, Integrated Service Company LLC, the persons listed on the shareholders schedule attached thereto (the “Shareholders”) and the Shareholders’ Representative (filed as Exhibit 2.1 to our current report on Form 8-K dated November 20, 2007, filed November 27, 2007).

10.62
Amendment No. 1 to Share Purchase Agreement dated November 20, 2007, among Willbros USA, Inc., Integrated Service Company LLC and Arlo B. Dekraai, as Shareholders’ Representative (filed as Exhibit 2.2 to our current report on Form 8-K dated November 20, 2007, filed November 27, 2007).

10.63
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