Form 10-Q
period 2011-03-31
Willbros Group, Inc.\NEW\
filed 2011-05-10
CIK 1449732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-11953
Willbros Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (Jurisdiction of incorporation)	30-0513080 (I.R.S. Employer Identification Number)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, $.05 par value, outstanding as of May 5, 2011 was 48,528,660.

WILLBROS GROUP, INC.
FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2011

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	March 31,
	2011	December 31,
	(Unaudited)	2010
ASSETS
Current assets:
Cash and cash equivalents	$79,289	$141,101
Accounts receivable, net	361,315	319,874
Contract cost and recognized income not yet billed	62,163	35,059
Prepaid expenses and other	43,144	54,831
Parts and supplies inventories	13,281	10,108
Deferred income taxes	11,004	11,004
Assets of discontinued operations	394	240
Assets held for sale	12,128	18,867

Total current assets	582,718	591,084
Property, plant and equipment, net	216,367	229,179
Goodwill	202,665	211,753
Other intangible assets, net	191,577	195,457
Deferred income taxes	18,249	16,570
Other assets	57,467	41,759

Total assets	$1,269,043	$1,285,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$289,131	$214,062
Contract billings in excess of cost and recognized income	15,188	16,470
Short-term borrowings under revolving credit facility	59,357	—
Current portion of capital lease obligations	3,078	5,371
Notes payable and current portion of other long-term debt	12,009	71,594
Current portion of government obligations	6,575	6,575
Accrued income taxes	1,055	2,356
Liabilities of discontinued operations	279	324
Other current liabilities	3,605	4,832

Total current liabilities	390,277	321,584
Long-term debt	278,528	305,227
Capital lease obligations	2,240	5,741
Contingent earnout	4,000	10,000
Long-term liabilities for unrecognized tax benefits	5,040	4,866
Deferred income taxes	77,307	76,020
Other long-term liabilities	31,117	38,824

Total liabilities	788,509	762,262

Contingencies and commitments (Note 14)

Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—

Common stock, par value $.05 per share, 70,000,000 shares authorized and 49,231,364 shares issued at March 31, 2011 (48,546,817 at December 31, 2010)	2,459	2,427
Capital in excess of par value	673,772	674,173
Accumulated deficit	(206,993)	(161,824)
Treasury stock at cost, 670,206 shares at March 31, 2011 (629,320 at December 31, 2010)	(10,402)	(10,045)
Accumulated other comprehensive income	20,888	17,938

Total Willbros Group, Inc. stockholders’ equity	479,724	522,669
Noncontrolling interest	810	871

Total stockholders’ equity	480,534	523,540

Total liabilities and stockholders’ equity	$1,269,043	$1,285,802

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Contract revenue	$412,325	$136,996

Operating expenses:
Contract	403,128	132,017
Amortization of intangibles	3,917	952
General and administrative	40,444	24,130
Changes in fair value of contingent earnout liability	(6,000)	—
Other charges	145	(181)

	441,634	156,918

Operating loss	(29,309)	(19,922)

Other income (expense):
Interest expense, net	(14,783)	(2,107)
Other, net	387	1,971

	(14,396)	(136)

Loss from continuing operations before income taxes	(43,705)	(20,058)

Provision (benefit) for income taxes	402	(8,140)

Loss from continuing operations	(44,107)	(11,918)

Loss from discontinued operations net of provision (benefit) for income taxes	(791)	(1,130)

Net loss	(44,898)	(13,048)
Less: Income attributable to noncontrolling interest	(271)	(256)

Net loss attributable to Willbros Group, Inc.	$(45,169)	$(13,304)

Reconciliation of net loss attributable to Willbros Group, Inc.
Loss from continuing operations	$(44,378)	$(12,174)
Loss from discontinued operations	(791)	(1,130)

Net loss attributable to Willbros Group, Inc.	$(45,169)	$(13,304)

Basic loss per share attributable to Company Shareholders:

Loss from continuing operations	$(0.94)	$(0.31)
Loss from discontinued operations	(0.02)	(0.03)

Net loss	$(0.96)	$(0.34)

Diluted loss per share attributable to Company Shareholders:
Loss from continuing operations	$(0.94)	$(0.31)
Loss from discontinued operations	(0.02)	(0.03)

Net loss	$(0.96)	$(0.34)

Weighted average number of common shares outstanding:
Basic	47,315,990	38,942,133

Diluted	47,315,990	38,942,133

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months
	Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(44,898)	$(13,048)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	791	1,130
Depreciation and amortization	18,809	8,473
Changes in fair value of contingent earnout liability	(6,000)	—
Stock-based compensation	1,401	2,010
Deferred income tax provision	(4,663)	(6,735)
Other non-cash	5,457	415
Changes in operating assets and liabilities:
Accounts receivable, net	(39,911)	(8,214)
Contract cost and recognized income not yet billed	(30,062)	23,764
Prepaid expenses and other assets	(1,763)	1,653
Accounts payable and accrued liabilities	71,830	(6,726)
Accrued income taxes	(1,218)	(2,994)
Contract billings in excess of cost and recognized income	(1,312)	2,574
Other liabilities	(4,673)	(1,510)

Cash provided by (used in) operating activities of continuing operations	(36,212)	792
Cash used in operating activities of discontinued operations	(990)	(1,527)

Cash used in operating activities	(37,202)	(735)
Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired and earnout	9,402	—
Proceeds from sales of property, plant and equipment	8,715	1,743
Purchases of property, plant and equipment	(1,886)	(5,805)
Maturities of short-term investments	—	1,205
Purchase of short-term investments	—	(255)

Cash provided by (used in) investing activities of continuing operations	16,231	(3,112)
Cash provided by (used in) investing activities of discontinued operations	—	—

Cash provided by (used in) investing activities	16,231	(3,112)
Cash flows from financing activities:
Proceeds from revolving credit facility	59,357	—
Payments on capital leases	(6,287)	(1,884)
Repayment of notes payable	(60,563)	(1,963)
Payments on term loan	(28,750)	—
Payments to reacquire common stock	(357)	(633)
Costs of debt issues	(4,935)	—
Stock-based compensation tax deficiency	—	(648)
Dividend distribution to noncontrolling interest	(332)	(250)

Cash used in financing activities of continuing operations	(41,867)	(5,378)
Cash provided by (used in) financing activities of discontinued operations	—	—

Cash used in financing activities	(41,867)	(5,378)

Effect of exchange rate changes on cash and cash equivalents	1,026	843

Cash used in all activities	(61,812)	(8,382)
Cash and cash equivalents, beginning of period	141,101	198,684

Cash and cash equivalents, end of period	$79,289	$190,302

Supplemental disclosures of cash flow information:
Cash paid for interest	$8,809	$1,117
Cash paid for income taxes (including discontinued operations)	$2,417	$1,949
Supplemental non-cash investing and financing transactions:
Prepaid insurance obtained by note payable	$—	$11,687
Equipment received through like-kind exchange	$—	$3,355
Equipment surrendered through like-kind exchange	$—	$2,550
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
1. The Company and Basis of Presentation
Willbros Group, Inc., a Delaware corporation, and its subsidiaries (the “Company,” “Willbros” or “WGI”), is an independent international contractor serving the oil, gas and power industries; government entities; and the refinery and petrochemical industries. The Company’s principal markets for continuing operations are the United States, Canada, and Oman. The Company obtains its work through competitive bidding and through negotiations with prospective clients. Contract values range from several thousand dollars to several hundred million dollars and contract durations range from a few weeks to more than two years.
The accompanying Condensed Consolidated Balance Sheet as of December 31, 2010, which has been derived from audited consolidated financial statements, and the unaudited interim Condensed Consolidated Financial Statements as of March 31, 2010 and 2011, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, the Company believes the presentations and disclosures herein are adequate to make the information not misleading. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s December 31, 2010 audited Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
In the opinion of management, the unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary to present fairly the financial position as of March 31, 2011, and the results of operations and cash flows of the Company for all interim periods presented. The results of operations and cash flows for the three months ended March 31, 2011 are not necessarily indicative of the operating results and cash flows to be achieved for the full year.
The Condensed Consolidated Financial Statements include certain estimates and assumptions made by management. These estimates and assumptions relate to the reported amounts of assets and liabilities at the dates of the Condensed Consolidated Financial Statements and the reported amounts of revenue and expense during those periods. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment, goodwill and parts and supplies inventories; quantification of amounts recorded for contingencies, tax accruals and certain other accrued liabilities; valuation allowances for accounts receivable and deferred income tax assets; and revenue recognition under the percentage-of-completion method of accounting, including estimates of progress toward completion and estimates of gross profit or loss accrual on contracts in progress. The Company bases its estimates on historical experience and other assumptions that it believes to be relevant under the circumstances. Actual results could differ from those estimates.
As discussed in Note 17 — Discontinuance of Operations, Asset Disposals, and Transition Services Agreement, the Company has disposed of certain assets and operations that are together classified as discontinued operations (collectively the “Discontinued Operations”). Accordingly, these Condensed Consolidated Financial Statements reflect these operations as discontinued operations in all periods presented. The disclosures in the Notes to the Condensed Consolidated Financial Statements relate to continuing operations except as otherwise indicated.
The carrying value of financial instruments does not materially differ from fair value.
Reclassifications — Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. These reclassifications relate primarily to the classification of the Company’s Libya operations as discontinued operations as determined during the fourth quarter of 2010, and have no impact on our previously reported results of operations, consolidated financial position or cash flows.
2. New Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (“FASB”) issued an update to its standard on goodwill impairment which did not change the prescribed method of calculating the carrying value of a reporting unit in the performance of step one of the goodwill impairment test. However, the update does require entities with a zero, or negative, carrying value to assess, considering qualitative factors such as the impairment indicators listed in the FASB’s standard on goodwill, whether it is more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that a goodwill impairment exists, then the entity must perform step two of the goodwill impairment test. This update is effective for impairment tests performed during entities’ fiscal years (and interim periods within those years) that begin after December 15, 2010. Management is in the process of evaluating this update, but does not believe it will have a material impact on the Company’s consolidated financial position or results of operations.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
3. Acquisition
On July 1, 2010, the Company completed the acquisition of 100 percent of the outstanding stock of InfrastruX for a purchase price of $476,398, inclusive of certain working capital adjustments. The Company paid $362,980 in cash, a portion of which was used to retire InfrastruX indebtedness and pay InfrastruX transaction expenses, and issued approximately 7,923,308 shares of the Company’s common stock to the shareholders of InfrastruX. Cash paid was comprised of $62,980 in cash from operations and $300,000 from a new term loan facility. The acquisition was completed pursuant to an Agreement and Plan of Merger (the “Merger”), dated March 11, 2010.
Under the agreement, InfrastruX shareholders are eligible to receive earnout payments of up to $125,000 if certain EBITDA targets are met. Refer to Note 15 — Fair Value Measurements for further discussion of the contingent earnout.
InfrastruX was a privately-held firm based in Seattle, Washington and provided design, construction, maintenance, engineering and other infrastructure services to the utility industry across the U.S. market. This acquisition provides the Company the opportunity to strengthen its presence in the infrastructure markets within the utility industry.
Consideration
Total consideration transferred in acquiring InfrastruX is summarized as follows:

Proceeds from newly issued term loan facility	$300,000
Cash provided from operations	62,980

Total cash consideration	362,980
Issuance of WGI common stock	58,078	(1)
Contingent consideration	55,340	(2)

Total Consideration	$476,398

(1)	Represents 7,923,308 shares issued, which have been valued at the closing price of Company stock on July 1, 2010, the acquisition date.

(2)	Estimated as of acquisition announcement based on a probability estimate of InfrastruX’s EBITDA achievements during the earnout period. See Note 15 — Fair Value Measurements
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

Assets acquired:
Cash and cash equivalents	$9,278
Accounts receivable	124,856
Inventories	4,501
Prepaid expenses and other current assets	39,565
Property, plant and equipment	156,160
Intangible assets	168,409
Goodwill	175,420
Other long-term assets	21,924
Liabilities assumed:
Accounts payable and other accrued liabilities	(97,985)
Capital lease obligations	(4,977)
Vendor related debt	(2,761)
Deferred income taxes and other tax liabilities	(95,902)
Other long-term liabilities	(22,090)

Net Assets Acquired	$476,398

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
3. Acquisition (continued)
The Company has consolidated InfrastruX in its financial results as the Utility T&D segment from the date of the acquisition. The Company’s purchase price allocation has not been finalized due to certain ongoing closing adjustments which are expected to be finalized during the second quarter of 2011. Under U.S. GAAP, companies have up to one year after an acquisition to finalize the acquisition accounting.
Pro Forma Impact of the Acquisition
The following unaudited supplemental pro forma results present consolidated information as if the acquisition had been completed as of January 1, 2010. The pro forma results include: (i) the amortization associated with an estimate of the acquired intangible assets, (ii) interest expense associated with debt used to fund a portion of the acquisition and reduced interest income associated with cash used to fund a portion of the acquisition, (iii) the impact of certain fair value adjustments such as additional depreciation expense for adjustments to property, plant and equipment and reduction to interest expense for adjustments to debt, and (iv) costs directly related to acquiring InfrastruX. The pro forma results do not include any potential synergies, cost savings or other expected benefits of the acquisition. Accordingly, the pro forma results should not be considered indicative of the results that would have occurred if the acquisition and related borrowings had been consummated as of January 1, 2010, nor are they indicative of future results.

	Three Months Ended
	March 31,
	2011	2010
Revenues	$412,325	$267,224
Net loss attributable to Company shareholders	(45,169)	(30,848)
Basic net loss per share	(0.96)	(0.66)
Diluted net loss per share	(0.96)	(0.66)
4. Contracts in Progress
Contract costs and recognized income not yet billed on uncompleted contracts arise when revenues have been recorded, but the amounts cannot be billed under the terms of the contracts. Contract billings in excess of cost and recognized income arise when billed amounts exceed revenues recorded. Amounts are billable to customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract. Also included in contract cost and recognized income not yet billed on uncompleted contracts are amounts the Company seeks to collect from customers for change orders approved in scope but not for price associated with that scope change (unapproved change orders). Revenue for these amounts is recorded equal to cost incurred when realization of price approval is probable and the estimated amount is equal to or greater than the Company’s cost related to the unapproved change order. Unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded unapproved change orders may be made in the near-term. If the Company does not successfully resolve these matters, a reduction in revenues may be required to amounts that have been previously recorded.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
4. Contracts in Progress (continued)
Contract cost and recognized income not yet billed and related amounts billed as of March 31, 2011 and December 31, 2010 was as follows:

	March 31,	December 31,
	2011	2010
Cost incurred on contracts in progress	$959,502	$896,987
Recognized income	139,521	159,628

	1,099,023	1,056,615
Progress billings and advance payments	(1,052,048)	(1,038,026)

	$46,975	$18,589

Contract cost and recognized income not yet billed	$62,163	$35,059
Contract billings in excess of cost and recognized income	(15,188)	(16,470)

	$46,975	$18,589

Contract cost and recognized income not yet billed includes $4,900 and $3,216 at March 31, 2011, and December 31, 2010, respectively, on completed contracts.
5. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2011, by business segment, are detailed below:

		Impairment
Upstream Oil & Gas	Goodwill	Reserves	Total, Net
Balance as of December 31, 2010	13,177	—	13,177
Translation adjustments and other	314	—	314

Balance as of March 31, 2011	$13,491	$—	$13,491

		Impairment
Downstream Oil & Gas	Goodwill	Reserves	Total, Net
Balance as of December 31, 2010	136,049	(122,295)	13,754
Translation adjustments and other	—	—	—

Balance as of March 31, 2011	$136,049	$(122,295)	$13,754

		Impairment
Utility T&D	Goodwill	Reserves	Total, Net
Balance as of December 31, 2010	184,822	—	184,822
Purchase price adjustments	(9,402)	—	(9,402)
Translation adjustments and other	—	—	—

Balance as of March 31, 2011	$175,420	$—	$175,420

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
5. Goodwill and Other Intangible Assets (continued)
The changes in the carrying amounts of intangible assets for the three months ended March 31, 2011 are detailed below:

	Customer	Trademark /	Non-compete
	Relationships	Tradename	Agreements	Technology	Total
Balance as of December 31, 2010	$176,213	$13,249	$770	$5,225	$195,457
Additions	—	37	—	—	37
Amortization	(3,470)	(255)	(55)	(137)	(3,917)

Balance as of March 31, 2011	$172,743	$13,031	$715	$5,088	$191,577

Weighted Average Remaining Amortization Period	13.1 yrs	9.1 yrs	3.3 yrs	9.3 yrs

Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 15 years.
Amortization expense included in net income for the three months ended March 31, 2011 was $3,917. Estimated amortization expense for the remainder of 2011 and each of the subsequent five years and thereafter is as follows:

Fiscal year:
2011	$11,729
2012	15,638
2013	15,638
2014	15,528
2015	15,418
2016	15,418
Thereafter	102,208

Total amortization	$191,577

6. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities as of March 31, 2011 and December 31, 2010 were as follows:

	March 31,	December 31,
	2011	2010
Trade accounts payable	$152,564	$105,023
Payroll and payroll liabilities	50,522	41,442
Provision for loss contract costs	2,831	12,376
Accrued insurance	42,158	27,524
Other accrued liabilities	41,056	27,697

Total accounts payable and accrued liabilities	$289,131	$214,062

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
7. Government Obligations
Government obligations represent amounts due to government entities, specifically the United States Department of Justice (“DOJ”) and the SEC, in final settlement of the investigations involving violations of the Foreign Corrupt Practices Act (the “FCPA”) and violations of the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These investigations stem primarily from the Company’s former operations in Bolivia, Ecuador and Nigeria. In May 2008, the Company reached final agreements with the DOJ and the SEC to settle their investigations. As previously disclosed, the agreements provided for an aggregate payment of $32,300, including $22,000 in fines to the DOJ related to the FCPA violations, consisting of $10,000 paid on signing and $4,000 annually for three years thereafter, with no interest due on unpaid amounts, and $10,300 to the SEC, consisting of $8,900 of profit disgorgement and $1,400 of pre-judgment interest, payable in four equal annual installments of $2,575 with the first installment paid on signing and annually for three years thereafter. Post-judgment interest is payable on the outstanding $7,725.
In 2008, the Company paid $12,575 of the aggregate obligation which consisted of the initial $10,000 payment to the DOJ and the first installment of $2,575 to the SEC, inclusive of all-pre judgment interest. In 2009 and 2010, the Company paid $6,575 of the aggregated obligation each year which consisted of the $4,000 annual installment to the DOJ and the $2,575 annual installment to the SEC, inclusive of all pre-judgment interest.
The remaining aggregated obligation of $6,575 has been classified on the Consolidated Balance Sheet as “Current portion of government obligations” based on payment terms that provide for one remaining installment of $2,575 and $4,000 to the SEC and DOJ, respectively, in 2011.
8. Long-term Debt
Long-term debt as of March 31, 2011 and December 31, 2010 was as follows:

	March 31,	December 31,
	2011	2010

Term loan, net of unamortized discount of $13,715 and $16,126	$256,785	$283,124
2.75% convertible senior notes, net	—	58,675
6.5% senior convertible notes, net	32,050	32,050
Capital lease obligations	5,318	11,112
Other obligations	1,702	2,015

Total long-term debt	295,855	386,976
Less: current portion	(15,087)	(76,008)

Long-term debt, net	$280,768	$310,968

2010 Credit Facility
The Company entered into a new credit agreement dated June 30, 2010 (the “2010 Credit Agreement”), among Willbros United States Holdings, Inc. (“WUSH”), a subsidiary of the Company (formerly known as Willbros USA, Inc.) as borrower, the Company and certain of its subsidiaries, as Guarantors, the lenders from time to time party thereto (the “Lenders”), Crédit Agricole Corporate and Investment Bank (“Crédit Agricole”), as Administrative Agent, Collateral Agent, Issuing Bank, Revolving Credit Facility Sole Lead Arranger, Sole Bookrunner and Participating Lender, UBS Securities LLC (“UBS”), as Syndication Agent, Natixis, The Bank of Nova Scotia and Capital One, N.A., as Co-Documentation Agents, and Crédit Agricole and UBS as Term Loan Facility Joint Lead Arrangers and Joint Bookrunners. The new 2010 Credit Agreement consists of a four year, $300,000 term loan facility (“Term Loan”) maturing in July 2014 and a three year revolving credit facility of $175,000 maturing in July 2013 (the “Revolving Credit Facility” or the “2010 Credit Facility”) and replaced the Company’s existing three-year $150,000 senior secured credit facility, which was scheduled to expire in November 2010. The proceeds from the Term Loan were used to pay part of the cash portion of the merger consideration payable in connection with the Company’s acquisition of InfrastruX.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
8. Long-term Debt (continued)
The initial aggregate amount of commitments for the revolving credit facility totaled $175,000, including an accordion feature enabling the Company to increase the size of the facility by an incremental $75,000 if it is in compliance with certain terms of the Revolving Credit Facility. The Revolving Credit Facility is available for letters of credit and for revolving loans, which may be used for working capital and general corporate purposes. The Company is able to utilize 100 percent of the Revolving Credit Facility to obtain letters of credit and will have a sublimit of $150,000 for revolving loans. However, the Company’s ability to utilize the Revolving Credit Facility for revolving loans was restricted as a result of an amendment set forth below.
On March 4, 2011, the 2010 Credit Agreement was amended to allow the Company to make certain dispositions of equipment, real estate and business units. In most cases, proceeds from these dispositions would be required to pay down the existing Term Loan made pursuant to the 2010 Credit Agreement. Financial covenants and associated definitions, such as Consolidated EBITDA, were also amended to permit the Company to carry out its business plan and to clarify the treatment of certain items. Further, the Company has agreed to limit its revolver borrowings to $25,000, with the exception of proceeds from revolving borrowings used to make any payments in respect of both the 2.75% Convertible Senior Notes (the “2.75% Notes”) and the 6.5% Senior Convertible Notes (the “6.5% Notes”), until its total leverage ratio is 3.0 to 1.0 or less. This amendment does not change the limit on obtaining letters of credit. The amendment also modifies the definition of Excess Cash Flow to include proceeds from the TransCanada Pipeline Arbitration, which would require the Company to use all or a portion of such proceeds to further pay down the existing Term Loan in the fiscal year following receipt. For prepayments made with Net Debt Proceeds or Equity Issuance Proceeds (as those terms are defined in the 2010 Credit Agreement), the amendment requires a prepayment premium of 4% of the principal amount of the Term Loans to be paid before December 31, 2011 and 1% of the principal amount of the Term Loans to be paid on or after December 31, 2011 but before December 31, 2012. Premiums for prepayments made with proceeds other than Net Debt Proceeds or Equity Issuance Proceeds remain the same as set forth under the 2010 Credit Agreement.
Subsequent to this amendment, on March 15, 2011, the Company borrowed $59,357 under the Revolving Credit Facility to fund the purchase of its 2.75% Notes. These borrowings are included in “Short-term borrowings under revolving credit facility” at March 31, 2011.
On March 30, 2011, in addition to its quarterly scheduled payment of $3,750, the Company made an accelerated payment of $25,000 against the Term Loan. As a result of this accelerated payment, the Company incurred an additional $2,717 in interest expense attributed to the write-off of unamortized Original Issue Discount and financing costs inclusive of a 2% early termination fee.
Interest payable under the 2010 Credit Agreement is determined by the loan type. Base rate loans require annual interest payments equal to the adjusted base rate plus the applicable margin for base rate loans. The adjusted base rate is equal to the highest of (a) the Prime Rate in effect for such day, (b) the sum of the Federal Funds Effective Rate in effect for such day plus 1/2 of 1.0% per annum, (c) the sum of the Prime, London Inter-Bank Offered Rate (“LIBOR”) or Eurocurrency Rate in effect for such day with a maturity of one month plus 1.0% per annum and (d) with respect to Term Loans only is 3.0% per annum. The applicable margin for base rate loans is 6.50% per annum for Term Loans and a fixed margin based on the Company’s leverage ratio for revolving advances. Eurocurrency rate loans require annual interest payments equal to the Eurocurrency Rate plus the applicable margin for Eurocurrency rate loans. The Eurocurrency Rate is equal to the LIBOR rate in effect for such day, subject to a 2.0% floor for Term Loans only. The applicable margin for Eurocurrency rate loans is 7.50% per annum for Term Loans and a fixed margin based on the Company’s leverage ratio for revolving advances. As of March 31, 2011, the interest rate on the Term Loan (currently a Eurocurrency rate loan) was 9.5%. Interest payments on the Eurocurrency rate loans are payable in arrears on the last day of such interest period, and, in the case of interest periods of greater than three months, on each business day which occurs at three month intervals from the first day of such interest period. Interest payments on base rate loans are payable quarterly in arrears on the last business day of each calendar quarter. Additionally, the Company is required under the terms of the 2010 Credit Agreement to maintain in effect, one or more hedging arrangements to fix or otherwise limit the interest cost with respect to at least 50 percent of the aggregate outstanding principal amount of the Term Loan.
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
The 2010 Credit Agreement includes customary affirmative and negative covenants, including:
•	maintenance of a minimum interest coverage ratio;
•	maintenance of a maximum total leverage ratio;
•	maintenance of a minimum tangible net worth amount;
•	limitations on capital expenditures (greater of $70,000 or 25% of EBITDA);
•	limitations on indebtedness;
•	limitations on liens;
•	limitations on certain asset sales and dispositions; and
•	limitations on certain acquisitions and asset purchases if certain liquidity levels are not maintained.
A default under the 2010 Credit Agreement may be triggered by events such as a failure to comply with financial covenants or other covenants under the 2010 Credit Agreement; a failure to make payments when due under the 2010 Credit Agreement; a failure to make payments when due in respect of, or a failure to perform obligations relating to, debt obligations in excess of $15,000; a change of control of the Company; and certain insolvency proceedings. A default under the 2010 Credit Agreement would permit Crédit Agricole and the lenders to terminate their commitment to make cash advances or issue letters of credit, require the immediate repayment of any outstanding cash advances with interest and require the cash collateralization of outstanding letter of credit obligations. As of March 31, 2011, the Company was in compliance with all covenants under the 2010 Credit Agreement.
Incurred unamortized debt issue costs associated with the creation of the 2010 Credit Agreement are $16,304. These debt issue costs are included in “Other assets” at March 31, 2011. These costs will be amortized to interest expense over the three and four-year terms of the Revolving Credit Facility and Term Loan, respectively.
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
The 6.5% Notes are governed by an indenture by and among the Company, as issuer, WUSH, as guarantor, and Bank of Texas, N.A. (as successor to the original trustee), as Trustee (the “Indenture”), and were issued under the Purchase Agreement by and among the Company and the initial purchasers of the 6.5% Notes (the “Purchasers”), in a transaction exempt from the registration requirements of the Securities Act. The 6.5% Notes are convertible into shares of the Company’s common stock at a conversion rate of 56.9606 shares of common stock per $1,000 principal amount of notes representing a conversion price of approximately $17.56 per share. If all notes had been converted to common stock at March 31, 2011, 1,825,587 shares would have been issuable based on the principal amount of the 6.5% Notes which remain outstanding, subject to adjustment in certain circumstances. The 6.5% Notes are general senior unsecured obligations. Interest is due semi-annually on June 15 and December 15.
The 6.5% Notes mature on December 15, 2012 unless the notes are repurchased or converted earlier. The Company does not have the right to redeem the 6.5% Notes prior to maturity. Upon maturity, the principal amount plus the accrued interest through the day prior to the maturity date is payable only in cash. The 6.5% Notes remain outstanding as of March 31, 2011 and continue to be subject to the terms and conditions of the Indenture governing the 6.5% Notes. An aggregate principal amount of $32,050 remains outstanding (net of $0 discount) and has been classified as long-term and included within “Long-term debt” on the Consolidated Balance Sheet at March 31, 2011. The holders of the 6.5% Notes have the right to require the Company to purchase the 6.5% Notes for cash upon the occurrence of a Fundamental Change, as defined in the Indenture. In addition to the amounts described above, the Company will be required to pay a “make-whole premium” to the holders of the 6.5% Notes who elect to convert their notes into the Company’s common stock in connection with a Fundamental Change. The make-whole premium is payable in additional shares of common stock and is calculated based on a formula with the premium ranging from 0.0 percent to 28.0 percent depending on when the Fundamental Change occurs and the price of the Company’s stock at the time the Fundamental Change occurs.

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
A covenant in the indenture for the 6.5% Notes prohibits the Company from incurring any additional indebtedness if its consolidated leverage ratio exceeds 4.00 to 1.00. As of March 31, 2011, this covenant would not have precluded the Company from borrowing under the 2010 Credit Facility.
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

	March 31,	December 31,
	2011	2010
Principal amount of 6.5% Notes	$32,050	$32,050
Unamortized discount	—	—

Net carrying amount	$32,050	$32,050

Additional paid-in capital	$3,131	$3,131

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
8. Long-term Debt (continued)
The amount of interest expense recognized and effective interest rate related to this debt for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31,
	2011	2010

Contractual coupon interest	$521	$521
Amortization of discount	—	145

Interest expense	$521	$666

Effective interest rate	8.46%	8.46%
2.75% Convertible Senior Notes
In 2004, the Company completed a primary offering of $60,000 of the 2.75% Notes. Also, in 2004, the initial purchasers of the 2.75% Notes exercised their option to purchase an additional $10,000 aggregate principal amount of the 2.75% Notes. The primary offering and purchase option of the 2.75% Notes totaled $70,000. The holders of the 2.75% Notes had the right to require the Company to purchase the 2.75% Notes, including unpaid interest, on March 15, 2011, 2014, and 2019 or upon a change of control related event. On March 15, 2011, the holders exercised their right and the Company made a cash payment of $59,357 to the holders which included $332 of unpaid interest. In order to fund the purchase, the Company borrowed $59,357 under the Revolving Credit Facility. The 2.75% Notes were general senior unsecured obligations. Interest was paid semi-annually on March 15 and September 15. The 2.75% Notes would have matured on March 15, 2024 unless the notes were repurchased, redeemed or converted earlier. Upon maturity, the principal amount plus the accrued interest through the day prior to the maturity date was payable only in cash.
The Company is required to separately account for the debt and equity components of the 2.75% Notes in a manner that reflects its nonconvertible debt borrowing rate at the time of issuance. The difference between the fair value and the principal amount was recorded as a debt discount and as a component of equity.
The debt and equity components recognized for the Company’s 2.75% Notes were as follows:

	March 31,	December 31,
	2011	2010
Principal amount of 2.75% Notes	$—	$59,357
Unamortized discount	—	(682)

Net carrying amount	$—	$58,675

Additional paid-in capital	$—	$14,235

The amount of interest expense recognized and the effective interest rate for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31,
	2011	2010
Contractual coupon interest	$332	$408
Amortization of discount	682	633

Interest expense	$1,014	$1,041

Effective interest rate	7.40%	7.40%

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
8. Long-term Debt (continued)
Capital Leases
The Company has entered into multiple capital lease agreements to acquire various units of construction equipment which have a weighted average interest rate of 5.7 percent. Assets held under capital leases at March 31, 2011 and December 31, 2010 are summarized below:

	March 31,	December 31,
	2011	2010

Construction equipment	$3,650	$13,706
Transportation equipment	9,322	9,665
Furniture and equipment	1,885	1,885

Total assets held under capital lease	14,857	25,256
Less: accumulated depreciation	(7,287)	(10,759)

Net assets under capital lease	$7,570	$14,497

9. Retirement Benefits
The Company has defined contribution plans that are funded by participating employee contributions and the Company. The Company matches employee contributions, up to a maximum of four percent of salary, in the form of cash. The Company match was suspended in March 2011. Company contributions for the plans were $1,922 and $864 as of March 31, 2011 and 2010, respectively.
In connection with the Company’s acquisition of InfrastruX, the Company is subject to additional collective bargaining agreements with various unions. As a result, the Company participates with other companies in the unions’ multi-employer pension and other postretirement benefit plans. These plans cover all employees who are members of such unions. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multi-employer plan in the event of the employer’s withdrawal from, or upon termination of, such plan. The Company has no intention to withdraw from these plans. The plans do not maintain information on the net assets and actuarial present value of the plans’ unfunded vested benefits allocable to the Company, and the amounts, if any, for which the Company may be contingently liable, are not ascertainable at this time. Contributions to all union multi-employer pension and other postretirement plans by the Company were $9,606 and $761 as of March 31, 2011 and 2010, respectively.
10. Income Taxes
The Company’s effective tax rate was approximately 0.0 percent for the three months ended March 31, 2011 and 38.4 percent for the three months ended March 31, 2010. In April 2011, the Company discontinued its strategy of permanently reinvesting non-U.S. earnings in foreign operations for the year in connection with ongoing business decisions. To date, the Company has repatriated $25,500 of cash from its principal foreign holding company to repay Term Loan debt. As a result, for the three months ended March 31, 2011, the Company recognized discrete tax expense of $14,396 by recording a deferred tax liability for tax on all the non-U.S. earnings and profits associated with its principal foreign holding company. The Company expects to repatriate foreign cash throughout the year to further reduce Term Loan debt and fund U.S. working capital needs and use its available U.S. net operating losses to offset dividend income recognized in the U.S. Additionally, the Company does not anticipate recording additional tax expense related to additional repatriations of previously recognized non-U.S. earnings to the U.S.
Other discrete items impacting the effective tax rate for the first quarter 2011 include a $264 write-off of deferred tax assets related to tax benefits previously recorded under the FASB’s standard on stock compensation that will no longer be realized and no tax impact associated with the $6,000 reduction of contingent earnout liability in connection with the acquisition of InfrastruX. The Company’s projected effective income tax rate for the year is 28.1 percent, which excludes the aforementioned discrete items.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
11. Stockholders’ Equity
The information contained in this note pertains to continuing and discontinued operations.
Comprehensive Income
The Company’s foreign operations are translated into U.S. dollars and a translation adjustment is recorded in other comprehensive income (loss), net of tax, as a result. Additionally, changes in fair value on cash flow hedges are recorded in other comprehensive income (loss), net of tax, until the hedged transactions occur. The following table presents the components of comprehensive loss for the periods presented:

	Three Months Ended
	March 31,
	2011	2010
Net loss	$(44,898)	$(13,048)
Foreign currency translation adjustment, net of tax	2,837	3,187
Change in fair value on cash flow hedges, net of tax	113	—

Comprehensive loss	(41,948)	(9,861)
Less: income attributable to noncontrolling interest	(271)	(256)

Comprehensive loss attributable to Willbros Group, Inc.	$(42,219)	$(10,117)

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
On May 26, 2010, the Company established the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (the “2010 Plan”) with 2,100,000 shares of common stock authorized for issuance to provide for awards to key employees of the Company. All future grants of stock awards to key employees will be made through the 2010 Plan. As a result, the 1996 Plan was frozen, with the exception of normal vesting, forfeiture and other activity associated with awards previously granted under the 1996 Plan. At March 31, 2011, the 2010 Plan had 1,196,687 shares available for grant.
Restricted stock and restricted stock rights, also described collectively as restricted stock units (“RSU’s”), and options granted to employees vest generally over a three to four year period. Options granted under the 2010 Plan expire 10 years subsequent to the grant date. Upon stock option exercise, common shares are issued from treasury stock. Options granted under the Director Plan are fully vested. Restricted stock and restricted stock rights granted under the 2006 Director Plan vest one year after the date of grant. At March 31, 2011, the 2006 Director Plan had 121,711 shares available for grant. For RSU’s granted prior to March of 2009, certain provisions allow for accelerated vesting upon eligible retirement. Additionally, certain provisions allow for accelerated vesting in the event of involuntary termination not for cause or a change of control of the Company. During the three months ended March 31, 2011 and 2010, $180 and $0, respectively, of compensation expense was recognized due to accelerated vesting of RSU’s due to retirement and separation from the Company.
Share-based compensation related to RSU’s is recorded based on the Company’s stock price as of the grant date. Expense from both stock options and RSU’s totaled $1,401 and $2,010, respectively, for the three months ended March 31, 2011 and 2010.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
11. Stockholders’ Equity (continued)
The Company determines fair value of stock options as of its grant date using the Black-Scholes valuation method. No options were granted during the three months ended March 31, 2011 and 2010.
The Company’s stock option activity and related information consist of:

		Weighted-
		Average
	Shares	Exercise Price
Outstanding, January 1, 2011	227,750	$15.28
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding, March 31, 2011	227,750	$15.28

Exercisable, March 31, 2011	227,750	$15.28

As of March 31, 2011, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $183 and $183, respectively. The weighted average remaining contractual term of outstanding options and exercisable options is 4.04 years and 4.04 years respectively, at March 31, 2011. The total intrinsic value of options exercised was $0 and $0 during the three months ended March 31, 2011 and 2010, respectively. The total fair value of options vested during the three months ended March 31, 2011 and 2010 was $135 and $0, respectively.
The Company’s nonvested options at March 31, 2011 and the changes in nonvested options during the three months ended March 31, 2011 are as follows:

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Nonvested, January 1, 2011	20,000	$6.77
Granted	—	—
Vested	(20,000)	6.77
Forfeited or expired	—	—

Nonvested, March 31, 2011	—	$—

The Company’s RSU activity and related information for the three months ended March 31, 2011 consist of:

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Outstanding, January 1, 2011	888,853	$13.54
Granted	688,625	10.70
Vested	(161,213)	15.69
Forfeited	(5,000)	12.35

Outstanding, March 31, 2011	1,411,265	$11.91

The total fair value of RSU’s vested during the three months ended March 31, 2011 and 2010 was $2,529 and $4,515, respectively.
As of March 31, 2011, there was a total of $14,120 of unrecognized compensation cost, net of estimated forfeitures, related to all nonvested share-based compensation arrangements granted under the Company’s stock ownership plans. That cost is expected to be recognized over a weighted-average period of 1.92 years.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
11. Stockholders’ Equity (continued)
Warrants to Purchase Common Stock
In 2006, the Company completed a private placement of equity to certain accredited investors pursuant to which the Company issued and sold 3,722,360 shares of the Company’s common stock resulting in net proceeds of $48,748. In conjunction with the private placement, the Company also issued warrants to purchase an additional 558,354 shares of the Company’s common stock. Each warrant is exercisable, in whole or in part, until 60 months from the date of issuance. A warrant holder may elect to exercise the warrant by delivery of payment to the Company at the exercise price of $19.03 per share, or pursuant to a cashless exercise as provided in the warrant agreement. The fair value of the warrants was $3,423 on the date of the grant, as calculated using the Black-Scholes option-pricing model. There were 536,925 warrants outstanding at March 31, 2011 and 2010, respectively.
12. Income (Loss) Per Share
Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is based on the weighted average number of shares outstanding during each period and the assumed exercise of potentially dilutive stock options and warrants and vesting of restricted stock and restricted stock rights less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company’s stock for each of the periods presented. The Company’s convertible notes are included in the calculation of diluted income per share under the “if-converted” method. Additionally, diluted income (loss) per share for continuing operations is calculated excluding the after-tax interest expense associated with the convertible notes since these notes are treated as if converted into common stock.
Basic and diluted income (loss) per common share from continuing operations for the three months ended March 31, 2011 and 2010 are computed as follows:

	Three Months
	Ended March 31,
	2011	2010

Loss from continuing operations	$(44,107)	$(11,918)
Less: Income attributable to noncontrolling interest	(271)	(256)

Net loss from continuing operations attributable to Willbros Group, Inc. (numerator for basic calculation)	(44,378)	(12,174)
Add: Interest and debt issuance costs associated with convertible notes	—	—

Net loss from continuing operations applicable to common shares (numerator for diluted calculation)	$(44,378)	$(12,174)

Weighted average number of common shares outstanding for basic income (loss) per share	47,315,990	38,942,133

Weighted average number of potentially dilutive common shares outstanding	—	—

Weighted average number of common shares outstanding for diluted income (loss) per share	47,315,990	38,942,133

Loss per common share from continuing operations:
Basic	$(0.94)	$(0.31)

Diluted	$(0.94)	$(0.31)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
12. Income (Loss) Per Share (continued)
The Company has excluded shares potentially issuable under the terms of use of the securities listed below from the computation of diluted income (loss) per share, as the effect would be anti-dilutive:

	Three Months
	Ended March 31,
	2011	2010

2.75% Convertible Senior Notes	—	3,048,641
6.5% Senior Convertible Notes	1,825,587	1,825,587
Stock options	194,936	210,855
Warrants to purchase common stock	536,925	536,925
Restricted stock and restricted stock rights	239,456	335,596

	2,796,904	5,957,604

In accordance with the FASB’s standard on income (loss) per share — contingently convertible instruments, the shares issuable upon conversion of the convertible notes, would have been included in diluted income (loss) per share, if those securities were dilutive, regardless of whether the Company’s stock price was greater than or equal to the conversion prices of $17.56 and $19.47, respectively. However, these securities are only dilutive to the extent that interest per weighted average convertible share does not exceed basic income (loss) per share. For the three months ended March 31, 2011, the related interest per convertible share associated with the 6.5% Senior Convertible Notes did exceed basic income (loss) per share for the current period. As such, those shares have not been included in the computation of diluted income (loss) per share.
13. Segment Information
The Company’s segments are strategic business units that are defined by the industry segments served and are managed separately as each has different operational requirements and strategies. Prior to the InfrastruX acquisition, the Company operated through two business segments: Upstream Oil & Gas and Downstream Oil & Gas. These segments operate primarily in the United States, Canada, and Oman. On July 1, 2010, the Company closed on the acquisition of Infrastrux which diversified the Company’s capabilities and expanded its geographic footprint. With operating centers in the South Central, Midwest and East Coast regions of the United States, InfrastruX provided maintenance and construction solutions to customers in the electric power and natural gas transmission and distribution markets. Post acquisition, the Company established a third business segment, Utility Transmission & Distribution “Utility T&D”, which includes electric power transmission and distribution and low-pressure, inside the gate natural gas distribution. The natural gas transmission division of InfrastruX, which is similar to Willbros’ legacy U.S. pipeline construction business unit, was incorporated into the Company’s Upstream Oil & Gas segment effective January 1, 2011. Management evaluates the performance of each operating segment based on operating income. Corporate operations include the executive management, general, administrative, and financing functions of the organization. The costs to provide these services are allocated, as are certain other corporate assets, among the three operating segments. There were no material inter-segment revenues in the periods presented.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
13. Segment Information (continued)
The following tables reflect the Company’s reconciliation of segment operating results to net income (loss) in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010:
For the three months ended March 31, 2011:

	Upstream	Downstream
	Oil & Gas	Oil & Gas	Utility T&D	Consolidated
Revenue	$227,232	$50,515	$134,578	$412,325

Operating expenses	241,876	54,904	150,854	447,634
Changes in fair value of contigent earnout liability	—	—	—	(6,000)

Operating loss	$(14,644)	$(4,389)	$(16,276)	(29,309)

Other expense				(14,396)
Provision for income taxes				402

Loss from continuing operations				(44,107)
Loss from discontinued operations net of provision for income taxes				(791)

Net loss				(44,898)
Less: Income attributable to noncontrolling interest				(271)

Net loss attributable to Willbros Group, Inc.				$(45,169)

For the three months ended March 31, 2010:

	Upstream	Downstream
	Oil & Gas	Oil & Gas	Utility T&D	Consolidated
Revenue	$76,501	$60,495	$—	$136,996
Operating expenses	87,407	69,511	—	156,918

Operating loss	$(10,906)	$(9,016)	$—	(19,922)

Other expense				(136)
Benefit for income taxes				(8,140)

Loss from continuing operations				(11,918)
Loss from discontinued operations net of benefit for income taxes				(1,130)

Net loss				(13,048)
Less: Income attributable to noncontrolling interest				(256)

Net loss attributable to Willbros Group, Inc.				$(13,304)

Total assets by segment as of March 31, 2011 and December 31, 2010 are presented below:

	March 31,	December 31,
	2011	2010
Upstream Oil & Gas	$230,341	$287,269
Downstream Oil & Gas	106,430	126,095
Utility T&D	634,402	661,386
Corporate	297,476	210,812

Total assets, continuing operations	$1,268,649	$1,285,562

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
14. Contingencies, Commitments and Other Circumstances
Contingencies
Resolution of criminal and regulatory matters
In May 2008, the United States Department of Justice filed an Information and Deferred Prosecution Agreement (“DPA”) in the United States District Court in Houston concluding its investigation into violations of the Foreign Corrupt Practices Act of 1977, as amended, by Willbros Group, Inc. and its subsidiary Willbros International, Inc. (“WII”). Also in May 2008, WGI reached a final settlement with the SEC to resolve its previously disclosed investigation of possible violations of the FCPA and possible violations of the Securities Act and the Exchange Act. These investigations stemmed primarily from the Company’s former operations in Bolivia, Ecuador and Nigeria. The settlements together require the Company to pay a total of $32,300 in penalties and disgorgement, over approximately three years, plus post-judgment interest on $7,725 of that amount. As part of its agreement with the SEC, the Company will be subject to a permanent injunction barring future violations of certain provisions of the federal securities laws. As to its agreement with the DOJ, both WGI and WII for a period of three years from May 2008, are subject to the DPA, which among its terms provides that, in exchange for WGI’s and WII’s full compliance with the DPA, the DOJ will not continue a criminal prosecution of WGI and WII and with the successful completion of the DPA’s terms, the DOJ will move to dismiss the criminal information.
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
Since the appointment of the monitor, the Company has cooperated and provided the monitor with access to information, documents, records, facilities and employees. On March 1, 2010, the monitor filed with the DOJ the first of three required reports under the DPA. In the report, the monitor made numerous findings and recommendations to the Company with respect to the improvement of its internal controls, policies and procedures for detecting and preventing violations of applicable anti-corruption laws. On March 11, 2011, the monitor filed the second of the three required reports with the DOJ. In the second report, the monitor made additional findings and recommendations to the Company.
The Company is obligated, pursuant to the terms of the DPA, to adopt the recommendations in the monitor’s reports unless the Company advises the monitor and the DOJ that it considers the recommendations unduly burdensome, impractical, costly or otherwise inadvisable. The Company has advised the DOJ that it intends to implement all of the recommendations in the first report, and will advise the DOJ that it intends to implement all the recommendations in the second report. The Company will require increased resources, costs and management oversight in order to effectively implement the recommendations.
Failure by the Company to comply with the terms and conditions of either settlement could result in resumed prosecution and other regulatory sanctions.
Facility Construction Project Termination
In September 2008, TransCanada Pipelines, Ltd. (“TCPL”) awarded the Company the cost-reimbursable plus fixed fee construction contract for seven pump stations in Nebraska and Kansas. On January 13, 2010, TCPL notified the Company that it was in breach of the contract and was being terminated for cause immediately. At the time of termination, the Company had completed approximately 91.0 percent of its scope of work.
The Company has disputed the validity of the termination for cause and has challenged the contractual procedure followed by TCPL for termination for cause, which allows for a 30 day notification period during which time the Company is granted the opportunity to remedy the alleged default. Despite not being granted this time, the Company agreed in good faith to cooperate with TCPL in an orderly demobilization and handover of the remaining work. As of March 31, 2011, the Company has outstanding receivables related to this project of $71,159 and unapproved change orders for additional work of $4,223, which has not been billed. Additionally, there are claims for additional fees totaling $16,442. It is the Company’s policy not to recognize revenue or income on unapproved change orders or claims until they have been approved. Accordingly, the $4,223 in pending change orders and the $16,442 of claims have been excluded from the Company’s revenue recognition. The preceding balances are partially offset by an unissued billing credit of $2,000 related to a TCPL mobilization prepayment.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
14. Contingencies, Commitments and Other Circumstances (continued)
If the termination for cause is determined to be valid and enforceable, the Company could be held liable for any damages resulting from the alleged breach of contract, including, but not limited to, costs incurred by TCPL to hire a replacement contractor to complete the remainder of the work, less the cost the Company would have incurred to perform the same scope of work.
In May and June of 2010, the Company filed liens on the constructed facilities. On June 16, 2010, the Company notified TCPL that the Company intended to exercise its rights to conflict resolution under the contract, and on July 6, 2010, the International Chamber of Commerce received the Company’s request for arbitration. On September 15, 2010, the Company received TCPL’s response to the Notice of Arbitration, which included a counterclaim for damages of $23,000 for the alleged breach of contract. In addition, TCPL has disclaimed its responsibility for payment of the current receivable balance outstanding as of March 31, 2011, the unapproved change orders for additional work, and claims for additional fees.
Discovery is ongoing and a number of preliminary motions are pending before the arbitration panel. The arbitration hearing is currently scheduled to commence in the third quarter of 2011.
At this point, the Company cannot estimate the probable outcome of the arbitration, but the Company believes it is not in breach of contract and will defend its contractual rights. No allowance for collection has been established for the $71,159 of outstanding accounts receivable.
TransCanada has removed the Company from TransCanada’s bid list.
Pre-acquisition contingencies
The Company has evaluated and continues to evaluate contingencies related to the acquisition of InfrastruX that existed as of the acquisition date. The Company has preliminarily determined that certain of these pre-acquisition contingencies are probable in nature and estimable as of the acquisition date and, accordingly, has recorded the best estimates for these contingencies as a part of the purchase price allocation for InfrastruX. The Company continues to gather information for and evaluate substantially all pre-acquisition contingencies that it has assumed from InfrastruX. If the Company makes changes to the amounts recorded or identifies additional pre-acquisition contingencies during the remainder of the measurement period, such amounts recorded will be included in the purchase price allocation during the measurement period and, subsequently, in the results of operations.
Other
In addition to the matters discussed above, the Company is party to a number of other legal proceedings. Management believes that the nature and number of these proceedings are typical for a firm of similar size engaged in a similar type of business and that none of these proceedings is material to the Company’s financial position. See Note 17 — Discontinuance of Operations, Asset Disposals, and Transition Services Agreement for additional information pertaining to legal proceedings.
Commitments
From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds and financial guarantees. Contracts with the Company’s customers may require the Company to secure letters of credit or surety bonds with regard to the Company’s performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or surety bonds in lieu of contract retention provisions, where the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At March 31, 2011, the Company had approximately $25,257 of outstanding letters of credit, all of which related to continuing operations. This amount represents the maximum amount of payments the Company could be required to make if these letters of credit are drawn upon. Additionally, the Company issues surety bonds customarily required by commercial terms on construction projects. At March 31, 2011, the Company had bonds outstanding, primarily performance bonds, with a face value at $592,145 related to continuing operations. This amount represents the bond penalty amount of future payments the Company could be required to make if the Company fails to perform its obligations under such contracts. The performance bonds do not have a stated expiration date; rather, each is released when the contract is accepted by the owner. The Company’s maximum exposure as it relates to the value of the bonds outstanding is lowered on each bonded project as the cost to complete is reduced. As of March 31, 2011, no liability has been recognized for letters of credit or surety bonds.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
14. Contingencies, Commitments and Other Circumstances (continued)
Other Circumstances
Operations outside the United States may be subject to certain risks, which ordinarily would not be expected to exist in the United States, including foreign currency restrictions; extreme exchange rate fluctuations; expropriation of assets; civil uprisings, riots, and war; unanticipated taxes including income taxes, excise duties, import taxes, export taxes, sales taxes or other governmental assessments; availability of suitable personnel and equipment; termination of existing contracts and leases; government instability and legal systems of decrees, laws, regulations, interpretations and court decisions which are not always fully developed and which may be retroactively applied. Management is not presently aware of any events of the type described in the countries in which it operates that would have a material effect on the financial statements, and no such events have been provided for in the accompanying condensed consolidated financial statements.
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
The Company insures substantially all of its equipment in countries outside the United States against certain political risks and terrorism through political risk insurance coverage. The Company has the usual liability of contractors for the completion of contracts and the warranty of its work. Where work is performed through a joint venture, the Company also has possible liability for the contract completion and warranty responsibilities of its joint venture partners. In addition, the Company acts as prime contractor on a majority of the projects it undertakes and is normally responsible for the performance of the entire project, including subcontract work. Management is not aware of any material exposure related thereto which has not been provided for in the accompanying condensed consolidated financial statements.
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
See Note 17 — Discontinuance of Operations, Asset Disposals, and Transition Services Agreement for discussion of commitments and contingencies associated with Discontinued Operations.
15. Fair Value Measurements
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
15. Fair Value Measurements (continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company measures its financial assets and financial liabilities, specifically its hedging arrangements and contingent earnout liability, at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs as of March 31, 2011:

		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Other
		Identical Assets	Observable	Unobservable
	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

Assets:
Interest rate caps	$4	$—	$4	$—
Interest rate swaps	224	—	224	—
Liabilities:
Contingent earnout liability	4,000	—	—	4,000
Contingent earnout liability
In connection with the acquisition of InfrastruX on July 1, 2010, InfrastruX shareholders are eligible to receive earnout payments of up to $125,000 if certain EBITDA targets are met. These payments will be paid to former InfrastruX shareholders who qualify as accredited investors as defined by the SEC in a combination of cash and non-convertible, non-voting preferred stock of the Company, pursuant to the terms within the Merger, and to non-accredited former InfrastruX shareholders and former holders of InfrastruX RSUs in the form of cash.
As a result, the Company estimated the fair value of the contingent earnout liability based on its probability assessment of InfrastruX’s EBITDA achievements during the earnout period. In developing these estimates, the Company considered its revenue and EBITDA projections, its historical results, and general macro-economic environment and industry trends. This fair value measurement is based on significant revenue and EBITDA inputs not observed in the market which represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value.
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
The following table represents a reconciliation of the change in the fair value measurement of the contingent earnout liability for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
Beginning balance	$10,000	$—
Change in fair value of contingent earnout liability included in operating expenses	(6,000)	—

Ending balance	$4,000	$—

The Company recorded a $6,000 adjustment to the estimated fair value of the contingent earnout liability due to a decrease in the probability-weighted estimated achievement of InfrastruX’s EBITDA targets as set forth in the merger agreement. This reduction was driven primarily by increased visibility to future forecasting for the 2011 fiscal year.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
15. Fair Value Measurements (continued)
Hedging Arrangements
The Company attempts to negotiate contracts that provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at March 31, 2011 or December 31, 2010.
Interest Rate Swaps
In conjunction with the 2010 Credit Agreement, the Company is subject to hedging arrangements to fix or otherwise limit the interest cost of the term loans. The Company is subject to interest rate risk on its debt and investment of cash and cash equivalents arising in the normal course of business, as the Company does not engage in speculative trading strategies.
In September 2010, the Company entered into two 18-month forward interest rate swap agreements for a total notional amount of $150,000 in order to hedge changes in the variable rate interest expense of half of the $300,000 Term Loan maturing on June 30, 2014. Under each swap agreement, the Company receives interest at a floating rate of three-month Libor, conditional on three-month LIBOR exceeding 2 percent (to mirror variable rate interest provisions of the underlying hedged debt), and pays interest at a fixed rate of 2.685 percent, effective March 28, 2012 through June 30, 2014. The swap agreements are designated and qualify as cash flow hedging instruments, with the effective portion of the swaps’ change in fair value recorded in Other Comprehensive Income (“OCI”). The interest rate swaps are deemed to be highly effective hedges, and result in no gain or loss recorded for hedge ineffectiveness in the consolidated condensed statement of operations. Amounts in OCI are reported in interest expense when the hedged interest payments on the underlying debt are recognized. The fair value of each swap agreement was determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates.
Interest Rate Caps
In September 2010, the Company entered into two interest rate cap agreements for notional amounts of $75,000 each in order to limit its exposure to an increase of the interest rate above 3 percent, effective September 28, 2010 through March 28, 2012. Total premiums of $98 were paid for the interest rate cap agreements. The cap agreements are designated and qualify as cash flow hedging instruments, with the effective portion of the caps’ change in fair value recorded in OCI. Amounts in OCI and the premiums paid for the caps are reported in interest expense as the hedged interest payments on the underlying debt are recognized. The interest rate caps are deemed to be highly effective, resulting in an immaterial amount of hedge ineffectiveness recorded in the consolidated condensed statement of operations. The fair value of the interest rate cap agreements was determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates. An immaterial amount of OCI relating to the interest rate swap and caps is expected to be recognized in earnings in the coming 12 months.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
15. Fair Value Measurements (continued)

	Asset Derivatives as of March 31,
	2011		2010
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Interest rate contracts-caps	Prepaid expenses and other	$4		$—
Interest rate contracts-swaps	Other assets	$224		$—

Total derivatives		$228		$—

For the three months ended March 31,
						Location of	Amount of Gain
			Location of Gain	Amount of Gain		Gain or (Loss)	or (Loss)
	Amount of Gain or		or (Loss)	or (Loss)		Recognized in	Recognized in
Derivatives in ASC	(Loss)		Reclassified from	Reclassified from		Income on	Income on
815 Cash Flow	Recognized in		Accumulated OCI	Accumulated OCI		Derivative	Derivative
Hedging	OCI on Derivative		into Income	into Income		(Ineffective	(Ineffective
Relationships	(Effective Portion)		(Effective Portion)	(Effective Portion)		Portion )	Portion )
	2011	2010		2011	2010		2011	2010
Interest rate contracts	$113	$—	Interest expense, net	$—	$—	Interest expense, net	$—	$—

Total	$113	$—		$—	$—		$—	$—

16. Other Charges
During the first quarter of 2011, the Company incurred other charges of $145, primarily consisting of $106 in headcount reduction costs incurred and paid in the first quarter and $39 associated with various lease abandonments, which were abandoned in the first quarter of 2009. Additionally, during the first quarter of 2010, the Company recognized $181 of pre-tax income associated with other charges, primarily related to $228 in new charges incurred associated with the abandonment of a leased facility, offset by income of $438 related to a change in estimate associated with another leased facility which was based on a new sublease, executed in April 2010.
Other charges by segment are as follows:

	Three Months Ended
	March 31,
	2011	2010
Upstream Oil & Gas	$5	$14
Downstream Oil & Gas	140	(195)
Utility T&D	—	—

Total other charges	$145	$(181)

Other charges incurred during the three months ended 2011 and 2010 include $0 and $15, respectively, related to headcount reductions within corporate operations and have been allocated to the Company’s business segments based on a percentage of total revenue.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
16. Other Charges (continued)
Activity in the accrual related to other charges for the period ended March 31, 2011 is as follows:

		Non-
		Cancelable
	Employee	Lease and
	Termination	Other
	and Other	Contractual
	Benefits	Obligations	Total
Accrued cost at December 31, 2010	$3,046	$989	$4,035
Costs recognized during 2011	106	39	145
Cash payments	(3,099)	(256)	(3,355)
Non-cash charges (1)	—	(3)	(3)

Accrued cost at March 31, 2011	$53	$769	$822

(1)	Non-cash charges consist of $3 of accretion expense.
The accrual at March 31, 2011, for carrying costs of the abandoned lease space totaled $769, which is included within “Other current liabilities” on the Condensed Consolidated Balance Sheet. The Company estimates carrying costs of the abandoned lease space based on an assessment of applicable commercial real estate markets. There may be a significant fluctuation in the estimated costs to the extent the evaluation of the facts, circumstances and expectations change. The principal variables in estimating the carrying costs are the length of time required to sublease the space, the sublease rate and expense for inducements (e.g., rent abatement, tenant improvement allowance) that may be offered to a prospective sublease tenant. While the Company believes this accrual is adequate, it is subject to adjustment as conditions change. The Company will continue to evaluate the adequacy of the accrual and will make the necessary changes to the accrual as conditions warrant.
17. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement
Strategic Decisions
In 2006, the Company announced that it intended to sell its assets and operations in Venezuela and Nigeria.
In 2010, the Company recognized that their investment in establishing a presence in Libya, while resulting in contract awards, had not yielded any notice to proceed on subject awards. As a result, the Company exited this market due to the project delays coupled with the identification of other more attractive opportunities.
As such, these operations have been classified as Discontinued Operations with the associated net assets and net liabilities shown on the Condensed Consolidated Balance Sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations” and the associated results shown on the Condensed Consolidated Statements of Operations as “Loss from discontinued operations net of provision (benefit) for income taxes” for all periods presented.
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
17. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement (continued)
In connection with the sale of its Nigeria assets and operations, WGHI and WII, another subsidiary of the Company, entered into an indemnity agreement with Ascot and Berkeley Group plc (“Berkeley”), the parent company of Ascot (the “Indemnity Agreement”), pursuant to which Ascot and Berkeley agreed to indemnify WGHI and WII for any obligations incurred by WGHI or WII in connection with the parent company guarantees (the “Guarantees”) that WGHI and WII previously issued and maintained on behalf of certain former subsidiaries now owned by Ascot under certain working contracts between the subsidiaries and their customers. Either WGHI, WII or both may be contractually obligated, in varying degrees, under the Guarantees with respect to the performance of work related to several ongoing projects. Among the Guarantees covered by the Indemnity Agreement are five contracts under which the Company estimates that, at February 7, 2007, there was aggregate remaining contract revenue, excluding any additional claim revenue, of $352,107 and aggregate estimated cost to complete of $293,562. At the February 7, 2007 sale date, one of the contracts covered by the Guarantees was estimated to be in a loss position with an accrual for such loss of $33,157. The associated liability was included in the liabilities acquired by Ascot and Berkeley.
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
On August 2, 2010, the Company received notice that WAPCo had filed suit against WGHI under English law in the London High Court on July 30, 2010, for the sum of $273,386. WGHI has several possible defenses to this suit and intends to contest the matter vigorously, but the Company cannot provide any assurance as to the outcome. The Company expects the litigation process to be lengthy; trial of the matter is expected to commence in June of 2012.
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
17. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement (continued)
Results of Discontinued Operations
For the three months ended March 31, 2011, loss from discontinued operations was $791 or $0.02 per basic and diluted share, primarily related to legal costs incurred in connection with the previously discussed WAPCo parent company guarantee assertions. For the three months ended March 31, 2010, loss from discontinued operations was $1,130 or $0.03 per basic and diluted share.
18. Subsequent Event
In April 2011, as part of its ongoing strategic evaluation of operations, the Executive Committee of the Company’s Board of Directors made the decision to exit the Canadian cross-country pipeline construction market and liquidate its investment in the related business. The Company believes that the cyclical nature of cross-country pipeline construction activity in Canada, coupled with an increasingly competitive environment, does not provide an atmosphere that will sustain an ongoing revenue stream for the Company with acceptable return on capital and margins.
The Company will actively seek to sell the Canadian cross-country pipeline construction business or the assets associated with this business, with an expected completion date within one year. As such, the related results will be included in discontinued operations beginning with the second quarter of 2011. To the extent any of the Canada cross-country pipeline construction assets are redeployed to other business units, the Company will consider the appropriate classification at that time.
The Company’s other Canadian operations, Field Services maintenance, fabrication and small capital projects activities are not affected by this decision.
The major classes of assets, liabilities, revenues and operating losses of this business as of March 31, 2011 and December 31, 2010 were as follows:

	March 31,	December 31
	2011	2010
Accounts receivable	$44,009	$14,581
Cash and cash equivalents	11,040	6,951
Property, plant and equipment, net	8,294	9,301
Contract cost and recognized income not yet billed	8,043	11,302
Accounts payable and accrued liabilities	48,213	25,676
Revenues	83,439	36,163
Operating losses	2,995	20,816

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In thousands, except share and per share amounts or unless otherwise noted)
The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2011 and 2010, included in Item 1 of this Form 10-Q, and the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2010.
OVERVIEW
Willbros is a global provider of engineering and construction services to the oil, gas, refinery, petrochemical and power industries with a focus on infrastructure such as oil and gas pipeline systems, electric transmission and distribution (T&D) services and refinery downstream markets. Our offerings include engineering, procurement and construction (either individually or as an integrated “EPC” service offering), turnarounds, maintenance and other specialty services.
2011 First Quarter
Operating losses decreased by $10,097 to $29,309 for the three months ended March 31, 2011 compared to $39,406 for the three months ended December 31, 2010 (excluding the $48,000 non-cash goodwill impairment charge recorded in the fourth quarter). This decrease was primarily attributed to better than expected results in our United States pipeline and engineering groups during the first quarter, as well as, a $6,000 reduction of our contingent earnout liability associated with the acquisition of our Utility T&D segment, offset by, Upstream Canada loss projects of $8,357.
Our 2011 first quarter results were adversely impacted by severe weather conditions in northern regions of North America and seasonality, historically inherent in our legacy business model. The weather impaired our ability to mobilize and execute projects that were expected to progress during the quarter, especially in our Utility T&D and Upstream Oil & Gas segments. Additionally, our Upstream Oil & Gas and Downstream Oil & Gas segments were impacted by lower project activity in the fourth and first quarters which resulted in revenue and productivity declines. To mitigate this seasonal impact, we are strategically focused on growing our revenue stream associated with more recurring services to provide improved stability and predictability in our work. The consecutive 2010 fourth quarter and 2011 first quarter operating losses demonstrate the seasonality profit challenge in front of us and we are working to implement our strategy by putting increased focus on developing our business in gas shale plays, where activity is more consistent year round, and enhancing communications with our primary customers regarding the near-term expected work requirements.
In 2010, we announced our strategic plan, which included analyzing our businesses and key markets to determine which opportunities offer us the best risk adjusted returns. Based on information attributable to the ongoing study to determine the strategic fit and potential future contributions of various business units, the Executive Committee of our Board of Directors concluded that the cyclical nature of cross-country pipeline construction activity in Canada and the increasingly competitive environment, does not provide an atmosphere that will sustain an ongoing revenue stream for us with an acceptable return on capital and margins. Accordingly, in April 2011, the decision was made to divest our Canada cross-country pipeline construction operations and assets, which originated in the July 2007 acquisition of Midwest Management (1987) Ltd. Our Canada cross-country pipeline construction operations reported consecutive quarterly operating losses of $16,135 and $2,995 for the fourth quarter of 2010 and the first quarter of 2011, respectively, and is expected to continue slightly below breakeven during the second quarter. As we wind down operations in an orderly manner, we will actively pursue buyers for the sale of our Canada cross-country pipeline construction business or its assets.
We continue to view our other Canadian operations as growth opportunities. The Canadian oil sands, representing the second largest hydrocarbon reserves in the world, remains one of the four primary areas for future business development. The accelerated development of the oil sands driven by sustainable increased oil prices is expected to provide numerous opportunities for us in the areas of maintenance, fabrication and small capital projects. These business activities are not affected by the decision to divest our Canada cross-country pipeline construction operations and assets.
Also in 2010, we announced our priority to strengthen the Company’s financial position by delivering on our four primary 2011 objectives; first and foremost of which is to reduce our debt by $50 to $100 million. As such, in addition to the mandatory $3,750 scheduled payment, we paid down $25,000 of our Term Loan. While the prepayment resulted in one-time interest and fees of $2,717, we will realize an additional on-going quarterly reduction of interest in excess of $590.

Remainder of 2011
Beginning in the second quarter of 2011, we expect to return to operating profitability as our people and equipment utilization levels are expected to increase significantly in our Downstream Oil & Gas and Utility T&D segments. In addition, we anticipate strong second quarter operating results for our Upstream Oil & Gas segment driven in part by our United States large diameter pipeline group’s construction of a significant portion of the Acadian Project, which is expected to represent another in a succession of well managed and profitable U.S. large diameter projects.
Also beginning in the second quarter of 2011, our Utility T&D segment is expected to commence work on a number of new contracts as well as the resumption of work delayed by the extreme weather experienced in the first quarter of 2011. The increased project work is expected to put this segment’s workforce and assets near full utilization, with the expectation of significantly greater operating margins.
Our Downstream Oil & Gas segment also expects to experience an increase in revenue for the second quarter of 2011 as compared to the first quarter of 2011, driven primarily through several large projects that started late in the first quarter of 2011 and will continue through the majority of the second quarter of 2011, increasing our utilization of manpower and assets and further improving overall profitability.
Our Canada cross-country pipeline construction operations, which reported a $2,995 operating loss in the first quarter of 2011, will be recast under Discontinued Operations effective with the second quarter of 2011. To the extent any of the Canada cross-country pipeline construction assets are redeployed to other business units, we will consider the appropriate classification at that time.
Market Indicators
We believe that positive changes are beginning to occur, especially with our primary indicators of future work, such as, increased engineering services demand. Historically, an increase in engineering services demand is an accurate indicator of a future increase in construction activity. Both of our engineering businesses experienced revenue growth in the first quarter of 2011, and we expect both to show increases for the second quarter of 2011.
We continue to be optimistic that our markets are improving; however, we have and continue to pursue every opportunity to reduce costs and improve our margins.
Our Vision
We continue to believe that long-term fundamentals support increasing demand for our services and substantiate our vision for Willbros to be a diversified, global provider of professional engineering, construction and maintenance solutions, addressing the entire asset lifecycle of global energy infrastructure.
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

•	Positioning Willbros as a service provider and employer of choice;
•	Developing long-term client partnerships and alliances by exceeding performance expectations and focusing team driven sales efforts on key clients; and
•	Maintaining industry best practices, particularly for safety and performance.
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
2011 Goals and Strategy
Our foremost priority of 2011 is to strengthen the Company’s financial position. To accomplish this we have defined four primary near-term goals.
•	We intend to reduce beginning of the year debt by approximately $50 to $100 million. This will significantly reduce interest expense and provide better financial flexibility.
•	Continue to emphasize and improve our project management tools and capabilities. These tools have been proven and can deliver superior results.
•
Maintain focus on North America. Continuing our presence in the unconventional shale plays, the Canadian oil sands and the U.S. electric transmission markets presents the best growth and risk adjusted return opportunities for Willbros.

•
Remain focused on safety. Our objective for the year is to reduce injuries by 50%. We differentiate Willbros on this value, both as an employer and as a provider of services. Improvements in safety will result in lower total employee costs while increasing our opportunities to bid and win contracts as customers are increasing the value placed on historical safety performance.

A related financial goal for 2011 is to reduce SG&A expenses to 6% to 8% of revenue.
Significant Business Developments
Discontinuation of Canadian Cross-Country Pipeline Construction Business
As part of our focus on North America and maximizing our risk adjusted returns, we have determined that our resources and efforts are best focused on our non cross-country pipeline offerings within the Canadian market. In April 2011, we made the decision to divest our Canada cross-country pipeline construction operations and assets. We believe the Canadian cross-country pipeline construction market is very unattractive, because it is characterized by seasonal work and a competitive contractor environment that shifts risks to the contractor. We do not expect to see improvement in the risk adjusted rate of return in this market over the next couple of years, especially without access to the TransCanada work. All existing work commitments will be completed in an orderly manner while pursuing the sale of the business or assets.
We continue to see growth opportunities accompanied by higher margins in the maintenance, fabrication, and small capital project activities associated with the development of the Canada oil sands. Our Canadian Field Services group and our Downstream Oil & Gas segment’s tank construction business are the business units where we see the greatest opportunity for profitable growth and consistent margins.
Acadian Haynesville Extension Project
In January 2011, Willbros’ Upstream Oil & Gas segment was awarded the construction contract for a portion of the Acadian Haynesville Extension Project, a natural gas pipeline being developed by Acadian Gas LLC, a jointly owned subsidiary of Enterprise Products Partners L.P. and Duncan Energy Partners L.P. The 270-mile project, which expands the existing Acadian Gas Pipeline System, will originate in Red River Parish, LA, southeast of Shreveport, and will terminate near Donaldsonville, LA.
The Acadian Haynesville Extension Project has been divided into three major segments. Willbros has been awarded the construction of Segment 1 which includes approximately 106 miles of 42-inch pipeline, 2.5 miles of 36-inch pipeline and 2.5 miles of 20-inch pipeline. Segment 1 will originate in the northwest portion of Red River Parish, traverse through DeSoto and Natchitoches Parishes and terminate near Boyce, LA. Construction on Segment 1 began in February 2011 with completion scheduled for August 2011.

Financial Summary
Results and Financial Position
For the three months ended March 31, 2011, we recorded a loss from continuing operations of $44,107 on revenue of $412,325. This compares to a loss from continuing operations of $37,502 on revenue of $398,496 for the three months ended December 31, 2010, which is exclusive of the $28,800 non-cash goodwill impairment charge (net of tax) recorded in the fourth quarter. This $6,605 (17.6 percent) loss increase is attributed to the recognition of a $14,396 income tax provision related to the taxation of non-U.S. earnings offset by a $6,000 reduction of our contingent earnout liability associated with the acquisition of our Utility T&D segment.
Revenue for the three months ended March 31, 2011 increased $13,829 (3.5 percent) to $412,325 as compared to $398,496 for the three months ended December 31, 2010. The revenue improvement is a result of increased business activity within our large diameter construction group over the sequential quarter.
General and administrative costs for the three months ended March 31, 2011 increased $2,131 to $40,444 as compared to $38,313 for the three months ended December 31, 2010. This increase is a result of the settlement of a lawsuit and other legal costs relating to the Upstream Oil & Gas segment during the first quarter.
Interest expense, net for the three months ended March 31, 2011 increased $3,234 to $14,783 from $11,549 for the three months ended December 31, 2010. The increase is a result of $2,717 in early payment fees and write-off of unamortized discount and financing costs related to a $25,000 accelerated payment on the Term Loan.
Change In Fair Value Of Contingent Earnout Liability
In accordance with the FASB’s standard on business combinations, we review the contingent earnout liability on a quarterly basis in order to determine its fair value. Changes in the fair value of the liability are recorded within operating expenses in the period in which the change is made and the liability may increase or decrease on a quarterly basis until the earnout period has concluded.
In connection with our review, we recorded a $6,000 adjustment to the estimated fair value of the contingent earnout liability due to a decrease in the probability-weighted estimated achievement of InfrastruX’s EBITDA targets as set forth in the merger agreement. This reduction was driven primarily by increased visibility to future forecasting for the 2011 fiscal year.
Other Financial Measures
Backlog
In our industry, backlog is considered an indicator of potential future performance as it represents a portion of the future revenue stream. Our strategy is focused on capturing quality backlog with margins commensurate with the risks associated with a given project, and for the past several years we have put processes and procedures in place to identify contractual and execution risks in new work opportunities. We believe we have instilled in the organization the discipline to price, accept and book only work which meets stringent criteria for commercial success and profitability.
We believe the backlog figures are firm, subject only to the cancellation and modification provisions contained in various contracts. We generate revenue from numerous sources, including contracts of long or short duration entered into during a year as well as from various contractual processes, including change orders, extra work and variations in the scope of work. These revenue sources are not added to backlog until realization is reasonably assured.

Backlog broadly consists of anticipated revenue from the uncompleted portions of existing contracts and contracts whose award is reasonably assured. Historically, our backlog has only included estimated work under Master Service Agreements (“MSAs”) for a period of 12 months or the remaining term of the contract, whichever is less. However, with the July 2010 acquisition of InfrastruX, we gained a significant alliance agreement with Oncor and other customers with work defined by MSAs. Under the Oncor MSA, we are the preferred contractor for the construction of Oncor’s portion of the Competitive Renewable Energy Zone (“CREZ”) work that is scheduled to be completed in 2013. We expect this assignment to generate over $500 million in construction revenue for our Utility T&D segment over the next three years. With this as the primary catalyst, we have updated our backlog presentation to reflect not only the 12 month MSA work estimate, but also the full-term value of the contract as we believe that this information is helpful in providing additional long-term visibility. We determine the amount of backlog for work under ongoing MSA maintenance and construction contracts by using recurring historical trends inherent in the MSAs, factoring in seasonal demand and projecting customer needs based upon ongoing communications with the customer. We also include in backlog our share of work to be performed under contracts signed by joint ventures in which we have an ownership interest.
Our 12 month and total backlog increased $109,062 and $165,191, respectively, from $946,315 and $2,176,027 at December 31, 2010 to $1,055,377 and $2,341,218 at March 31, 2011. Historically, a substantial amount of our pipeline construction revenue in a given year has not been in our backlog at the beginning of that year. Additionally, due to the short duration of many jobs, revenue associated with jobs performed within a reporting period will not be reflected in quarterly backlog reports.
The following table shows our backlog from continuing operations by operating segment and geographic location as of March 31, 2011 and December 31, 2010:

	March 31, 2011				December 31, 2010
	12 Month	Percent	Total	Percent	12 Month	Percent	Total	Percent
Upstream Oil & Gas	$406,864	38.6%	$714,763	30.5%	$342,729	36.2%	$685,074	31.5%
Downstream Oil & Gas	110,257	10.4%	116,561	5.0%	107,077	11.3%	107,077	4.9%
Utility T&D	538,256	51.0%	1,509,894	64.5%	496,509	52.5%	1,383,876	63.6%

Backlog	$1,055,377	100.0%	$2,341,218	100.0%	$946,315	100.0%	$2,176,027	100.0%

	March 31, 2011		December 31, 2010
	Total	Percent	Total	Percent
Total Backlog by Geographic Region
United States	$1,849,578	79.0%	$1,593,241	73.2%
Canada	453,022	19.3%	532,589	24.5%
Middle East/North Africa	37,796	1.6%	45,728	2.1%
Other International	822	0.1%	4,469	0.2%

Backlog	$2,341,218	100.0%	$2,176,027	100.0%

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
EBITDA from continuing operations for the three months ended March 31, 2011 decreased $650 (6.7 percent) to a loss of $10,384 from a loss of $9,734 during the same period in 2010. The decrease in EBITDA is primarily a result of increased losses from continuing operations attributable to Willbros Group, Inc. of $32,204 partially offset by increases in depreciation and interest expense, net of $12,676 and $10,336, respectively, and a reduction in the benefit for income taxes of $8,542 for the three months ended March 31, 2011.

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
A reconciliation of EBITDA and Adjusted EBITDA from continuing operations to U.S. GAAP financial information follows:

	Three Months Ended March 31,
	2011	2010
Loss from continuing operations attributable to Willbros Group, Inc.	$(44,378)	$(12,174)
Interest expense, net	14,783	2,107
Provision (benefit) for income taxes	402	(8,140)
Depreciation and amortization	18,809	8,473

EBITDA	(10,384)	(9,734)

Changes in fair value of contingent earnout liability	(6,000)	—
Stock based compensation	1,401	2,010
Restructuring and reorganization costs	145	(181)
Acquisition related costs	43	796
Gains on sales of equipment	(607)	(1,605)
DOJ Monitor costs	2,481	3,324

Non controlling interest	271	256

Adjusted EBITDA	$(12,650)	$(5,134)

Discontinued Operations
In 2006, we announced our intention to sell our assets and operations in Nigeria, which led to their classification as discontinued operations. We sold our Nigeria assets and operations on February 7, 2007 to Ascot Offshore Nigeria Limited (“Ascot”) pursuant to a Share Purchase Agreement by and between us and Ascot.
In 2010, we recognized that our investment in establishing a presence in Libya, while resulting in contract awards, had not yielded any notice to proceed on subject awards. As a result, we exited this market due to the project delays coupled with the identification of other more attractive opportunities.
In April 2011, as part of our ongoing strategic evaluation of operations, the Executive Committee of our Board of Directors made the decision to exit the Canada cross-country pipeline construction market and liquidate our investment in this business. We believe that the cyclical nature of cross-country pipeline construction activity in Canada, coupled with an increasingly competitive environment, does not provide an atmosphere that will sustain an ongoing revenue stream for us with an acceptable return on capital and margins. We will actively seek to sell the Canadian cross-country pipeline construction business or the associated assets, with an expected completion date within one year. As such, the related results will be included in discontinued operations beginning with the second quarter of 2011. To the extent any of the Canada cross-country pipeline construction assets are redeployed to other business units, we will consider the appropriate classification at that time.
Additional information with respect to this decision is provided in Note 18 — Subsequent Event, as well as the “Overview” section included in this Item 2.

Results
For the three months ended March 31, 2011, loss from discontinued operations was $791 or $0.02 per basic and diluted share, primarily related to legal costs incurred in connection with the West African Gas Pipeline Company Limited (“WAPCo”) parent company guarantee assertions as further discussed in Note 17 — Discontinuance of Operations, Asset Disposals, and Transition Services Agreement. These legal fees are expected to escalate and continue over the next several years. At this time, we are unable to estimate the likely total legal costs.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In our Annual Report on Form 10-K for the year ended December 31, 2010, we identified and disclosed our significant accounting policies. Subsequent to December 31, 2010, there has been no change to our significant accounting policies.
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
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Contract Revenue
For the three months ended March 31, 2011, contract revenue increased $275,329 (201.0 percent) to $412,325 from $136,996 during the same period in 2010. A quarter-to-quarter comparison of revenue by segment is as follows:

	Three months ended March 31,
			Increase	Percent
	2011	2010	(Decrease)	Change
Upstream Oil & Gas	$227,232	$76,501	$150,731	197.0%
Downstream Oil & Gas	50,515	60,495	(9,980)	(16.5)%
Utility T&D	134,578	N/A	134,578	100.0%

Total	$412,325	$136,996	$275,329	201.0%

Upstream Oil & Gas revenue increased $150,731, or 197.0 percent, primarily due to an increase in major pipeline construction projects at our United States and Canadian businesses, as well as the addition of B&H Construction (“B&H”), the natural gas transmission division from InfrastruX, which was transitioned from the Utility T&D segment to the Upstream Oil & Gas segment, effective January 1, 2011.
In the United States, revenue increased $60,497, or 197.0 percent, with the largest increase, $31,164, being realized by our large diameter pipeline construction group, followed by the addition of B&H construction business, which contributed $20,197 of new revenue in the first quarter of 2011, our core engineering services which increased $7,591 and our pipeline specialty service group, which increased $1,544. Our large diameter construction group commenced work on Segment 1 of the Acadian pipeline, Haynesville Extension Project, which contributed $47,626 in revenue during the first quarter of 2011. By contrast, this same group contributed only $17,133 in the first quarter of 2010. Our engineering group has continued to experience strong demand for their services from our core customers and have added 103 non-administrative headcount, while maintaining an 85% project utilization rate since the first quarter of 2010. Our pipeline specialty services group experienced revenue growth as we continued to establish our ability to serve customers in the Haynesville shale region, performing multiple shorter length and smaller diameter pipeline construction projects.
In Upstream Canada, our revenue increased $88,098, or 284.5 percent. This increase is primarily driven by the Canada cross-country pipeline construction group, which accounted for $84,249 with the addition of three large pipeline projects and the facilities construction group, which accounted for $9,083 due to the addition of two pumphouse construction projects. This was primarily offset in field services by a decline of $5,693 as a result of lower activity levels on projects offset by increases in work order activity from our largest customer for which we provide both capital construction and maintenance services.
In Oman, revenue increased by $2,136, or 14.4 percent primarily driven by increased work volume from our primary recurring service clients. The services we provide to these clients are directly impacted by increased exploration and development spending in Oman.

Downstream Oil & Gas revenue decreased primarily as a result of decreased activity in maintenance and turnaround services. A significant turnaround completed during the first quarter of 2010 was not replaced during the first quarter of 2011. Total maintenance and turnaround revenue decreased $12,705 (38.0 percent) year-over-year in the first quarter.
While the demand for our tank repair and maintenance services remains consistent with 2010, we have experienced increased demand for new tank construction services in 2011. Revenue from tank construction services increased $2,060 (30.3 percent) in the first quarter of 2011 compared to the first quarter of 2010 as a result of several multiple-tank construction contract awards.
The volume of government services work has also increased in 2011. These operations experienced a $1,243 (150.6 percent) increase in revenue in the first quarter of 2011 compared to the first quarter of 2010 as a result of task orders awarded by the U.S. Navy under the Engineering Service Center’s IDIQ contract.
In Canada, 2011 Downstream revenue is up $1,628 as a result of the Enbridge Estevan tank project.
For the three month period ended March 31, 2011, the Utility T&D segment generated contract revenue of $134,578. Two of our business units, Hawkeye and Chapman accounted for $82,641 ($46,175 and $36,467 respectively) or 61.4 percent of revenue for the first quarter. Hawkeye’s revenue was driven by the three large projects discussed below and Chapman’s largest customer is Oncor.
Operating Income
For the three months ended March 31, 2011, operating income decreased $15,387 (77.2 percent) to a loss of $35,309 from a loss of $19,922 during the same period in 2010. A quarter-to-quarter comparison of operating income is as follows:

	Three months ended March 31,
		Operating		Operating	Increase	Percent
	2011(1)	Margin %	2010	Margin %	(Decrease)	Change
Upstream Oil & Gas	$(14,644)	(6.4)%	$(10,906)	(14.3)%	$(3,738)	(34.3)%
Downstream Oil & Gas	(4,389)	(8.7)%	(9,016)	(14.9)%	4,627	51.3%
Utility T&D	(16,276)	(12.1)%	N/A	N/A	(16,276)	(100.0)%

Total	$(35,309)	(8.6)%	$(19,922)	(14.5)%	$(15,387)	(77.2)%

(1)
This table does not reflect change in the fair value of contingent earnout consideration of $6,000 in 2011 which is included in the operating results. The change in fair value of contingent earnout consideration was characterized as a Corporate change in estimate and is not allocated to the reporting segments.

Upstream Oil & Gas operating income decreased $3,738 (34.3 percent) to a loss of $14,644 for the first quarter of 2011 compared to a loss of $10,906 for the first quarter of 2010. This decrease is primarily attributable to the aforementioned loss projects in our Upstream Canada business, which contributed an operating loss of $9,397 and more than offset the increase of $5,052 and $607 at our United States and other non-Canadian international businesses, respectively.
Our United States operations reported a first quarter 2011 operating loss of $5,484, an improvement of $5,052 from an operating loss of $10,536 during the first quarter of 2010. These operations are typically impacted by seasonal trends, which usually lead to lower revenue and operating income during the first and fourth quarters. However, as previously mentioned, in February of 2011, our large diameter pipeline construction group commenced work on Segment 1 of the Acadian pipeline project, which led to higher utilization of our workers and equipment, leading to better margins and operating income during the first quarter of 2011. Further, our margin improvement overall has benefited from favorable weather conditions during the first quarter of 2011, leading to high levels of productivity. Additionally, as previously discussed, we are continuing our expansion of our pipeline specialty services group, which experienced an increase of $869 in operating income. In total, operating income at our United States construction business increased $7,949, or 68.2 percent, from a loss of $11,660 during the first quarter of 2010 to a loss of $3,711 during the first quarter of 2011.
Our engineering group reported a first quarter 2011 operating loss of $409, a decrease of $1,533 from the first quarter of 2010, primarily driven by the accrual of an anticipated settlement of a dispute stemming from a contract completed in 2009, which contributed an additional $1,000 pre-tax loss during the first quarter of 2011. Further, the engineering group was unfavorably impacted by slower than expected progress on one EPC project; which was driven by delays and sub-contractor matters; and the regional office expansion which has required higher capital investment, and further contributed to the operating income decrease from the prior year.

Our newly consolidated B&H construction group reported a first quarter of 2011 operating loss of $1,364 as they returned to a more seasonal demand for their services. This group was acquired during 2010 with the acquisition of InfrastruX and was, as previously discussed, transferred from Utility T&D to Upstream Oil & Gas, effective January 1, 2011.
In Upstream Canada, our operating income decreased $9,397 or 721.7 percent, to a loss of $10,699 from loss of $1,302 for the same period in 2010. This decrease was primarily caused by loss projects in our Canada cross-country pipeline construction and facility construction groups as well as lower margins in our fabrication group. The lump-sum projects that were in a loss position as of quarter-end accounted for $8,357 of contract losses and fabrication accounted for $2,513. Losses within the Canada cross-country pipeline construction group were driven primarily by difficult working conditions causing productivity declines and increased costs. All of the loss projects are in the final stages of completion.
In Oman, operating income increased by $838 or 55.9 percent, to income of $2,338 for the first quarter of 2011 compared to income of $1,500 for the same period in 2010. This increase is primarily the result of the previously discussed revenue increases in addition to lower corporate and inter-segment allocations to this business unit. All other international businesses produced an operating loss of $799 for the first quarter of 2011, a decrease of $231 from the same quarter in 2010.
Downstream Oil & Gas operating income increased primarily as a result of decreased Corporate G&A expenses allocated to the segment and the $2,754 reduction of income in the first quarter of 2010 related to an unapproved change order on a tank construction project. Partially offsetting these operating income increases over the first quarter of 2010 was a reduction in operating income related to the revenue decrease previously discussed in our maintenance and turnaround business.
The overall business unit operating margin for the segment, before Corporate G&A expense allocations, increased 1.2 percent from the first quarter of 2010, driven primarily by cost reductions across the segment throughout 2010 and early 2011. Indirect contract costs and G&A expenses were reduced by $1,657 and $1,317, respectively, quarter-over-quarter. Included in operating costs for the first quarter of 2011 is $106 in costs associated with headcount reductions.
Utility T&D generated an operating loss of $16,276. The first quarter for Utility T&D is historically slower for production; in addition, for 2011, extreme weather affected production further than previously experienced. Three major jobs in the Northeast (BP Solar, Bangor Hydro, and MPRP) were slowed in the first two months due to weather conditions. Our operations in the upper Midwest operated under lower than average temperatures affecting ground conditions and hampering production. As these conditions improved in March, management was able to reset the production schedule and expects to complete these projects on time. Our cable restoration and assessment business had a strong first quarter generating revenue of $11,488 and operating income of $737. Rising fuel costs in the first quarter exceeded expected costs by approximately $1,400 and we expect these higher costs to remain.
Non-Operating Items
Interest expense, net increased $12,676 (601.6 percent) to $14,783 for the three month period ended March 31, 2011 compared to $2,107 for the three month period ended March 31, 2010. The increase is primarily a result of the new Term Loan, which incurred interest charges of $7,518 and amortization charges of $5,194 related to the original issuance discount and debt issuance costs. Interest expense, net was further increased by a reduction in interest income of $138 due to lower levels of invested cash.
Other, net decreased $1,584 (80.4 percent) to income of $387 for the three month period ended March 31, 2011 compared to income of $1,971 for the three month period ended March 31, 2010. The decrease is primarily related to a $1,605 gain on sales of fixed assets recognized in 2010 compared to only $607 of gains recognized in the first quarter of 2011.
Provision for income taxes increased $8,542 (104.9 percent) to a provision of $402 for the three month period ended March 31, 2011 compared to a benefit of $8,140 for the three month period ended March 31, 2010. This increase is primarily attributed to the recognition of a $14,396 provision related to the taxation of non-U.S. earnings and a $264 write-off of deferred tax assets related to tax benefits previously recorded under the FASB’s standard on stock compensation that will no longer be realized. There is no tax impact on the $6,000 reduction of the contingent earnout liability associated with the acquisition of InfrastruX.
Loss from Discontinued Operations, Net of Taxes
Loss from discontinued operations, net of taxes decreased $339 (30.0 percent) to $791 from $1,130 during the same period in 2010. The loss during the three months ended March 31, 2011 is primarily related to legal fees incurred in connection with the WAPCo parent company guarantee assertions as further discussed in Note 17 — Discontinuance of Operations, Asset Disposals, and Transition Services Agreement. The legal fees are expected to escalate and continue over the next several years. At this time, we are unable to estimate the likely total costs.
LIQUIDITY AND CAPITAL RESOURCES
Our financing objective is to maintain financial flexibility to meet the material, equipment and personnel needs to support our project commitments, and pursue our expansion and diversification objectives, while reducing debt. As of March 31, 2011, we had cash and cash equivalents of $79,289. Our cash and cash equivalent balances held in the United States and foreign countries were $35,990 and $43,299, respectively. In April 2011, we discontinued our strategy of permanently reinvesting non-U.S. earnings in foreign operations for the year in connection with ongoing business decisions. To date, we repatriated $25,500 of cash from our principal foreign holding company to repay Term Loan debt. The net effect of this repatriation is reflected on the condensed consolidated balance sheet and condensed consolidated statement of operations.

In addition, the 2010 Credit Agreement consists of a four year, $300,000 Term Loan maturing in July 2014 and a three year Revolving Credit Facility of $175,000. The proceeds from the Term Loan were used to pay part of the cash portion of the merger consideration payable in connection with our acquisition of InfrastruX. Further, we are able to secure funds from the Revolving Credit Facility which is primarily used to provide letters of credit. Our ability to use the Revolving Credit Facility for revolving loans, however, has been restricted as a result of an amendment discussed below.
On March 4, 2011, the 2010 Credit Agreement was amended to allow us to make certain dispositions of equipment, real estate and business units. In most cases, proceeds from these dispositions will be required to be used to pay down the existing Term Loan. Financial covenants and associated definitions, such as Consolidated EBITDA, were also amended to permit us to carry out our business plan and to clarify the treatment of certain items. Further, we have agreed to limit our revolver borrowings to $25,000, with the exception of proceeds from revolving borrowings used to make any payments in respect of the 2.75% Convertible Senior Notes and the 6.5% Senior Convertible Notes, until our total leverage ratio is 3.0 to 1.0 or less. However, the amendment does not change the limit on obtaining letters of credit. The amendment also modifies the definition of Excess Cash Flow to include proceeds from the TransCanada Pipeline arbitration, which would require us to use all, or a portion of, such proceeds to further pay down the existing Term Loan in the fiscal year following receipt. For prepayments made with Net Debt Proceeds or Equity Issuance Proceeds (as those terms are defined in the 2010 Credit Agreement), the amendment requires a prepayment premium of 4% of the principal amount of the Term Loans prepaid before December 31, 2011 and 1% of the principal amount of the Term Loans prepaid on and after December 31, 2011 but before December 31, 2012. Premiums for prepayments made with proceeds other than Net Debt Proceeds or Equity Issuance Proceeds remain the same as set forth under the 2010 Credit Agreement.
Under the 6.5% Convertible Note Indenture, we are not permitted to incur debt, excluding capital lease obligations and insurance premium notes, if it would cause the Leverage Ratio to exceed 4.0 to 1.0. Based on our results in the first quarter of 2011, we will be able to borrow the full amount permitted under the 2010 Credit Agreement, as amended.
As of March 31, 2011, we had $59,357 in short-term borrowings and $25,257 in letters of credit outstanding under our revolving credit facility, leaving a remaining capacity of $90,386.
Our working capital position for continuing operations decreased by $77,258 (28.7 percent) to $192,326 at March 31, 2011 from $269,584 at December 31, 2010. This was primarily the result of a significant reduction in income from continuing operations due to losses on pipeline and facilities work in our Canadian business, coupled with the pre-payment of long term debt with cash, working capital requirements on the Upstream Oil & Gas segment start up of the Acadian project, and the beginning of the Downstream Oil & Gas segment turnaround season.
Further, our overall cash balance has been negatively impacted by an ongoing contract dispute with TransCanada. See Note 14 — Contingencies, Commitments and Other Circumstances in the accompanying financial statements for additional information. As of March 31, 2011, we have $71,159 of unpaid TransCanada receivables. We have submitted this dispute to arbitration for resolution; however, final resolution may not occur for a year or more. We have not established a collectability reserve for these receivables, and we believe adequate financial reserves are available during the interim period prior to receiving payment.

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
Cash flows provided by (used in) continuing operations by type of activity were as follows for the three months ended March 31, 2011 and 2010:

			Increase
	2011	2010	(Decrease)
Operating activities	$(36,212)	$792	$(37,004)
Investing activities	16,231	(3,112)	19,343
Financing activities	(41,867)	(5,378)	(36,489)
Effect of exchange rate changes	1,026	843	183

Cash used in all continuing activities	$(60,822)	$(6,855)	$(53,967)

As of March 31, 2011, we had cash and cash equivalents of $79,289 and working capital excluding discontinued operations of $192,326.
Operating Activities
Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of collection of receivables and the settlement of payables and other obligations. Working capital needs are generally higher during the summer and fall months when the majority of our capital intensive projects are executed. Conversely, working capital assets are typically converted to cash during the winter months. Operating activities from continuing operations used net cash of $36,212 during the period ended March 31, 2011 as compared to provided net cash of $792 during the same period of 2010. The significant decrease in operating cash flows in 2011 as compared to 2010 is due primarily to:
•	an increase in the cash consumed by continuing operations of $21,348, net of non-cash effects; and
•
a decrease in cash flow provided by working capital accounts of $15,656. This decrease was driven primarily by an increase in accounts receivable and contract costs and recognized income not yet billed of $85,523 offset by an increase in accounts payable and accrued liabilities of $78,556 related to Canada cross-country pipeline construction and Acadian project work.

Investing Activities
For the period ended March 31, 2011, investing activities provided net cash of $16,231 as compared to net cash used of $3,112 during the same period of 2010. Investing activities in 2011 included:
•	$8,715 of proceeds from the sale of under-utilized equipment; and
•	$9,402 of purchase price adjustments related to the third quarter 2010 acquisition of InfrastruX.
Financing Activities
For the period ended March 31, 2011, financing activities used net cash of $41,867 as compared to $5,378 for the same period of 2010. Net cash used by financing activities in 2011 resulted primarily from:
•
$60,563 in repayment of notes payable, which includes the repayment of the 2.75% Notes, $25,000 of prepayment on the Term Loan and $6,287 of payments related to capital leases. This was partially offset by

•	$59,357 in proceeds received from the 2010 revolving credit facility, which was utilized to pay off the 2.75% Notes.

Interest Rate Risk
We are subject to hedging arrangements to fix or otherwise limit the interest cost of the Term Loans. We are subject to interest rate risk on our debt and investment of cash and cash equivalents arising in the normal course of business, as we do not engage in speculative trading strategies.
In September 2010, we entered into two 18-month forward interest rate swap agreements for a total notional amount of $150,000 in order to hedge changes in the variable rate interest expense of half of the $300,000 Term Loan maturing on June 30, 2014. Under the swap agreements, we receive interest at a floating rate of three-month LIBOR, conditional on three-month LIBOR exceeding 2 percent (to mirror variable rate interest provisions of the underlying hedged debt), and pays interest at a fixed rate of 2.685 percent, effective March 28, 2012 through June 30, 2014. The swap agreements are designated and qualify as cash flow hedging instruments, with the effective portion of the swaps’ change in fair value recorded in Other Comprehensive Income (“OCI”). The swaps of the variable rate interest are deemed to be a highly effective hedge, and resulted in no gain or loss recorded for hedge ineffectiveness in the consolidated condensed statement of income. Amounts in OCI are reported in interest expense when the hedged interest payments on the underlying debt are recognized. The fair value of each swap agreement was determined using a model with observable inputs (Level 2) including quoted market prices for contracts with similar terms and maturity dates.
Also in September 2010, we entered into two interest rate cap agreements for notional amounts of $75,000 each in order to limit the Term Loan’s interest rate’s exposure to an increase of the interest rate above 3 percent, effective September 28, 2010 through March 28, 2012. Total premiums of $98 were paid for the interest rate caps agreements. The cap agreements are designated and qualify as cash flow hedging instruments, with the effective portion of the caps’ change in fair value recorded in OCI. Amounts in OCI and the premiums paid for the caps are reported in interest expense as the hedged interest payments on the underlying debt are recognized. The interest rate caps are deemed to be highly effective, resulting in an immaterial amount of hedge ineffectiveness recorded in the consolidated condensed statement of income. The fair value of the interest rate cap agreements was determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates. An immaterial amount of OCI relating to the interest rate swap and caps is expected to be recognized in earnings in the coming 12 months.
Capital Requirements
During the three months ended March 31, 2011, continuing operations used cash of $36,212. We believe that our financial results combined with our current liquidity, financial management, and the 2010 Credit Facility, as amended, and previously discussed will ensure sufficient cash to meet our capital requirements for continuing operations. As such, we are focused on the following significant capital requirements:
•	Providing working capital for projects in process and those scheduled to begin in 2011;
•	Funding of our 2011 capital budget of approximately $29,700, of which approximately $11,700 has been committed to date; and
•	Making the final installment payment to the government related to fines and profit disgorgement.
We believe that we will be able to support our ongoing working capital needs through our cash on hand, operating cash flows, sales of idle and under-utilized equipment and potentially, the previously discussed 2010 Credit Facility.
Contractual Obligations
As of March 31, 2011, we had aggregate convertible note principal outstanding of $32,050. In addition, we have various capital leases of construction equipment and property resulting in aggregate capital lease obligations of $5,318 at March 31, 2011.
On March 30, 2011, in addition to our quarterly scheduled payment of $3,750, we made an accelerated payment of $25,000 against the Term Loan. As a result of this accelerated payment, we incurred an additional $2,717 in interest expense attributable to the write-off of unamortized Original Issue Discount and financing costs, inclusive of a 2% premium for early repayment.
As of March 31, 2011, there were $59,357 in outstanding borrowings under the 2010 Credit Facility and there were $25,257 in outstanding letters of credit. All outstanding letters of credit related to continuing operations.
Other commercial commitments, as detailed in our Annual Report on Form 10-K for the year ended December 31, 2010, did not materially change except for payments made in the normal course of business.
NEW ACCOUNTING PRONOUNCEMENTS
See Note 2 — New Accounting Pronouncements in the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q for a summary of any recently issued accounting standards.

FORWARD-LOOKING STATEMENTS
This Form 10-Q includes “forward-looking statements”. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), oil, gas, gas liquids and power prices, demand for our services, future financial performance, the amount and nature of future investments by governments, expansion and other development trends of the oil and gas, refinery, petrochemical and power industries, business strategy, expansion and growth of our business and operations, the outcome of government investigations and legal proceedings and other such matters are forward-looking statements. These forward-looking statements are based on assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties. As a result, actual results could differ materially from our expectations. Factors that could cause actual results to differ from those contemplated by our forward-looking statements include, but are not limited to, the following:
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
Our primary market risk is our exposure to changes in non-U.S. (primarily Canada) currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expenses in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at March 31, 2011 and 2010 or during the three months then ended.

The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable, and accrued liabilities shown in the Condensed Consolidated Balance Sheet approximated fair value at March 31, 2011, due to the generally short maturities of these items. At March 31, 2011, our investments were primarily in short-term dollar denominated bank deposits with maturities of a few days, or in longer-term deposits where funds can be withdrawn on demand without penalty. We have the ability and expect to hold our investments to maturity.
Under the 2010 Credit Agreement, we are subject to hedging arrangements to fix or otherwise limit the interest cost of the Term Loan. Therefore, as of March 31, 2011, we have two 18-month forward interest rate swap agreements entered into in September 2010 for a total notional amount of $150,000 in order to hedge changes in the variable rate interest expense of half of the $300,000 Term Loan maturing on June 30, 2014. Under each swap agreement, we receive interest at a floating rate of three-month LIBOR, conditional on three-month LIBOR exceeding 2 percent (to mirror variable rate interest provisions of the underlying hedged debt), and pay interest at a fixed rate of 2.685 percent, effective March 28, 2012 through June 30, 2014. Each swap agreement is designated and qualifies as a cash flow hedging instrument and is deemed to be a highly effective hedge. The fair value of the swap agreements at March 31, 2011 was $224 and was based on using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates.
We also entered into two interest rate cap agreements for notional amounts of $75,000 each in order to limit exposure to an increase of the interest rate above 3 percent, effective September 28, 2010 through March 28, 2012. The cap agreements are designated and qualify as cash flow hedging instruments and are deemed to be highly effective hedges. The fair value of the interest rate caps at March 31, 2011, was $4 and was based on using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, we have carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2011 due to the material weakness in internal control over financial reporting identified at December 31, 2010, as described below, which continues to exist at March 31, 2011.
Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. At December 31, 2010, management identified a material weakness related to compliance with the established estimation process at the Company’s subsidiary in Canada. Specifically, project cost estimations were not prepared in sufficient detail to properly analyze job margin and management review was not thorough and did not include follow through on issues from prior month estimates.
In response to the identified material weakness, our management, with oversight from our Audit Committee, has implemented, or will implement, the remediation steps listed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2010, including additional monitoring controls to help ensure the proper collection, evaluation and disclosure of the information included in our consolidated financial statements.
We believe these remediation steps, once implemented, will address the material weakness previously identified and will enhance our internal control over financial reporting, as well as our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting
Other than the remedial steps taken to address the material weakness discussed above, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2011.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For information regarding legal proceedings, see the discussion under the captions “Contingencies — Facility Construction Project Termination” in Note 14 — Contingencies, Commitments and Other Circumstances and “Nigeria Assets and Nigeria-Based Operations — Share Purchase Agreement” in Note 17 — Discontinuance of Operations, Asset Disposals, and Transition Services Agreement of our “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Form 10-Q, which information from Notes 14 and 17 is incorporated by reference herein.

Item 1A.	Risk Factors
There have been no material changes to the risk factors involving us from those previously disclosed in Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of our common stock by us during the quarter ended March 31, 2011:

			Total	Maximum
			Number of	Number (or
			Shares	Approximate
			Purchased	Dollar Value) of
			as Part of	Shares That May
	Total		Publicly	Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid Per	Plans or	Under the Plans
	Purchased (1)	Share (2)	Programs	or Programs

Jan 1, 2011 — Jan 31, 2011	11,734	$10.09	—	—
February 1, 2011 — February 28, 2011	5,084	11.36	—	—
March 1, 2011 — March 31, 2011	18,872	10.67	—	—

Total	35,690	$10.58	—	—

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

10.1
Amendment No. 1 to Credit Agreement dated as of March 4, 2011, among Willbros United States Holdings, Inc..as borrower, Willbros Group, Inc. and certain of its subsidiaries, as guarantors, and certain lenders party to the Credit Agreement (filed as Exhibit 10.2 to our report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011 (the “2010 Form 10-K”)).

10.2	Employment Agreement dated as of February 7, 2011, between Willbros United States Holdings, Inc. and J. Robert Berra (filed as Exhibit 10.52 to the 2010 Form 10-K).

10.3	Willbros Group, Inc. 2010 Nonqualified Deferred Compensation Plan (filed as Exhibit 10.41 to the 2010 Form 10-K).

10.4	Willbros Group, Inc. Amended and Restated Management Incentive Compensation Program (Effective March 22, 2011).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLBROS GROUP, INC.
Date: May 9, 2011	By:	/s/ Van A. Welch
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

10.1
Amendment No. 1 to Credit Agreement dated as of March 4, 2011, among Willbros United States Holdings, Inc..as borrower, Willbros Group, Inc. and certain of its subsidiaries, as guarantors, and certain lenders party to the Credit Agreement (filed as Exhibit 10.2 to our report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011 (the “2010 Form 10-K”)).

10.2	Employment Agreement dated as of February 7, 2011, between Willbros United States Holdings, Inc. and J. Robert Berra (filed as Exhibit 10.52 to the 2010 Form 10-K).

10.3	Willbros Group, Inc. 2010 Nonqualified Deferred Compensation Plan (filed as Exhibit 10.41 to the 2010 Form 10-K).

10.4	Willbros Group, Inc. Amended and Restated Management Incentive Compensation Program (Effective March 22, 2011).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.