Form 10-Q
period 2011-06-30
Willbros Group, Inc.\NEW\
filed 2011-08-02
CIK 1449732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, $.05 par value, outstanding as of July 28, 2011 was 48,591,657.

WILLBROS GROUP, INC.
FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2011

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)
PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$93,638	$134,150
Accounts receivable, net	304,533	305,293
Contract cost and recognized income not yet billed	36,127	23,757
Prepaid expenses and other assets	52,470	54,753
Parts and supplies inventories	9,694	10,108
Deferred income taxes	16,331	11,004
Assets held for sale	53,618	66,196

Total current assets	566,411	605,261
Property, plant and equipment, net	193,882	215,002
Goodwill	202,714	211,753
Other intangible assets, net	187,720	195,457
Deferred income taxes	—	16,570
Other assets	44,416	41,759

Total assets	$1,195,143	$1,285,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$260,052	$188,386
Contract billings in excess of cost and recognized income	18,870	14,927
Short-term borrowings under revolving credit facility	59,357	—
Current portion of capital lease obligations	2,756	5,366
Notes payable and current portion of long-term debt	16,461	71,594
Current portion of government obligations	—	6,575
Accrued income taxes	3,378	2,356
Liabilities held for sale	29,644	27,548
Other current liabilities	750	4,832

Total current liabilities	391,268	321,584
Long-term debt	236,907	305,227
Capital lease obligations	2,402	5,741
Contingent earnout	4,000	10,000
Long—term liabilities for unrecognized tax benefits	4,796	4,866
Deferred income taxes	45,089	76,020
Other long-term liabilities	32,557	38,824

Total liabilities	717,019	762,262

Contingencies and commitments (Note 14)

Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 70,000,000 shares authorized and 49,323,665 shares issued at June 30, 2011 (48,546,817 at December 31, 2010)	2,466	2,427
Capital in excess of par value	675,832	674,173
Accumulated deficit	(210,326)	(161,824)
Treasury stock at cost, 696,930 shares at June 30, 2011 (629,320 at December 31, 2010)	(10,634)	(10,045)
Accumulated other comprehensive income	19,928	17,938

Total Willbros Group, Inc. stockholders’ equity	477,266	522,669
Noncontrolling interest	858	871

Total stockholders’ equity	478,124	523,540

Total liabilities and stockholders’ equity	$1,195,143	$1,285,802

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Contract revenue	$458,336	$247,271	$787,222	$385,296

Operating expenses:
Contract	407,559	203,924	723,615	334,996
Amortization of intangibles	3,917	953	7,834	1,905
General and administrative	33,733	22,720	73,376	46,313
Settlement of project dispute	8,236	—	8,236	—
Changes in fair value of contingent earnout	—	—	(6,000)	—
Other charges	28	794	173	613

	453,473	228,391	807,234	383,827

Operating income (loss)	4,863	18,880	(20,012)	1,469

Other income (expense):
Interest expense, net	(10,446)	(2,100)	(25,246)	(4,209)
Loss on early extinguishment of debt	(4,124)	—	(4,124)	—
Other, net	3,931	445	4,031	1,356

	(10,639)	(1,655)	(25,339)	(2,853)

Income (loss) from continuing operations before income taxes	(5,776)	17,225	(45,351)	(1,384)

Provision (benefit) for income taxes	(13,841)	6,060	(13,439)	(1,675)

Income (loss) from continuing operations	8,065	11,165	(31,912)	291
Loss from discontinued operations net of provision (benefit) for income taxes	(11,087)	(2,183)	(16,008)	(4,357)

Net income (loss)	(3,022)	8,982	(47,920)	(4,066)
Less: Income attributable to noncontrolling interest	(311)	(353)	(582)	(609)

Net income (loss) attributable to Willbros Group, Inc.	$(3,333)	$8,629	$(48,502)	$(4,675)

Reconciliation of net income attributable to Willbros Group, Inc.

Income (loss) from continuing operations	$7,754	$10,812	$(32,494)	$(318)
Loss from discontinued operations	(11,087)	(2,183)	(16,008)	(4,357)

Net income (loss) attributable to Willbros Group, Inc.	$(3,333)	$8,629	$(48,502)	$(4,675)

Basic income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$0.16	$0.28	$(0.69)	$(0.01)
Loss from discontinued operations	(0.23)	(0.06)	(0.34)	(0.11)

Net income (loss)	$(0.07)	$0.22	$(1.03)	$(0.12)

Diluted income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$0.16	$0.27	$(0.69)	$(0.01)
Loss from discontinued operations	(0.23)	(0.05)	(0.34)	(0.11)

Net income (loss)	$(0.07)	$0.22	$(1.03)	$(0.12)

Weighted average number of common shares outstanding:
Basic	47,437,024	39,018,105	47,376,507	38,979,275

Diluted	47,776,439	42,352,485	47,376,507	38,979,275

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)
(Unaudited)

	Six Months
	Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(47,920)	$(4,066)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	16,008	4,358
Depreciation and amortization	35,708	14,260
Loss on early extinguishment of debt	4,124	—
Changes in fair value of contingent earnout liability	(6,000)	—
Stock-based compensation	3,468	4,578
Deferred income tax benefit	(22,842)	(3,426)
Settlement of project dispute	8,236	—
Provision for bad debts	664	450
Other non-cash	4,318	3,216
Changes in operating assets and liabilities:
Accounts receivable, net	(7,210)	(79,565)
Payments on government fines	(6,575)	(6,575)
Contract cost and recognized income not yet billed	(16,377)	31,335
Prepaid expenses and other assets	10,196	4,227
Accounts payable and accrued liabilities	68,445	23,429
Accrued income taxes	864	(2,882)
Contract billings in excess of cost and recognized income	3,941	31,921
Other liabilities	(8,314)	(2,864)

Cash provided by operating activities of continuing operations	40,734	18,396
Cash provided by (used in) operating activities of discontinued operations	(9,688)	19,264

Cash provided by operating activities	31,046	37,660
Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired and earnout	9,402	—
Proceeds from sales of property, plant and equipment	15,341	198
Purchase of property, plant and equipment	(6,343)	(8,550)
Maturities of short-term investments	—	11,455
Purchase of short-term investments	—	(255)

Cash provided by investing activities of continuing operations	18,400	2,848
Cash provided by investing activities of discontinued operations	1,072	1,378

Cash provided by investing activities	19,472	4,226
Cash flows from financing activities:
Proceeds from revolving credit facility	59,357	—
Payments on capital leases	(7,199)	(3,458)
Repayment of notes payable	(63,841)	(4,936)
Payments on term loan	(72,500)	—
Payments to reacquire common stock	(589)	(668)
Costs of debt issues	(4,935)	(1,960)
Stock-based compensation tax deficiency	—	(1,423)
Dividend distribution to noncontrolling interest	(595)	(525)

Cash used in financing activities of continuing operations	(90,302)	(12,970)
Cash used in financing activities of discontinued operations	(5)	(68)

Cash used in financing activities	(90,307)	(13,038)
Effect of exchange rate changes on cash and cash equivalents	1,691	(805)

Net increase (decrease) in cash and cash equivalents	(38,098)	28,043
Cash and cash equivalents of continuing operations, beginning of period	134,150	196,903
Cash and cash equivalents of discontinued operations, beginning of period	6,951	1,781

Cash and cash equivalents, beginning of period	141,101	198,684
Cash and cash equivalents, end of period	103,003	226,727
Less: cash and cash equivalents of discontinued operations, end of period	(9,365)	(23,404)

Cash and cash equivalents, end of period	$93,638	$203,323

Supplemental disclosures of cash flow information:
Cash paid for interest (including discontinued operations)	$15,927	$1,216
Cash paid for income taxes (including discontinued operations)	$3,926	$3,125
Supplemental non-cash investing and financing transactions:
Prepaid insurance obtained by note payable	$6,829	$11,687
Equipment received through like-kind exchange	$—	$3,355
Equipment surrendered through like-kind exchange	$—	$2,550
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
1. The Company and Basis of Presentation
Willbros Group, Inc., a Delaware corporation, and its subsidiaries (the “Company,” “Willbros” or “WGI”), is a global contractor specializing in energy infrastructure, serving the oil, gas, petrochemical and power industries. The Company’s offerings include engineering procurement and construction (either individually or as an integrated “EPC” service offering), ongoing maintenance and other specialty services. The Company’s principal markets for continuing operations are the United States, Canada, and Oman. The Company obtains its work through competitive bidding and through negotiations with prospective clients. Contract values range from several thousand dollars to several hundred million dollars and contract durations range from a few weeks to more than two years.
The accompanying Condensed Consolidated Balance Sheet as of December 31, 2010, which has been derived from audited consolidated financial statements, and the unaudited interim Condensed Consolidated Financial Statements as of June 30, 2010 and 2011, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, the Company believes the presentations and disclosures herein are adequate to make the information not misleading. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s December 31, 2010 audited Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
In the opinion of management, the unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary to fairly state the financial position as of June 30, 2011, and the results of operations and cash flows of the Company for all interim periods presented. The results of operations and cash flows for the six months ended June 30, 2011 are not necessarily indicative of the operating results and cash flows to be achieved for the full year.
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
As discussed in Note 17 — Discontinuance of Operations, Asset Disposals, and Transition Services Agreement, the Company has disposed of certain assets and operations and intends to dispose of others that are together classified as discontinued operations (collectively the “Discontinued Operations”). Accordingly, these Condensed Consolidated Financial Statements reflect these operations as Discontinued Operations in all periods presented. The disclosures in the Notes to the Condensed Consolidated Financial Statements relate to continuing operations except as otherwise indicated.
The carrying value of financial instruments does not materially differ from fair value.
Reclassifications — Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. These reclassifications relate primarily to the classification of the Company’s Libya operations and the Company’s Canadian cross-country pipeline construction operations as discontinued operations as determined during the fourth quarter of 2010, and the second quarter of 2011, respectively. These reclassifications have no impact on our previously reported results of operations, consolidated financial position or cash flows.
Historically, the Company classified cash flows associated with government obligations, specifically the United States Department of Justice (“DOJ”) and the SEC, as cash flows from financing activities based on the presence of financing elements in the final settlement agreements with these entities. However, as these obligations also possess elements of operating activities, the Company has determined that it will classify the related cash flows as cash flows from operating activities. Accordingly, prior period amounts were reclassified in the Consolidated Statements of Cash Flows to conform to the current year presentation. See Note 7 — Government Obligations for additional information pertaining to these obligations.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
1. The Company and Basis of Presentation (continued)
Out-of-Period Adjustments — The Company recorded out-of-period adjustments to correct errors primarily related to income taxes and revenue. The tax adjustments related to an error in calculation of the income tax provision and over-accrual of interest associated with estimated tax contingencies. Revenue was overstated as a result of the use of incorrect data for two contracts in the Company’s Downstream Oil & Gas segment. The net impact of these adjustments was a decrease to its pre-tax loss and net loss in the amount of $1,176 and $381, respectively, for the three months ended June 30, 2011 and a decrease to its pre-tax loss and net loss in the amount of $1,208 and $685, respectively, for the six months ended June 30, 2011. The Company does not believe these adjustments are material to its Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2011, after considering its expected 2011 annual financial results, nor does it believe such items are material to any of its prior annual or quarterly financial statements.
2. New Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (“FASB”) issued an update to its standard on goodwill impairment which did not change the prescribed method of calculating the carrying value of a reporting unit in the performance of step one of the goodwill impairment test. However, the update does require entities with a zero, or negative, carrying value in a reporting unit to assess, considering qualitative factors such as the impairment indicators listed in the FASB’s standard on goodwill, whether it is more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that a goodwill impairment exists, then the entity must perform step two of the goodwill impairment test. This update is effective for impairment tests performed during entities’ fiscal years (and interim periods within those years) that begin after December 15, 2010. Management has completed its evaluation of this update, noting the impact on the Company’s consolidated financial position or results of operations is immaterial.
In May 2011, the FASB issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in a common definition of fair value and common requirements for measurement and disclosure between U.S. GAAP and International Financial Reporting Standards (IFRS). Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance is not expected to have a material impact on the Company’s consolidated financial position and results of operations.
In June 2011, the FASB issued an update related to the presentation of comprehensive income. This update eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company believes the adoption of this standard concerns presentation and disclosure only and will not have a material impact on its consolidated financial position or results of operations.
3. Acquisition
On July 1, 2010, the Company completed the acquisition of 100 percent of the outstanding stock of InfrastruX Group, Inc. (“InfrastruX”) for a purchase price of $476,398, inclusive of certain working capital adjustments. The Company paid $362,980 in cash, a portion of which was used to retire InfrastruX indebtedness and pay InfrastruX transaction expenses, and issued 7,923,308 shares of the Company’s common stock to the shareholders of InfrastruX. Cash paid was comprised of $62,980 in cash from operations and $300,000 from a new term loan facility. The acquisition was completed pursuant to an Agreement and Plan of Merger (the “Merger”), dated March 11, 2010.
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
3. Acquisition (continued)
Consideration
Total consideration transferred in acquiring InfrastruX is summarized as follows:

Proceeds from newly issued term loan facility	$300,000

Cash provided from operations	62,980

Total cash consideration	362,980

Issuance of WGI common stock	58,078	(1)

Contingent consideration	55,340	(2)

Total Consideration	$476,398

(1)	Represents 7,923,308 shares issued, which have been valued at the closing price of Company stock on July 1, 2010, the acquisition date.

(2)	Estimated as of acquisition announcement based on a probability estimate of InfrastruX’s EBITDA achievements during the earnout period. See Note 15 — Fair Value Measurements.
This transaction has been accounted for using the acquisition method of accounting which requires that, among other things, assets acquired and liabilities assumed be recorded at their fair values as of the acquisition date. The excess of the consideration transferred over those fair values is recorded as goodwill. The allocation of purchase price to acquired assets and liabilities is as follows:

Assets acquired:
Cash and cash equivalents	$9,278
Accounts receivable	124,856
Inventories	4,501
Prepaid expenses and other current assets	39,565
Property, plant and equipment	156,160
Intangible assets	168,409
Goodwill	175,420 (3)
Other long-term assets	21,924
Liabilities assumed:
Accounts payable and other accrued liabilities	(97,985)
Capital lease obligations	(4,977)
Vendor related debt	(2,761)
Deferred income taxes and other tax liabilities	(95,902)
Other long-term liabilities	(22,090)

Net Assets Acquired	$476,398

(3)	Includes post acquisition purchase price adjustment of $9,402, related to settlement of working capital balance in the first quarter of 2011.
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
3. Acquisition (continued)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2010	2010
Revenues	$403,640	$659,095
Net income (loss) attributable to Company shareholders	(11,220)	23,701
Basic net loss per share	(0.29)	(0.61)
Diluted net loss per share	(0.26)	(0.61)
4. Contracts in Progress
Contract costs and recognized income not yet billed on uncompleted contracts arise when revenues have been recorded, but the amounts cannot be billed under the terms of the contracts. Contract billings in excess of cost and recognized income arise when billed amounts exceed revenues recorded. Amounts are billable to customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract. Also included in contract cost and recognized income not yet billed on uncompleted contracts are amounts the Company seeks to collect from customers for change orders approved in scope but not for price associated with that scope change (unapproved change orders). Revenue for these amounts is recorded equal to cost incurred when realization of price approval is probable and the estimated amount is equal to or greater than the Company’s cost related to the unapproved change order. Unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded unapproved change orders may be made in the near-term. If the Company does not successfully resolve these matters, revenues that have been previously recorded may be required to be reduced.
Contract cost and recognized income not yet billed and related amounts billed as of June 30, 2011 and December 31, 2010 was as follows:

	June 30,	December 31,
	2011	2010
Cost incurred on contracts in progress	$815,832	$701,974
Recognized income	158,881	139,921

	974,713	841,895
Progress billings and advance payments	(957,456)	(833,065)

	$17,257	$8,830

Contract cost and recognized income not yet billed	$36,127	$23,757
Contract billings in excess of cost and recognized income	(18,870)	(14,927)

	$17,257	$8,830

Contract cost and recognized income not yet billed includes $4,160 and $3,216 at June 30, 2011 and December 31, 2010, respectively, on completed contracts.
The balances billed but not paid by customers pursuant to retainage provisions in certain contracts will be due upon completion of the contracts and acceptance by the customer. Based on the Company’s experience with similar contracts in recent years, the majority of the retention balances at each balance sheet date will be collected within the next twelve months. Retainage balances at June 30, 2011 and December 31, 2010, were approximately $32,398 and $14,674, respectively, and are included in accounts receivable.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
5. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2011, by business segment, are detailed below:

		Impairment
Upstream Oil & Gas	Goodwill	Reserves	Total, Net
Balance as of December 31, 2010	13,177	—	13,177
Impairment losses	—	—	—
Translation adjustments and other	363	—	363

Balance as of June 30, 2011	13,540	—	13,540

		Impairment
Downstream Oil & Gas	Goodwill	Reserves	Total, Net
Balance as of December 31, 2010	136,049	(122,295)	13,754
Impairment losses	—	—	—
Translation adjustments and other	—	—	—

Balance as of June 30, 2011	136,049	(122,295)	13,754

		Impairment
Utility T&D	Goodwill	Reserves	Total, Net
Balance as of December 31, 2010	184,822	—	184,822
Purchase price adjustments	(9,402)	—	(9,402)
Impairment losses	—	—	—
Translation adjustments and other	—	—	—

Balance as of June 30, 2011	175,420	—	175,420

The changes in the carrying amounts of intangible assets for the six months ended June 30, 2011 are detailed below:

	Customer	Trademark /	Non-compete
	Relationships	Tradename	Agreements	Technology	Total
Balance as of December 31, 2010	$176,213	$13,249	$770	$5,225	$195,457
Additions	—	97	—	—	97
Amortization	(6,747)	(702)	(110)	(275)	(7,834)

Balance as of June 30, 2011	$169,466	$12,644	$660	$4,950	$187,720

Weighted Average Remaining Amortization Period	12.8 yrs	8.8 yrs	3.0 yrs	9.0 yrs

Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 15 years.
Amortization expense included in net income for the six months ended June 30, 2011 was $7,834. Estimated amortization expense for the remainder of 2011 and each of the subsequent five years and thereafter is as follows:

Fiscal year:
2011	$7,819
2012	15,638
2013	15,638
2014	15,528
2015	15,418
2016	15,418
Thereafter	102,261

Total amortization	$187,720

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
6. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities as of June 30, 2011 and December 31, 2010 were as follows:

	June 30,	December 31,
	2011	2010

Trade accounts payable	$135,361	$90,617
Payroll and payroll liabilities	53,065	40,945
Provision for loss contract costs	449	1,603
Accrued insurance	39,303	27,524
Other accrued liabilities	31,874	27,697

Total accounts payable and accrued liabilities	$260,052	$188,386

7. Government Obligations
Government obligations represent amounts due to government entities, specifically the DOJ and the SEC, in final settlement of the investigations involving violations of the Foreign Corrupt Practices Act (the “FCPA”) and violations of the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These investigations stem primarily from the Company’s former operations in Bolivia, Ecuador and Nigeria. In May 2008, the Company reached final settlement agreements with the DOJ and the SEC to settle their investigations. As previously disclosed, the agreements provided for an aggregate payment of $32,300, including $22,000 in fines to the DOJ related to the FCPA violations, consisting of $10,000 paid on signing and $4,000 annually for three years thereafter, with no interest due on unpaid amounts, and $10,300 to the SEC, consisting of $8,900 of profit disgorgement and $1,400 of pre-judgment interest, payable in four equal annual installments of $2,575 with the first installment paid on signing and annually for three years thereafter. Post-judgment interest is payable on the outstanding $7,725.
In May 2008, the Company paid $12,575 of the aggregate obligation which consisted of the initial $10,000 payment to the DOJ and the first installment of $2,575 to the SEC, inclusive of all pre-judgment interest. In 2009 and 2010, the Company paid $6,575 of the aggregated obligation each year which consisted of the $4,000 annual installment to the DOJ and the $2,575 annual installment to the SEC, inclusive of all pre-judgment interest.
In May 2011, the Company paid the remaining related aggregated obligation of $6,575, consisting of $4,000 and $2,575 to the DOJ and SEC, respectively.
8. Long-term Debt
Long-term debt as of June 30, 2011 and December 31, 2010 was as follows:

	June 30,	December 31,
	2011	2010

Term loan, net of unamortized discount of $10,754 and $16,126	$215,996	$283,124
Borrowings under credit facility	59,357	—
2.75% convertible senior notes, net	—	58,675
6.5% senior convertible notes, net	32,050	32,050
Capital lease obligations	5,158	11,107
Other obligations	5,322	2,972

Total long-term debt	317,883	387,928
Less: current portion	(78,574)	(76,960)

Long-term debt, net	$239,309	$310,968

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
The initial aggregate amount of commitments for the Revolving Credit Facility totaled $175,000, including an accordion feature enabling the Company to increase the size of the facility by an incremental $75,000 if it is in compliance with certain terms of the Revolving Credit Facility. The Revolving Credit Facility is available for letters of credit and for revolving loans, which may be used for working capital and general corporate purposes. The Company is able to utilize 100 percent of the Revolving Credit Facility to obtain letters of credit and will have a sublimit of $150,000 for revolving loans. However, the Company’s ability to utilize the Revolving Credit Facility for revolving loans is currently restricted under the 6.5% Senior Convertible Notes (the “6.5% Notes”) covenant prohibiting the Company from incurring any additional indebtedness if its maximum leverage ratio exceeds 4.00 to 1.00. For additional information, see the “6.5% Senior Convertible Notes” caption.
On March 4, 2011, the 2010 Credit Agreement was amended to allow the Company to make certain dispositions of equipment, real estate and business units. In most cases, proceeds from these dispositions would be required to pay down the existing Term Loan made pursuant to the 2010 Credit Agreement. Financial covenants and associated definitions, such as Consolidated EBITDA, were also amended to permit the Company to carry out its business plan and to clarify the treatment of certain items. Further, the Company has agreed to limit its revolver borrowings to $25,000, with the exception of proceeds from revolving borrowings used to make any payments in respect of both the 2.75% Convertible Senior Notes (the “2.75% Notes”) and the 6.5% Notes, until its maximum total leverage ratio is 3.0 to 1.0 or less. This amendment does not change the limit on obtaining letters of credit. The amendment also modifies the definition of Excess Cash Flow to include proceeds from the TransCanada Pipeline Arbitration, which would require the Company to use all or a portion of such proceeds to further pay down the existing Term Loan in the fiscal year following receipt. For prepayments made with Net Debt Proceeds or Equity Issuance Proceeds (as those terms are defined in the 2010 Credit Agreement), the amendment requires a prepayment premium of 4% of the principal amount of the Term Loans to be paid before December 31, 2011 and 1% of the principal amount of the Term Loans to be paid on or after December 31, 2011 but before December 31, 2012. Premiums for prepayments made with proceeds other than Net Debt Proceeds or Equity Issuance Proceeds remain the same as set forth under the 2010 Credit Agreement.
Subsequent to this amendment, on March 15, 2011, the Company borrowed $59,357 under the Revolving Credit Facility to fund the purchase of its 2.75% Notes. These borrowings are included in “Short-term borrowings under revolving credit facility” at June 30, 2011.
During the six months ended June 30, 2011, in addition to its quarterly scheduled payments of $3,750, the Company made accelerated payments of $65,000 against the Term Loan. On June 30, 2011, a $40,000 accelerated payment of the Term Loan resulted in the recognition of a $4,124 loss attributed to the write-off of unamortized Original Issue Discount and financing costs inclusive of a 2 percent early payment fee. Such loss is recorded in the line item “Loss on early extinguishment of debt” for the three and six months ended June 30, 2011.
Interest payable under the 2010 Credit Agreement is determined by the loan type. Base rate loans require annual interest payments equal to the adjusted base rate plus the applicable margin for base rate loans. The adjusted base rate is equal to the highest of (a) the Prime Rate in effect for such day, (b) the sum of the Federal Funds Effective Rate in effect for such day plus 1/2 of 1.0% per annum, (c) the sum of the Prime, London Inter-Bank Offered Rate (“LIBOR”) or Eurocurrency Rate in effect for such day with a maturity of one month plus 1.0% per annum and (d) with respect to Term Loans only is 3.0% per annum. The applicable margin for base rate loans is 6.50% per annum for Term Loans and a fixed margin based on the Company’s leverage ratio for revolving advances. Eurocurrency rate loans require annual interest payments equal to the Eurocurrency Rate plus the applicable margin for Eurocurrency rate loans. The Eurocurrency Rate is equal to the LIBOR rate in effect for such day, subject to a 2.0% floor for Term Loans only. The applicable margin for Eurocurrency rate loans is 7.50% per annum for Term Loans and a fixed margin based on the Company’s leverage ratio for revolving advances. As of June 30, 2011, the interest rate on the Term Loan (currently a Eurocurrency rate loan) was 9.5%. Interest payments on the Eurocurrency rate loans are payable in arrears on the last day of such interest period, and, in the case of interest periods of greater than three months, on each business day which occurs at three month intervals from the first day of such interest period. Interest payments on base rate loans are payable quarterly in arrears on the last business day of each calendar quarter. Additionally, the Company is required under the terms of the 2010 Credit Agreement to maintain in effect one or more hedging arrangements to fix or otherwise limit the interest cost with respect to at least 50 percent of the aggregate outstanding principal amount of the Term Loan.

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
The 2010 Credit Agreement includes customary affirmative and negative covenants, including:
•	Maintenance of a minimum interest coverage ratio, as defined in the 2010 Credit Agreement, of at least 2.00 to 1.00.
•	Maintenance of a maximum total leverage ratio, as defined under the 2010 Credit Agreement, not to exceed 5.00 to 1.00.
•
Maintenance of a minimum tangible net worth requirement of $240,000, as defined under the 2010 Credit Agreement, plus 50% of consolidated net income (loss) plus 75% of equity issuance proceeds plus 75% of the increase in stockholder’s equity after the conversion of the 2.75% Notes.

•	Limitations on capital expenditures (greater of $70,000 or 25% of EBITDA).
•	Limitations on indebtedness.
•	Limitations on liens.
•	Limitations on certain asset sales and dispositions.
•	Limitations on certain acquisitions and asset purchases if certain liquidity levels are not maintained.
A default under the 2010 Credit Agreement may be triggered by events such as a failure to comply with financial covenants or other covenants under the 2010 Credit Agreement; a failure to make payments when due under the 2010 Credit Agreement; a failure to make payments when due in respect of, or a failure to perform obligations relating to, debt obligations in excess of $15,000; a change of control of the Company; and certain insolvency proceedings. A default under the 2010 Credit Agreement would permit Crédit Agricole and the lenders to terminate their commitment to make cash advances or issue letters of credit, require the immediate repayment of any outstanding cash advances with interest and require the cash collateralization of outstanding letter of credit obligations. As of June 30, 2011, the Company was in compliance with all covenants under the 2010 Credit Agreement.
Incurred unamortized debt issue costs associated with the 2010 Credit Agreement are $13,445 as of June 30, 2011. These debt issue costs are included in “Other assets” at June 30, 2011. These costs will be amortized to interest expense over the three and four-year terms of the Revolving Credit Facility and Term Loan, respectively.
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
The 6.5% Notes are governed by an indenture by and among the Company, as issuer, WUSH, as guarantor, and Bank of Texas, N.A. (as successor to the original trustee), as Trustee (the “Indenture”), and were issued under the Purchase Agreement by and among the Company and the initial purchasers of the 6.5% Notes (the “Purchasers”), in a transaction exempt from the registration requirements of the Securities Act. The 6.5% Notes are convertible into shares of the Company’s common stock at a conversion rate of 56.9606 shares of common stock per $1,000 principal amount of

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
8. Long-term Debt (continued)
notes representing a conversion price of approximately $17.56 per share. If all notes had been converted to common stock at June 30, 2011, 1,825,587 shares would have been issuable based on the principal amount of the 6.5% Notes which remain outstanding, subject to adjustment in certain circumstances. The 6.5% Notes are general senior unsecured obligations. Interest is due semi-annually on June 15 and December 15.
The 6.5% Notes mature on December 15, 2012 unless the notes are repurchased or converted earlier. The Company does not have the right to redeem the 6.5% Notes prior to maturity. Upon maturity, the principal amount plus the accrued interest through the day prior to the maturity date is payable only in cash. The 6.5% Notes remain outstanding as of June 30, 2011 and continue to be subject to the terms and conditions of the Indenture governing the 6.5% Notes. An aggregate principal amount of $32,050 remains outstanding (net of $0 discount) and has been classified as long-term and included within “Long-term debt” on the Consolidated Balance Sheet at June 30, 2011. The holders of the 6.5% Notes have the right to require the Company to purchase the 6.5% Notes for cash upon the occurrence of a Fundamental Change, as defined in the Indenture. In addition to the amounts described above, the Company will be required to pay a “make-whole premium” to the holders of the 6.5% Notes who elect to convert their notes into the Company’s common stock in connection with a Fundamental Change. The make-whole premium is payable in additional shares of common stock and is calculated based on a formula with the premium ranging from 0.0 percent to 28.0 percent depending on when the Fundamental Change occurs and the price of the Company’s stock at the time the Fundamental Change occurs.
Upon conversion of the 6.5% Notes, the Company has the right to deliver, in lieu of shares of its common stock, cash or a combination of cash and shares of its common stock. Under the Indenture, the Company is required to notify holders of the 6.5% Notes of its method for settling the principal amount of the 6.5% Notes upon conversion. This notification, once provided, is irrevocable and legally binding upon the Company with regard to any conversion of the 6.5% Notes. On March 21, 2006, the Company notified holders of the 6.5% Notes of its election to satisfy its conversion obligation with respect to the principal amount of any 6.5% Notes surrendered for conversion by paying the holders of such surrendered 6.5% Notes 100 percent of the principal conversion obligation in the form of common stock of the Company. Until the 6.5% Notes are surrendered for conversion, the Company will not be required to notify holders of its method for settling the excess amount of the conversion obligation relating to the amount of the conversion value above the principal amount, if any. In the event of a default of $10,000 or more on any credit agreement, including the 2010 Credit Facility, a corresponding event of default would result under the 6.5% Notes.
A covenant in the indenture for the 6.5% Notes prohibits the Company from incurring any additional indebtedness, subject to certain exceptions, if its maximum total leverage ratio exceeds, 4.00 to 1.00 which the Company exceeded at June 30, 2011. As long as the Company exceeds this threshold, it is precluded from borrowing under the 2010 Credit Facility.
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

The amount of interest expense recognized and effective interest rate related to this debt for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Contractual coupon interest	$521	$521	$1,042	$1,042
Amortization of discount	—	148	—	294

Interest expense	$521	$669	$1,042	$1,336

Effective interest rate	8.46%	8.46%	8.46%	8.46%
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
8. Long-term Debt (continued)
The amount of interest expense recognized and the effective interest rate for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Contractual coupon interest	$—	$408	$332	$816
Amortization of discount	—	645	682	1,278

Interest expense	$—	$1,053	$1,014	$2,094

Effective interest rate	7.40%	7.40%	7.40%	7.40%
Capital Leases
The Company has entered into multiple capital lease agreements to acquire various units of construction equipment which have a weighted average interest rate of 5.7 percent. Assets held under capital leases at June 30, 2011 and December 31, 2010 is summarized below:

	June 30,	December 31,
	2011	2010

Construction equipment	$2,960	$13,706
Transportation equipment	5,085	9,630
Furniture and equipment	2,677	1,885

Total assets held under capital lease	10,722	25,221

Less: accumulated depreciation	(3,487)	(10,733)

Net assets under capital lease	$7,235	$14,488

9. Retirement Benefits
The Company has defined contribution plans that are funded by participating employee contributions and the Company. The Company matches employee contributions, up to a maximum of five percent of salary, in the form of cash. The Company match was suspended in March 2011. Company contributions for the six months ended June 30, 2011 and 2010 were $2,117 and $1,462, respectively.
In connection with the Company’s acquisition of InfrastruX, the Company is subject to additional collective bargaining agreements with various unions. As a result, the Company participates with other companies in the unions’ multi-employer pension and other postretirement benefit plans. These plans cover all employees who are members of such unions. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multi-employer plan in the event of the employer’s withdrawal from, or upon termination of, such plan. The Company has no intention to withdraw from these plans. The plans do not maintain information on the net assets and actuarial present value of the plans’ unfunded vested benefits allocable to the Company, and the amounts, if any, for which the Company may be contingently liable, are not ascertainable at this time. Contributions to all union multi-employer pension and other postretirement plans by the Company for the six months ended June 30, 2011 and 2010 were $21,431 and $2,257, respectively.
10. Income Taxes
For the six months ended June 30, 2010, the Company's effective tax rate from continuing operations was 121 percent. For the same six-month period in 2011, the Company's effective tax rate was 29.6 percent. The effective tax rate for the 6 month period ended 2010 was favorably impacted by a net $1,325 comprised of $1,600 recognition of uncertain tax positions partially offset by $275 of interest accrued on uncertain tax positions. The effective tax rate for the 6 months ended 2010 would have been 25 percent without these two discrete items. The first 6 months of 2011 includes $4,142 of additional tax expense associated with the provision for the repatriation of foreign earnings and profits. Other discrete items impacting the effective tax rate for the first six months of 2011 include a $414 write-off of deferred tax assets related to tax benefits previously recorded under stock compensation that will no longer be realized and $1,937 of deferred tax benefit associated with the $6,000 reduction of contingent earnout liability in connection with the acquisition of InfrastruX. Tax benefit recorded in the second quarter 2011 for the aforementioned discrete items total $84. Exclusion of the previously referenced items from the six month 2011 tax provision results in an effective tax rate of 35.0 percent.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
10. Income Taxes (continued)
In April 2011, the Company discontinued its strategy of reinvesting non-U.S. earnings in foreign operations. As of June 30, 2011, the Company has repatriated $25,500 of cash from its principal foreign holding company and used the cash to repay the Term Loan. The provision for taxes was $13,983 benefit in the first quarter of 2011 associated with the repatriation of foreign earnings and profits. Subsequently, actual and projected foreign earnings and profits were reduced as a result of increased losses in Canada and WAPCo litigation costs; such losses resulted in a second quarter tax benefit of $9,841 and a net first six months of 2011 tax expense of $4,142. The Company may repatriate available foreign cash throughout the year to further reduce Term Loan debt and fund U.S. working capital needs and use its available U.S. net operating losses to offset dividend income recognized in the U.S. Additionally, the Company does not anticipate recording additional tax expense related to additional repatriations of previously recognized non-U.S. earnings to the U.S.
For the three months ended June 30, 2010, the Company's effective tax rate from continuing operations was 35 percent. For the same three-month period in 2011, the Company's effective tax rate was 240 percent resulting primarily from certain discrete items representing an aggregate benefit of $9,697, comprised of a significant reduction in the provision for taxes of $9,841 on its repatriation of foreign earnings. An additional tax benefit resulted from a change in the Company's projected effective income tax rate from 28 percent to 35 percent (excluding discrete items) in which an additional tax benefit of $2,770 was recorded in the period. These discrete items combined with the aforementioned projected rate increase represent $12,467 of the total second quarter tax benefit of $13,841.
11. Stockholders’ Equity
The information contained in this note pertains to continuing and discontinued operations.
Comprehensive Income
The Company’s foreign operations are translated into U.S. dollars and a translation adjustment is recorded in other comprehensive income (loss), net of tax, as a result. Additionally, changes in fair value on cash flow hedges are recorded in other comprehensive income (loss), net of tax, until the hedged transactions occur. The following table presents the components of comprehensive loss for the periods presented:.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net loss	$(3,022)	$8,982	$(47,920)	$(4,066)
Foreign currency translation adjustment, net of tax	272	(3,926)	3,109	(739)

Change in fair value on cash flow hedges, net of tax	(1,232)	—	(1,119)	—

Comprehensive income (loss)	(3,982)	5,056	(45,930)	(4,805)
Less: income attributable to noncontrolling interest	(311)	(353)	(582)	(609)

Comprehensive income (loss) attributable to Willbros Group, Inc.	$(4,293)	$4,703	$(46,512)	$(5,414)

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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
11. Stockholders’ Equity (continued)
On May 26, 2010, the Company established the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (the “2010 Plan”) with 2,100,000 shares of common stock authorized for issuance to provide for awards to key employees of the Company. All future grants of stock awards to key employees will be made through the 2010 Plan. As a result, the 1996 Plan was frozen, with the exception of normal vesting, forfeiture and other activity associated with awards previously granted under the 1996 Plan. At June 30, 2011, the 2010 Plan had 1,197,675 shares available for grant.
Restricted stock and restricted stock units or rights, also described collectively as restricted stock units (“RSU’s”), and options granted to employees vest generally over a three to four year period. Options granted under the 2010 Plan expire 10 years subsequent to the grant date. Upon stock option exercise, common shares are issued from treasury stock. Options granted under the Director Plan are fully vested. Restricted stock and restricted stock rights granted under the 2006 Director Plan vest one year after the date of grant. At June 30, 2011, the 2006 Director Plan had 46,373 shares available for grant. For RSU’s granted prior to March of 2009, certain provisions allow for accelerated vesting upon eligible retirement. Additionally, certain provisions allow for accelerated vesting in the event of involuntary termination not for cause or a change of control of the Company. During the three months ended June 30, 2011 and 2010, $28 and $0, respectively, of compensation expense was recognized due to accelerated vesting of RSU’s due to retirement and separation from the Company.
Share-based compensation related to RSU’s is recorded based on the Company’s stock price as of the grant date. Expense from both stock options and RSU’s totaled $3,468 and $4,578, respectively, for the six months ended June 30, 2011 and 2010.
The Company determines fair value of stock options as of its grant date using the Black-Scholes valuation method. No options were granted during the six months ended June 30, 2011 and 2010.
The Company’s stock option activity and related information consist of:

		Weighted-
		Average
	Shares	Exercise Price
Outstanding, January 1, 2011	227,750	$15.28
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding, June 30, 2011	227,750	$15.28

Exercisable, June 30, 2011	227,750	$15.28

As of June 30, 2011, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $64 and $64, respectively. The weighted average remaining contractual term of outstanding options and exercisable options is 3.79 years and 3.79 years, respectively, at June 30, 2011. The total intrinsic value of options exercised was $0 and $0 during the six months ended June 30, 2011 and 2010, respectively. The total fair value of options vested during the six months ended June 30, 2011 and 2010 was $135 and $0, respectively.
The Company’s nonvested options at June 30, 2011 and the changes in nonvested options during the six months ended June 30, 2011 are as follows:

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Nonvested, January 1, 2011	20,000	$6.77
Granted	—	—
Vested	(20,000)	6.77
Forfeited or expired	—	—

Nonvested, June 30, 2011	—	$—

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
11. Stockholders’ Equity (continued)
The Company’s RSU activity and related information for the six months ended June 30, 2011 consist of:

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Outstanding, January 1, 2011	888,853	$13.54
Granted	769,963	10.51
Vested	(287,566)	14.93
Forfeited	(33,726)	15.26

Outstanding, June 30, 2011	1,337,524	$11.49

The total fair value of RSU’s vested during the six months ended June 30, 2011 and 2010 was $4,292 and $4,652, respectively.
As of June 30, 2011, there was a total of $12,396 of unrecognized compensation cost, net of estimated forfeitures, related to all nonvested share-based compensation arrangements granted under the Company’s stock ownership plans. That cost is expected to be recognized over a weighted-average period of 2.63 years.
Warrants to Purchase Common Stock
In 2006, the Company completed a private placement of equity to certain accredited investors pursuant to which the Company issued and sold 3,722,360 shares of the Company’s common stock resulting in net proceeds of $48,748. In conjunction with the private placement, the Company also issued warrants to purchase an additional 558,354 shares of the Company’s common stock. Each warrant is exercisable, in whole or in part, until 60 months from the date of issuance. A warrant holder may elect to exercise the warrant by delivery of payment to the Company at the exercise price of $19.03 per share, or pursuant to a cashless exercise as provided in the warrant agreement. The fair value of the warrants was $3,423 on the date of the grant, as calculated using the Black-Scholes option-pricing model. There were 536,925 warrants outstanding at June 30, 2011 and 2010, respectively.
12. Income (Loss) Per Share
Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is based on the weighted average number of shares outstanding during each period and the assumed exercise of potentially dilutive stock options and warrants and vesting of RSU’s less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company’s stock for each of the periods presented. The Company’s convertible notes are included in the calculation of diluted income per share under the “if-converted” method. Additionally, diluted income (loss) per share for continuing operations is calculated excluding the after-tax interest expense associated with the convertible notes since these notes are treated as if converted into common stock.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
12. Income (Loss) Per Share (continued)
Basic and diluted income (loss) per common share from continuing operations for the three and six months ended June 30, 2011 and 2010 are computed as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Income (loss) from continuing operations	$8,065	$11,165	$(31,912)	$291
Less: Income attributable to noncontrolling interest	(311)	(353)	(582)	(609)

Net income (loss) from continuing operations attributable to Willbros Group, Inc. (numerator for basic calculation)	7,754	10,812	(32,494)	(318)
Add: Interest and debt issuance costs associated with convertible notes	—	702	—	—

Net income (loss) from continuing operations applicable to common shares (numerator for diluted calculation)	$7,754	$11,514	$(32,494)	$(318)

Weighted average number of common shares outstanding for basic income (loss) per share	47,437,024	39,018,105	47,376,507	38,979,275

Weighted average number of potentially dilutive common shares outstanding	339,415	3,334,380	—	—

Weighted average number of common shares outstanding for diluted income per share	47,776,439	42,352,485	47,376,507	38,979,275

Income (loss) per common share from continuing operations:
Basic	$0.16	$0.28	$(0.69)	$(0.01)

Diluted	$0.16	$0.27	$(0.69)	$(0.01)

The Company has excluded shares potentially issuable under the terms of use of the securities listed below from the computation of diluted income (loss) per share, as the effect would be anti-dilutive:

	Three Months
	Ended June 30,
	2011	2010

6.5% Senior Convertible Notes	1,825,587	1,825,587
Stock options	177,750	207,750
Warrants to purchase common stock	536,925	536,925
Restricted stock and restricted stock rights	—	—

	2,540,262	2,570,262

In accordance with the FASB’s standard on income (loss) per share — contingently convertible instruments, the shares issuable upon conversion of the convertible notes, would have been included in diluted income (loss) per share, if those securities were dilutive, regardless of whether the Company’s stock price was greater than or equal to the conversion prices of $17.56 and $19.47, respectively. However, these securities are only dilutive to the extent that interest per weighted average convertible share does not exceed basic income (loss) per share. For the three months ended June 30, 2011, the related interest per convertible share associated with the 6.5% Senior Convertible Notes did exceed basic income (loss) per share for the current period. As such, those shares have not been included in the computation of diluted income (loss) per share.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
13. Segment Information
The Company’s segments are comprised of strategic businesses that are defined by the industries they serve. Each is managed as an operation with well established strategic directions and performance requirements. Prior to the InfrastruX acquisition, the Company operated through two business segments: Upstream Oil & Gas and Downstream Oil & Gas. These segments operate primarily in the United States, Canada, and Oman. On July 1, 2010, the Company closed on the acquisition of InfrastruX which diversified the Company’s capabilities and expanded its geographic footprint. With operating centers in the South Central, Midwest and East Coast regions of the United States, InfrastruX provided maintenance and construction solutions to customers in the electric power and natural gas transmission and distribution markets. Post acquisition, the Company established a third business segment, Utility Transmission & Distribution “Utility T&D”, which includes electric power transmission and distribution and low-pressure, inside the gate natural gas distribution. The natural gas transmission division of InfrastruX, which is similar to Willbros’ legacy U.S. pipeline construction business unit, was incorporated into the Company’s Upstream Oil & Gas segment effective January 1, 2011. Management evaluates the performance of each operating segment based on operating income. Corporate operations include the executive management, general, administrative, and financing functions of the organization. The costs to provide these services are allocated, as are certain other corporate assets, among the three operating segments. There were no material inter-segment revenues in the periods presented.
The following tables reflect the Company’s reconciliation of segment operating results to net income (loss) in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010:
For the three months ended June 30, 2011:

	Upstream	Downstream
	Oil & Gas	Oil & Gas	Utility T&D	Consolidated
Revenue	$209,210	$61,181	$187,945	$458,336
Operating expenses	200,941	65,214	179,082	445,237
Settlement of project dispute	8,236	—	—	8,236

Operating income (loss)	$33	$(4,033)	$8,863	4,863

Other expense				(10,639)
Benefit for income taxes				(13,841)

Income from continuing operations				8,065
Loss from discontinued operations net of benefit for income taxes				(11,087)

Net loss				(3,022)
Less: Income attributable to noncontrolling interest				(311)

Net loss attributable to Willbros Group, Inc.				$(3,333)

For the three months ended June 30, 2010:

	Upstream	Downstream
	Oil & Gas	Oil & Gas	Utility T&D	Consolidated
Revenue	$185,742	$61,529	$—	$247,271
Operating expenses	160,459	67,932	—	228,391

Operating loss	$25,283	$(6,403)	$—	18,880

Other expense				(1,655)
Provision for income taxes				6,060

Income from continuing operations				11,165
Loss from discontinued operations net of provision for income taxes				(2,183)

Net income				8,982
Less: Income attributable to noncontrolling interest				(353)

Net income attributable to Willbros Group, Inc.				$8,629

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
13. Segment Information (continued)
For the six months ended June 30, 2011:

	Upstream	Downstream
	Oil & Gas	Oil & Gas	Utility T&D	Consolidated
Revenue	$353,003	$111,696	$322,523	$787,222

Operating expenses	354,362	120,360	330,276	804,998
Settlement of project termination	8,236	—	—	8,236
Changes in fair value of contingent earnout liability	—	—	—	(6,000)

Operating loss	$(9,595)	$(8,664)	$(7,753)	(20,012)

Other expense				(25,339)
Benefit for income taxes				(13,439)

Loss from continuing operations				(31,912)
Loss from discontinued operations net of provision for income taxes				(16,008)

Net loss				(47,920)
Less: Income attributable to noncontrolling interest				(582)

Net loss attributable to Willbros Group, Inc.				$(48,502)

For the six months ended June 30, 2010:

	Upstream	Downstream
	Oil & Gas	Oil & Gas	Utility T&D	Consolidated
Revenue	$263,271	$122,025	$—	$385,296
Operating expenses	246,456	137,371	—	383,827

Operating income (loss)	$16,815	$(15,346)	$—	1,469

Other expense				(2,853)
Benefit for income taxes				(1,675)

Income from continuing operations				291
Loss from discontinued operations net of benefit for income taxes				(4,357)

Net loss				(4,066)
Less: Income attributable to noncontrolling interest				(609)

Net loss attributable to Willbros Group, Inc.				$(4,675)

Total assets by segment as of June 30, 2011 and December 31, 2010 are presented below:

	June 30,	December 31,
	2011	2010
Upstream Oil & Gas	$163,885	$221,313
Downstream Oil & Gas	113,814	126,095
Utility T&D	673,608	661,386
Corporate	190,218	210,812

Total assets, continuing operations	$1,141,525	$1,219,606

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
14. Contingencies, Commitments and Other Circumstances
Contingencies
Resolution of criminal and regulatory matters
In May 2008, the United States Department of Justice filed an Information and Deferred Prosecution Agreement (“DPA”) in the United States District Court in Houston concluding its investigation into violations of the Foreign Corrupt Practices Act of 1977, as amended, by Willbros Group, Inc. and its subsidiary Willbros International, Inc. (“WII”). Also in May 2008, WGI reached a final settlement with the SEC to resolve its previously disclosed investigation of possible violations of the FCPA and possible violations of the Securities Act and the Exchange Act. These investigations stemmed primarily from the Company’s former operations in Bolivia, Ecuador and Nigeria. The settlements together required the Company to pay a total of $32,300 in penalties and disgorgement, over approximately three years, plus post-judgment interest on $7,725, all of which has now been paid. As part of its agreement with the SEC, the Company is subject to a permanent injunction barring future violations of certain provisions of the federal securities laws. As to its agreement with the DOJ, both WGI and WII for a period of three years from May 2008, were subject to the DPA, which among its terms provides that, in exchange for WGI’s and WII’s full compliance with the DPA, the DOJ will not continue a criminal prosecution of WGI and WII and with the successful completion of the DPA’s terms, the DOJ will move to dismiss the criminal information. The DPA has now expired and the Company has asked the DOJ to dismiss the criminal information. WGI and WII intend to fully cooperate with the government and comply with all federal criminal laws, including but not limited to the FCPA. As provided for in the DPA, with the approval of the DOJ and effective September 25, 2009, the Company retained a government approved independent monitor, at the Company’s expense, for a two and one-half year period, who is reporting to the DOJ on the Company’s compliance with the FCPA and other applicable laws. Although the DPA has expired, the Company remains subject to the monitorship. The monitor’s term ends in 2012, unless extended.
Since the appointment of the monitor, the Company has cooperated and provided the monitor with access to information, documents, records, facilities and employees. On March 1, 2010, the monitor filed with the DOJ the first of three required reports under the DPA. In the report, the monitor made numerous findings and recommendations to the Company with respect to the improvement of its internal controls and policies and procedures for detecting and preventing violations of applicable anti-corruption laws. On March 11, 2011, the monitor filed the second of the three required reports with the DOJ. In the second report, the monitor made additional findings and recommendations to the Company. The monitor will continue to review the Company’s operations through the term of the monitorship.
The Company is obligated, to adopt the recommendations in the monitor’s reports unless the Company advises the monitor and the DOJ that it considers the recommendations unduly burdensome, impractical, costly or otherwise inadvisable. The Company has advised the DOJ that it intends to implement all of the recommendations in the first and second reports. The Company will require increased resources, costs and management oversight in order to effectively implement the recommendations.
Failure by the Company to abide by the FCPA or other laws could result in prosecution and other regulatory sanctions.
Settlement — Facility Construction Project Dispute
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
The Company disputed the validity of the termination for cause and challenged the contractual procedure followed by TCPL for termination for cause, which allows for a 30 day notification period during which time the Company is granted the opportunity to remedy the alleged default. Despite not being granted this time, the Company agreed in good faith to cooperate with TCPL in an orderly demobilization and handover of the remaining work. Prior to June 30, 2011, the Company had outstanding receivables related to this project of $71,159 and unapproved change orders for additional work of $4,223, which had not been billed. Additionally, there were claims for additional fees totaling $16,442. It is the Company’s policy not to recognize revenue or income on unapproved change orders or claims until they have been approved. Accordingly, the $4,223 in pending change orders and the $16,442 of claims were excluded from the Company’s revenue recognition. The preceding balances were partially offset by an unissued billing credit of $2,000 related to a TCPL mobilization prepayment.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
14. Contingencies, Commitments and Other Circumstances (continued)
In May and June of 2010, the Company filed liens on the constructed facilities. On June 16, 2010, the Company notified TCPL that the Company intended to exercise its rights to conflict resolution under the contract, and on July 6, 2010, the International Chamber of Commerce received the Company’s request for arbitration. On September 15, 2010, the Company received TCPL’s response to the Notice of Arbitration, which included a counterclaim for damages of $23,000 for the alleged breach of contract. In addition, TCPL disclaimed its responsibility for payment of the current receivable balance outstanding as of June 30, 2011, the unapproved change orders for additional work and claims for additional fees.
On June 24, 2011, the Company and TCPL entered into an agreement that settled all of the outstanding claims between the parties related to the contract. Under terms of the settlement agreement, the Company received a payment of $61,000, waived all claims for additional costs, fees and change orders, was relieved of any further warranty obligations on the project, agreed to release the liens it had filed, and has been reinstated as an approved bidder to TCPL and its affiliates. TCPL also waived its counterclaim. The Company remains in a dispute with one subcontractor on the project and, under the settlement agreement, is obligated to resolve the dispute and remove liens filed against the project by the subcontractor. The Company believes it has an adequate reserve for this matter. As a result of the settlement, the Company incurred a non-cash charge in its second quarter 2011 results of $8,236, which is included in the “Settlement of project dispute” line item for the six months ended June 30, 2011.
Other
In addition to the matters discussed above and in Note 17 — Discontinuance of Operations, Asset Disposals and Transition Service Agreement, the Company is party to a number of other legal proceedings. Management believes that the nature and number of these proceedings are typical for a firm of similar size engaged in a similar type of business and that none of these proceedings is material to the Company’s results of operations, consolidated financial position or cash flows.
Commitments
From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds and financial guarantees. Contracts with the Company’s customers may require the Company to secure letters of credit or surety bonds with regard to the Company’s performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or surety bonds in lieu of contract retention provisions, where the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At June 30, 2011, the Company had approximately $21,465 of outstanding letters of credit, all of which related to continuing operations. This amount represents the maximum amount of payments the Company could be required to make if these letters of credit are drawn upon. Additionally, the Company issues surety bonds customarily required by commercial terms on construction projects. At June 30, 2011, the Company had bonds outstanding, primarily performance bonds, with a face value at $586,098 related to continuing operations. This amount represents the bond penalty amount of future payments the Company could be required to make if the Company fails to perform its obligations under such contracts. The performance bonds do not have a stated expiration date; rather, each is released when the contract is accepted by the owner. The Company’s maximum exposure as it relates to the value of the bonds outstanding is lowered on each bonded project as the cost to complete is reduced. As of June 30, 2011, no liability has been recognized for letters of credit or surety bonds.
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
15. Fair Value Measurements (continued)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company measures its financial assets and financial liabilities, specifically its hedging arrangements and contingent earnout liability, at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs as of June 30, 2011:

		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Other
		Identical Assets	Observable	Unobservable
	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Interest rate caps	$—	$—	$—	$—
Liabilities:
Interest rate swaps	1,005	—	1,005	—
Contingent earnout liability	4,000	—	—	4,000
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
The following table represents a reconciliation of the change in the fair value measurement of the contingent earnout liability for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended
	June 30,
	2011	2010
Beginning balance	$4,000	$—
Change in fair value of contingent earnout liability included in operating expenses	—	—

Ending balance	$4,000	$—

	Six Months Ended
	June 30,
	2011	2010
Beginning balance	$10,000	$—
Change in fair value of contingent earnout liability included in operating expenses	(6,000)	—

Ending balance	$4,000	$—

For the six months ended June 30, 2011, the Company recorded a $6,000 adjustment to the estimated fair value of the contingent earnout liability due to a decrease in the probability-weighted estimated achievement of InfrastruX’s EBITDA targets as set forth in the merger agreement.
Hedging Arrangements
The Company attempts to negotiate contracts that provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at June 30, 2011 or December 31, 2010.
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
15. Fair Value Measurements (continued)
In September 2010, the Company entered into two 18-month forward-starting interest rate swap agreements for a total notional amount of $150,000 in order to hedge changes in the variable rate interest expense of half of the $300,000 Term Loan maturing on June 30, 2014. Under each swap agreement, the Company receives interest at a floating rate of three-month Libor, conditional on three-month LIBOR exceeding 2 percent (to mirror variable rate interest provisions of the underlying hedged debt), and pays interest at a fixed rate of 2.685 percent, effective March 28, 2012 through June 30, 2014. The swap agreements are designated and qualify as cash flow hedging instruments, with the effective portion of the swaps’ change in fair value recorded in Other Comprehensive Income (“OCI”). The interest rate swaps are deemed to be highly effective hedges, and resulted in no gain or loss recorded for hedge ineffectiveness in the Condensed Consolidated Statement of Operations. Amounts in OCI are reported in interest expense when the hedged interest payments on the underlying debt are recognized. The fair value of each swap agreement was determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates.
Interest Rate Caps
In September 2010, the Company entered into two interest rate cap agreements for notional amounts of $75,000 each in order to limit its exposure to an increase of the interest rate above 3 percent, effective September 28, 2010 through March 28, 2012. Total premiums of $98 were paid for the interest rate cap agreements. Through June 1, 2011, the cap agreements were designated and qualified as cash flow hedging instruments, with the effective portion of the caps’ change in fair value recorded in OCI. Amounts in OCI and the premiums paid for the caps were reported in interest expense as the hedged interest payments on the underlying debt were recognized during the period when the caps were designated as cash flow hedges. Through June 1, 2011, the interest rate caps were deemed to be highly effective, resulting in an immaterial amount of hedge ineffectiveness recorded in the Condensed Consolidated Statement of Operations. On June 1, 2011, the caps were de-designated due the interest rate being fixed on the underlying debt through the remaining term of the caps; changes in the value of the caps subsequent to that date will be reported in earnings. The fair value of the interest rate cap agreements was determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates. An immaterial amount of OCI relating to the interest rate swap and caps is expected to be recognized in earnings in the coming 12 months.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
15. Fair Value Measurements (continued)

	Liability Derivatives
	June 30, 2011		December 31, 2010
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Interest rate contracts- swaps	Other short-term Liabilities	$187	Other Assets	$12

Interest rate contracts- swaps	Other long-term Liabilities	$818	Other long-term Assets	104

Total derivatives		$1,005		$116

For the three months ended June 30,
						Location of	Amount of Gain
			Location of Gain	Amount of Gain		Gain or (Loss)	or (Loss)
	Amount of Gain or		or (Loss)	or (Loss)		Recognized in	Recognized in
Derivatives in ASC	(Loss)		Reclassified from	Reclassified from		Income on	Income on
815 Cash Flow	Recognized in		Accumulated OCI	Accumulated OCI		Derivative	Derivative
Hedging	OCI on Derivative		into Income	into Income		(Ineffective	(Ineffective
Relationships	(Effective Portion)		(Effective Portion)	(Effective Portion)		Portion)	Portion)
	2011	2010		2011	2010		2011	2010
Interest rate contracts	$(1,232)	$—	Interest expense, net	$(2)	$—	Interest expense, net	$—	$—

Total	$(1,232)	$—		$(2)	$—		$—	$—

For the six months ended June 30,
						Location of	Amount of Gain
			Location of Gain	Amount of Gain		Gain or (Loss)	or (Loss)
	Amount of Gain or		or (Loss)	or (Loss)		Recognized in	Recognized in
Derivatives in ASC	(Loss)		Reclassified from	Reclassified from		Income on	Income on
815 Cash Flow	Recognized in		Accumulated OCI	Accumulated OCI		Derivative	Derivative
Hedging	OCI on Derivative		into Income	into Income		(Ineffective	(Ineffective
Relationships	(Effective Portion)		(Effective Portion)	(Effective Portion)		Portion)	Portion)
	2011	2010		2011	2010		2011	2010
Interest rate contracts	$(1,119)	$—	Interest expense, net	$(2)	$—	Interest expense, net	$—	$—

Total	$(1,119)	$—		$(2)	$—		$—	$—

16. Other Charges
During the second quarter of 2011, the Company incurred other charges of $28, associated with various lease abandonments, which were abandoned in the first quarter of 2009. Additionally, during the second quarter of 2010, the Company recognized $794 of other charges, primarily related to $467 in headcount reduction costs as well as $296 related to a change in estimate associated with a leased facility which was abandoned in the third quarter of 2010.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
16. Other Charges (continued)
Other charges by segment are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Upstream Oil & Gas	$5	$306	$9	$320
Downstream Oil & Gas	23	488	164	293
Utility T&D	—	—	—	—

Total other charges	$28	$794	$173	$613

Other charges incurred during the second quarter of 2011 and 2010 include $0 and $6, respectively, related to headcount reductions within corporate operations and have been allocated to the Company’s business segments based on a percentage of total revenue.
Activity in the accrual related to other charges for the period ended June 30, 2011 is as follows:

		Non-
		Cancelable
	Employee	Lease and
	Termination	Other
	and Other	Contractual
	Benefits	Obligations	Total
Accrued cost at December 31, 2010	$3,046	$989	$4,035
Costs recognized during 2011	106	67	173
Cash payments	(3,099)	(713)	(3,812)
Non-cash charges (1)	—	(4)	(4)

Accrued cost at June 30, 2011	$53	$339	$392

(1)	Non-cash charges consist of $4 of accretion expense.
The accrual at June 30, 2011, for carrying costs of the abandoned lease space totaled $339, which is included within “Other current liabilities” on the Condensed Consolidated Balance Sheet. The Company estimates carrying costs of the abandoned lease space based on an assessment of applicable commercial real estate markets. There may be a significant fluctuation in the estimated costs to the extent the evaluation of the facts, circumstances and expectations change. The principal variables in estimating the carrying costs are the length of time required to sublease the space, the sublease rate and expense for inducements (e.g., rent abatement, tenant improvement allowance) that may be offered to a prospective sublease tenant. While the Company believes this accrual is adequate, it is subject to adjustment as conditions change. The Company will continue to evaluate the adequacy of the accrual and will make the necessary changes to the accrual as conditions warrant.
17. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement
Strategic Decisions
In 2006, the Company announced that it intended to sell its assets and operations in Venezuela and Nigeria.
In 2010, the Company recognized that their investment in establishing a presence in Libya, while resulting in contract awards, had not yielded any notice to proceed on these awards. As a result, the Company exited this market due to the project delays coupled with the identification of other more attractive opportunities.
In April 2011, as part of its ongoing strategic evaluation of operations, the Company’s Board of Directors made the decision to exit the Canadian cross-country pipeline construction market and liquidate its investment in the related business.

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
In connection with the sale of its Nigeria assets and operations, WGHI and WII, another subsidiary of the Company, entered into an indemnity agreement with Ascot and Berkeley Group plc (“Berkeley”), the parent company of Ascot (the “Indemnity Agreement”), pursuant to which Ascot and Berkeley agreed to indemnify WGHI and WII for any obligations incurred by WGHI or WII in connection with the parent company guarantees (the “Guarantees”) that WGHI and WII previously issued and maintained on behalf of certain former subsidiaries now owned by Ascot under certain working contracts between the subsidiaries and their customers. Either WGHI, WII or both may continue to be contractually obligated, in varying degrees, under the Guarantees with respect to the performance of work related to several ongoing projects. Among the Guarantees covered by the Indemnity Agreement are five contracts under which the Company estimates that, at February 7, 2007, there was aggregate remaining contract revenue, excluding any additional claim revenue, of $352,107 and aggregate estimated cost to complete of $293,562. At the February 7, 2007 sale date, one of the contracts covered by the Guarantees was estimated to be in a loss position with an accrual for such loss of $33,157. The associated liability was included in the liabilities acquired by Ascot and Berkeley.
Approximately one year after the sale of the Nigeria assets and operations, WGHI received its first notification asserting various rights under one of the outstanding Guarantees. On February 1, 2008, WWAI, the Ascot company performing the West African Gas Pipeline (“WAGP”) contract, received a letter from West African Gas Pipeline Company Limited (“WAPCo”), the owner of WAGP, wherein WAPCo gave written notice alleging that WWAI was in default under the WAGP contract, as amended, and giving WWAI a brief cure period to remedy the alleged default. The Company understands that WWAI responded by denying being in breach of its WAGP contract obligations, and apparently also advised WAPCo that WWAI “requires a further $55 million, without which it will not be able to complete the work which it had previously undertaken to perform.” The Company understands that, on February 27, 2008, WAPCo terminated the WAGP contract for the alleged continuing non-performance of WWAI.
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
17. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement (continued)
On August 2, 2010, the Company received notice that WAPCo had filed suit against WGHI under English law in the London High Court on July 30, 2010, for the sum of $273,386. WGHI has several possible defenses to this claim and is contesting the matter vigorously, but the Company cannot provide any assurance as to the outcome. The Company expects the litigation process to be lengthy and that WGHI will incur significant legal fees and expenses as the trial approaches. Trial of the matter is expected to commence in June of 2012.
The Company currently has no employees working in Nigeria and has no intention of returning to Nigeria. The Company does not expect that Ascot or Berkeley will have sufficient assets to meet their indemnification obligations to WGHI. If ultimately it is determined by an English Court that WGHI is liable, in whole or in part, for damages that WAPCo may establish against WWAI for WWAI’s alleged non-performance of the WAGP contract, or if WAPCo is able to establish liability against WGHI directly under the parent company guarantee, WGHI may experience substantial losses. At this time, the Company cannot predict the outcome of the London High Court litigation.
Results of Discontinued Operations
The major classes of revenue and losses with respect to these discontinued operations are as follows:

	Three Months Ended June 30, 2011
		WAPCo /
	Canada	Nigeria	Libya	Total

Contract revenue	$9,039	$—	$—	$9,039

Operating loss	(9,172)	(4,431)	(258)	(13,861)
Loss before income taxes	(8,884)	(4,431)	(258)	(13,573)
Benefit for income taxes	(2,486)	—	—	(2,486)
Net loss	(6,398)	(4,431)	(258)	(11,087)

	Three Months Ended June 30, 2010
		WAPCo /
	Canada	Nigeria	Libya	Total

Contract revenue	$858	$—	$—	$858

Operating loss	(1,575)	(475)	(910)	(2,960)
Loss before income taxes	(1,130)	(475)	(910)	(2,515)
Benefit for income taxes	(332)	—	—	(332)
Net loss	(798)	(475)	(910)	(2,183)

	Six Months Ended June 30, 2011
		WAPCo /
	Canada	Nigeria	Libya	Total

Contract revenue	$92,478	$—	$—	$92,478

Operating loss	(13,593)	(5,609)	(296)	(19,498)
Loss) before income taxes	(13,001)	(5,609)	(296)	(18,906)
Benefit for income taxes	(2,898)	—	—	(2,898)
Net loss	(10,103)	(5,609)	(296)	(16,008)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

	Six Months Ended June 30, 2010
		WAPCo /
	Canada	Nigeria	Libya	Total

Contract revenue	$(171)	$—	$—	$(171)

Operating loss	(4,086)	(744)	(1,770)	(6,600)
Loss before income taxes	(2,580)	(745)	(1,771)	(5,096)
Benefit for income taxes	(739)	—	—	(739)
Net loss	(1,841)	(745)	(1,771)	(4,357)
Total assets with respect to these discontinued operations are as follows:

	June 30, 2011
		WAPCo /
	Canada	Nigeria	Libya	Total

Total assets	$49,759	$1	$257	$50,017

	December 31, 2010
		WAPCo /
	Canada	Nigeria	Libya	Total

Total assets	$47,780	$1	$240	$48,021
18. Condensed Consolidating Guarantor Financial Statements
Willbros Group, Inc. (the “Parent”) and its 100% owned U.S. subsidiaries (the “Guarantors”) may fully and unconditionally guarantee, on a joint and several basis, the obligations of the Company under debt securities that it may issue pursuant to a universal shelf registration statement on Form S-3 filed by the Company with the SEC. There are currently no restrictions on the ability of the Guarantors to transfer funds to the Parent in the form of cash dividends or advances. Condensed consolidating financial information for a) the Parent, b) the Guarantors and c) all other direct and indirect subsidiaries (the “Non-Guarantors”) as of June 30, 2011 and December 31, 2010 and for each of the three and six months ended June 30, 2011 and 2010, follows:
Condensed consolidating financial information for a) the Parent, b) the Guarantors and c) the Non-Guarantors at March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010 also follows and have been revised to properly reflect certain errors in Guarantor and Non-Guarantor financial information previously presented, to properly reflect certain errors in intercompany transactions previously presented, as well as, to properly present non-controlling interest within the “Eliminations” column under the equity method of accounting. Such adjustments increased total assets $25,800 and $22,800 for the Parent at March 31, 2011 and December 31, 2010, respectively, increased total assets $11,100 and decreased total assets $52,900 for the Guarantor at March 31, 2011 and December 31, 2010 respectively and increased total assets $64,000 and $64,000 for the Non-Guarantor at March 31, 2011 and December 31, 2010, respectively. Further, such adjustments decreased pre-tax income (loss) $200 and $41,100 for the Guarantor for the three months ended March 31, 2011 and 2010, respectively and decreased pre-tax income (loss) $200 and increase pre-tax income (loss) $40,800 for the Non-Guarantor for the three months ended March 31, 2011 and 2010, respectively. Offsetting revisions were made to the Eliminations column. Additionally, such adjustments decreased operating cash flows $42,500 and increased financing cash flows $42,500 for the Guarantor for the three months ended March 31, 2010 and increased operating cash flows $42,500 and decreased financing cash flows $42,500 for the Non-Guarantor for the three months ended March 31, 2010. These revisions had no impact on the Company’s consolidated results of operations, financial position and cash flows for all periods presented.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
Condensed Consolidating Balance Sheets

	June 30, 2011
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$63,524	$30,424	$(310)	$93,638
Accounts receivable, net	99	255,789	48,645	—	304,533
Contract cost and recognized income not yet billed	—	33,126	3,001	—	36,127
Prepaid expenses and other assets	12,379	42,615	5,427	(7,951)	52,470
Parts and supplies inventories	—	9,301	393	—	9,694
Deferred income taxes	9,317	—	7,014	—	16,331
Assets held for sale	—	—	53,618	—	53,618
Receivables from affiliated companies	136,592	76,498	—	(213,090)	—

Total current assets	158,387	480,853	148,522	(221,351)	566,411
Deferred income taxes	61,492	—	—	(61,492)	—
Property, plant and equipment, net	—	172,498	21,384	—	193,882
Goodwill	—	191,278	11,436	—	202,714
Other intangible assets, net	—	187,719	1	—	187,720
Investment in subsidiaries	302,166	—	—	(302,166)	—
Other assets	—	30,093	14,323	—	44,416

Total assets	$522,045	$1,062,441	$195,666	$(585,009)	$1,195,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$—	$16,461	$—	$—	$16,461
Accounts payable and accrued liabilities	1,180	231,460	27,722	(310)	260,052
Contract billings in excess of cost and recognized income	—	18,897	(27)	—	18,870
Short-term borrowings under revolving credit facility	—	59,357	—	—	59,357
Current portion of capital lease obligations	—	2,626	130	—	2,756
Accrued income taxes	8,874	—	2,455	(7,951)	3,378
Other current liabilities	—	697	53	—	750
Liabilities held for sale	—	—	29,644	—	29,644

Payables to affiliated companies	—	8,380	204,710	(213,090)	—

Total current liabilities	10,054	337,878	264,687	(221,351)	391,268
Long-term debt	32,050	204,857	—	—	236,907
Capital lease obligations	—	2,246	156	—	2,402
Contingent earnout	—	4,000	—	—	4,000
Long-term liabilities for unrecognized tax benefits	1,817	—	2,979	—	4,796
Deferred income taxes	—	105,095	1,486	(61,492)	45,089
Other long-term liabilities	—	32,556	1	—	32,557

Total liabilities	43,921	686,632	269,309	(282,843)	717,019
Stockholders’ equity:
Total stockholders’ equity	478,124	375,809	(73,643)	(302,166)	478,124

Total liabilities and stockholders’ equity	$522,045	$1,062,441	$195,666	$(585,009)	$1,195,143

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
Condensed Consolidating Balance Sheets

	December 31, 2010
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$60,328	$73,822	$—	$134,150
Accounts receivable, net	820	253,617	50,856	—	305,293
Contract cost and recognized income not yet billed	—	21,178	2,579	—	23,757
Prepaid expenses and other assets	18,490	35,720	543	—	54,753
Parts and supplies inventories	—	5,105	5,003	—	10,108
Deferred income taxes	11,004	—	—	—	11,004
Assets held for sale	—	9,166	57,030	—	66,196
Receivables from affiliated companies	198,909	2,675	—	(201,584)	—

Total current assets	229,223	387,789	189,833	(201,584)	605,261
Deferred income taxes	47,711	—	16	(31,157)	16,570
Property, plant and equipment, net	—	191,293	23,709	—	215,002
Goodwill	—	200,680	11,073	—	211,753
Other intangible assets, net	—	195,457	—	—	195,457
Investment in subsidiaries	350,062	—	—	(350,062)	—
Other assets	80	42,225	(546)	—	41,759

Total assets	$627,076	$1,017,444	$224,085	$(582,803)	$1,285,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$58,671	$12,923	$—	$—	$71,594
Accounts payable and accrued liabilities	638	153,488	34,260	—	188,386
Contract billings in excess of cost and recognized income	—	14,899	28	—	14,927
Current portion of government obligations	—	—	6,575	—	6,575
Current portion of capital lease obligations	—	5,237	129	—	5,366
Accrued income taxes	8,495	1	2,230	(8,370)	2,356
Other current liabilities	1,688	1,106	2,038	—	4,832
Liabilities held for sale	—	—	27,548	—	27,548

Payables to affiliated companies	—	—	201,584	(201,584)	—

Total current liabilities	69,492	187,654	274,392	(209,954)	321,584
Long-term debt	32,054	273,173	—	—	305,227
Capital lease obligations	—	5,523	218	—	5,741
Contingent earnout	—	10,000	—	—	10,000
Long-term liabilities for unrecognized tax benefits	1,990	—	2,876	—	4,866
Deferred income taxes	—	96,725	2,082	(22,787)	76,020
Other long-term liabilities	—	38,743	81	—	38,824

Total liabilities	103,536	611,818	279,649	(232,741)	762,262
Stockholders’ equity:
Total stockholders’ equity	523,540	405,626	(55,564)	(350,062)	523,540

Total liabilities and stockholders’ equity	$627,076	$1,017,444	$224,085	$(582,803)	$1,285,802

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
Condensed Consolidating Statement of Operations

	Six Months Ended June 30, 2011
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Contract revenue	$—	$680,402	$106,820	$—	$787,222
Operating expenses:
Contract	—	617,199	106,416	—	723,615
Amortization of intangibles	—	7,834	—	—	7,834
General and administrative	11,260	54,981	7,135	—	73,376
Settlement of project dispute	—	8,236	—	—	8,236
Changes in fair value of contingent earnout	—	(6,000)	—	—	(6,000)
Other charges	—	173	—	—	173

Operating income (loss)	(11,260)	(2,021)	(6,731)	—	(20,012)

Other income (expense):
Equity in loss of consolidated subsidiaries	(47,896)	—	(582)	48,478	—
Interest expense, net	(2,136)	(23,173)	63	—	(25,246)
Loss on early extinguishment of debt	—	(4,124)	—	—	(4,124)
Other, net	76	(94)	4,049	—	4,031

Income (loss) from continuing operations before income taxes	(61,216)	(29,412)	(3,201)	48,478	(45,351)
Provision (benefit) for income taxes	(12,714)	405	(1,130)	—	(13,439)

Income (loss) from continuing operations	(48,502)	(29,817)	(2,071)	48,478	(31,912)

Income (loss) from discontinued operations net of provision for income taxes	—	—	(16,008)	—	(16,008)

Net income (loss)	(48,502)	(29,817)	(18,079)	48,478	(47,820)

Less: Income attributable to noncontrolling interest	—	—	—	(582)	(582)

Net income (loss) attributable to Willbros Group, Inc	$(48,502)	$(29,817)	$(18,079)	$47,896	$(48,502)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
Condensed Consolidating Statement of Operations

	Six Months Ended June 30, 2010
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Contract revenue	$—	$284,784	$100,512	$—	$385,296
Operating expenses:
Contract	—	251,883	83,113	—	334,996
Amortization of intangibles	—	1,905	—	—	1,905
General and administrative	19,351	19,400	7,562	—	46,313
Other charges	—	613	—	—	613

Operating income (loss)	(19,351)	10,983	9,837	—	1,469
Other income (expense):
Equity in loss of consolidated subsidiaries	15,541	—	(609)	(14,932)	—
Interest expense, net	(3,863)	(411)	65	—	(4,209)
Other, net	—	906	450	—	1,356

Income (loss) from continuing operations before income taxes	(7,673)	11,478	9,743	(14,932)	(1,384)
Provision (benefit) for income taxes	(2,998)	(371)	1,694	—	(1,675)

Income (loss) from continuing operations	(4,675)	11,849	8,049	(14,932)	291

Income (loss) from discontinued operations net of provision (benefit) for income taxes	—	—	(4,357)	—	(4,357)

Net income (loss)	(4,675)	11,849	3,692	(14,932)	(4,066)

Less: Income attributable to noncontrolling interest	—	—	—	(609)	(609)

Net income (loss) attributable to Willbros Group, Inc	$(4,675)	$11,849	$3,692	$(15,541)	$(4,675)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
Condensed Consolidating Statement of Operations

	Three Months Ended June 30, 2011
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Contract revenue	$—	$405,833	$52,503	$—	$458,336
Operating expenses:
Contract	—	353,238	54,321	—	407,559
Amortization of intangibles	—	3,917	—	—	3,917
General and administrative	4,448	32,363	(3,078)	—	33,733
Settlement of project dispute	—	8,236	—	—	8,236
Other charges	—	28	—	—	28

Operating income (loss)	(4,448)	8,051	1,260	—	4,863

Other income (expense):
Equity in loss of consolidated subsidiaries	(6,979)	—	(311)	7,290	—
Interest expense, net	(521)	(9,942)	17	—	(10,446)
Loss on early extinguishment of debt	—	(4,124)	—	—	(4,124)
Other, net	76	(215)	4,070	—	3,931

Income (loss) from continuing operations before income taxes	(11,872)	(6,230)	5,036	7,290	(5,776)
Provision (benefit) for income taxes	(8,539)	(3,111)	(2,191)	—	(13,841)

Income (loss) from continuing operations	(3,333)	(3,119)	7,227	7,290	8,065

Income (loss) from discontinued operations net of provision (benefit) for income taxes	—	—	(11,087)	—	(11,087)

Net income (loss)	(3,333)	(3,119)	(3,860)	7,290	(3,022)

Less: Income attributable to noncontrolling interest	—	—	—	(311)	(311)

Net income (loss) attributable to Willbros Group, Inc	$(3,333)	$(3,119)	$(3,860)	$6,979	$(3,333)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
Condensed Consolidating Statement of Operations

	Three Months Ended June 30, 2010
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Contract revenue	$—	$193,936	$53,335	$—	$247,271
Operating expenses:
Contract	—	159,667	44,257	—	203,924
Amortization of intangibles	—	953	—	—	953
General and administrative	8,118	10,688	3,914	—	22,720
Other charges	—	794	—	—	794

Operating income (loss)	(8,118)	21,834	5,164	—	18,880

Other income (expense):
Equity in loss of consolidated subsidiaries	23,981	—	(353)	(23,628)	—
Interest expense, net	(1,910)	(220)	30	—	(2,100)
Other, net	—	(161)	606	—	445

Income (loss) from continuing operations before income taxes	13,953	21,453	5,447	(23,628)	17,225
Provision (benefit) for income taxes	5,324	(156)	892	—	6,060

Income (loss) from continuing operations	8,629	21,609	4,555	(23,628)	11,165

Income (loss) from discontinued operations net of provision (benefit) for income taxes	—	—	(2,183)	—	(2,183)

Net income (loss)	8,629	21,609	2,372	(23,628)	8,982

Less: Income attributable to noncontrolling interest	—	—	—	(353)	(353)

Net income (loss) attributable to Willbros Group, Inc	$8,629	$21,609	$2,372	$(23,981)	$8,629

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
Condensed Consolidating Statement of Cash flows

	Six Months Ended June 30, 2011
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities of continuing operations	$(601)	$74,496	$(33,161)	$—	$40,734

Cash flows from operating activities of discontinued operations	—	—	(9,688)	—	(9,688)
Cash flows from investing activities	—	7,525	11,947	—	19,472
Cash flows from financing activities	601	(78,825)	(12,083)	—	(90,307)

Effect of exchange rate changes on cash and cash equivalents	—	—	1,691	—	1,691

Net increase (decrease) in cash and cash equivalents	—	3,196	(41,294)	—	(38,098)
Cash and cash equivalents of continuing operations at beginning of period (12/31/10)	—	60,328	73,822	—	134,150

Cash and cash equivalents of discontinuing operations at beginning of period (12/31/10)	—	—	6,951	—	6,951

Cash and cash equivalents at beginning of period (12/31/10)	—	60,328	80,773	—	141,101
Cash and cash equivalents at end of period (6/30/11)	—	63,524	39,479	—	103,003
Less: cash and cash equivalents of discontinued operations at end of period (6/30/11)	—	—	(9,365)		(9,365)

Cash and cash equivalents of continuing operations at end of period (6/30/11)	$—	$63,524	$30,114	$—	$93,638

	Six Months Ended June 30, 2010
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities of continuing operations	$(17,097)	$26,981	$8,512	$—	$18,396
Cash flows from operating activities of discontinued operations	—	—	19,264	—	19,264
Cash flows from investing activities	(4,050)	11,080	(2,804)	—	4,226
Cash flows from financing activities	16,389	(30,543)	1,116	—	(13,038)
Effect of exchange rate changes on cash and cash equivalents	—	—	(805)	—	(805)

Net increase (decrease) in cash and cash equivalents	(4,758)	7,518	25,283	—	28,043

Cash and cash equivalents of discontinuing operations at beginning of period (12/31/09)	5,463	133,263	58,177	—	196,903

Cash and cash equivalents of discontinuing operations at beginning of period (12/31/09)	—	—	1,781	—	1,781

Cash and cash equivalents at beginning of period (12/31/10)	5,463	133,263	59,958	—	198,684
Cash and cash equivalents at end of period (6/30/10)	705	140,781	85,241	—	226,727

Less: cash and cash equivalents of discontinued operations at end of period (6/30/10)	—	—	(23,404)	—	(23,404)

Cash and cash equivalents of continuing operations at end of period (6/30/10)	$705	$140,781	$61,837	$—	$203,323

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
Condensed Consolidating Balance Sheet

	March 31, 2011
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$—	$36,406	$31,932	$(89)	$68,249
Accounts receivable, net	96	268,046	49,164	—	317,306
Contract cost and recognized income not yet billed	—	48,203	5,917	—	54,120
Prepaid expenses and other assets	12,836	32,216	5,774	(7,951)	42,875
Parts and supplies inventories	—	12,842	439	—	13,281
Deferred income taxes	11,004	—	—	—	11,004
Assets held for sale	—	1,787	82,390	—	84,177
Receivables from affiliated companies	140,342	58,777	—	(199,119)	—

Total current assets	164,278	458,277	175,616	(207,159)	591,012
Deferred income taxes	52,363	—	16	(34,130)	18,249
Property, plant and equipment, net	—	180,716	27,357	—	208,073
Goodwill	—	191,278	11,387	—	202,665
Other intangible assets, net	—	191,577	—	—	191,577
Investment in subsidiaries	309,145	—	—	(309,145)	—
Other assets	—	46,057	11,410	—	57,467

Total assets	$525,786	$1,067,905	$225,786	$(550,434)	$1,269,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$—	$12,009	$—	$—	$12,009
Accounts payable and accrued liabilities	908	208,466	31,633	(89)	240,918
Contract billings in excess of cost and recognized income	—	13,400	1,028	—	14,428
Short-term borrowings under revolving credit facility	—	59,357	—	—	59,357
Current portion of government obligations	—	—	6,575	—	6,575
Current portion of capital lease obligations	—	2,948	128	—	3,076
Accrued income taxes	8,555	(800)	1,251	(7,951)	1,055
Other current liabilities	1,688	940	977	—	3,605
Liabilities held for sale	—	—	49,254	—	49,254
Payables to affiliated companies	—	—	199,119	(199,119)	—

Total current liabilities	11,151	296,320	289,965	(207,159)	390,277
Long-term debt	32,050	246,478	—	—	278,528
Capital lease obligations	—	2,051	189	—	2,240
Contingent earnout	—	4,000	—	—	4,000
Long-term liabilities for unrecognized tax benefits	2,051	—	2,989	—	5,040
Deferred income taxes	—	109,011	2,426	(34,130)	77,307
Other long-term liabilities	—	31,117	—	—	31,117

Total liabilities	45,252	688,977	295,569	(241,289)	788,509
Stockholders’ equity:
Total stockholders’ equity	480,534	378,928	(69,783)	(309,145)	480,534

Total liabilities and stockholders’ equity	$525,786	$1,067,905	$225,786	$(550,434)	$1,269,043

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
Condensed Consolidating Statement of Operations

	Three Months Ended March 31, 2011
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Contract revenue	$—	$274,569	$54,317	$—	$328,886
Operating expenses:
Contract	—	263,961	52,095	—	316,056
Amortization of intangibles	—	3,917	—	—	3,917
General and administrative	6,812	22,618	10,213	—	39,643
Settlement of project dispute	—	—	—	—	—
Changes in fair value of contingent earnout	—	(6,000)	—	—	(6,000)
Other charges	—	145	—	—	145

Operating income (loss)	(6,812)	(10,072)	(7,991)	—	(24,875)

Other income (expense):
Equity in loss of consolidated subsidiaries	(40,917)	—	(271)	41,188	—
Interest expense, net	(1,615)	(13,231)	46	—	(14,800)
Loss on early extinguishment of debt	—	—	—	—	—
Other, net	—	121	(21)	—	100

Income (loss) from continuing operations before income taxes	(49,344)	(23,182)	(8,237)	41,188	(39,575)
Provision (benefit) for income taxes	(4,175)	3,516	1,061	—	402

Income (loss) from continuing operations	(45,169)	(26,698)	(9,298)	41,188	(39,977)
Income (loss) from discontinued operations net of provision (benefit) for income taxes	—	—	(4,921)	—	(4,921)

Net income (loss)	(45,169)	(26,698)	(14,219)	41,188	(44,898)
Less: Income attributable to noncontrolling interest	—	—	—	(271)	(271)

Net income (loss) attributable to Willbros Group, Inc	$(45,169)	$(26,698)	$(14,219)	$40,917	$(45,169)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
Condensed Consolidating Statement of Operations

	Three Months Ended March 31, 2010
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Contract revenue	$—	$90,848	$47,177	$—	$138,025
Operating expenses:
Contract	—	92,216	38,856	—	131,072
Amortization of intangibles	—	952	—	—	952
General and administrative	11,233	8,712	3,648	—	23,593
Settlement of project dispute	—	—	—	—	—
Changes in fair value of contingent earnout	—	—	—	—	—
Other charges	—	(181)	—	—	(181)

Operating income (loss)	(11,233)	(10,851)	4,673	—	(17,411)

Other income (expense):
Equity in loss of consolidated subsidiaries	(8,440)	—	(256)	8,696	—
Interest expense, net	(1,953)	(191)	35	—	(2,109)
Loss on early extinguishment of debt	—	—	—	—	—
Other, net	—	1,067	(156)	—	911

Income (loss) from continuing operations before income taxes	(21,626)	(9,975)	4,296	8,696	(18,609)
Provision (benefit) for income taxes	(8,322)	(215)	802	—	(7,735)

Income (loss) from continuing operations	(13,304)	(9,760)	3,494	8,696	(10,874)
Income (loss) from discontinued operations net of provision (benefit) for income taxes	—	—	(2,174)	—	(2,174)

Net income (loss)	(13,304)	(9,760)	1,320	8,696	(13,048)
Less: Income attributable to noncontrolling interest	—	—	—	(256)	(256)

Net income (loss) attributable to Willbros Group, Inc	$(13,304)	$(9,760)	$1,320	$8,440	$(13,304)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
Condensed Consolidating Statement of Cash flows

	Three Months Ended March 31, 2011
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities of continuing operations	$834	$(9,456)	$(19,060)	$—	$(27,682)

Cash flows from operating activities of discontinued operations	—	—	(9,520)	—	(9,520)
Cash flows from investing activities	—	15,649	582	—	16,231
Cash flows from financing activities	(834)	(30,115)	(10,918)	—	(41,867)

Effect of exchange rate changes on cash and cash equivalents	—	—	1,026	—	1,026

Net increase (decrease) in cash and cash equivalents	—	(23,922)	(37,890)	—	(61,812)

Cash and cash equivalents of continued operations at beginning of period (12/31/10)	—	60,328	73,822	—	134,150

Cash and cash equivalents of discontinued operations at beginning of period (12/31/10)	—	—	6,951	—	6,951

Cash and cash equivalents at beginning of period (12/31/10)	—	60,328	80,773	—	141,101

Cash and cash equivalents at end of period (3/31/11)	—	36,406	42,883	—	79,289

Less: cash and cash equivalents of discontinued operations at end of period (3/31/11)	—	—	(11,040)	—	(11,040)

Cash and cash equivalents of continuing operations at end of period (3/31/11)	$—	$36,406	$31,843	$—	$68,249

	Three Months Ended March 31, 2010
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities of continuing operations	$(7,956)	$2,971	$(6,845)	$—	$(11,830)
Cash flows from operating activities of discontinued operations	—	—	11,095	—	11,095
Cash flows from investing activities	(4,050)	1,826	(888)	—	(3,112)
Cash flows from financing activities	7,523	(16,258)	3,357	—	(5,378)

Effect of exchange rate changes on cash and cash equivalents	—	—	843	—	843

Net increase (decrease) in cash and cash equivalents	(4,483)	(11,461)	7,562	—	(8,382)

Cash and cash equivalents of continued operations at beginning of period (12/31/09)	5,463	133,263	58,177	—	196,903

Cash and cash equivalents of discontinued operations at beginning of period (12/31/09)	—	—	1,781	—	1,781

Cash and cash equivalents at beginning of period (12/31/09)	5,463	133,263	59,958	—	198,684

Cash and cash equivalents at end of period (3/31/10)	980	121,802	67,520	—	190,302
Less: cash and cash equivalents of discontinued operations at end of period (3/31/10)	—	—	(15,455)	—	(15,455)

Cash and cash equivalents of continuing operations at end of period (3/31/10)	$980	$121,802	$52,065	$—	$174,847

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In thousands, except share and per share amounts or unless otherwise noted)
The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2011 and 2010, included in Item 1 of this Form 10-Q, and the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2010.
OVERVIEW
Willbros is a global contractor specializing in energy infrastructure serving the oil, gas, petrochemical and power industries. Our offerings include engineering, procurement and construction (either individually or as an integrated “EPC” service offering), ongoing maintenance and other specialty services.
Our Vision
We continue to believe that long-term fundamentals support increasing demand for our services and substantiate our vision for Willbros to be a multi-billion dollar engineering and construction company with a diversified revenue stream, stable and predictable results, and high growth opportunities.
To accomplish this, we are actively working towards achieving the following objectives:
•	Diversifying geographically to broaden regional presence and exposure to customers who demand local service providers;
•
Increasing professional services (project/program management, engineering, design, procurement and logistics) capabilities to minimize cyclicality and risk associated with large capital projects in favor of recurring service work;

•	Managing our resources to mitigate the seasonality of our business model.
•	Positioning Willbros as a service provider and employer of choice;
•	Developing long-term client partnerships and alliances by focusing team driven sales efforts on key clients and exceeding performance expectations at competitive prices; and
•	Establishing industry best practices, particularly for safety and performance.
Our Values
We believe the values we adhere to as an organization shape the relationships and performance of our company. We are committed to strong leadership across the organization to achieve Excellence, Accountability and Compliance in everything we do, recognizing that compliance is the catalyst for successfully applying all of our values. Our core values are:
•	Safety — always perform safely for the protection of our people and our stakeholders;
•	Honesty & Integrity — always do the right thing;
•	Our People — respect and care for their “well being” and development; maintain an atmosphere of trust, empowerment and teamwork; ensure the best people are in the right position;
•	Our Customers — understand their needs and develop responsive solutions; promote mutually beneficial relationships and deliver a good job on time;
•	Superior Financial Performance — deliver earnings per share and cash flow and maintain a balance sheet which places us at the forefront of our peer group;
•	Vision & Innovation — understand the drivers of our business environment; promote constant curiosity, imagination and creativity about our business and opportunities; seek continuous improvement; and

•	Effective Communications — present a clear, consistent and accurate message to our people, our customers and the public.

We believe that adhering to and living these values will result in a high performance organization which can differentiate itself and compete effectively, providing incremental value to our customers, our employees and all our stakeholders.
2011 Goals and Objectives
Our foremost priority for 2011 is to strengthen the Company’s financial position. To accomplish this we have established four primary goals and objectives:
•
Reduce beginning of the year debt by approximately $50,000 to $100,000 to significantly reduce interest expense and provide better financial flexibility. During the first six months of 2011, we have made significant progress towards our goal of reducing debt by making $72,500 of payments against our Term-Loan.

•	Continue to emphasize and improve our project management tools and capabilities. These tools have been proven successful and, we believe, even better results will be recognized in the future.
•
Maintain focus on North America. Our expanded presence in the shale plays and conventional basins, the Canadian oil sands and the U.S. electric transmission markets present the best growth and risk adjusted return opportunities for Willbros.

•
Remain focused on safety. Our objective for the year is to reduce injuries by 50 percent. We differentiate Willbros on this Value, both as an employer and as a provider of services. Improvements in safety lowers our costs and also positions us for more opportunities to bid and win contracts as customers are increasing the value placed on historical safety performance.

A related financial goal for 2011 is to reduce general and administrative costs to 6 to 8 percent of contract revenue. Steps to bring general and administrative costs in line with our goals are beginning to produce results. General and administrative costs were 12 percent and 7 percent of revenue for the first and second quarter, respectively. The second quarter general and administrative costs exclude the TransCanada Pipeline, Ltd. (“TCPL”) settlement charge.
2011 Second Quarter
We reported $7,754 of net income and $0.16 earnings per share from continuing operations for the second quarter. This is a significant improvement from the $40,248 net loss and $0.85 loss per share from continuing operations for the first quarter.
Operating income for the second quarter increased $29,738 to income of $4,863 on revenue of $458,336 compared to a loss of $24,875 on revenue of $328,886 for the first quarter. This 119.5 percent sequential quarter increase was primarily attributed to significant improvements in both people and asset utilization levels coupled with strong project execution within our Upstream Oil & Gas segment and our Utility T&D segment. This increase included the unfavorable impact of a $8,236 non-cash settlement charge associated with the resolution of the TCPL facility construction project dispute in the second quarter of 2011.
Our Utility T&D segment produced operating income of $8,863 for the second quarter as compared to an operating loss of $16,658 for the first quarter. Our Upstream Oil & Gas segment produced $8,269 of operating income (exclusive of the $8,236 TCPL settlement charge) which is comparable to our Utility T&D segment. This compares to the $9,600 operating loss for the first quarter results. Our Utility T&D segment benefitted from the normal improvement in weather conditions in Texas, where new transmission projects are now underway to link renewable generation facilities to end markets, enabling greater utilization of personnel and equipment and more efficient scheduling of project activities. Similar improvement in weather conditions allowed us to increase resource utilization and advance construction on two transmission projects in Maine and a solar generation project in New York. Our Upstream Oil & Gas segment benefitted from successful performance with respect to the Acadian Pipeline construction project and continued growth of our regional offices in the major shale plays. Further, we had significant improvement in our engineering and EPC offerings, and continued success within our pipeline integrity management services.
Our Downstream Oil & Gas segment was successful in securing a cost reimbursable tank project in Canada during the second quarter demonstrating our ability to compete for these types of projects in this growing market. In the United States, our Downstream Oil & Gas segment continues to be impacted by delayed turnaround spending and uncertain timing of small capital projects by our customers; however, its operating loss of $4,033 is less than its first quarter operating loss of $4,617.
During the second quarter, interest expense of $10,446 continues to exceed our operating income. Interest in the quarter was reduced by $645 as a result of our $25,000 accelerated payment of our Term Loan at the end of the first quarter, as well as our $3,750 scheduled quarterly payment. In the second quarter, we continued to reduce our Term Loan balance through a $40,000 accelerated payment with funds provided from the TCPL settlement proceeds. Combining the $40,000 payment with our $3,750 quarterly scheduled payment will further reduce interest expense in the third quarter by $1,831. The combined annual interest savings from the first half of 2011 Term Loan reductions are $2,475 and $4,318, respectively.
Balance Sheet
Earlier this year, we set a goal of a $50,000 to $100,000 reduction in our total debt. During the first six months of 2011, we have made accelerated payments of $65,000 against our Term loan in addition to our two $3,750 scheduled payments. Further, the second quarter results included several positive operational data points.
•	Our continuing operations provided $68,416 of cash in the second quarter as compared to $27,686 of cash used in continuing operations in the first quarter.

•	EBITDA in the second quarter was $22,081, an improvement of $29,141 over negative EBITDA of $7,060 in the first quarter.
•	Our June 30, 2011 cash balance was $93,638, an increase of $25,389 as compared to the March 31, 2011 cash balance.
If this performance is sustained in the third quarter, as we currently expect, we will have continued flexibility in meeting or exceeding our previously stated debt reduction goal.
We expect our efforts to monetize underutilized assets, such as the recent $3,780 sale of our Ft. McMurray, Alberta facility, along with the planned sale of our Canada cross-country pipeline business and possibly other non-strategic subsidiaries, will provide additional funds to further reduce our debt.
We also have an effective shelf registration statement on file with the U.S. Securities and Exchange Commission under which we may issue, from time to time, up to $300,000 of senior debt securities, subordinated debt securities, common stock, preferred stock, warrants and other securities. This shelf gives us the flexibility to take advantage of favorable capital market conditions as they arise, to grow our businesses or to optimize our balance sheet in order to improve or maintain our financial flexibility.
Outlook
Market and weather conditions have been improving since the latter part of the first quarter. Our geographic expansion in our Upstream Oil & Gas segment, to address the shale plays, continues to generate quality prospects and our recent successes in the Bakken and Eagle Ford plays indicate the significant progress we have made on our strategy to deliver services locally and into the shale areas in the United States. These opportunities, coupled with the opportunities presented by expected new pipeline integrity regulations, should generate more recurring services and help mitigate the seasonal downturns we historically have experienced in the fourth and first quarters. Our Upstream Oil & Gas segment expansion strategy continues with the recent $2,232 acquisition of assets in the Wyoming/North Dakota Bakken shale play. Recent events, such as pipeline failures in San Bruno, Allentown, the Yellowstone River, and a failure in a relatively new gas pipeline in Wyoming, have moved pipeline safety back into the public and regulatory spotlight. As a result, we believe the implementation of more stringent pipeline integrity management regulations will result in significant additional business opportunities for Willbros. Willbros is uniquely positioned with professional staff to handle the entire assessment, engineering, construction and ongoing pipeline integrity management and pipeline maintenance efforts which we expect to be driven by these developments.
Our Upstream Engineering business continues to experience top-line revenue growth in successive quarters, historically a precurser to increased construction activity. We are currently forecasting third quarter revenue growth in excess of 25 percent over second quarter levels.
In both Texas and Maine, major electric transmission work contributed significantly to our improved second quarter performance, and we are now seeing the benefits of the cost reduction efforts that have been underway in our Utility T&D segment since the first of the year. Our electric transmission construction resources in Maine and Texas have reached a high level of utilization and we expect this level of activity to continue through the third quarter. While the distribution side of the business has not returned to activity levels experienced in 2008, we have not seen any further deterioration and believe the distribution business has stabilized, with some small improvements in the Texas market. In the transmission sector, our Chapman subsidiary continues to project strong revenues and earnings as it participates in the electric transmission infrastructure build-out in Texas to connect new wind generated power sources to the primary population centers.
We continue to review our strategy with respect to our Downstream Oil & Gas segment as its performance does not reflect market conditions in the industry. We believe we can participate profitably in an improving market through more focus on our sales effort to expand our customer base and leverage our integrated service offering, led by our engineering services. We are opening an office on the Houston Ship Channel to capture growth opportunities on the Gulf Coast. Our Downstream Oil & Gas segment was successful in securing a cost reimbursable tank project in Canada during the second quarter, demonstrating our ability to compete for these types of projects in this growing market. Higher levels of drilling in liquid rich oil and gas developments should lead to increased demand for new storage facilities and tank maintenance. Additionally, we believe the market for turnaround services will be robust in 2012, as improved refinery margins generate cash flow for our customers and intervals between outages have been extended.
For our overall business, we have already begun planning to keep our costs aligned with committed revenues during the seasonal slow-downs expected in the latter portion of the fourth quarter of 2011 and the early portion of the first quarter of 2012.
Market Indicators
We believe that positive changes are beginning to occur, especially with our primary indicators of future work, such as increased engineering services demand. Historically, an increase in engineering services demand is an accurate indicator of a future increase in construction activity. In the second quarter, engineering businesses within our Upstream Oil & Gas and Downstream Oil & Gas segments experienced successive quarter revenue increases of 21 percent and 6 percent respectively. We expect this upward trend to continue. Further, our services historically peak late in the business cycle; therefore we are encouraged to see strong activity and earnings in the oil services sector, which serves many common customers and generally experiences peak activity before our sector.
Significant Business Developments
Discontinuation of Canadian Cross-Country Pipeline Construction Business
Early in the second quarter, we determined that our resources and efforts in Canada would best be focused on the oil sands centric activities, which we believe offer superior risk adjusted returns to the cross-country pipeline construction market in Canada. In April 2011, we made the decision to divest our Canada cross-country pipeline construction operations and assets. We do not expect to see improvement in the risk adjusted rate of return in this market in the near term. All existing work commitments will be completed in an orderly manner while pursuing the sale of the business or assets.

We continue to see growth opportunities accompanied by higher margins in the maintenance, fabrication, and small capital project activities associated with the development of the Canada oil sands. Our Canadian Field Services business and our Downstream Oil & Gas segment’s tank construction business are the businesses where we see the greatest opportunity for profitable growth and consistent margins.
TransCanada Contract Dispute Settlement
In June 2011, we reached full and final agreement with TransCanada Pipelines, Ltd. (“TransCanada”) on the amount due to our U.S. construction subsidiary under a cost reimbursable fixed fee construction contract for seven pump stations in Nebraska and Kansas. We received $61,000 in cash as payment for our outstanding receivables of $71,159 and agreed to waive all claims for additional fees and change orders. TransCanada agreed to relieve Willbros of any further liability with respect to the contract and to restore Willbros to its bid list for future work. As noted above, we incurred a non-cash charge of $8,236. We used $40,000 of the cash settlement to retire debt.
Eagle Ford Projects
1. ECHO Pump Station
Our Upstream Oil & Gas segment was awarded an EPC services contract for three pump stations on the Enterprise Eagle Ford Crude Pipeline System. Our scope of work includes expanding the Katy Pump Station, modifying the Genoa Station and building a greenfield station, ECHO, at the site of a new terminal. Under a separate contract our Downstream Oil & Gas segment was awarded a contract to build three new petroleum storage tanks at the new ECHO terminal in Houston, TX. The three external floating roof tanks will add nearly 750 thousand barrels of crude oil storage capacity.
2. White Kitchen Pipeline
A business within our Upstream Oil & Gas segment was awarded the construction contract for the White Kitchen to Yoakum pipeline in the Eagle Ford region of Texas. This project, in conjunction with the awards above, establishes our presence with the full spectrum of our service offerings in the rapidly growing development of the liquids-rich Eagle Ford shale, which is anticipated to offer multiple additional opportunities going forward.
3. Enterprise Eagle Ford Compression
A business within our Upstream Oil & Gas segment was awarded an EPC contract for multiple compressor stations in the Eagle Ford region of Texas to support additional gas production and transportation facilities being developed under separate contracts. This project will be executed from our newly established Denver engineering office and is anticipated to be completed in the first quarter of 2012.
4. Eagle Ford Stabilization Plant
A business within our Upstream Oil & Gas segment was awarded an engineering support contract by a confidential client for a stabilization plant to be located in the Eagle Ford shale area in South Texas. This will be Phase 1 of an anticipated 4 phase program for the plant. Phase 1 is currently planned to be completed by December 2011. The value of the award is confidential and will be executed over the next four months. Phases 2, 3 and 4 are expected to be conducted through 2012. Our engineering office near Park Ten in Houston will provide engineering expertise and support to complete the process design through detailed engineering and project management services, including quality control, required to progress the work through procurement, fabrication and installation.
Financial Summary
Results and Financial Position
For the three months ended June 30, 2011, we recorded income from continuing operations of $8,065 on revenue of $458,336. This compares to a loss from continuing operations of $39,977 on revenue of $328,886 for the three months ended March 31, 2011. This $48,042 increase in income is attributed to the previously discussed increase in operating income in comparison to the sequential quarter coupled with the recognition of a $9,841 benefit related to the taxation of non-U.S. earnings and the recognition of a $3,780 gain on sale of our Ft. McMurray property within Upstream Canada.
Revenue for the three months ended June 30, 2011 increased $129,450 (39.3 percent) to $458,230 as compared to $328,886 for the three months ended March 31, 2011. The revenue improvement is a result of increased business activity predominantly within Upstream Oil & Gas segment and our Utility T&D segment. Increases in revenue within our Upstream Oil & Gas segment were driven primarily from the Acadian Pipeline construction project and other major shales, while increases in revenue within our Utility T&D segment were driven primarily from our core engineering services and our electric transmission work in Maine and Texas.
General and administrative costs for the three months ended June 30, 2011 decreased $5,908 (14.9 percent) to $33,733 as compared to $39,641 for the three months ended March 31, 2011. This decrease is attributed to the settlement of a lawsuit in our Upstream Oil & Gas segment during the first quarter, decreased legal fees related to the independent monitor retained by the Department of Justice (“DOJ”) and decreased audit fees.
Interest expense, net decreased $4,354 (29.4 percent) to $10,446 for the three months ended June 30, 2011 compared to $14,800 for the three months ended March 31, 2011. The decrease is primarily attributable to $2,717 in Original Issue Discount (“OID”) and financing costs inclusive of a 2 percent early payment fee in connection with an accelerated payment against our Term Loan during the first quarter. Additionally, in the second quarter, interest expense was reduced by $645 as a result of this accelerated payment. We further incurred $1,014 during the first quarter in interest and amortization costs associated with our 2.75% Convertible Senior Notes, (the “2.75% Notes”) which we repurchased on March 15, 2011.
Provision (benefit) for income taxes for the three months ended June 30, 2011 decreased $14,243 to a benefit of $13,841 from a provision of $402 for the three months ended March 31, 2011. The decrease is primarily attributable to the recognition of a $9,841 benefit related to the taxation of non-U.S. earnings.
Other Financial Measures
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
EBITDA from continuing operations for the three months ended June 30, 2011 increased $29,141 (412.8 percent) to income of $22,081 from a loss of $7,060 during the three months ended March 31, 2011. The increase in EBITDA is primarily the result of increased operating income of $29,738 over the sequential quarter.
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
A reconciliation of EBITDA and Adjusted EBITDA from continuing operations to U.S. GAAP financial information follows:

	Three Months Ended
	June 30, 2011	March 31, 2011

Net income (loss) from continuing operations attributable to Willbros Group	$7,754	$(40,248)
Interest, net	10,446	14,800
Provision (benefit) for income taxes	(13,841)	402
Depreciation and amortization	17,722	17,986

EBITDA	22,081	(7,060)

Changes in fair value of contingent earnout liability	-	(6,000)
Stock based compensation	2,067	1,401
Restructuring and reorganization costs	28	145
Acquisition related costs	136	43
(Gains) losses on sales of assets	(3,734)	(321)
DOJ Monitor cost	122	2,481
Noncontrolling interest	311	271

Adjusted EBITDA	$21,011	$(9,040)

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
Backlog broadly consists of anticipated revenue from the uncompleted portions of existing contracts and contracts whose award is reasonably assured. Historically, our backlog has only included estimated work under Master Service Agreements (“MSAs”) for a period of 12 months or the remaining term of the contract, whichever is less. However, with the July 2010 acquisition of InfrastruX, we gained a significant alliance agreement with Oncor and other customers with work defined by MSAs. Under the Oncor MSA, we are the preferred contractor for the construction of Oncor’s portion of the Competitive Renewable Energy Zone (“CREZ”) work that is scheduled to be completed in 2013. We expect to generate over $500 million in overhead transmission construction revenue over the next three years on the Oncor MSA in which CREZ work is a material component. With this as the primary catalyst, we have updated our backlog presentation to reflect not only the 12 month MSA work estimate, but also the full-term value of the contract as we believe that this information is helpful in providing additional long-term visibility. We determine the amount of backlog for work under ongoing MSA maintenance and construction contracts by using recurring historical trends inherent in the MSAs, factoring in seasonal demand and projecting customer needs based upon ongoing communications with the customer. We also include in backlog our share of work to be performed under contracts signed by joint ventures in which we have an ownership interest.
Our 12 month and total backlog increased $119,764 and $355,115, respectively, from $828,582 and $2,038,294 at December 31, 2010 to $948,346 and $2,393,409 at June 30, 2011. Historically, a substantial amount of our pipeline construction revenue in a given year has not been in our backlog at the beginning of that year. Additionally, due to the short duration of many jobs, revenue associated with jobs performed within a reporting period will not be reflected in quarterly backlog reports.
The following table shows our backlog from continuing operations by operating segment and geographic location as of June 30, 2011 and December 31, 2010:

	June 30, 2011				December 31, 2010
	12 Month	Percent	Total	Percent	12 Month	Percent	Total	Percent

Upstream Oil & Gas	$379,961	40.1%	$627,075	26.2%	$224,996	27.2%	$547,341	26.9%

Downstream Oil & Gas	96,134	10.1%	105,466	4.4%	107,077	12.9%	107,077	5.2%

Utility T&D	472,251	49.8%	1,660,868	69.4%	496,509	59.9%	1,383,876	67.9%

Backlog	$948,346	100.0%	$2,393,409	100.0%	$828,582	100.0%	$2,038,294	100.0%

	June 30, 2011		December 31, 2010
	Total	Percent	Total	Percent
Total Backlog by Geographic Region
United States	$2,032,279	84.9%	$1,593,241	78.2%
Canada	328,319	13.7%	394,856	19.4%
Middle East/North Africa	28,462	1.2%	45,728	2.2%
Other International	4,349	0.2%	4,469	0.2%

Backlog	$2,393,409	100.0%	$2,038,294	100.0%

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
In April 2011, as part of our ongoing strategic evaluation of operations, we made the decision to exit the Canada cross-country pipeline construction market and liquidate our investment in this business.

Discontinued operations realized a $11,087 net loss and $0.23 loss per share. The pre-tax loss of $13,573 is primarily related to $13,593 of Canada discontinued cross-country pipeline operation losses. Two winter projects continue to experience losses and a new summer pipeline project is in an accrued loss position of $4,335. While we pursue a sale of our Canada cross-country pipeline operations, we are taking steps to minimize our future cash exposure. The other primary charge to discontinued operations relates to the escalating legal costs associated with the West Africa Gas Pipeline (“WAGP”) project litigation brought by the West Africa Pipeline Company Ltd. (“WAPCo.) Second quarter legal costs were $4,431 and are expected to remain high and possibly escalate in future quarters as the June 2012 trial date approaches. As legal costs escalate for the WAGP project litigation, we continue to look for opportunities to settle this matter out of court.
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
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
Contract Revenue
For the three months ended June 30, 2011, contract revenue increased $211,065 (85.4 percent) to $458,336 from $247,271 during the same period in 2010. This increase is primarily due to the integration of our Utility T&D segment, effective July 1, 2010. A quarter-to-quarter comparison of revenue by segment is as follows:

	Three months ended June 30,
			Increase	Percent
	2011	2010	(Decrease)	Change

Upstream Oil & Gas	$209,210	$185,742	$23,468	12.6%
Downstream Oil & Gas	61,181	61,529	(348)	(0.6)%
Utility T&D	187,945	N/A	187,945	100.0%

Total	$458,336	$247,271	$211,065	85.3%

Our Upstream Oil & Gas segment revenue increased $23,468 (12.6 percent) primarily within the United States, offset by slight decreases in Canada and Oman.
Our United States businesses increased revenue $23,997 (18.0 percent) to $157,006 for the second quarter of 2011, driven largely by the addition of B&H Construction (“B&H”), the natural gas transmission division from InfrastruX, which was transitioned from the Utility T&D segment to the Upstream Oil & Gas segment, effective January 1, 2011. This business contributed $25,965 of new revenue in the second quarter of 2011 and is now reported internally as part of our US Construction business. In addition, our core engineering service business increased $10,619 (73.7 percent) as we continue to experience strong demand for their services. These increases were offset by a reduction in revenue within our US Construction business of $12,587 (10.6 percent) driven by a decrease in the size of major pipeline projects performed during the second quarter of 2011 relative to those of 2010.
In Canada, revenue remained consistent quarter-to-quarter, only decreasing $345 (1.1 percent) to $32,459. Revenue from our Canadian Cross Country pipeline projects is now in included in Discontinued Operations due to the April 2011 decision to exit the Canada cross-country pipeline construction market and liquidate our investment in that business.
Our Oman business has continued to provide consistent results, reporting revenue of $19,745, a slight decrease of $184 (0.9 percent). The services we provide to clients are directly impacted by maintenance, rig moving and material handling services by our customers in Oman.
Our Downstream Oil & Gas segment revenue decreased primarily as a result of reduced activity in maintenance and turnaround, manufacturing, and construction services, partially offset by increased activity in engineering, tank construction, and government services.

Our Maintenance and Turnaround revenue decreased $3,853 (12.4 percent) to $27,309 for the second quarter of 2011 as a result of continued poor spending levels in the refinery sector for maintenance and turnaround work. Our Construction Services revenue decreased $679 (57.9 percent) to $493 from $1,172 for the second quarter of 2011 due to the completion of several multi-year consulting services contracts for our customers’ long-term capital expansion projects. Our Manufacturing Services revenue decreased $1,696 (24.3 percent) to $5,271 for the second quarter of 2011 due to a decrease in demand for the fabrication of process heaters. As our customers’ capital budgets increase, we fully expect that the demand for process heaters will increase.
Our Tank Services revenue increased $1,627 (17.4 percent) to $10,955 for the second quarter of 2011 due to several multiple new tank construction contracts started. Our Engineering revenue increased $3,159 (27.8 percent) to $14,540 for the second quarter of 2011 as a result of an EPC contract awarded during the third quarter of 2010 that continues to generate revenue. Our Government Services revenue increased $1,092 (71.8 percent) to $2,611 for the second quarter of 2011 due to the ramp up of work on the eleven task order awards received in 2010 from the U.S. Navy under the Engineering Service Center’s IDIQ contract,and the three new task orders issued in 2011 under this contract. We also received three modifications to existing fuel storage tank inspection task orders in 2011, which authorized us to perform repairs on the storage tanks previously inspected. We continue to bid on task orders as they are released.
Our Utility T&D segment reported revenue is primarily comprised of $68,027 from our Northeast region, of which $33,820 was generated from three major jobs (BP Solar, Bangor Hydro and MPRP) that performed as expected. In addition, our Southwest region reported revenue of $67,703, of which $57,740 was earned by our MSA contract with Oncor and our cable restoration and assessment business posted strong second quarter sales of $16,870.
Operating Income
For the three months ended June 30, 2011, operating income decreased $14,017 to $4,863 from $18,880 during the same period in 2010. A quarter-to-quarter comparison of operating income is as follows:

	Three months ended June 30,
		Operating		Operating	Increase	Percent
	2011	Margin %	2010	Margin %	(Decrease)	Change
Upstream Oil & Gas	$33	0.0%	$25,283	13.6%	$(25,250)	(99.9)%
Downstream Oil & Gas	(4,033)	(6.6)%	(6,403)	(10.4)%	2,370	37.0%
Utility T&D	8,863	4.7%	N/A	N/A	8,863	100.0%

Total	$4,863	1.1%	$18,880	7.6%	$(14,017)	(74.2)%

Our Upstream Oil & Gas segment operating income decreased $25,250 (99.9 percent) quarter-over-quarter attributed primarily to our operations within the United States which reported an operating loss of $1,725, or a $23,890 reduction in operating income in comparison to the second quarter of 2010. This decrease was driven largely within our US Construction business, as discussed below.
Our US Construction business reported a second quarter of 2011 operating loss of $2,611 which is a decrease of $22,722 in comparison to the second quarter of 2010. The decrease is primarily attributed to the fact that the business was negatively impacted by the settlement of the facility construction project dispute with TCPL, which resulted in a non-cash charge of $8,236. Additionally, the quarter-over-quarter decrease was driven by reduced margins associated with our pipeline business, resulting from higher than expected costs on two major pipeline projects during the second quarter of 2011. These higher than expected costs were attributable to additional clean-up expenses and schedule delays.
Our engineering business reported second quarter 2011 operating income of $1,019 which is a decrease of $1,008 in comparison to the second quarter of 2010. This decrease is primarily related to slower than expected progress on one EPC project that was driven by delays and sub-contractor matters; and the regional office expansion, which has required higher capital investment.
In Canada, our operating income decreased $2,107 to an operating loss of $429 for the second quarter of 2011 in comparison to the second quarter of 2010. This decrease was primarily attributed to a decline in capital projects quarter-over-quarter offset by higher equipment utilization and a reduction in indirect costs.

In Oman, operating income decreased by $479 to $2,489 for the second quarter of 2011. This decrease is primarily the result of a decrease in margin driven by an increase in wage requirements to Omani nationals as dictated by the Omani government.
Our Downstream Oil & Gas segment operating loss decreased primarily as a result of reduced Corporate general and administrative expenses allocated to the segment. The overall contract margin for the segment decreased 4.1 percent quarter-over-quarter, primarily as a result of cost overruns on several fixed-price fabrication and tank construction projects. This decrease was partially offset by overhead cost reductions since the second quarter of 2010. General and administrative expenses were reduced by $2,340 quarter-over-quarter, allowing us to maintain a consistent segment operating margin for the segment. The overall operating margin, before Corporate general and administrative expense allocations, decreased only 0.3 percent from the comparable quarter.
Our Utility T&D segment generated operating income on the strength of our three major jobs in the Northeast region, which comprised $5,969 of that total. The Southwest region and our cable restoration and assessment business further recorded $3,762, and $3,682 in operating income, respectively. This total was offset by general and administrative expenses that were not distributed to the businesses.
Non-Operating Items
Interest expense, net increased $8,346 (397.4 percent) to $10,446 compared to $2,100 for the same period in 2010. This increase is primarily a result of the Company’s new 2010 Credit Agreement, which was dated June 30, 2010. Interest charges associated with the Term Loan totaled $6,335 for the second quarter of 2011 and amortization charges of $1,064 and $1,432 related to OID and debt issuance costs, respectively. These increases were partially offset by a $1,381 reduction in interest expense and associated amortization of our 2.75% Senior Notes, which we repurchased on March 15, 2011.
During the second quarter, we recorded a $4,124 loss attributed to the write-off of unamortized OID and financing costs inclusive of a 2 percent early payment fee in connection with an accelerated payment of $40,000 against our Term Loan. The loss is recorded in the line item “Loss on early extinguishment of debt” for the second quarter of 2011.
Other, net increased $3,486 (783.4 percent) to income of $3,931. The increase is primarily related to the gain on sale of a Fort McMurray property of $3,780.
Provision (benefit) for income taxes decreased $19,901 to a benefit of $13,841 compared to a provision of $6,060 for the same period in 2010. This decrease is primarily attributed to the recognition of a $9,841 benefit related to the taxation of non-U.S. earnings and an operating loss for the second quarter of the year.
Loss from Discontinued Operations, Net of Taxes
Loss from discontinued operations, net of taxes increased $8,904 to $11,087 from $2,183 during the same period in 2010. The loss is primarily related to activity within our Canadian cross-country pipeline construction business and legal fees incurred in connection with the WAPCo litigation. The legal fees are expected to continue to be significant through the June 2012 trial of the matter and possibly thereafter.
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
Contract Revenue
For the six months ended June 30, 2011, contract revenue increased $401,926 (104.3 percent) to $787,222 from $385,296 during the same period in 2010. The increase is primarily due to the integration of our Utility T&D segment effective July 1, 2010. A period-to-period comparison of revenue is as follows:

	Six months ended June 30,
			Increase	Percent
	2011	2010	(Decrease)	Change

Upstream Oil & Gas	$353,003	$263,271	$89,732	34.1%
Downstream Oil & Gas	111,696	122,025	(10,329)	(8.5)%
Utility T&D	322,523	N/A	322,523	100.0%

Total	$787,222	$385,296	$401,926	104.3%

Our Upstream Oil & Gas segment revenue increased $89,732 (34.1 percent) attributed to increases within all of our businesses in comparison to the same period in 2010.

Our United States businesses increased revenue in comparison to the same period in 2010 primarily due to the integration of B&H in January 2011 which generated $46,162 of revenue for the first half of 2011. In addition, our core engineering services increased revenue $18,210 (66.2 percent) in comparison to the same period in 2010 as we continue to experience strong demand for these services. Our US Construction business increased revenue $20,123 (14.8 percent) driven largely by a stronger first half of 2011 relative to the same period of 2010. In February of 2011, our large diameter pipeline construction business commenced work on Segment 1 of the Acadian Haynesville Extension Project, which led to higher utilization of our workers and equipment. By contrast, during the same period of 2010, this business did not begin on the first spread of FEP until April 2010.
In Canada, revenue increased $3,284 to $68,083 driven by increased construction and fabrication of three major pump-stations during the year. This increase was offset by lower levels of maintenance and capital projects performed pursuant to MSAs. In April 2011, we made the decision to exit the Canada cross-country pipeline construction market and liquidate our investment in this business.
In Oman, revenue increased $1,952 to $36,715 for the first half of 2011 driven largely by increased maintenance, rig moving and material handling services by our customers.
Our Downstream Oil & Gas segment revenue decreased primarily as a result of a reduction in activity within our maintenance and turnaround, manufacturing, and construction services, partially offset by increased activity within our engineering, tank construction, and government services.
Our Maintenance and Turnaround revenue decreased $16,557 (25.6 percent) to $48,072 for the first half of 2011 as a result of a significant turnaround performed in the first quarter of 2010 which was not replaced with a similar project during 2011. Our Construction Services revenue decreased $1,092 (51.6 percent) to $1,025 for the first half of 2011 due to the completion of several multi-year consulting services contracts for our customers’ long-term capital expansion projects. Our Manufacturing Services revenue decreased $3,484 (24.3 percent) to $10,839 primarily due to a decrease in demand for the fabrication of process heaters. As our customers’ capital budgets increase, we fully expect that the demand for process heaters will increase.
Our Tank Services revenue increased $5,542 (37.4 percent) to $20,343 for the first half of 2011 due to the commencement of several new multiple tank construction contracts. Our Engineering revenue increased $2,928 (12.3 percent) to $26,737 for the first half of 2011 as a result of an EPC contract awarded during the third quarter of 2010 that continues to generate income. The increase is partially offset by a decrease in revenue resulting from the completion of a one-year capital expansion program management contract that was finalized in 2010. Our Government Services revenue increased $2,336 (99.6 percent) to $4,681 for the first half of 2011 due to additional task order awards from the US Navy under the Engineering Service Center’s IDIQ contract. We continued work on the 11 task orders from 2010 and received 3 modifications to existing fuel storage tank inspection task orders, which expanded our scope from tank inspection to performing repairs on the storage tanks.
Our Utility T&D segment contract revenue was mainly generated within our Southwest and Northeast region. Our Southwest region posted sales of $127,523 primarily related to Oncor, which encompassed $103,939 of the total. Our Northeast region posted sales of $114,203 primarily related to three major projects (BP Solar, Bangor Hydro and MPRP), which encompassed $52,120 of the total. Further, our cable restoration and assessment business recorded contract revenue of $28,358 for the period.

Operating Income
For the six months ended June 30, 2011, operating income decreased $27,481 to a loss of $26,012 from income of $1,469 during the same period in 2010. A period-to-period comparison of operating income (loss) is as follows:

	Six months ended June 30,
		Operating		Operating	Increase	Percent
	2011(1)	Margin %	2010	Margin %	(Decrease)	Change

Upstream Oil & Gas	$(9,595)	(2.7)%	$16,815	6.4%	$(26,410)	(157.1)%
Downstream Oil & Gas	(8,664)	(7.8)%	(15,346)	(12.6)%	6,682	43.5%
Utility T&D	(7,753)	(2.4)%	N/A	N/A	(7,753)	(100.0)%

Total	$(26,012)	(3.3)%	$1,469	0.4%	$(27,481)	(1870.7)%

(1)
This table does not reflect change in the fair value of contingent earnout consideration of $6,000 in 2011 which is included in the operating results. The change in fair value of contingent earnout consideration was characterized as a Corporate change in estimate and is not allocated to the reporting segments.

Our Upstream Oil & Gas segment reported an operating loss of $9,595, a $26,410 decrease from the same period in 2010 which is primarily attributed to our US Construction, engineering and Canada businesses.
Our US Construction business reported an operating loss of $6,823, a $14,552 decrease in comparison to the first half of 2010. This business was unfavorably impacted by the settlement of the facility construction project dispute with TCPL, which resulted in a non-cash charge of $8,236. Additionally, the period-over-period decrease was driven by reduced margins associated with our pipeline business, resulting from higher than expected costs on two major pipeline projects during the first half of 2011. These higher than expected costs were attributed to additional clean-up costs and schedule delays.
Our engineering business reported operating income of $505, a decrease of $2,646 in comparison to the first half of 2010. This reduction is primarily driven by the settlement of a dispute stemming from a contract completed in 2009, which contributed an additional $1,000 loss during the first quarter of 2011. Further, the engineering business was unfavorably impacted by slower than expected progress on one EPC project, which was driven by delays. Regional office expansion capital investment further contributed to the operating income decrease from the prior year.
In Canada, we reported an operating loss of $5,534, a decrease of $7,450 in comparison to the first half of 2010. This decrease was driven primarily by the first quarter of 2011 operating loss of $5,085 resulting from several loss projects within facilities and construction services.
In Oman, operating income increased by $274 to $4,742 for the first half of 2011. This increase is primarily the result of increased maintenance, rig moving and material handing services, offset by a decrease in margin driven, in part, by an increase in wage requirements dictated by the Omani government.
Downstream Oil & Gas operating income increased primarily as a result of reduced Corporate general and administrative expenses allocated to the segment. The overall contract margin for the segment decreased 1.7 percent period-over-period, primarily as a result of cost overruns on several fixed-price fabrication and tank construction projects. This decrease was offset by overhead cost reductions since the second quarter of 2010. General and administrative expenses were reduced by $3,220 period-over-period, allowing us to maintain a consistent segment operating margin for the segment. The overall operating margin, before Corporate general and administrative expense allocations, increased 0.2 percent from the first half of 2010. Included in operating costs in 2011 is $106 in costs associated with headcount reductions.
Our Utility T&D segment incurred an operating loss that was primarily attributed to a $7,753 operating loss on our Northwest and Midwest projects related to adverse working conditions during the first two months of 2011. Partially offset by increased efficiencies over the next four months stemming from improved weather and our ability to reset our production schedule. Our cable restoration and assessment business generated operating income of $4,418 for the period, offset by allocated Corporate general and administrative expenses.

Non-Operating Items
Interest expense, net increased $21,037 (499.8 percent) to $25,246, primarily a result of the Company’s new 2010 Credit Agreement, which was dated June 30, 2010. Interest charges associated with the Term Loan totaled $14,736 for the six month ended June 30, 2011 and amortization charges of $2,208 and $2,854 related to the OID and debt issuance costs, respectively. Additional amortization charges of $1,267 and $1,950 relating to OID and debt issuance costs, respectively, were incurred due to the accelerated payment against our Term Loan of $25,000 in March 2011. These increases were partially offset by a $1,648 reduction in interest expense and associated amortization of our 2.75% Notes, which we repurchased on March 15, 2011.
During the second quarter of 2011, we recorded a $4,124 loss attributed to the write-off of unamortized OID and financing costs inclusive of a 2 percent early payment fee in connection with an accelerated payment of $40,000 against our Term Loan in June 2011. The loss is recorded in the line item “Loss on early extinguishment of debt” for the six months ended June 30, 2011.
Other, net increased $2,675 (197.3 percent) to income of $4,031 primarily due to the gain on sale of the Fort McMurray property of $3,780.
Provision (benefit) for income taxes decreased $11,764 (702.3 percent) from a benefit of $1,675 to a benefit of $13,439, primarily attributable to the recognition of a $9,841 benefit related to the taxation of non-U.S. earnings and an operating loss for the first six months of the year.
Income from Discontinued Operations, Net of Taxes
Loss from discontinued operations, net of taxes increased $11,651 (267.4 percent) to a loss of $16,008 primarily attributable to activity within our Canada cross-country pipeline construction business, as well as legal fees incurred in connection with the WAPCo litigation. The legal fees are expected to continue to be significant through the June 2012 trial of the matter and possibly thereafter.
LIQUIDITY AND CAPITAL RESOURCES
Our financing objective is to maintain financial flexibility to meet the material, equipment and personnel needs to support our work commitments, and pursue our expansion and diversification objectives, while reducing debt. As of June 30, 2011, we had cash and cash equivalents of $93,638. Our cash and cash equivalent balances held in the United States and foreign countries were $63,469 and $30,169, respectively. In April 2011, we discontinued our strategy of reinvesting non-U.S. earnings in foreign operations. In the second quarter, we repatriated $25,500 of cash from our principal foreign holding company to repay Term Loan debt.
The 2010 Credit Agreement consists of a four year, $300,000 Term Loan maturing in July 2014 and a three year Revolving Credit Facility of $175,000. The proceeds from the Term Loan were used to pay part of the cash portion of the merger consideration payable in connection with our acquisition of InfrastruX. The Revolving Credit Facility is primarily used to provide letters of credit; however, it does allow for borrowings. Our ability to use the Revolving Credit Facility for revolving loans, however, has been restricted as a result of an amendment discussed below and covenants in our 6.5% Notes.
On March 4, 2011, the 2010 Credit Agreement was amended to allow us to make certain dispositions of equipment, real estate and business units. In most cases, proceeds from these dispositions will be required to be used to pay down the existing Term Loan. Financial covenants and associated definitions, such as Consolidated EBITDA, were also amended to permit us to carry out our business plan and to clarify the treatment of certain items. Until our maximum total leverage ratio is 3.00 to 1.00 or less, we have agreed to limit our revolver borrowings to $25,000, with the exception of proceeds from revolving borrowings used to make $59,357 in payments to the 2.75% Convertible Senior Notes that were submitted to us for cash payment in the first quarter. The amendment does not change the limit on obtaining letters of credit. The amendment also modifies the definition of Excess Cash Flow to include proceeds from the TCPL arbitration, which would require us to use all, or a portion of, such proceeds to further pay down the existing Term Loan in the fiscal year following receipt. In late June 2011, we received $61,000 from TCPL as a settlement; $40,000 was used to pay down the Term Loan. For prepayments made with Net Debt Proceeds or Equity Issuance Proceeds (as those terms are defined in the 2010 Credit Agreement), the amendment requires a prepayment premium of 4% of the principal amount of the Term Loans prepaid before December 31, 2011 and 1% of the principal amount of the Term Loans prepaid on and after December 31, 2011 but before December 31, 2012. Premiums for prepayments made with proceeds other than Net Debt Proceeds or Equity Issuance Proceeds remain the same as set forth under the 2010 Credit Agreement.
Covenants
The 2010 Credit Agreement includes customary affirmative and negative covenants, including:
•	Maintenance of a minimum interest coverage ratio, as defined in the 2010 Credit Agreement, of at least 2.00 to 1.00.
•	Maintenance of a maximum total leverage ratio, as defined under the 2010 Credit Agreement, not to exceed 5.00 to 1.00.

•
Maintenance of a minimum tangible net worth requirement of $240,000, as defined under the 2010 Credit Agreement, plus 50% of consolidated net income (loss) plus 75% of equity issuance proceeds plus 75% of the increase in stockholder’s equity after the conversion of the 2.75% Notes.

•	Limitations on capital expenditures (greater of $70,000 or 25% of EBITDA).
•	Limitations on indebtedness.
•	Limitations on liens.
•	Limitations on certain asset sales and dispositions.
•	Limitations on certain acquisitions and asset purchases if certain liquidity levels are not maintained.
A default under the 2010 Credit Agreement may be triggered by events such as a failure to comply with financial covenants or other covenants under the 2010 Credit Agreement; a failure to make payments when due under the 2010 Credit Agreement; a failure to make payments when due in respect of, or a failure to perform obligations relating to, debt obligations in excess of $15,000; a change of control of the Company; and certain insolvency proceedings. A default under the 2010 Credit Agreement would permit Crédit Agricole and the lenders to terminate their commitment to make cash advances or issue letters of credit, require the immediate repayment of any outstanding cash advances with interest and require the cash collateralization of outstanding letter of credit obligations. As of June 30, 2011, we were in compliance with all covenants under the 2010 Credit Agreement.
Under the 6.5% Notes Indenture, we are not permitted to incur debt, excluding capital lease obligations, insurance premium notes and certain other debt, if it would cause the maximum total leverage ratio to exceed 4.0 to 1.0. Based on our results in the second quarter of 2011, until leverage is reduced below 4.0 to 1.0 under the 6.5% Notes Indenture we will be unable to borrow under the 2010 Credit Agreement as amended.
Other
As of June 30, 2011, we had $59,357 in short-term borrowings and $21,465 in letters of credit outstanding under our Revolving Credit Facility. Although we have overall remaining capacity of $94,178 by achieving a 3.00 to 1.00 total leverage ratio, only $25,000 of this capacity is currently available subject to not exceeding the total 4.00 to 1.00 debt incurrence test.
Our working capital position for continuing operations decreased $93,860 (38.3 percent) to $151,969 at June 30, 2011 from $245,029 at December 31, 2010. This was primarily attributed to the $72,500 in accelerated payments against our Term Loan as well as other project related working capital requirements during the year.
We also have an effective shelf registration statement on file with the SEC under which we may issue, from time to time, up to $300,000 of senior debt securities, subordinated debt securities, common stock, preferred stock, warrants and other securities. This shelf gives us the flexibility to take advantage of favorable capital market conditions as they arise, to grow our businesses or to optimize our balance sheet in order to improve or maintain our financial flexibility.
Cash Flows
Statements of cash flows for entities with international operations that use the local currency as the functional currency exclude the effects of the changes in foreign currency exchange rates that occur during any given period, as these are non-cash charges. As a result, changes reflected in certain accounts on the Condensed Consolidated Statements of Cash Flows may not reflect the changes in corresponding accounts on the Condensed Consolidated Balance Sheets.

Cash flows provided by (used in) continuing operations by type of activity were as follows for the six months ended June 30, 2011 and 2010:

			Increase
	2011	2010	(Decrease)
Operating activities	$40,734	$18,396	$22,338

Investing activities	18,400	2,848	15,552

Financing activities	(90,302)	(12,970)	(77,332)

Effect of exchange rate changes	1,691	(805)	2,496

Cash used in all continuing activities	$(29,477)	$7,469	$(36,946)

As of June 30, 2011, we had cash and cash equivalents of $93,638 and working capital excluding discontinued operations of $151,169.
Operating Activities
Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of collection of receivables and the settlement of payables and other obligations. Working capital needs are generally higher during the summer and fall months when the majority of our capital intensive projects are executed. Conversely, working capital assets are typically converted to cash during the winter months. Operating activities from continuing operations provided net cash of $40,734 during the six months ended June 30, 2011 as compared to $18,396 during the same period of 2010. The increase in operating cash flows is primarily a result of the following:
•
An increase in cash flow provided by working capital accounts of $45,943. This increase was driven primarily by the $61,000 in outstanding receivables received from TransCanada during the second quarter of 2011. This increase can also be attributed to a greater focus on our overall working capital management by aligning payments on obligations with current contractual arrangements; and

•	An increase in cash consumed by continuing operations of $23,605, net of non-cash effects.
Investing Activities
Investing activities provided net cash of $18,400 during the six months ended June 30, 2011 as compared to $2,848 during the same period of 2010. The increase in investing cash flow is primarily a result of the following:
•	$15,341 in proceeds from the sale of two under-utilized facilities and equipment;
•	$9,402 in purchase price adjustments in 2011 related to the acquisition of InfrastruX; offset by
•	$11,455 in maturities of short-term investments during the first half of 2010.
Financing Activities
Financing activities used net cash of $90,302 during the six months ended June 30, 2011 as compared to $12,970 during the same period of 2010. The decrease in financing cash flow is primarily a result of the following:
•	$65,000 in accelerated payments against our Term Loan during the first half of 2011;
•	$7,500 in two quarterly scheduled payments against our Term Loan during the first half of 2011; and
•	An increase in payments related to capital leases of $3,741.
Interest Rate Risk
We are subject to hedging arrangements to fix or otherwise limit the interest cost of the Term Loan. We are subject to interest rate risk on our debt and investment of cash and cash equivalents arising in the normal course of business, as we do not engage in speculative trading strategies.
In September 2010, we entered into two 18-month forward-starting interest rate swap agreements for a total notional amount of $150,000 in order to hedge changes in the variable rate interest expense of half of the $300,000 Term Loan maturing on June 30, 2014. Under each swap agreement, we receive interest at a floating rate of three-month LIBOR, conditional on three-month LIBOR exceeding 2 percent (to mirror variable rate interest provisions of the underlying hedged debt), and pay interest at a fixed rate of 2.685 percent, effective March 28, 2012 through June 30, 2014. Each swap agreement is designated and qualifies as a cash flow hedging instrument, with the effective portion of the swaps’ change in fair value recorded in Other Comprehensive Income (“OCI”). The interest rate swaps are deemed to be highly effective hedges, and resulted in no gain or loss recorded for hedge ineffectiveness in the Consolidated Condensed Statement of Operations. Amounts in OCI are reported in interest expense when the hedged interest payments on the underlying debt are recognized. The fair value of each swap agreement was determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates.

Interest Rate Caps
In September 2010, we entered into two interest rate cap agreements for notional amounts of $75,000 each in order to limit our exposure to an increase of the interest rate above 3 percent, effective September 28, 2010 through March 28, 2012. Total premiums of $98 were paid for the interest rate cap agreements. Through June 1, 2011, the cap agreements were designated and qualified as cash flow hedging instruments, with the effective portion of the caps’ change in fair value recorded in OCI. Amounts in OCI and the premiums paid for the caps were reported in interest expense as the hedged interest payments on the underlying debt were recognized during the period when the caps were designated as cash flow hedges. Through June 1, 2011, the interest rate caps were deemed to be highly effective, resulting in an immaterial amount of hedge ineffectiveness recorded in the Consolidated Condensed Statement of Operations. On June 1, 2011, the caps were de-designated due the interest rate being fixed on the underlying debt through the remaining term of the caps; changes in the value of the caps subsequent to that date will be reported in earnings. The fair value of the interest rate cap agreements was determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates. An immaterial amount of OCI relating to the interest rate swap and caps is expected to be recognized in earnings in the coming 12 months.
Capital Requirements
During the six months ended June 30, 2011, continuing operations provided cash of $40,734. We believe that our financial results combined with our current liquidity and financial management will ensure sufficient cash to meet our capital requirements for continuing operations. As such, we are focused on the following significant capital requirements:
•	Providing working capital for projects in process and those scheduled to begin in 2011; and
•	Funding our 2011 capital budget of approximately $29,700, of which approximately $12,200 has been committed to date.
We believe that we will be able to support our ongoing working capital needs through our cash on hand, operating cash flows and sales of idle and under-utilized equipment.
Contractual Obligations
As of June 30, 2011, we had $32,050 aggregate 6.5% Notes principal outstanding. In addition, we have various capital leases of construction equipment and property resulting in aggregate capital lease obligations of $5,158.
During the six months ended June 30, 2011, in addition to the Term Loan’s quarterly scheduled payments of $3,750, we made accelerated payments of $65,000 against the Term Loan. On June 30, 2011, a $40,000 accelerated payment of the Term Loan resulted in the recognition of a $4,124 loss attributed to the write-off of unamortized OID and financing costs inclusive of a 2 percent early payment fee. Such loss is recorded in the line item “Loss on early extinguishment of debt” for the three and six months ended June 30, 2011.
As of June 30, 2011, there were $59,357 in outstanding borrowings under the 2010 Credit Facility and there were $21,465 in outstanding letters of credit. All outstanding letters of credit related to continuing operations.
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

FORWARD-LOOKING STATEMENTS
This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), oil, gas, gas liquids and power prices, demand for our services, future financial performance, the amount and nature of future investments by governments, expansion and other development trends of the oil and gas, refinery, petrochemical and power industries, business strategy, expansion and growth of our business and operations, the outcome of government investigations and legal proceedings and other such matters are forward-looking statements. These forward-looking statements are based on assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties. As a result, actual results could differ materially from our expectations. Factors that could cause actual results to differ from those contemplated by our forward-looking statements include, but are not limited to, the following:
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

•
difficulties we may encounter in connection with the previous sale and disposition of our Nigeria assets and Nigeria based operations, including obtaining indemnification for any losses we may experience if, due to the non-performance by the purchaser of these assets, claims are made against any parent company guarantees we provided, to the extent those guarantees may be determined to have continued validity, see Note 17 in the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q for further discussion;

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

•	cancellation of projects, in whole or in part, for any reason;
•	failing to realize cost recoveries on claims or change orders from projects completed or in progress within a reasonable period after completion of the relevant project;

•	political or social circumstances impeding the progress of our work and increasing the cost of performance;
•	inability to obtain and maintain legal registration status in one or more foreign countries in which we are seeking to do business;
•	failure to obtain the timely award of one or more projects;
•	inability to identify and acquire suitable acquisition targets or to finance such acquisitions on reasonable terms;
•	inability to hire and retain sufficient skilled labor to execute our current work, our work in backlog and future work we have not yet been awarded;
•	inability to execute cost-reimbursable projects within the target cost, thus eroding contract margin and, potentially, contract income on any such project;
•	inability to obtain sufficient surety bonds or letters of credit;
•	inability to obtain adequate financing;
•	loss of the services of key management personnel;
•	the demand for energy moderating or diminishing;
•	downturns in general economic, market or business conditions in our target markets;
•	changes in and interpretation of U.S. and foreign tax laws that impact our worldwide provision for income taxes and effective income tax rate;
•	the potential adverse effects on our operating results if our non-U.S. operations became taxable in the U.S.;
•	changes in applicable laws or regulations, or changed interpretations thereof, including climate change legislation;
•	changes in the scope of our expected insurance coverage;
•	inability to manage insurable risk at an affordable cost;
•	enforceable claims for which we are not fully insured;
•	incurrence of insurable claims in excess of our insurance coverage;
•	the occurrence of the risk factors listed elsewhere in this Form 10-Q or described in our periodic filings with the SEC; and
•	other factors, most of which are beyond our control.
Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the consequences for, or effects on, our business or operations that we anticipate today. We assume no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.
Unless the context otherwise requires, all references in this Form 10-Q to “Willbros”, the “Company”, “we”, “us” and “our” refer to Willbros Group, Inc., its consolidated subsidiaries and their predecessors. Unless the context otherwise requires, all references in this Form 10-Q to dollar amounts, except share and per share amounts, are expressed in thousands.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk is our exposure to changes in non-U.S. (primarily Canada) currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expenses in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at June 30, 2011 and 2010 or during the three months then ended.

The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable, and accrued liabilities shown in the Condensed Consolidated Balance Sheet approximated fair value at June 30, 2011, due to the generally short maturities of these items. At June 30, 2011, our investments were primarily in short-term dollar denominated bank deposits with maturities of a few days, or in longer-term deposits where funds can be withdrawn on demand without penalty. We have the ability and expect to hold our investments to maturity.
Under the 2010 Credit Agreement, we are subject to hedging arrangements to fix or otherwise limit the interest cost of the Term Loan. Therefore, as of June 30, 2011, we have two 18-month forward-starting interest rate swap agreements entered into in September 2010 for a total notional amount of $150,000 in order to hedge changes in the variable rate interest expense of half of the $300,000 Term Loan maturing on June 30, 2014. Under each swap agreement, we receive interest at a floating rate of three-month LIBOR, conditional on three-month LIBOR exceeding 2 percent (to mirror variable rate interest provisions of the underlying hedged debt), and pay interest at a fixed rate of 2.685 percent, effective March 28, 2012 through June 30, 2014. Each swap agreement is designated and qualifies as a cash flow hedging instrument and is deemed to be a highly effective hedge. The fair value of the swap agreements was $1,003 at June 30, 2011 and was based on using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates.
We also entered into two interest rate cap agreements for notional amounts of $75,000 each in order to limit exposure to an increase of the interest rate above 3 percent, effective September 28, 2010 through March 28, 2012. Through June 1, 2011, the cap agreements were designated and qualified as cash flow hedging instruments and were deemed to be highly effective hedges. On June 1, 2011, the caps were de-designated due to the interest rate being fixed on the underlying debt through the remaining term of the caps. The fair value of the interest rate cap agreements was $0 at June 30, 2011 and was determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
As of June 30, 2011, we have carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2011 due to the material weakness in our internal control over financial reporting as described below.
In light of the material weakness described below, the Company performed additional analysis and other post-closing procedures to ensure our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management concluded that the financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
Material Weakness in Internal Control over Financial Reporting
As reported in our Annual Report on Form 10-K as of December 31, 2010, management identified a material weakness in our internal control over financial reporting related to compliance with the established estimation process for contracts under the percentage of completion method of accounting at the Company’s subsidiary in Canada. Specifically, project cost estimations were not prepared in sufficient detail to enable proper analysis of contract margin and management review did not include follow through on issues from prior period estimates.

Remediation Plan
In response to the identified material weakness, our management, with oversight from our Audit Committee, is in the process of formalizing the implementation of additional monitoring controls to help ensure the proper collection, evaluation and disclosure of the information relating to contracts under the percentage of completion method included in our consolidated financial statements.
We believe these remediation steps, once implemented, will address the material weakness previously identified and will enhance our internal control over financial reporting, as well as our disclosure controls and procedures.
Changes in Internal Control over Financial Reporting
Other than the remedial steps taken to address the material weakness discussed above, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2011.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For information regarding legal proceedings, see the discussion under the captions “Contingencies — Settlement — Facility Construction Project Dispute” in Note 14 — Contingencies, Commitments and Other Circumstances and “Nigeria Assets and Nigeria-Based Operations — Share Purchase Agreement” in Note 17 — Discontinuance of Operations, Asset Disposals, and Transition Services Agreement of our “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Form 10-Q, which information from Notes 14 and 17 is incorporated by reference herein.

Item 1A.	Risk Factors
We have updated a number of the risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended December 31, 2010. For convenience, all of our risk factors are included below. These risk factors supersede the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
The nature of our business and operations subjects us to a number of uncertainties and risks.
RISKS RELATED TO OUR BUSINESS
Our business is highly dependent upon the level of capital expenditures by oil and gas, refinery, petrochemical and electric power companies on infrastructure.
Our revenue and cash flow are primarily dependent upon major engineering and construction projects. The availability of these types of projects is dependent upon the economic condition of the oil and gas, refinery, petrochemical and electric power industries, and specifically, the level of capital expenditures of oil and gas, refinery, petrochemical and electric power companies on infrastructure. The U.S. recession that began in 2008, the effects of which continue to some extent, and related distress in the global financial system, including capital markets, as well as the global recession, continue to have an adverse impact on the level of capital expenditures of oil and gas, refinery, petrochemical and electric power companies and/or their ability to finance these expenditures. Our failure to obtain major projects, the delay in awards of major projects, the cancellation of major projects or delays in completion of contracts are factors that could result in the under-utilization of our resources, which would have an adverse impact on our revenue and cash flow. Numerous factors beyond our control influence the level of capital expenditures of these companies, including:
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
In May 2008, the DOJ filed an Information and Deferred Prosecution Agreement (“DPA”) in the United States District Court in Houston concluding its investigation into violations of the Foreign Corrupt Practices Act (“FCPA”) by Willbros Group, Inc. and its subsidiary, Willbros International, Inc. (“WII”). Also in May 2008, we reached a final settlement with the SEC to resolve its previously disclosed investigation of possible violations of the FCPA and possible violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. These investigations stemmed primarily from our former operations in Bolivia, Ecuador and Nigeria. The settlements together required us to pay, over approximately three years, a total of $32.3 million in penalties and disgorgement, plus post-judgment interest on $7.725 million of that amount. We made the final payments under these settlements in May 2011.
As part of our settlement with the DOJ, we are subject to ongoing review of our operations and compliance program by a government-approved independent monitor. The independent monitor was appointed effective September 25, 2009. The activities of the independent monitor have had, and will continue to have, a material cost to us and will require significant changes in our processes and operations, the outcome of which we are unable to predict. In addition, the settlements, and the prosecution of former employees, may impact our operations or result in legal actions against us, including actions by foreign governments, in countries that are the subject of the settlements.
Our failure to comply with the terms of settlement agreements with the DOJ and SEC would have a material adverse effect on our business.
Under our settlement with the DOJ, we were subject to the DPA until it expired in the second quarter of 2011, and, with respect to the SEC settlement, we are permanently enjoined from committing any future violations of the federal securities laws. As provided for in the DPA, with the approval of the DOJ, we retained a government-approved independent monitor, at our expense, for a two and one-half year period, who will continue reporting to the DOJ on our compliance with the FCPA and other applicable laws until March 2012, unless extended. Since the appointment of the monitor, we have cooperated and provided the monitor with access to information, documents, records, facilities and employees. On March 1, 2010, the monitor filed with the DOJ the first of three required reports under the DPA. In the report, the monitor reported numerous findings and recommendations with respect to the need for the improvement of our administrative internal controls, policies and procedures for detecting and preventing violations of applicable anti-corruption laws. On March 11, 2011, the monitor filed the second of the three required reports with the DOJ. In the second report, the monitor evaluated our progress in responding to the findings and recommendations in the initial report and made additional findings and recommendations to us.
Findings and recommendations were made in both reports concerning the need for improvement of policies and processes and internal controls related to the vetting of new employees, agents and consultants, disclosure, tracking and internal communications of conflicts of interest, our FCPA training program, the FCPA certification process, procurement and project controls and other administrative control procedures, as well as to improve our ability to detect and prevent violations of applicable anti-corruption laws.

The initial report also set out for the DOJ’s review the monitor’s findings relating to incidents that came to the monitor’s attention during the course of his review which he found to be significant, as well as recommendations to address these incidents. We and the monitor have met separately with the DOJ concerning certain of these incidents. The monitor, in his reports, did not conclude whether any of these incidents or any other matters constituted a violation of the FCPA. We do not believe that any of these incidents or matters constituted a violation of the FCPA based on our own investigations of the incidents and matters raised in the report. Notwithstanding our assessment, the DOJ could perform further investigation at its discretion of any incident or matter raised by the report.
We are now in the process of improving our hiring procedures and conflict of interest policies and have openly discussed these matters with the DOJ. We have responded to each of monitor’s reports and advised the DOJ that we intend to implement all of the monitor’s recommendations in the reports. We have undertaken a robust approach to implementing the monitor’s recommendations and have incurred, and will continue to incur, significant costs as well as significant management oversight time to effectively implement the recommendations.
The DOJ could determine during the term of the monitorship that we have violated the FCPA or other laws based on the monitor’s findings or otherwise, or that we have not been successful in implementing the monitor’s recommendations. Our failure to abide by the FCPA and other laws could result in prosecution and other regulatory sanctions. A criminal conviction for violations of the FCPA could result in fines, civil and criminal penalties and equitable remedies, including profit disgorgement and injunctive relief, and would have a material adverse effect on our business. The settlements and the findings of the independent monitor could also result in third-party claims against us, which may include claims for special, indirect, derivative or consequential damages.
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
On February 7, 2007, Willbros Global Holdings, Inc., formerly known as Willbros Group, Inc., a Panama corporation (“WGHI”), which is now one of our subsidiaries and holds a portion of our non-U.S. operations, sold its Nigeria assets and Nigeria-based operations in West Africa to Ascot Offshore Nigeria Limited (“Ascot”), a Nigerian oilfield services company, for total consideration of $155.3 million (later adjusted to $130.3 million). The sale was pursuant to a Share Purchase Agreement by and between WGHI and Ascot dated as of February 7, 2007 (the “Agreement”), providing for the purchase by Ascot of all of the share capital of WG Nigeria Holdings Limited (“WGNHL”), the holding company for Willbros West Africa, Inc. (“WWAI”), Willbros (Nigeria) Limited, Willbros (Offshore) Nigeria Limited and WG Nigeria Equipment Limited.

In connection with the sale of its Nigeria assets and operations, WGHI and WII, another one of our subsidiaries, entered into an indemnity agreement with Ascot and Berkeley Group plc (“Berkeley”), the parent company of Ascot (the “Indemnity Agreement”), pursuant to which Ascot and Berkeley agreed to indemnify WGHI and WII for any obligations incurred by WGHI or WII in connection with the parent company guarantees (the “Guarantees”) that WGHI and WII had previously issued in favor of their customers related to contracts that would be performed by Ascot and its subsidiaries. Either WGHI, WII or both may continue to be contractually obligated, in varying degrees, under the Guarantees with respect to the performance of work related to several ongoing projects. Among the Guarantees covered by the Indemnity Agreement are five contracts under which we estimate that, at February 7, 2007, there was aggregate remaining contract revenue, excluding any additional claim revenue, of $352.1 million and aggregate estimated cost to complete of $293.6 million. At the February 7, 2007 sale date, one of the contracts covered by the Guarantees was estimated to be in a loss position with an accrual for such loss of $33.2 million. The associated liability was included in the liabilities acquired by Ascot and Berkeley.
Approximately one year after the sale of the Nigeria assets and operations, WGHI received its first notification asserting various rights under one of the outstanding Guarantees. On February 1, 2008, WWAI, the Ascot company performing the West African Gas Pipeline (“WAGP”) contract, received a letter from West African Gas Pipeline Company Limited (“WAPCo”), the owner of WAGP, wherein WAPCo gave written notice alleging that WWAI was in default under the WAGP contract, as amended, and giving WWAI a brief cure period to remedy the alleged default. We understand that WWAI responded by denying being in breach of its WAGP contract obligations, and apparently also advised WAPCo that WWAI “requires a further $55 million, without which it will not be able to complete the work which it had previously undertaken to perform.” We understand that, on February 27, 2008, WAPCo terminated the WAGP contract for the alleged continuing non-performance of WWAI. Also, in February 2008, WGHI received a letter from WAPCo reminding WGHI of its parent guarantee on the WAGP contract and requesting that WGHI remedy WWAI’s default under that contract, as amended. WGHI responded to WAPCo, consistent with its earlier communications, that, for a variety of legal, contractual and other reasons, it did not consider the prior WAGP contract parent guarantee to have continued application. In February 2009, WGHI received another letter from WAPCo formally demanding that WGHI pay all sums payable in consequence of the non-performance by WWAI with WAPCo and stating that quantification of that amount would be provided sometime in the future when the work was completed. In spite of this letter, we continued to believe that the parent guarantee was not valid. WAPCo disputes WGHI’s position that it is no longer bound by the terms of WGHI’s prior parent guarantee of the WAGP contract and has reserved all its rights in that regard.
On February 15, 2010, WGHI received a letter from attorneys representing WAPCo seeking to recover from WGHI under its prior WAGP contract parent company guarantee for losses and damages allegedly incurred by WAPCo in connection with the alleged non-performance of WWAI under the WAGP contract. The letter purports to be a formal notice of a claim for purposes of the Pre-Action Protocol for Construction and Engineering Disputes under the rules of the High Court in London, England. The letter claims damages in the amount of $264.8 million. At February 7, 2007, when WGHI sold its Nigeria assets and operations to Ascot, the total remaining WAGP contract value was $165.3 million and the WAGP project was estimated to be approximately 82.0 percent complete. The remaining costs to complete the project at that time were estimated at slightly under $30 million. We are seeking to understand the magnitude of the WAPCo claim relative to the WAGP project’s financial status three years earlier.

On August 2, 2010, we received notice that WAPCo had filed suit against WGHI under English law in the London High Court on July 30, 2010, for a sum of $273.4 million. WGHI has several possible defenses to this claim and is contesting the matter vigorously, but we cannot provide any assurance as to the outcome. We expect the litigation process to be lengthy and that WGHI will incur significant legal fees and expenses as the trial approaches. Trial of the matter is scheduled to commence in June of 2012.
We currently have no employees working in Nigeria and have no intention of returning to Nigeria. We do not expect that Ascot or Berkeley will have sufficient assets to meet their indemnification obligations to WGHI. If ultimately it is determined by an English Court that WGHI is liable, in whole or in part, for damages that WAPCo may establish against WWAI for WWAI’s alleged non-performance of the WAGP contract, or if WAPCo is able to establish liability against WGHI directly under the parent company guarantee, WGHI may experience substantial losses, which could have a material adverse effect on our financial condition and liquidity. At this time, we cannot predict the outcome of the London High Court litigation.
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
We have identified a material weakness in our internal control over financial reporting as of December 31, 2010 related to compliance with the established estimation process at our subsidiary in Canada. Management determined that project cost estimations were not prepared in sufficient detail to properly analyze job margin and management review was not thorough and did not include follow through on issues from prior month estimates. These operating deficiencies resulted in a failure to identify four loss contracts in a timely manner as of December 31, 2010. This oversight was subsequently identified by our Canadian management team during the monthly review process for January 2011 and February 2011. The full amount of the $19.2 million of estimated project operating losses is reflected in our financial statements for the year ended December 31, 2010. Management assessed the potential impact of this error on prior quarters and noted that work on these loss contracts did not have substantial progress until the fourth quarter of 2010. Management also reviewed the estimated costs at completion calculations for other significant contracts and determined that this deficiency was confined to these loss contracts.

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
InfrastruX Group, LLC (“InfrastruX”), the company we acquired in July 2010, had a material weakness in its reporting systems as well. In connection with its fiscal 2008 audit, InfrastruX identified a material weakness related to its entity-level processes for monitoring and assessing financial reporting risks and ensuring that appropriate procedures and controls are implemented in response to changes. Specifically, this material weakness arose from the combined effect of deficiencies related to (i) insufficient resources with the appropriate level of experience and training in the application of technical accounting guidance and (ii) inadequate monitoring, review and approval of the policies and procedures implemented to address new or non-recurring accounting transactions, including those designed to ensure relevant, sufficient and reliable data is accumulated to support assumptions and judgments. This material weakness resulted in errors in the reporting of goodwill and income taxes and required the restatement of InfrastruX’s 2006 and 2007 consolidated financial statements. As of the date of our acquisition of InfrastruX, InfrastruX believed this material weakness had been successfully remediated.
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
We cannot guarantee that the revenue projected in our backlog will be realized or profitable. Projects may remain in our backlog for an extended period of time. In addition, project cancellations, terminations or scope adjustments may occur from time to time with respect to contracts reflected in our backlog and could reduce the dollar amount of our backlog and the revenue and profits that we actually earn. Many of our contracts have termination for convenience provisions in them, in some cases without any provision for penalties or lost profits. Therefore, project terminations, suspensions or scope adjustments may occur from time to time with respect to contracts in our backlog. Finally, poor project or contract performance could also impact our backlog and profits.
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
In recent years, federal and state legislation has been passed and resulting regulations have been adopted that could significantly increase spending on electric power transmission and natural gas pipeline infrastructure, including the Energy Act of 2005, the American Recovery and Reinvestment Act of 2009 (“ARRA”) and state Renewable Portfolio Standard (“RPS”) programs. However, much fiscal, regulatory and other uncertainty remains as to the impact this legislation and regulation will ultimately have on the demand for our Utility T&D services. For instance, regulations implementing provisions of the Energy Act of 2005 that may affect demand for our Utility T&D services remain, in some cases, subject to review in various federal courts. In one such case, decided in February 2009, a federal court of appeals vacated the Federal Energy Regulatory Commission’s interpretation of the scope of its backstop transmission line siting authority for electric power transmission projects. Accordingly, the effect of these regulations, once finally implemented, is uncertain and may not result in increased spending on the electric power transmission infrastructure. Continued uncertainty regarding the implementation of the Energy Act of 2005 and ARRA may result in slower growth in demand for our Utility T&D services.
Renewable energy initiatives, including Texas’ Competitive Renewable Energy Zone, or “CREZ” plan, other RPS initiatives and ARRA, may not lead to increased demand for our Utility T&D services. While 29 states and Washington D.C. have mandatory RPS programs that require certain percentages of power to be generated from renewable sources, the RPS programs adopted in many states became law during periods of substantially higher oil and natural gas prices. As a result, or for budgetary or other reasons, states may reduce those mandates or make them optional or extend deadlines, which could reduce, delay or eliminate renewable energy development in the affected states. In addition, states may limit, delay or otherwise alter existing RPS programs in anticipation of a potential federal renewable energy standard. Furthermore, renewable energy is generally more expensive to produce and may require additional power generation sources as backup. Funding for RPS programs may not be available or may be further constrained as a result of the significant declines in government budgets and subsidies and in the availability of credit to finance the significant capital expenditures necessary to build renewable generation capacity. These factors could lead to fewer projects resulting from RPS programs than anticipated or a delay in the timing of these projects and the related infrastructure, which would negatively affect the demand for our Utility T&D services. Moreover, even if the RPS programs are fully developed and funded, we cannot be certain that we will be awarded any resulting contracts. In addition, we cannot predict when programs under ARRA will be implemented or the timing and scope of any investments to be made under these programs, particularly in light of capital constraints on potential developers of these projects. Infrastructure projects such as those envisioned by CREZ and RPS initiatives are also subject to delays or cancellation due to local factors such as siting disputes, protests and litigation. Before we will receive revenues from infrastructure buildouts associated with any of these projects, substantial advance preparations are required such as engineering, procurement, and acquisition and clearance of rights-of-way, all of which are beyond our control. Investments for renewable energy and electric power infrastructure under ARRA may not occur, may be less than anticipated or may be delayed, may be concentrated in locations where we do not have significant capabilities, and any resulting contracts may not be awarded to us, any of which could negatively impact demand for our Utility T&D services.

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
Our acquisition of InfrastruX was significant. InfrastruX total assets accounted for approximately 55.0 percent of our total assets as of December 31, 2010. We may not be able to successfully combine the operations, personnel and technology of InfrastruX with our operations. Because of the size and complexity of InfrastruX’s business, if integration is not managed successfully by our management, we may experience interruptions in our business activities, a decrease in the quality of our services, a deterioration in our employee and customer relationships, increased costs of integration and harm to our reputation, all of which could have a material adverse effect on our business, financial condition and results of operations. We entered new lines of business when we acquired InfrastruX with which we had no prior experience, such as the electrical transmission business. Particularly because we will have to learn how to manage new lines of business, the integration of InfrastruX with our operations will require significant attention from management, which may decrease the time management will have to serve existing customers, attract new customers and develop new services and strategies. We may also experience difficulties in combining corporate cultures, maintaining employee morale and retaining key employees. The integration with InfrastruX may also impose substantial demands on our operations or other projects. We will have to actively strive to demonstrate to our existing customers that the acquisition will not result in adverse changes in our standards or business focus. The integration of InfrastruX also involves a significant capital commitment, and the return that we achieve on any capital invested may be less than the return achieved on our other projects or investments. There will be challenges in consolidating and rationalizing information technology platforms and administrative infrastructures. In addition, any delays or increased costs of combining the companies could adversely affect our operations, financial results and liquidity.
We may not realize the growth opportunities and cost synergies that are anticipated from our acquisition of InfrastruX.
The benefits we expect to achieve as a result of our acquisition of InfrastruX will depend, in part, on our ability to realize anticipated growth opportunities and cost synergies. Our success in realizing these growth opportunities and cost synergies, and the timing of this realization, depends on the successful integration of InfrastruX’s business and operations with our business and operations. Even if we are able to integrate our business with InfrastruX’s business successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies we currently expect from this integration within the anticipated time frame or at all. For example, we may be unable to eliminate duplicative costs on our expected timeline, if at all. Moreover, we anticipate that we will incur substantial expenses in connection with the integration of our business with InfrastruX’s business. While we anticipate that certain expenses will be incurred, such expenses are difficult to estimate accurately, and may exceed current estimates. Accordingly, the benefits from the proposed acquisition may be offset by costs incurred or delays in integrating the companies, which could cause our revenue assumptions to be inaccurate.

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
Revenues derived from our storm restoration services are highly volatile and uncertain due to the unpredictable nature of weather-related events. InfrastruX’s annual storm restoration revenues have been as high as $67.0 million in 2008 when InfrastruX experienced the largest storm restoration revenues in its history as several significant hurricanes impacted the Gulf Coast and Florida and ice storms affected the Northeast, but storm restoration revenues were substantially lower in 2009. Therefore, InfrastruX’s storm restoration revenues for 2008 are not indicative of the revenues that this business typically generates in any period or can be expected to generate in any future period. Our Utility T&D segment’s revenues and operating income will likely continue to be subject to significant variations and uncertainties due to the volatility of our storm restoration volume. We may not be able to generate incremental revenues from storm activities to the extent that we do not receive permission from our regular customers (including Oncor) to divert resources from their projects to the restoration work for customers with which we do not have ongoing MSA relationships In addition, our storm restoration revenues are offset in part by declines in our transmission and distribution (“T&D”) services because we staff storm restoration mobilizations by diverting resources from our T&D services.

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
Our success in the cable restoration and testing markets depends in part on our ability to protect our proprietary products and services. If we are unable to protect our proprietary products and services, our cable restoration and testing business may be adversely affected. To protect our proprietary technology, we rely primarily on trade secrets and confidentiality restrictions in contracts with employees, customers and other third parties. We also have a license to use the patents Dow Corning Corporation holds from the U.S. Patent and Trademark Office relating to our CableCURE® product. In addition, we hold a number of U.S. and international patents, most of which relate to certain materials used in treating cables with CableCURE®. We also hold the patent and trademark to CableWISE®. If we fail to protect our intellectual property rights adequately, our competitors may gain access to that technology, and our cable restoration business may be harmed. Any of our intellectual property rights may be challenged by others or invalidated through administrative processes or litigation. Despite our efforts to protect our proprietary technology, unauthorized persons may be able to copy, reverse engineer or otherwise use some of our proprietary technology. Furthermore, existing laws may afford only limited protection, and the laws of certain countries in which we operate do not protect proprietary technology as well as established law in the United States. For these reasons, we may have difficulty protecting our proprietary technology against unauthorized copying or use or maintaining our market share with respect to our proprietary technology offerings. In addition, litigation may be necessary to protect our proprietary technology. This type of litigation is often costly and time consuming, with no assurance of success.
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
We operate primarily in the oil and gas, refinery, petrochemical and electric power industries, providing services to a limited number of clients. Much of our success depends on developing and maintaining relationships with our major clients and obtaining a share of contracts from these clients. The loss of any of our major clients could have a material adverse effect on our operations. One client was responsible for approximately 16 percent of total contract revenue in 2010. Another client is responsible for 22.2 percent of our 12 month backlog and 39.8 percent of our total backlog at December 31, 2010.
Our use of fixed price contracts could adversely affect our operating results.
A significant portion of our revenues is currently generated by fixed price contracts. Under a fixed price contract, we agree on the price that we will receive for the entire project, based upon a defined scope, which includes specific assumptions and project criteria. If our estimates of our own costs to complete the project are below the actual costs that we may incur, our margins will decrease, and we may incur a loss. The revenue, cost and gross profit realized on a fixed price contract will often vary from the estimated amounts because of unforeseen conditions or changes in job conditions and variations in labor and equipment productivity over the term of the contract. If we are unsuccessful in mitigating these risks, we may realize gross profits that are different from those originally estimated and incur reduced profitability or losses on projects. Depending on the size of a project, these variations from estimated contract performance could have a significant effect on our operating results for any quarter or year. In general, turnkey contracts to be performed on a fixed price basis involve an increased risk of significant variations. This is a result of the long-term nature of these contracts and the inherent difficulties in estimating costs and of the interrelationship of the integrated services to be provided under these contracts, whereby unanticipated costs or delays in performing part of the contract can have compounding effects by increasing costs of performing other parts of the contract.
In addition, our Utility T&D segment also generates substantial revenue under unit price contracts under which we have agreed to perform identified units of work for an agreed price, which have similar associated risks as those identified above for fixed price contracts. A “unit” can be as small as the installation of a single bolt or a foot of cable or as large as a transmission tower or foundation. The resulting profitability of a particular unit is primarily dependent upon the labor and equipment hours expended to complete the task that comprises the unit. Failure to accurately estimate the costs of completing a particular project could result in reduced profits or losses.
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
Our business operations include pipeline construction, fabrication, pipeline rehabilitation services and construction and turnaround and maintenance services to refiners and petrochemical facilities. We also provide a wide range of services in electric power and natural gas transmission and distribution. These operations involve a high degree of operational risk. Natural disasters, adverse weather conditions, collisions and operator error could cause personal injury or loss of life, severe damage to and destruction of property, equipment and the environment, and suspension of operations. In locations where we perform work with equipment that is owned by others, our continued use of the equipment can be subject to unexpected or arbitrary interruption or termination. The occurrence of any of these events could result in work stoppage, loss of revenue, casualty loss, increased costs and significant liability to third parties.
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
Our goodwill may become impaired.
Our assets include a substantial amount of goodwill following our acquisitions of InfrastruX, Integrated Service Company, Midwest Management (1987) Ltd. and Wink Companies, LLC. At least annually, we evaluate our goodwill for impairment based on the fair value of each operating unit. This estimated fair value could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels or ability to perform at levels that were forecasted. These changes could result in an impairment that would require a material non-cash charge to our results of operations. A significant decrease in expected cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. We have continued to experience sustained adverse market conditions, primarily in our downstream market space. During the third quarter of 2010, in connection with the completion of the preliminary forecast for 2011, it became evident that a goodwill impairment at Downstream Oil & Gas was probable. As a result, a preliminary step one analysis for that segment was performed. Using a preliminary discounted cash flow analysis supported by comparative market multiples to determine the fair value of the segment versus its carrying value, an estimated range of likely impairment was determined and an impairment charge of $12.0 million was recorded during the third quarter of 2010. During the fourth quarter of 2010, we completed our annual evaluation of goodwill, which resulted in an additional, non-cash, pre-tax charge of $48.0 million. As of June 30, 2011, $175.4 million of the total $202.7 million goodwill balance is in our Utility T&D segment, formerly InfrastruX. The initial annual impairment test of utility T&D will take place in the third quarter of 2011. We will continue to monitor the carrying value of our goodwill.

We may become liable for the obligations of our joint ventures and our subcontractors.
Some of our projects are performed through joint ventures with other parties. In addition to the usual liability of contractors for the completion of contracts and the warranty of our work, where work is performed through a joint venture, we also have potential liability for the work performed by the joint venture itself. In these projects, even if we satisfactorily complete our project responsibilities within budget, we may incur additional unforeseen costs due to the failure of the joint ventures to perform or complete work in accordance with contract specifications.
We act as prime contractor on a majority of the construction projects we undertake. In our capacity as prime contractor and when acting as a subcontractor, we perform most of the work on our projects with our own resources and typically subcontract only certain specialized activities such as hazardous waste removal, nondestructive inspection and catering and security. However, with respect to EPC and other contracts, including those in our Utility T&D segment, we may choose to subcontract a portion or substantial portion of the project. In the construction industry, the prime contractor is normally responsible for the performance of the entire contract, including subcontract work. Thus, when acting as a prime contractor, we are subject to the risks associated with the failure of one or more subcontractors to perform as anticipated.

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
Our historical and pro forma combined financial information does not purport to be representative of our results as a combined company.
The pro forma combined financial information that we file with the SEC is constructed from the separate financial statements of Willbros Group, Inc. and InfrastruX and does not purport to be indicative of the financial information that will result from operations of the combined companies. In addition, the pro forma combined financial information is based in part on certain assumptions regarding the acquisition that we believe are reasonable. Our assumptions may not prove to be accurate over time. Accordingly, the historical and pro forma combined financial information that we file with the SEC does not purport to be indicative of what our results of operations and financial condition would have been had we been a combined entity during the periods presented, or what our results of operations and financial condition will be in the future. The challenge of integrating previously independent businesses makes evaluating our business and our future financial prospects difficult. Our potential for future business success and operating profitability must be considered in light of the risks, uncertainties, expenses and difficulties typically encountered by recently combined companies.
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
Our operations outside of the U.S. and Canada are oftentimes potentially subject to similar governmental or provincial controls and restrictions relating to the environment.
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

We also face competition in new arenas resulting from our acquisition of InfrastruX. For example, in recent years our cable restoration business in our Utility T&D segment has begun to face increasing competition from alternative technologies. Our CableCURE® product sales may be adversely affected by technological improvements made by one or more of our competitors and/or the expiration of our exclusive intellectual property rights in such technology. If we are unable to keep pace with current or future technological advances in cable restoration, our business, financial condition and results of operations could suffer.
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
In addition, we may not continue to locate suitable acquisition targets and may not be able to consummate any such transactions on terms and conditions acceptable to us. Acquisitions may bring us into businesses we have not previously conducted and expose us to additional business risks that are different than those we have traditionally experienced.

Our international operations are subject to political and economic risks of developing countries.
Although our contract revenue is derived predominantly from our operations in the U.S. and Canada, we have operations in the Middle East (Oman) and anticipate that a portion of our contract revenue may be derived from, and a portion of our long-lived assets may be located in, developing countries. Conducting operations in developing countries presents significant commercial challenges for our business. A disruption of activities, or loss of use of equipment or installations, at any location in which we have significant assets or operations, could have a material adverse effect on our financial condition and results of operations. Accordingly, we are subject to risks that ordinarily would not be expected to exist to the same extent in the United States, Canada, Australia or Western Europe. Some of these risks include:
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
Our certificate of incorporation and bylaws may discourage unsolicited takeover proposals or make it more difficult for a third party to acquire us, which may adversely affect the price that investors might be willing to pay for our common stock. For example, our certificate of incorporation and bylaws:
•	provide for a classified board of directors, which allows only one-third of our directors to be elected each year;
•	deny stockholders the ability to take action by written consent;
•	establish advance notice requirements for nominations for election to our Board of Directors and business to be brought by stockholders before any meeting of the stockholders;
•	provide that special meetings of stockholders may be called only by our Board of Directors, Chairman, Chief Executive Officer or President; and
•	authorize our Board of Directors to designate the terms of and to approve the issuance of new series of preferred stock.

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
In the event we issue stock as consideration for acquisitions or to fund our corporate activities, we may dilute share ownership.
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
In November 2007, we completed an underwritten public offering of 7,906,250 shares of our common stock. In October 2006, we sold 3,722,360 shares of our common stock and warrants to purchase an additional 558,354 shares (of which, warrants to purchase 536,925 shares of common stock remained outstanding at June 30, 2011). The issuance of warrants and the prior issuance of $84.5 million of our 6.5% Senior Convertible Notes due 2012 (the “6.5% Notes”) may cause a significant increase in the number of shares of common stock outstanding. In May 2007, we induced the conversion of approximately $52.5 million in aggregate principal amount of our outstanding 6.5% Notes into a total of 2,987,582 shares of our common stock. As of June 30, 2011, 1,825,587 shares of common stock are issuable upon conversion of approximately $32.1 million in currently outstanding aggregate principal amount of the 6.5% Notes. If we elect to induce the conversion of additional convertible notes or holders elect to convert additional convertible notes, there may be a significant increase in the number of shares of our common stock outstanding.
Our authorized shares of common stock consist of 70 million shares. The issuance of additional common stock or securities convertible into our common stock would result in further dilution of the ownership interest in us held by existing stockholders. We are authorized to issue, without stockholder approval, one million shares of preferred stock, which may give other stockholders dividend, conversion, voting and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock. While our Board of Directors has no present intention of authorizing the issuance of any such preferred stock, other than pursuant to any earnout payments that may be made in connection with our acquisition of InfrastruX, it reserves the right to do so in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases of our common stock by us during the quarter ended June 30, 2011:

			Total	Maximum
			Number of	Number (or
			Shares	Approximate
			Purchased	Dollar Value) of
			as Part of	Shares That May
	Total		Publicly	Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid Per	Plans or	Under the Plans
	Purchased(1)	Share(2)	Programs	or Programs

April 1, 2011 – April 30, 2011	2,845	$10.89	—	—
May 1, 2011 – May 31, 2011	12,133	10.22	—	—
June 1, 2011 – June 30, 2011	7,181	7.84	—	—

Total	22,159	$9.54	—	—

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

4.1
First Amendment to Stockholder Agreement dated as of April 21, 2011, between Willbros Group, Inc. and InfrastruX Holdings, LLC (filed as Exhibit 4.1 to our Current Report on Form 8-K dated April 21, 2011, filed April 26, 2011).

10.1	Willbros Group, Inc. Amended and Restated Management Incentive Compensation Program (Effective May 23, 2011).

10.2	Form of Performance-Based Long-Term Incentive Award Agreement for Chief Executive Officer under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan.

10.3	Form of Performance-Based Restricted Stock Units Award Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (*)

101.SCH	XBRL Taxonomy Extension Schema Document (*)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (*)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)

*	To be filed by Amendment.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLBROS GROUP, INC.
Date: August 1, 2011	By:	/s/ Van A. Welch
Van A. Welch
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

Exhibit
Number	Description

4.1
First Amendment to Stockholder Agreement dated as of April 21, 2011, between Willbros Group, Inc. and InfrastruX Holdings, LLC (filed as Exhibit 4.1 to our Current Report on Form 8-K dated April 21, 2011, filed April 26, 2011).

10.1	Willbros Group, Inc. Amended and Restated Management Incentive Compensation Program (Effective May 23, 2011).

10.2	Form of Performance-Based Long-Term Incentive Award Agreement for Chief Executive Officer under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan.

10.3	Form of Performance-Based Restricted Stock Units Award Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (*)

101.SCH	XBRL Taxonomy Extension Schema Document (*)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (*)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (*)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (*)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (*)

*	To be filed by Amendment.