Form 10-Q
period 2011-09-30
Willbros Group, Inc.\NEW\
filed 2011-11-08
CIK 1449732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s Common Stock, $.05 par value, outstanding as of October 28, 2011 was 48,547,302.

WILLBROS GROUP, INC.
FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2011

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)
PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$68,333	$134,150
Accounts receivable, net	345,441	305,293
Contract cost and recognized income not yet billed	36,266	23,757
Prepaid expenses and other assets	37,944	54,753
Parts and supplies inventories	9,366	10,108
Deferred income taxes	9,146	11,004
Assets held for sale	48,995	61,320

Total current assets	555,491	600,385
Property, plant and equipment, net	180,653	219,878
Goodwill	67,632	211,753
Other intangible assets, net	183,848	195,457
Deferred income taxes	3,457	16,570
Other assets	44,929	41,759

Total Assets	$1,036,010	$1,285,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$253,884	$188,386
Contract billings in excess of cost and recognized income	21,147	14,927
Short-term borrowings under revolving credit facility	59,357	—
Current portion of capital lease obligations	3,033	5,366
Notes payable and current portion of long-term debt	521	71,594
Current portion of government obligations	—	6,575
Accrued income taxes	3,498	2,356
Liabilities held for sale	32,526	27,548
Other current liabilities	1,893	4,832

Total current liabilities	375,859	321,584
Long-term debt	230,569	305,227
Capital lease obligations	3,617	5,741
Contingent earnout	—	10,000
Long-term liabilities for unrecognized tax benefits	4,645	4,866
Deferred income taxes	15,226	76,020
Other long-term liabilities	43,346	38,824

Total liabilities	673,262	762,262
Contingencies and commitments (Note 14)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 70,000,000 shares authorized and 49,356,665 shares issued at September 30, 2011 (48,546,817 at December 31, 2010)	2,467	2,427
Capital in excess of par value	678,304	674,173
Accumulated deficit	(321,596)	(161,824)
Treasury stock at cost, 789,693 shares at September 30, 2011 (629,320 at December 31, 2010)	(10,799)	(10,045)
Accumulated other comprehensive income	13,471	17,938

Total Willbros Group, Inc. stockholders’ equity	361,847	522,669
Noncontrolling interest	901	871

Total stockholders’ equity	362,748	523,540

Total liabilities and stockholders’ equity	$1,036,010	$1,285,802

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Contract revenue	$466,103	$403,959	$1,253,325	$789,255
Operating expenses:
Contract	415,695	343,898	1,139,311	678,894
Amortization of intangibles	3,918	3,921	11,752	5,826
General and administrative	32,668	34,009	102,162	78,455
Settlement of project dispute	—	—	8,236	—
Changes in fair value of contingent earnout	(4,000)	(45,340)	(10,000)	(45,340)
Goodwill impairment	134,263	12,000	134,263	12,000
Acquisition costs	—	7,947	—	9,912

	582,544	356,435	1,385,724	739,747

Operating income (loss)	(116,441)	47,524	(132,399)	49,508

Other income (expense):
Interest expense, net	(11,029)	(11,875)	(36,275)	(16,084)
Loss on early extinguishment of debt	—	—	(4,124)	—
Other, net	(261)	624	(284)	1,465

	(11,290)	(11,251)	(40,683)	(14,619)

Income (loss) from continuing operations before income taxes	(127,731)	36,273	(173,082)	34,889
Provision (benefit) for income taxes	(28,321)	(2,138)	(41,759)	(3,813)

Income (loss) from continuing operations	(99,410)	38,411	(131,323)	38,702
Loss from discontinued operations net of provision (benefit) for income taxes	(11,563)	(2,710)	(27,571)	(7,067)

Net income (loss)	(110,973)	35,701	(158,894)	31,635
Less: Income attributable to noncontrolling interest	(296)	(293)	(878)	(902)

Net income (loss) attributable to Willbros Group, Inc.	$(111,269)	$35,408	$(159,772)	$30,733

Reconciliation of net income attributable to Willbros Group, Inc.
Income (loss) from continuing operations	$(99,706)	$38,118	$(132,201)	$37,800
Loss from discontinued operations	(11,563)	(2,710)	(27,571)	(7,067)

Net income (loss) attributable to Willbros Group, Inc.	$(111,269)	$35,408	$(159,772)	$30,733

Basic income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$(2.10)	$0.81	$(2.79)	$0.91
Loss from discontinued operations	(0.24)	(0.06)	(0.58)	(0.17)

Net income (loss)	$(2.34)	$0.75	$(3.37)	$0.74

Diluted income (loss) per share attributable to Company Shareholders:
Income (loss) from continuing operations	$(2.10)	$0.75	$(2.79)	$0.89
Loss from discontinued operations	(0.24)	(0.05)	(0.58)	(0.16)

Net income (loss)	$(2.34)	$0.70	$(3.37)	$0.73

Weighted average number of common shares outstanding:
Basic	47,533,967	46,997,431	47,429,059	41,651,994

Diluted	47,533,967	52,154,029	47,429,059	44,890,005

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)
(Unaudited)

	Nine Months
	Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(158,894)	$31,635
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	27,571	7,067
Depreciation and amortization	50,629	33,150
Goodwill impairment	134,263	12,000
Loss on early extinguishment of debt	4,124	—
Changes in fair value of contingent earnout liability	(10,000)	(45,340)
Stock-based compensation	7,103	6,489
Deferred income tax benefit	(49,384)	(7,437)
Settlement of project dispute	8,236	—
Provision for bad debts	998	630
Other non-cash	7,053	5,801
Changes in operating assets and liabilities:
Accounts receivable, net	(51,229)	(93,768)
Payments on government fines	(6,575)	(6,575)
Contract cost and recognized income not yet billed	(12,535)	7,054
Prepaid expenses and other assets	18,302	15,682
Accounts payable and accrued liabilities	62,694	13,373
Accrued income taxes	1,099	8,911
Contract billings in excess of cost and recognized income	6,218	5,339
Other liabilities	(3,915)	(228)

Cash provided by (used in) operating activities of continuing operations	35,758	(6,217)
Cash provided by (used in) operating activities of discontinued operations	(27,493)	16,749

Cash provided by operating activities	8,265	10,532
Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired and earnout	9,402	(421,182)
Proceeds from sales of property, plant and equipment	33,045	390
Purchase of property, plant and equipment	(9,302)	(13,070)
Maturities of short-term investments	—	16,755
Purchase of short-term investments	—	(255)

Cash provided by (used in) investing activities of continuing operations	33,145	(417,362)
Cash provided by investing activities of discontinued operations	7,739	1,277

Cash provided by (used in) investing activities	40,884	(416,085)
Cash flows from financing activities:
Proceeds from term loan issuance	—	282,000
Proceeds from stock issuance	—	58,078
Proceeds from revolving credit facility	59,357	—
Payments on capital leases	(8,204)	(5,579)
Repayment of notes payable	(65,725)	(8,326)
Payments on term loan	(94,679)	—
Payments to reacquire common stock	(754)	(894)
Costs of debt issues	(4,935)	(16,384)
Stock-based compensation tax deficiency	—	(956)
Dividend distribution to noncontrolling interest	(848)	(942)

Cash provided by (used in) financing activities of continuing operations	(115,788)	306,997
Cash used in financing activities of discontinued operations	(5)	(111)

Cash provided by (used) in financing activities	(115,793)	306,886
Effect of exchange rate changes on cash and cash equivalents	(253)	780

Net decrease in cash and cash equivalents	(66,897)	(97,887)
Cash and cash equivalents of continuing operations at beginning of period	134,150	196,903
Cash and cash equivalents of discontinued operations at beginning of period	6,951	1,781

Cash and cash equivalents at beginning of period	141,101	198,684
Cash and cash equivalents at end of period	74,204	100,797
Less: cash and cash equivalents of discontinued operations at end of period	(5,871)	(21,840)

Cash and cash equivalents of continuing operations at end of period	$68,333	$78,957

Supplemental disclosures of cash flow information:
Cash paid for interest (including discontinued operations)	$23,955	$9,007
Cash paid for income taxes (including discontinued operations)	$4,249	$3,180
Supplemental non-cash investing and financing transactions:
Initial contingent earnout liability	$—	$55,340
Prepaid insurance obtained by note payable	$6,829	$11,687
Equipment received through like-kind exchange	$—	$3,355
Equipment surrendered through like-kind exchange	$—	$2,550
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
1. The Company and Basis of Presentation
     Willbros Group, Inc., a Delaware corporation, and its subsidiaries (the “Company,” “Willbros” or “WGI”), is a global contractor specializing in energy infrastructure, serving the oil, gas, petrochemical and power industries. The Company’s offerings include: engineering, procurement and construction (either individually or as an integrated “EPC” service offering); ongoing maintenance; and other specialty services. The Company’s principal markets for continuing operations are the United States, Canada, and Oman. The Company obtains its work through competitive bidding and through negotiations with prospective clients. Contract values range from several thousand dollars to several hundred million dollars and contract durations range from a few weeks to more than two years.
     The accompanying Condensed Consolidated Balance Sheet as of December 31, 2010, which has been derived from audited consolidated financial statements, and the unaudited Condensed Consolidated Financial Statements as of September 30, 2010 and 2011, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, the Company believes the presentations and disclosures herein are adequate to make the information not misleading. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s December 31, 2010 audited Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
     In the opinion of management, the unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary to fairly state the financial position as of September 30, 2011, and the results of operations and cash flows of the Company for all interim periods presented. The results of operations and cash flows for the nine months ended September 30, 2011 are not necessarily indicative of the operating results and cash flows to be achieved for the full year.
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
1. The Company and Basis of Presentation (continued)
     Out-of-Period Adjustments — The Company recorded out-of-period adjustments during the three months and nine months ended September 30, 2011 to correct errors primarily related to income taxes and revenue. The tax adjustments related to an error in the calculation of the income tax provision and over-accrual of interest associated with estimated tax contingencies. Revenue was overstated as a result of the use of incorrect data for two contracts in the Company’s Downstream Oil & Gas segment. The net impact of these adjustments had no impact to pre-tax loss and was a decrease to net loss in the amount of $600 for the three months ended September 30, 2011. The net impact of these adjustments was an increase to pre-tax loss in the amount of $1,208 and a decrease to net loss in the amount of $85, for the nine months ended September 30, 2011. The Company does not believe these adjustments are material to its unaudited Condensed Consolidated Financial Statements for the three months or nine months ended September 30, 2011 after considering its expected 2011 annual financial results, nor does it believe such items are material to any of its prior annual or quarterly financial statements.
2. New Accounting Pronouncements
     In May 2011, the Financial Accounting Standards Board (“FASB”) issued amendments to disclosure requirements for common fair value measurements. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in a common definition of fair value and common requirements for measurement and disclosure between U.S. GAAP and International Financial Reporting Standards (IFRS). Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
     In September 2011, the FASB issued a revised standard on goodwill impairment, which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing both public and nonpublic entities with the option of performing a “qualitative” assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt the revised standard even if its annual test date is before September 15, 2011 (the date on which the revised standard was issued), provided that the entity has not yet issued its financial statements for the period that includes its annual test date. The implementation of this revised standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
     In September 2011, the FASB issued an update that requires employers that participate in multiemployer pension plans to provide additional quantitative and qualitative disclosures. The amended disclosures provide users with more detailed information about an employer’s involvement in multiemployer pension plans and are effective for annual periods ending after December 15, 2011. The Company is currently evaluating the disclosure requirements of this update.
3. Acquisition
     On July 1, 2010, the Company completed the acquisition of 100 percent of the outstanding stock of InfrastruX Group, Inc. (“InfrastruX”) for a purchase price of $476,398, inclusive of certain working capital adjustments. The Company paid $362,980 in cash, a portion of which was used to retire InfrastruX indebtedness and pay InfrastruX transaction expenses, and issued 7,923,308 shares of the Company’s common stock to the shareholders of InfrastruX. Cash paid was comprised of $62,980 in cash on hand and $300,000 from a new term loan facility. The acquisition was completed pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated March 11, 2010.
     InfrastruX was a privately held firm based in Seattle, Washington and provided design, construction, maintenance, engineering and other infrastructure services to the utility industry across the U.S. market.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
3. Acquisition (continued)
Consideration
     Total consideration transferred in acquiring InfrastruX is summarized as follows:

Proceeds from newly issued term loan facility	$300,000
Cash on hand	62,980

Total cash consideration	362,980
Issuance of WGI common stock	58,078	(1)
Contingent consideration	55,340	(2)

Total Consideration	$476,398

(1)	Represents 7,923,308 shares issued, which have been valued at the closing price of Company stock on July 1, 2010, the acquisition date.

(2)	Estimated as of acquisition announcement based on a probability estimate of InfrastruX’s EBITDA achievements during the earnout period. See Note 15 — Fair Value Measurements.
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

Nine Months Ended
September 30, 2010
Revenues	$1,102,333
Net income attributable to Company shareholders	$12,008
Basic net income per share	$0.29
Diluted net income per share	$0.29
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
4. Contracts in Progress (continued)
     Contract cost and recognized income not yet billed and related amounts billed as of September 30, 2011 and December 31, 2010 was as follows:

	September 30,	December 31,
	2011	2010
Cost incurred on contracts in progress	$689,537	$701,974
Recognized income	68,475	139,921

	758,012	841,895
Progress billings and advance payments	(742,893)	(833,065)

	$15,119	$8,830

Contract cost and recognized income not yet billed	$36,266	$23,757
Contract billings in excess of cost and recognized income	(21,147)	(14,927)

	$15,119	$8,830

     Contract cost and recognized income not yet billed includes $2,493 and $3,216 at September 30, 2011 and December 31, 2010, respectively, on completed contracts.
     The balances billed but not paid by customers pursuant to retainage provisions in certain contracts will be due upon completion of the contracts and acceptance by the customer. Based on the Company’s experience with similar contracts in recent years, the majority of the retention balances at each balance sheet date will be collected within the next twelve months. Retainage balances at September 30, 2011 and December 31, 2010, were approximately $26,149 and $14,674, respectively, and are included in accounts receivable.
5. Goodwill and Other Intangible Assets
     The changes in the carrying amount of goodwill for the nine months ended September 30, 2011, by business segment, are detailed below:

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
5. Goodwill and Other Intangible Assets (continued)

Upstream Oil & Gas	Goodwill	Impairment Reserves	Total, Net
Balance as of December 31, 2010	$13,177	—	$13,177
Reorganization of reporting structure	8,353	—	8,353
Impairment losses	—	—	—
Translation adjustments and other	(456)	—	(456)

Balance as of September 30, 2011	$21,074	—	$21,074

Downstream Oil & Gas	Goodwill	Impairment Reserves	Total, Net
Balance as of December 31, 2010	$136,049	(122,295)	$13,754
Impairment losses	—	—	—
Translation adjustments and other	—	—	—

Balance as of September 30, 2011	$136,049	(122,295)	$13,754

Utility T&D	Goodwill	Impairment Reserves	Total, Net
Balance as of December 31, 2010	$184,822	—	$184,822
Purchase price adjustments	(9,402)	—	(9,402)
Reorganization of reporting structure	(8,353)	—	(8,353)
Impairment losses	—	(134,263)	(134,263)
Translation adjustments and other	—	—	—

Balance as of September 30, 2011	$167,067	(134,263)	$32,804

     Under U.S. GAAP, a company has up to one year subsequent to closing an acquisition to perform its annual testing for goodwill impairment, unless events occur or circumstances change at an earlier date that would more likely than not reduce the fair value of a reporting unit below its carrying value. On March 11, 2010, the Company entered into the Merger Agreement to acquire InfrastruX. The Company closed on the acquisition, which created its Utility T&D segment, on July 1, 2010. As such, the Company performed its annual testing for goodwill impairment for the Utility T&D segment in the third quarter of 2011. The impairment test consists of company estimates of the current fair value of the segment, compared to the segment’s carrying amount.
     During the third quarter of 2011, the Company recorded an estimated impairment charge of $134,263 related to its Utility T&D segment which reduced its consolidated goodwill to $67,632 at September 30, 2011. Given that the Company’s step two analysis for the segment has not been finalized, the $134,263 impairment charge represents the Company’s best estimate at September 30, 2011. The Company’s original March 2010 growth projections in the electric transmission and distribution business have not materialized. The continued slow economic recovery, exacerbated by the recent recurrence of instability in the world financial markets, and the hard-hit U.S. housing sector, have resulted in a reassessment of future growth rates and led to a reduction in the outlook for expected future cash flows in this segment.
     The initial purchase price allocation to acquired assets and liabilities for the InfrastruX acquisition included a $55,340 liability for the estimated fair value of the 2010, 2011 and combined two-year earnout provisions in the Merger Agreement. At the time of the purchase price allocation, recognition of this $55,340 liability resulted in goodwill increasing by a corresponding amount. No payments have occurred or are expected to occur; and accordingly, the liability was reduced to zero as of September 30, 2011. Reductions to the liability resulted in corresponding increases in operating income and net income of $4,000 and $10,000 during the three and nine months ended September 30, 2011, respectively, and $45,340 during the three and nine months ended September 30, 2010.
     The Company’s weighted average cost of capital used for the original purchase price valuation has increased 1.6 percentage points from 14.4 percent at the time of the InfrastruX acquisition to 16.0 percent on July 1, 2011. The primary driver of the percentage increase was related to higher levels of risk associated with increased leverage. The Company’s fair value analysis is heavily (65 percent) weighted on discounted cash flows.
     The Company’s fair value analysis is supported by a weighting of the following three generally accepted valuation approaches:
     •  Income Approach – discounted cash flows of future benefit streams;
     •  Market Approach – public comparable company multiples of sales and earnings before interest, taxes, depreciation and amortization (“EBITDA”); and
     •  Market Approach – multiples generated from recent transactions comparable in size, nature and industry.
     These approaches include numerous assumptions with respect to future circumstances, such as industry and/or local market conditions that might directly impact operations in the future, and are, therefore, uncertain. These approaches are utilized to develop a range of fair values and a weighted average of these approaches are utilized to determine the best fair value estimate within that range.
     Income Approach – Discounted Cash Flows. This valuation approach derives a present value of the reporting unit’s projected future annual cash flows over the next 8 years and the present residual value of the segment. The Company uses a variety of underlying assumptions to estimate these future cash flows, including assumptions relating to future economic market conditions, sales volumes, costs and expenses and capital expenditures. These assumptions are dependent on regional market conditions, including competitive position, degree of vertical integration, supply and demand for materials and other industry conditions. The discount rate used in the Income Approach, specifically, the weighted average cost of capital, used in the Company’s analysis during the third quarter was 16 percent. The revenue compounded annual growth rates used in the Income Approach varied from 3 percent to 20 percent. The Company’s EBITDA margins derived from these underlying assumptions varied between approximately 9 percent and 13 percent. The terminal growth rate used was 3 percent.
     Market Approach – Multiples of Sales and EBITDA. This valuation approach utilizes publicly traded construction companies’ enterprise values, as compared to their recent sales and EBITDA information. The Company used an average EBITDA multiple of 5.5 times in determining this market approach metric. This multiple is used as a valuation metric to its most recent financial performance. The Company used EBITDA as an indicator of demand because it is a widely used key indicator of the cash generating capacity of similar companies.
     Market Approach – Comparisons of Recent Transactions. This valuation approach uses publicly available information regarding recent third-party sales transactions in our industry to derive a valuation metric of the target’s respective enterprise values over their EBITDA amounts. The Company utilizes this valuation metric with its most recent financial performance to derive a “what if” sales transaction comparable fair value estimate.
     The Company selected these valuation approaches because it believes the combination of these approaches, along with its best judgment regarding underlying assumptions and estimates, provides the Company with the best estimate of fair value. The Company believes these valuation approaches are proven and appropriate for its industry and widely accepted by investors. The estimated fair value would change if the Company’s weighting assumptions under the three valuation approaches were materially modified. The Company weighted the Income Approach at 65 percent, the Market Approach – Multiples of Sales and EBITDA at 25 percent and the Market Approach – Comparison of Recent Transactions at 10 percent. This weighting was utilized to reflect fair value in current market conditions.
     The Company’s valuation model utilizes assumptions, which represent its best estimate of future events, but would be sensitive to positive or negative changes in each of the underlying assumptions as well as an alternative weighting of valuation methods, which would result in a potentially higher or lower goodwill impairment charge. The Company can provide no assurance that future goodwill impairments will not occur.
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
     The changes in the carrying amounts of intangible assets for the nine months ended September 30, 2011 are detailed below:

	Customer	Trademark /	Non-compete
	Relationships	Tradename	Agreements	Technology	Total
Balance as of December 31, 2010	$176,213	$13,249	$770	$5,225	$195,457
Additions	—	143	—	—	143
Amortization	(10,121)	(1,054)	(165)	(412)	(11,752)

Balance as of September 30, 2011	$166,092	$12,338	$605	$4,813	$183,848

Weighted Average Remaining Amortization Period	12.6 yrs	8.6 yrs	2.8 yrs	8.8 yrs

     Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 15 years.
     Amortization expense included in net income for the nine months ended September 30, 2011 was $11,752. Estimated amortization expense for the remainder of 2011 and each of the subsequent five years and thereafter is as follows:

Fiscal year:
2011	$3,910
2012	15,638
2013	15,638
2014	15,528
2015	15,418
2016	15,418
Thereafter	102,298

Total amortization	$183,848

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
6. Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities as of September 30, 2011 and December 31, 2010 were as follows:

	September 30,	December 31,
	2011	2010
Trade accounts payable	$149,197	$90,617
Payroll and payroll liabilities	42,796	40,945
Provision for loss contract costs	466	1,603
Accrued insurance	29,225	27,524
Other accrued liabilities	32,200	27,697

Total accounts payable and accrued liabilities	$253,884	$188,386

7. Government Obligations
     Government obligations represent amounts due to government entities, specifically the DOJ and the SEC, in final settlement of the investigations involving violations of the Foreign Corrupt Practices Act (the “FCPA”) and violations of the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These investigations stemmed primarily from the Company’s former operations in Bolivia, Ecuador and Nigeria. In May 2008, the Company reached final settlement agreements with the DOJ and the SEC to settle their investigations. As previously disclosed, the agreements provided for an aggregate payment of $32,300, including $22,000 in fines to the DOJ related to the FCPA violations, consisting of $10,000 paid on signing and $4,000 annually for three years thereafter, with no interest due on unpaid amounts, and $10,300 to the SEC, consisting of $8,900 of profit disgorgement and $1,400 of pre-judgment interest, payable in four equal annual installments of $2,575 with the first installment paid on signing and annually for three years thereafter. Post-judgment interest was payable on the outstanding $7,725.
     In May 2008, the Company paid $12,575 of the aggregate obligation, which consisted of the initial $10,000 payment to the DOJ, and the first installment of $2,575 to the SEC, inclusive of all pre-judgment interest. In 2009 and 2010, the Company paid $6,575 of the aggregated obligation each year, which consisted of the $4,000 annual installment to the DOJ and the $2,575 annual installment to the SEC, inclusive of all pre-judgment interest.
     In May 2011, the Company paid the remaining related aggregated obligation of $6,575, consisting of $4,000 and $2,575 to the DOJ and SEC, respectively, and in October 2011 paid $118, which completed payment of the post-judgment interest owed under the settlement agreements. All sums due under the settlement agreements have now been paid in full.
8. Long-term Debt
     Long-term debt as of September 30, 2011 and December 31, 2010 was as follows:

	September 30,	December 31,
	2011	2010
Term loan, net of unamortized discount of $9,012 and $16,126	$195,559	$283,124
Borrowings under credit facility	59,357	—
2.75% convertible senior notes, net	—	58,675
6.5% senior convertible notes, net	32,050	32,050
Capital lease obligations	6,650	11,107
Other obligations	3,481	2,972

Total debt	297,097	387,928
Less: current portion	(62,911)	(76,960)

Long-term debt, net	$234,186	$310,968

2010 Credit Facility
     The Company entered into a new credit agreement dated June 30, 2010 (the “2010 Credit Agreement”), among Willbros United States Holdings, Inc. (“WUSH”), a subsidiary of the Company (formerly known as Willbros USA, Inc.) as borrower, the Company and certain of its subsidiaries, as Guarantors, the lenders from time to time party thereto (the “Lenders”), Crédit Agricole Corporate and Investment Bank (“Crédit Agricole”), as Administrative Agent, Collateral Agent, Issuing Bank, Revolving Credit Facility Sole Lead Arranger, Sole Bookrunner and Participating Lender, UBS Securities LLC (“UBS”), as Syndication Agent, Natixis, The Bank of Nova Scotia and

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
8. Long-term Debt (continued)
Capital One, N.A., as Co-Documentation Agents, and Crédit Agricole and UBS as Term Loan Facility Joint Lead Arrangers and Joint Bookrunners. The 2010 Credit Agreement consists of a four year, $300,000 term loan facility (“Term Loan”) maturing in July 2014 and a three year revolving credit facility of $175,000 maturing in July 2013 (the “Revolving Credit Facility” or the “2010 Credit Facility”) and replaced the Company’s existing three-year $150,000 senior secured credit facility, which was scheduled to expire in November 2010. The proceeds from the Term Loan were used to pay part of the cash portion of the merger consideration payable in connection with the Company’s acquisition of InfrastruX.
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
     On March 4, 2011, the 2010 Credit Agreement was amended to allow the Company to make certain dispositions of equipment, real estate and business units. In most cases, proceeds from these dispositions would be required to pay down the existing Term Loan made pursuant to the 2010 Credit Agreement. Financial covenants and associated definitions, such as Consolidated EBITDA, were also amended to permit the Company to carry out its business plan and to clarify the treatment of certain items. Further, the Company has agreed to limit its revolver borrowings to $25,000, with the exception of proceeds from revolving borrowings used to make any payments in respect of both the 2.75% Convertible Senior Notes (the “2.75% Notes”) and the 6.5% Senior Convertible Notes (the “6.5% Notes”), until its maximum total leverage ratio is 3.00 to 1.00 or less. This amendment does not change the limit on obtaining letters of credit. The amendment also modifies the definition of Excess Cash Flow to include proceeds from the TransCanada Pipeline Arbitration, which required the Company to use a portion of such proceeds to further pay down the existing Term Loan. For prepayments made with Net Debt Proceeds or Equity Issuance Proceeds (as those terms are defined in the 2010 Credit Agreement), the amendment requires a prepayment premium of 4% of the principal amount of the Term Loans to be paid before December 31, 2011 and 1% of the principal amount of the Term Loans to be paid on or after December 31, 2011 but before December 31, 2012. Premiums for prepayments made with proceeds other than Net Debt Proceeds or Equity Issuance Proceeds remain the same as set forth under the 2010 Credit Agreement.
     Subsequent to this amendment, on March 15, 2011, the Company borrowed $59,357 under the Revolving Credit Facility to fund the purchase of its 2.75% Notes. These borrowings are included in “Short-term borrowings under revolving credit facility” at September 30, 2011.
     During the nine months ended September 30, 2011, the Company made accelerated payments of $94,679 against its Term Loan. Certain of these payments resulted in the recognition of a $4,124 loss on early extinguishment of debt for the nine months ended September 30, 2011. These losses represent the write-off of unamortized Original Issue Discount and financing costs inclusive of early payment fees.
     Interest payable under the 2010 Credit Agreement is determined by the loan type. Base rate loans require annual interest payments equal to the adjusted base rate plus the applicable margin for base rate loans. The adjusted base rate is equal to the highest of (a) the Prime Rate in effect for such day, (b) the sum of the Federal Funds Effective Rate in effect for such day plus 1/2 of 1.0% per annum, (c) the sum of the Prime, London Inter-Bank Offered Rate (“LIBOR”) or Eurocurrency Rate in effect for such day with a maturity of one month plus 1.0% per annum and (d) with respect to Term Loans only is 3.0% per annum. The applicable margin for base rate loans is 6.50% per annum for Term Loans and a fixed margin based on the Company’s leverage ratio for revolving advances. Eurocurrency rate loans require annual interest payments equal to the Eurocurrency Rate plus the applicable margin for Eurocurrency rate loans. The Eurocurrency Rate is equal to the LIBOR rate in effect for such day, subject to a 2.0% floor for Term Loans only. The applicable margin for Eurocurrency rate loans is 7.50% per annum for Term Loans and a fixed margin based on the Company’s leverage ratio for revolving advances. As of September 30, 2011, the interest rate on the Term Loan (currently a Eurocurrency rate loan) was 9.5%. Interest payments on the Eurocurrency rate loans are payable in arrears on the last day of such interest period, and, in the case of interest periods of greater than three months, on each business day which occurs at three month intervals from the first day of such interest period. Interest payments on base rate loans are

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
8. Long-term Debt (continued)
payable quarterly in arrears on the last business day of each calendar quarter. Additionally, the Company is required under the terms of the 2010 Credit Agreement to maintain in effect one or more hedging arrangements to fix or otherwise limit the interest cost with respect to at least 50 percent of the aggregate outstanding principal amount of the Term Loan.
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
     The 2010 Credit Agreement includes customary affirmative and negative covenants, including:
•	Maintenance of a minimum interest coverage ratio, as defined in the 2010 Credit Agreement, of at least 2.00 to 1.00.

•	Maintenance of a maximum total leverage ratio, as defined under the 2010 Credit Agreement, not to exceed 5.00 to 1.00.

•	Maintenance of a minimum tangible net worth requirement of $240,000, as defined under the 2010 Credit Agreement, plus 50% of consolidated net income plus 75% of equity issuance proceeds plus 75% of the increase in stockholder’s equity after the conversion of the 2.75% Notes and the 6.5% Notes.

•	Limitations on capital expenditures (greater of $70,000 or 25% of EBITDA).

•	Limitations on indebtedness.

•	Limitations on liens.

•	Limitations on certain asset sales and dispositions.

•	Limitations on certain acquisitions and asset purchases if certain liquidity levels are not maintained.
     A default under the 2010 Credit Agreement may be triggered by events such as a failure to comply with financial covenants or other covenants under the 2010 Credit Agreement; a failure to make payments when due under the 2010 Credit Agreement; a failure to make payments when due in respect of, or a failure to perform obligations relating to, debt obligations in excess of $15,000; a change of control of the Company; and certain insolvency proceedings. A default under the 2010 Credit Agreement would permit Crédit Agricole and the lenders to terminate their commitment to make cash advances or issue letters of credit, require the immediate repayment of any outstanding cash advances with interest and require the cash collateralization of outstanding letter of credit obligations. As of September 30, 2011, the Company was in compliance with all covenants under the 2010 Credit Agreement.
     In addition, any “material adverse change” could restrict the Company’s ability to borrow under the 2010 Credit Agreement and could also be deemed an event of default under the 2010 Credit Agreement. A “material adverse change” is defined as a change in the Company’s business, results of operations, properties or condition that could reasonably be expected to have a material adverse effect, as defined in the 2010 Credit Agreement.
     Incurred unamortized debt issue costs associated with the 2010 Credit Agreement are $11,491 as of September 30, 2011. These debt issue costs are included in “Other assets” at September 30, 2011. These costs will be amortized to interest expense over the three and four-year terms of the Revolving Credit Facility and Term Loan, respectively.
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
     The 6.5% Notes are governed by an indenture by and among the Company, as issuer, WUSH, as guarantor, and Bank of Texas, N.A. (as successor to the original trustee), as Trustee (the “Indenture”), and were issued under the Purchase Agreement by and among the Company and the initial purchasers of the 6.5% Notes (the “Purchasers”), in a transaction exempt from the registration requirements of the Securities Act. The 6.5% Notes are convertible into shares of the Company’s common stock at a conversion rate of 56.9606 shares of common stock per $1,000 principal amount of notes representing a conversion price of approximately $17.56 per share. If

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
8. Long-term Debt (continued)
all notes had been converted to common stock at September 30, 2011, 1,825,587 shares would have been issuable based on the principal amount of the 6.5% Notes that remain outstanding, subject to adjustment in certain circumstances. The 6.5% Notes are general senior unsecured obligations. Interest is due semi-annually on June 15 and December 15.
     The 6.5% Notes mature on December 15, 2012 unless the notes are repurchased or converted earlier. The Company does not have the right to redeem the 6.5% Notes prior to maturity. Upon maturity, the principal amount plus the accrued interest through the day prior to the maturity date is payable only in cash. The 6.5% Notes remain outstanding as of September 30, 2011 and continue to be subject to the terms and conditions of the Indenture governing the 6.5% Notes. An aggregate principal amount of $32,050 remains outstanding (net of $0 discount) and has been classified as long-term and included within “Long-term debt” on the Consolidated Balance Sheet at September 30, 2011. The holders of the 6.5% Notes have the right to require the Company to purchase the 6.5% Notes for cash upon the occurrence of a Fundamental Change, as defined in the Indenture. In addition to the amounts described above, the Company will be required to pay a “make-whole premium” to the holders of the 6.5% Notes who elect to convert their notes into the Company’s common stock in connection with a Fundamental Change. The make-whole premium is payable in additional shares of common stock and is calculated based on a formula with the premium ranging from 0.0 percent to 28.0 percent depending on when the Fundamental Change occurs and the price of the Company’s stock at the time the Fundamental Change occurs.
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
     On September 16, 2011, following receipt of the requisite consents of the holders of the 6.5% Notes, the Company entered into a fourth supplemental indenture (the “Fourth Supplemental Indenture”) to the Indenture for the 6.5% Notes. The Fourth Supplemental Indenture amends Section 6.13 of the Indenture to change the maximum consolidated leverage ratio from 4.00 to 1.00 to 6.00 to 1.00 during the fiscal quarters ending September 30, 2011 and December 31, 2011, 5.50 to 1.00 during the fiscal quarter ending March 31, 2012, 3.75 to 1.00 during the fiscal quarter ending June 30, 2012 and 3.50 to 1.00 during the fiscal quarters ending September 30, 2012 and December 31, 2012. In addition, the Fourth Supplemental Indenture conforms the definition of Consolidated EBITDA in the Indenture to the definition of Consolidated EBITDA in the 2010 Credit Agreement.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
8. Long-term Debt (continued)
     The Company is required to separately account for the debt and equity components of the 6.5% Notes in a manner that reflects its nonconvertible debt-borrowing rate at the time of issuance. The difference between the fair value and the principal amount was recorded as a debt discount and as a component of equity. The debt discount was fully amortized in 2010 and as such, the carrying amount of the 6.5% Notes was $32,050 at both September 30, 2011 and December 31, 2010.
     The amount of interest expense recognized and effective interest rate related to this debt for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Contractual coupon interest	$521	$521	$1,563	$1,562
Amortization of discount	—	151	—	445

Interest expense	$521	$672	$1,563	$2,007

Effective interest rate	8.46%	8.46%	8.46%	8.46%
2.75% Convertible Senior Notes
     In 2004, the Company completed a primary offering of $60,000 of the 2.75% Notes. In addition, the initial purchasers of the 2.75% Notes exercised their option to purchase an additional $10,000 aggregate principal amount of the 2.75% Notes. The primary offering and purchase option of the 2.75% Notes totaled $70,000. The holders of the 2.75% Notes had the right to require the Company to purchase the 2.75% Notes, including unpaid interest, on March 15, 2011, 2014, and 2019 or upon a change of control related event. On March 15, 2011, the holders exercised their right and the Company made a cash payment of $59,357 to the holders, which included $332 of unpaid interest. In order to fund the purchase, the Company borrowed $59,357 under the Revolving Credit Facility. The 2.75% Notes were general senior unsecured obligations. Interest was paid semi-annually on March 15 and September 15. The 2.75% Notes would have matured on March 15, 2024 if the notes had not been repurchased earlier. Upon maturity, the principal amount plus the accrued interest through the day prior to the maturity date was payable only in cash.
     The amount of interest expense recognized and the effective interest rate for the three and nine months ended September 30, 2011 and 2010 were as follows:

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
8. Long-term Debt (continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Contractual coupon interest	$—	$408	$332	$1,224
Amortization of discount	—	657	682	1,935

Interest expense	$—	$1,065	$1,014	$3,159

Effective interest rate	N/A	7.40%	7.40%	7.40%
Capital Leases
     The Company has entered into multiple capital lease agreements to acquire various units of construction equipment, which have a weighted average interest rate of 6.8 percent. Assets held under capital leases at September 30, 2011 and December 31, 2010 is summarized below:

	September 30,	December 31,
	2011	2010
Construction equipment	$3,806	$13,706
Transportation equipment	5,085	9,630
Furniture and equipment	2,685	1,885

Total assets held under capital lease	11,576	25,221
Less: accumulated depreciation	(3,192)	(10,733)

Net assets under capital lease	$8,384	$14,488

9. Retirement Benefits
     The Company has defined contribution plans that are funded by participating employee contributions and the Company. The Company matches employee contributions, up to a maximum of five percent of salary, in the form of cash. The Company match was suspended in March 2011. Company contributions for the nine months ended September 30, 2011 and 2010 were $2,317 and $2,420, respectively.
     In connection with the Company’s acquisition of InfrastruX, the Company is subject to additional collective bargaining agreements with various unions. As a result, the Company participates with other companies in the unions’ multi-employer pension and other postretirement benefit plans. These plans cover all employees who are members of such unions. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multi-employer plan in the event of the employer’s withdrawal from, or upon termination of, such plan. The Company has no intention to withdraw from these plans. The plans do not maintain information on the net assets and actuarial present value of the plans’ unfunded vested benefits allocable to the Company, and the amounts, if any, for which the Company may be contingently liable, are not ascertainable at this time. Contributions to all union multi-employer pension and other postretirement plans by the Company for the nine months ended September 30, 2011 and 2010 were $36,622 and $13,046, respectively.
10. Income Taxes
     For the nine months ended September 30, 2011, the Company’s effective tax rate from continuing operations was approximately 24.1 percent. For the same nine-month period in 2010, the Company’s effective tax rate was (10.9) percent. Tax benefit recorded in the third quarter of 2011 for discrete items totals $27,603. The discrete items are comprised primarily of $25,671 deferred tax benefit associated with the estimated impairment of goodwill related to the Utility T&D segment, $1,955 of additional tax expense associated with the provision for the repatriation of foreign earnings and profits, and $3,250 associated with the $10,000 reduction of contingent earnout liability in connection with the acquisition of InfrastruX that has no tax benefit.
     In April 2011, the Company discontinued its strategy of reinvesting non-U.S. earnings in foreign operations. As of September 30, 2011, the Company has repatriated $37,500 of cash from its principal foreign holding company and used the cash to repay the Term Loan. The provision for taxes was $1,955 expense in the first nine months of 2011 associated with the repatriation of foreign earnings and profits. Subsequently, actual and projected foreign earnings and profits were reduced as a result of increased losses in Canada and WAPCo litigation costs; such losses resulted in a third quarter tax benefit of $2,186 and a net first nine months of 2011 tax expense of $1,955. The Company may repatriate available foreign cash throughout the year to further reduce Term Loan debt and fund U.S. working capital needs and use its available U.S. net operating losses to offset dividend income recognized in the U.S. Additionally, the Company does not anticipate recording additional tax expense related to additional repatriations of previously recognized non-U.S. earnings to the U.S.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
10. Income Taxes (continued)
     For the three months ended September 30, 2011, the Company’s effective tax rate was 22.0 percent resulting primarily from certain discrete items representing an aggregate benefit of $30,209, comprised of deferred tax benefit of $25,671 recorded on the estimated goodwill impairment loss of $134,263 on the Utility T&D segment, and a significant reduction in the provision for taxes of $2,186 on repatriation of foreign earnings and profits. Other discrete items impacting the effective tax rate include $676 tax benefit from the true-up of taxes following completion of the year 2010 tax filings and $600 tax benefit recorded on out-of-period items. For the same three-month period in 2010, the Company’s effective tax rate from continuing operations was (5.9) percent, primarily due to deal costs and release of contingent earnout liability in connection with the acquisition of InfrastruX. There was no tax expense required to be recorded in connection with the $45,340 release of contingent earnout liability, and the $3,453 deal costs received no tax benefit.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income (loss)	$(110,973)	$35,701	$(158,894)	$31,635
Foreign currency translation adjustment, net of tax	(5,726)	3,146	(2,617)	2,407
Change in fair value on cash flow hedges, net of tax	(731)	(711)	(1,850)	(711)

Comprehensive income/(loss)	(117,430)	38,136	(163,361)	33,331
Less: income attributable to noncontrolling interest	(296)	(293)	(878)	(902)

Comprehensive income (loss) attributable to Willbros Group, Inc.	$(117,726)	$37,843	$(164,239)	$32,429

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
     On May 26, 2010, the Company established the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (the “2010 Plan”) with 2,100,000 shares of common stock authorized for issuance to provide for awards to key employees of the Company. All future grants of stock awards to key employees will be made through the 2010 Plan. As a result, the 1996 Plan was frozen, with the exception of normal vesting, forfeiture and other activity associated with awards previously granted under the 1996 Plan. At September 30, 2011, the 2010 Plan had 1,196,807 shares available for grant.
     Restricted stock and restricted stock units or rights, also described collectively as restricted stock units (“RSUs”), and options granted to employees vest generally over a three to four year period. Options granted under the 2010 Plan expire 10 years subsequent to the grant date. Upon stock option exercise, common shares are issued from treasury stock. Options granted under the Director Plan are fully vested. Restricted stock and restricted stock rights granted under the 2006 Director Plan vest one year after the date of grant. At September 30, 2011, the 2006 Director Plan had 46,373 shares available for grant. For RSUs granted prior to March of 2009, certain provisions allow for accelerated vesting upon eligible retirement. Additionally, certain provisions allow for accelerated vesting in the event of involuntary termination not for cause or a change of control of the Company. During the three months ended September 30, 2011 and 2010, $97 and $223, respectively, of compensation expense was recognized due to accelerated vesting of RSUs due to retirement and separation from the Company.
     Share-based compensation related to RSUs is recorded based on the Company’s stock price as of the grant date. Expense from both stock options and RSUs totaled $5,155 and $1,911, respectively, for the nine months ended September 30, 2011 and 2010.
     The Company determines fair value of stock options as of its grant date using the Black-Scholes valuation method. No options were granted during the nine months ended September 30, 2011 and 2010.
     The Company’s stock option activity and related information consist of:

		Weighted-
		Average
	Shares	Exercise Price
Outstanding, January 1, 2011	227,750	$15.28
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding, September 30, 2011	227,750	$15.28

Exercisable, September 30, 2011	227,750	$15.28

     As of September 30, 2011, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $0 and $0, respectively. The weighted average remaining contractual term of outstanding options and exercisable options is 3.54 years and 3.54 years, respectively, at September 30, 2011. The total intrinsic value of options exercised was $0 and $0 during the nine months ended September 30, 2011 and 2010, respectively. The total fair value of options vested during the nine months ended September 30, 2011 and 2010 was $135 and $0, respectively.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
11. Stockholders’ Equity (continued)
     The Company’s non-vested options at September 30, 2011 and the changes in non-vested options during the nine months ended September 30, 2011 are as follows:

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Non-vested, January 1, 2011	20,000	$6.77
Granted	—	—
Vested	(20,000)	6.77
Forfeited or expired	—	—

Non-vested, September 30, 2011	—	$—

     The Company’s RSU activity and related information for the nine months ended September 30, 2011 consist of:

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Outstanding, January 1, 2011	888,853	$13.54
Granted	814,963	10.34
Vested	(426,142)	14.00
Forfeited	(119,794)	13.12

Outstanding, September 30, 2011	1,157,880	$11.20

     The total fair value of RSU’s vested during the nine months ended September 30, 2011 and 2010 was $5,970 and $7,406, respectively.
     As of September 30, 2011, there was a total of $9,991 of unrecognized compensation cost, net of estimated forfeitures, related to all non-vested share-based compensation arrangements granted under the Company’s stock ownership plans. That cost is expected to be recognized over a weighted-average period of 2.59 years.
Warrants to Purchase Common Stock
     In 2006, the Company completed a private placement of equity to certain accredited investors pursuant to which the Company issued and sold 3,722,360 shares of the Company’s common stock resulting in net proceeds of $48,748. In conjunction with the private placement, the Company also issued warrants to purchase an additional 558,354 shares of the Company’s common stock. Each warrant was exercisable, in whole or in part, until 60 months from the date of issuance at an exercise price of $19.03 per share. The fair value of the warrants was $3,423 on the date of the grant, as calculated using the Black-Scholes option-pricing model. There were 536,925 warrants outstanding at September 30, 2011 and 2010, respectively. These warrants expired, unexercised, on October 27, 2011.
12. Income (Loss) Per Share
     Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is based on the weighted average number of shares outstanding during each period and the assumed exercise of potentially dilutive stock options and warrants and vesting of RSUs less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company’s stock for each of the periods presented. The Company’s convertible notes are included in the calculation of diluted income per share under the “if-converted” method. Additionally, diluted income (loss) per share for continuing operations is calculated excluding the after-tax interest expense associated with the convertible notes since these notes are treated as if converted into common stock.
     Basic and diluted income (loss) per common share from continuing operations for the three and nine months ended September 30, 2011 and 2010 are computed as follows:

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
12. Income (Loss) Per Share (continued)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Income (loss) from continuing operations	$(99,410)	$38,411	$(131,323)	$38,702
Less: Income attributable to noncontrolling interest	(296)	(293)	(878)	(902)

Net income (loss) from continuing operations attributable to Willbros Group, Inc. (numerator for basic calculation)	(99,706)	38,118	(132,201)	37,800
Add: Interest and debt issuance costs associated with convertible notes	—	1,246	—	2,108

Net income (loss) from continuing operations applicable to common shares (numerator for diluted calculation)	$(99,706)	$39,364	$(132,201)	$39,908

Weighted average number of common shares outstanding for basic income (loss) per share	47,533,967	46,997,431	47,429,059	41,651,994

Weighted average number of potentially dilutive common shares outstanding	—	5,156,598	—	3,238,011

Weighted average number of common shares outstanding for diluted income per share	47,533,967	52,154,029	47,429,059	44,890,005

Income (loss) per common share from continuing operations:
Basic	$(2.10)	$0.81	$(2.79)	$0.91

Diluted	$(2.10)	$0.75	$(2.79)	$0.89

     The Company has excluded shares potentially issuable under the terms of use of the securities listed below from the computation of diluted income (loss) per share, as the effect would be anti-dilutive:

	Three Months
	Ended September 30,
	2011	2010
6.5% Senior Convertible Notes	1,825,587	—
Stock options	227,750	187,860
Warrants to purchase common stock	536,925	536,925
Restricted stock and restricted stock rights	183,581	—

	2,773,843	724,785

     In accordance with the FASB’s standard on income (loss) per share — contingently convertible instruments, the shares issuable upon conversion of the 6.5% Notes, would have been included in diluted income (loss) per share, if those securities were dilutive, regardless of whether the Company’s stock price was greater than or equal to the conversion price of $17.56. However, these securities are only dilutive to the extent that interest per weighted average convertible share does not exceed basic income (loss) per share. For the three months ended September 30, 2011, the related interest per convertible share associated with the 6.5% Notes did exceed basic income (loss) per share for the current period. As such, those shares have not been included in the computation of diluted income (loss) per share.
13. Segment Information
     The Company’s segments are comprised of strategic businesses that are defined by the industries they serve. Each is managed as an operation with well established strategic directions and performance requirements. Prior to the InfrastruX acquisition, the Company operated through two business segments: Upstream Oil & Gas

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
13. Segment Information (continued)
and Downstream Oil & Gas. These segments operate primarily in the United States, Canada, and Oman. On July 1, 2010, the Company closed on the acquisition of InfrastruX, which diversified the Company’s capabilities and expanded its geographic footprint. InfrastruX provided maintenance and construction solutions to customers in the electric power and natural gas transmission and distribution markets. Post acquisition, the Company established a third business segment, Utility Transmission & Distribution “Utility T&D”, which includes electric power transmission and distribution and low-pressure, inside the gate natural gas distribution. The natural gas transmission division of InfrastruX, which is similar to Willbros’ legacy U.S. pipeline construction business unit, was incorporated into the Company’s Upstream Oil & Gas segment effective January 1, 2011. Management evaluates the performance of each operating segment based on operating income. Corporate operations include the executive management, general, administrative, and financing functions of the organization. The costs to provide these services are allocated, as are certain other corporate assets, among the three operating segments. There were no material inter-segment revenues in the periods presented.
     The following tables reflect the Company’s reconciliation of segment operating results to net income (loss) in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010:
     For the three months ended September 30, 2011:

	Upstream	Downstream
	Oil & Gas	Oil & Gas	Utility T&D	Consolidated
Revenue	$226,372	$53,680	$186,051	$466,103
Operating expenses	212,791	57,553	181,937	452,281
Goodwill impairment	—	—	134,263	134,263
Changes in fair value of contingent earnout	—	—	—	(4,000)

Operating income (loss)	$13,581	$(3,873)	$(130,149)	(116,441)

Other expense				(11,290)
Benefit for income taxes				(28,321)

Income from continuing operations				(99,410)
Loss from discontinued operations net of benefit for income taxes				(11,563)

Net loss				(110,973)
Less: Income attributable to noncontrolling interest				(296)

Net loss attributable to Willbros Group, Inc.				$(111,269)

     For the three months ended September 30, 2010:

	Upstream	Downstream
	Oil & Gas	Oil & Gas	Utility T&D	Consolidated
Revenue	$189,359	$80,870	$133,730	$403,959
Operating expenses	159,674	80,486	149,615	389,775
Goodwill impairment	—	12,000	—	12,000
Changes in fair value of contingent earnout	—	—	—	(45,340)

Operating income (loss)	$29,685	$(11,616)	$(15,885)	47,524

Other expense				(11,251)
Benefit for income taxes				(2,138)

Income from continuing operations				38,411
Loss from discontinued operations net of benefit for income taxes				(2,710)

Net income				35,701
Less: Income attributable to noncontrolling interest				(293)

Net income attributable to Willbros Group, Inc.				$35,408

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
13. Segment Information (continued)
     For the nine months ended September 30, 2011:

	Upstream	Downstream
	Oil & Gas	Oil & Gas	Utility T&D	Consolidated
Revenue	$579,375	$165,376	$508,574	$1,253,325
Operating expenses	562,954	178,024	512,247	1,253,225
Settlement of project termination	8,236	—	—	8,236
Goodwill impairment	—	—	134,263	134,263
Changes in fair value of contingent earnout	—	—	—	(10,000)

Operating income (loss)	$8,185	$(12,648)	$(137,936)	(132,399)

Other expense				(40,683)
Benefit for income taxes				(41,759)

Loss from continuing operations				(131,323)
Loss from discontinued operations net of benefit for income taxes				(27,571)

Net loss				(158,894)
Less: Income attributable to noncontrolling interest				(878)

Net loss attributable to Willbros Group, Inc.				$(159,772)

     For the nine months ended September 30, 2010:

	Upstream	Downstream
	Oil & Gas	Oil & Gas	Utility T&D	Consolidated
Revenue	$452,630	$202,895	$133,730	$789,255
Operating expenses	405,510	217,962	149,615	773,087
Goodwill impairment	—	12,000	—	12,000
Changes in fair value of contingent earnout	—	—	—	(45,340)

Operating income (loss)	$47,120	$(27,067)	$(15,885)	49,508

Other expense				(14,619)
Benefit for income taxes				(3,813)

Income from continuing operations				38,702
Loss from discontinued operations net of benefit for income taxes				(7,067)

Net income				31,635
Less: Income attributable to noncontrolling interest				(902)

Net income attributable to Willbros Group, Inc.				$30,733

     Total assets by segment as of September 30, 2011 and December 31, 2010 are presented below:

	September 30,	December 31,
	2011	2010
Upstream Oil & Gas	$197,792	$239,488
Downstream Oil & Gas	109,075	126,095
Utility T&D	510,932	661,386
Corporate	174,106	210,812

Total assets, continuing operations	$991,905	$1,237,781

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
14. Contingencies, Commitments and Other Circumstances
     Contingencies
     Resolution of criminal and regulatory matters
     In May 2008, the United States Department of Justice filed an Information and Deferred Prosecution Agreement (“DPA”) in the United States District Court in Houston concluding its investigation into violations of the Foreign Corrupt Practices Act of 1977, as amended, by Willbros Group, Inc. and its subsidiary Willbros International, Inc. (“WII”). Also in May 2008, WGI reached a final settlement with the SEC to resolve its previously disclosed investigation of possible violations of the FCPA and possible violations of the Securities Act and the Exchange Act. These investigations stemmed primarily from the Company’s former operations in Bolivia, Ecuador and Nigeria. The settlements together required the Company to pay a total of $32,300 in penalties and disgorgement, over approximately three years, plus post-judgment interest on $7,725, all of which has now been paid. As part of its agreement with the SEC, the Company is subject to a permanent injunction barring future violations of certain provisions of the federal securities laws. As to its agreement with the DOJ, both WGI and WII for a period of three years from May 2008, were subject to the DPA, which among its terms provides that, in exchange for WGI’s and WII’s full compliance with the DPA, the DOJ will not continue a criminal prosecution of WGI and WII and with the successful completion of the DPA’s terms, the DOJ will move to dismiss the criminal information. The Company believes that the DPA has now expired and has asked the DOJ to dismiss the criminal information, but the DOJ has declined to do so because the monitorship (described in the next paragraph) has not yet been completed.
     WGI and WII intend to fully cooperate with the government and comply with all federal criminal laws, including but not limited to the FCPA. As provided for in the DPA, with the approval of the DOJ and effective September 25, 2009, the Company retained a government-approved independent monitor, at the Company’s expense, for a two and one-half year period, who is reporting to the DOJ on the Company’s compliance with the FCPA and other applicable laws. Although the Company believes the DPA has expired, the Company remains subject to the monitorship. The monitor’s term ends in March 2012, unless extended.
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
     The Company is obligated to adopt the recommendations in the monitor’s reports unless the Company advises the monitor and the DOJ that it considers the recommendations unduly burdensome, impractical, costly or otherwise inadvisable. The Company has advised the DOJ that it intends to implement all of the recommendations in the first and second reports. The Company will require increased resources, costs and management oversight in order to effectively implement the recommendations.
     Failure by the Company to abide by the FCPA or other laws could result in prosecution and other regulatory sanctions.
Settlement — Facility Construction Project Dispute
     In September 2008, TransCanada Pipelines, Ltd. (“TransCanada”) awarded the Company the cost-reimbursable plus fixed fee construction contract for seven pump stations in Nebraska and Kansas. On January 13, 2010, TransCanada notified the Company that it was in breach of the contract and was being terminated for cause immediately. At the time of termination, the Company had completed approximately 91.0 percent of its scope of work.
     The Company disputed the validity of the termination for cause and challenged the contractual procedure followed by TransCanada for termination for cause, which allows for a 30 day notification period during which time the Company is granted the opportunity to remedy the alleged default. Despite not being granted this time, the Company agreed in good faith to cooperate with TransCanada in an orderly demobilization and handover of the remaining work. Prior to the settlement of this claim in June 2011, the Company had outstanding receivables related to this project of $71,159 and unapproved change orders for additional work of $4,223, which had not been billed. Additionally, there were claims for additional fees totaling $16,442. It is the Company’s policy not to recognize income on unapproved change orders or claims until they have been approved. Accordingly, the $4,223 in pending change orders and the $16,442 of claims were excluded from the Company’s revenue recognition. The preceding balances were partially offset by an unissued billing credit of $2,000 related to a TransCanada mobilization prepayment.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
14. Contingencies, Commitments and Other Circumstances (continued)
     In May and June of 2010, the Company filed liens on the constructed facilities. On June 16, 2010, the Company notified TransCanada that the Company intended to exercise its rights to conflict resolution under the contract, and on July 6, 2010, the International Chamber of Commerce received the Company’s request for arbitration. On September 15, 2010, the Company received TransCanada’s response to the Notice of Arbitration, which included a counterclaim for damages of $23,000 for the alleged breach of contract. In addition, TransCanada disclaimed its responsibility for payment of the current receivable balance outstanding as of June 30, 2011, the unapproved change orders for additional work and claims for additional fees.
     On June 24, 2011, the Company and TransCanada entered into an agreement that settled all of the outstanding claims between the parties related to the contract. Under terms of the settlement agreement, the Company received a payment of $61,000, waived all claims for additional costs, fees and change orders, was relieved of any further warranty obligations on the project, agreed to release the liens it had filed, and has been reinstated as an approved bidder to TransCanada and its affiliates. TransCanada also waived its counterclaim. The Company remains in a dispute with one subcontractor on the project and, under the settlement agreement, is obligated to resolve the dispute and remove liens filed against the project by the subcontractor. The Company believes it has an adequate reserve for this matter. As a result of the settlement, the Company incurred a non-cash charge in its second quarter 2011 results of $8,236, which is included in the “Settlement of project dispute” line item for the nine months ended September 30, 2011.
Other
     In addition to the matters discussed above and in Note 17 — Discontinuance of Operations, Asset Disposals, and Transition Service Agreement, the Company is party to a number of other legal proceedings. Management believes that the nature and number of these proceedings are typical for a firm of similar size engaged in a similar type of business and that none of these proceedings is material to the Company’s results of operations, consolidated financial position or cash flows.
     Commitments
     From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds and financial guarantees. Contracts with the Company’s customers may require the Company to secure letters of credit or surety bonds with regard to the Company’s performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or surety bonds in lieu of contract retention provisions, where the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At September 30, 2011, the Company had approximately $21,382 of outstanding letters of credit, all of which related to continuing operations. This amount represents the maximum amount of payments the Company could be required to make if these letters of credit are drawn upon. Additionally, the Company issues surety bonds customarily required by commercial terms on construction projects. At September 30, 2011, the Company had bonds outstanding, primarily performance bonds, with a face value at $599,098 related to continuing operations. This amount represents the bond penalty amount of future payments the Company could be required to make if the Company fails to perform its obligations under such contracts. The performance bonds do not have a stated expiration date; rather, each is released when the contract is accepted by the owner. The Company’s maximum exposure as it relates to the value of the bonds outstanding is lowered on each bonded project as the cost to complete is reduced. As of September 30, 2011, no liability has been recognized for letters of credit or surety bonds.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The Company measures its financial assets and financial liabilities, specifically its hedging arrangements and contingent earnout liability, at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs as of September 30, 2011:

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
15. Fair Value Measurements (continued)

Quoted Prices in
		Active Markets	Significant Other	Significant Other
		for Identical	Observable	Unobservable
	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Interest rate caps	$—	$—	$—	$—
Liabilities:
Interest rate swaps	1,747	—	1,747	—
Contingent earnout liability
     In connection with the acquisition of InfrastruX on July 1, 2010, InfrastruX shareholders are eligible to receive earnout payments of up to $125,000 if certain EBITDA targets are met. These payments will be paid to former InfrastruX shareholders who qualify as accredited investors as defined by the SEC in a combination of cash and non-convertible, non-voting preferred stock of the Company, pursuant to the terms within the Merger Agreement, and to non-accredited former InfrastruX shareholders and former holders of InfrastruX RSUs in the form of cash.
     As a result, the Company estimated the fair value of the contingent earnout liability based on its probability assessment of InfrastruX’s EBITDA achievements during the earnout period. In developing these estimates, the Company considered its revenue and EBITDA projections, its historical results, and general macro-economic environment and industry trends. This fair value measurement is based on significant revenue and EBITDA inputs not observed in the market, which represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value.
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
     The following table represents a reconciliation of the change in the fair value measurement of the contingent earnout liability for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended
	September 30,
	2011	2010
Beginning balance	$4,000	$55,340
Change in fair value of contingent earnout liability included in operating expenses	(4,000)	(45,340)

Ending balance	$—	$10,000

	Nine Months Ended
	September 30,
	2011	2010
Beginning balance	$10,000	$—
Fair value of contingent earnout liability initially recorded in connection with the acquisition	—	55,340
Change in fair value of contingent earnout liability included in operating expenses	(10,000)	(45,340)

Ending balance	$—	$10,000

     The Company recorded a $4,000 and $10,000 adjustment to the estimated fair value of the contingent earnout liability for the three months and nine months ended September 30, 2011, respectively, due to a decrease in the probability-weighted estimated achievement of InfrastruX’s EBITDA targets as set forth in the Merger Agreement.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
15. Fair Value Measurements (continued)
Hedging Arrangements
     The Company attempts to negotiate contracts that provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency; the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at September 30, 2011 or December 31, 2010.
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
Interest Rate Caps
     In September 2010, the Company entered into two interest rate cap agreements for notional amounts of $75,000 each in order to limit its exposure to an increase of the interest rate above 3 percent, effective September 28, 2010 through March 28, 2012. Total premiums of $98 were paid for the interest rate cap agreements. Through June 1, 2011, the cap agreements were designated and qualified as cash flow hedging instruments, with the effective portion of the caps’ change in fair value recorded in OCI. Amounts in OCI and the premiums paid for the caps were reported in interest expense as the hedged interest payments on the underlying debt were recognized during the period when the caps were designated as cash flow hedges. Through June 1, 2011, the interest rate caps were deemed to be highly effective, resulting in an immaterial amount of hedge ineffectiveness recorded in the Condensed Consolidated Statement of Operations. On June 1, 2011, the caps were de-designated due the interest rate being fixed on the underlying debt through the remaining term of the caps; changes in the value of the caps subsequent to that date will be reported in earnings. The amount reported in earnings for the undesignated interest rate caps for the three months and nine months ended September 30, 2011 is immaterial. The fair value of the interest rate cap agreements was determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates. An immaterial amount of OCI relating to the interest rate swap and caps is expected to be recognized in earnings in the coming 12 months.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
15. Fair Value Measurements (continued)

	Liability Derivatives
	September 30, 2011		December 31, 2010
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Interest rate contracts- swaps	Other short-term Liabilities	$428	Other Assets	$12

Interest rate contracts- swaps	Other long-term Liabilities	$1,319	Other long-term Assets	104

Total derivatives		$1,747		$116

For the three months ended September 30,
						Location of	Amount of Gain
			Location of Gain	Amount of Gain		Gain or (Loss)	or (Loss)
	Amount of Gain or		or (Loss)	or (Loss)		Recognized in	Recognized in
Derivatives in ASC	(Loss)		Reclassified from	Reclassified from		Income on	Income on
815 Cash Flow	Recognized in		Accumulated OCI	Accumulated OCI		Derivative	Derivative
Hedging	OCI on Derivative		into Income	into Income		(Ineffective	(Ineffective
Relationships	(Effective Portion)		(Effective Portion)	(Effective Portion)		Portion )	Portion )
	2011	2010		2011	2010		2011	2010
Interest rate contracts	$(731)	$(805)	Interest expense, net	$(11)	$—	Interest expense, net	$—	$(9)

Total	$(731)	$(805)		$(11)	$—		$—	$(9)

For the nine months ended September 30,
						Location of	Amount of Gain
			Location of Gain	Amount of Gain		Gain or (Loss)	or (Loss)
	Amount of Gain or		or (Loss)	or (Loss)		Recognized in	Recognized in
Derivatives in ASC	(Loss)		Reclassified from	Reclassified from		Income on	Income on
815 Cash Flow	Recognized in		Accumulated OCI	Accumulated OCI		Derivative	Derivative
Hedging	OCI on Derivative		into Income	into Income		(Ineffective	(Ineffective
Relationships	(Effective Portion)		(Effective Portion)	(Effective Portion)		Portion )	Portion )
	2011	2010		2011	2010		2011	2010
Interest rate contracts	$(1,850)	$(805)	Interest expense, net	$(13)	$—	Interest expense, net	$—	$(9)

Total	$(1,850)	$(805)		$(13)	$—		$—	$(9)

16. Property, Plant and Equipment
Property, plant and equipment, at cost, which are used to secure debt or are subject to lien, as of September 30, 2011 and December 31, 2010 were as follows:

	September 30,	December 31,
	2011	2010
Construction equipment	$106,085	$108,949
Furniture and equipment	51,437	50,605
Land and buildings	27,953	39,398
Transportation equipment	159,669	155,326
Leasehold improvements	17,590	17,748
Marine equipment	110	120

Total property, plant and equipment	362,844	372,146
Less: accumulated depreciation	(182,191)	(152,268)

Total property, plant and equipment, net	$180,653	$219,878

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
     Amounts above include $6,603 and $3,698 of construction in progress as of September 30, 2011 and December 31, 2010, respectively. Depreciation expense included in operating expense for the nine months ended September 30, 2011 and the year ended December 31, 2010 was $38,877 and $42,245, respectively.
     During the three months ended September 30, 2011, the Company sold approximately $11,049 in equipment and facilities through sales-leaseback arrangements. As a result of these transactions, the Company made an accelerated payment against its Term Loan of approximately $22,179.
17. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement
Strategic Decisions
     In 2006, the Company announced that it intended to sell its assets and operations in Venezuela and Nigeria.
     In 2010, the Company recognized that its investment in establishing a presence in Libya, while resulting in contract awards, had not yielded any notice to proceed on these awards. As a result, the Company exited this market due to the project delays coupled with the identification of other more attractive opportunities.
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
17. Discontinuance of Operations, Asset Disposals, and Transition Services Agreement (continued)
     On August 2, 2010, the Company received notice that WAPCo had filed suit against WGHI under English law in the London High Court on July 30, 2010, for the sum of $273,386 plus costs and interest. WGHI has several defenses to this claim and is contesting the matter vigorously, but the Company cannot provide any assurance as to the outcome. The Company expects the litigation process to be lengthy and that WGHI will incur significant legal fees and expenses as the trial approaches. Trial of the matter is expected to commence in June of 2012. The Company began to engage in a mediation process in September of 2011 in an effort to resolve the matter and expects to continue the process in December 2011.
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
Results of Discontinued Operations
     The major classes of revenue and losses with respect to these discontinued operations are as follows:

	Three Months Ended September 30, 2011
		WAPCo /
	Canada	Nigeria	Libya	Total
Contract revenue	$27,314	$—	$—	$27,314

Operating loss	(7,388)	(6,506)	(163)	(14,057)
Loss before income taxes	(7,384)	(6,506)	(163)	(14,053)
Benefit for income taxes	(2,490)	—	—	(2,490)
Net loss	(4,894)	(6,506)	(163)	(11,563)

	Three Months Ended September 30, 2010
		WAPCo /
	Canada	Nigeria	Libya	Total
Contract revenue	$4,833	$—	$—	$4,833

Operating loss	(2,020)	(579)	(710)	(3,309)
Loss before income taxes	(1,970)	(579)	(710)	(3,259)
Benefit for income taxes	(549)	—	—	(549)
Net loss	(1,421)	(579)	(710)	(2,710)

	Nine Months Ended September 30, 2011
		WAPCo /
	Canada	Nigeria	Libya	Total
Contract revenue	$119,792	$—	$—	$119,792

Operating loss	(20,439)	(12,115)	(459)	(33,013)
Loss before income taxes	(20,384)	(12,115)	(459)	(32,958)
Benefit for income taxes	(4,975)	—	(412)	(5,387)
Net loss	(15,409)	(12,115)	(47)	(27,571)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

	Nine Months Ended September 30, 2010
		WAPCo /
	Canada	Nigeria	Libya	Total
Contract revenue	$4,662	$—	$—	$4,662

Operating loss	(4,938)	(1,324)	(2,480)	(8,742)
Loss before income taxes	(4,523)	(1,324)	(2,481)	(8,328)
Provision (benefit) for income taxes	(1,261)	—	—	(1,261)
Net loss	(3,262)	(1,324)	(2,481)	(7,067)
     Total assets with respect to these discontinued operations are as follows:

	September 30, 2011
		WAPCo /
	Canada	Nigeria	Libya	Total
Total assets	$44,016	$—	$89	$44,105

	December 31, 2010
		WAPCo /
	Canada	Nigeria	Libya	Total
Total assets	$47,780	$1	$240	$48,021
18. Condensed Consolidating Guarantor Financial Statements
     Willbros Group, Inc. (the “Parent”) and its 100% owned U.S. subsidiaries (the “Guarantors”) may fully and unconditionally guarantee, on a joint and several basis, the obligations of the Company under debt securities that it may issue pursuant to a universal shelf registration statement on Form S-3 filed by the Company with the SEC. There are currently no restrictions on the ability of the Guarantors to transfer funds to the Parent in the form of cash dividends or advances. Condensed consolidating financial information for a) the Parent, b) the Guarantors and c) all other direct and indirect subsidiaries (the “Non-Guarantors”) as of September 30, 2011 and December 31, 2010 and for each of the three and nine months ended September 30, 2011 and 2010 follows.
     Condensed consolidated financial information for a) the Parent, b) the Guarantors and c) the Non-Guarantors at December 31, 2010 have been revised to properly reflect certain errors in Guarantor and Non-Guarantor financial information previously presented, to properly reflect certain errors in intercompany transactions previously presented, as well as, to properly present non-controlling interest within the “Eliminations” column under the equity method of accounting. Such adjustments increased total assets $22,800 for the Parent, decreased total assets $52,900 for the Guarantors and increased total assets $64,000 for the Non-Guarantors. These revisions had no impact on the Company’s consolidated results of operations, financial position and cash flows for all periods presented.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
Condensed Consolidating Balance Sheets

	September 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$48,153	$20,206	$(26)	$68,333
Accounts receivable, net	113	293,619	51,709	—	345,441
Contract cost and recognized income not yet billed	—	31,971	4,295	—	36,266
Prepaid expenses and other assets	12,530	33,411	354	(8,351)	37,944
Parts and supplies inventories	—	4,225	5,141	—	9,366
Deferred income taxes	9,316	—	(170)	—	9,146
Assets held for sale	—	—	48,995	—	48,995
Receivables from affiliated companies	78,970	52,750	—	(131,720)	—

Total current assets	100,929	464,129	130,530	(140,097)	555,491
Deferred income taxes	140,819	7,767	(42,827)	(102,302)	3,457
Property, plant and equipment, net	—	161,587	19,066	—	180,653
Goodwill	—	57,015	10,617	—	67,632
Other intangible assets, net	—	183,848	—	—	183,848
Investment in subsidiaries	164,951	—	—	(164,951)	—
Other assets	236	44,936	(243)	—	44,929

Total assets	$406,935	$919,282	$117,143	$(407,350)	$1,036,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$—	$521	$—	$—	$521
Accounts payable and accrued liabilities	592	226,118	27,200	(26)	253,884
Contract billings in excess of cost and recognized income	—	21,058	89	—	21,147
Short-term borrowings under revolving credit facility	—	59,357	—	—	59,357
Current portion of capital lease obligations	—	2,910	123	—	3,033
Accrued income taxes	9,681	—	2,168	(8,351)	3,498
Other current liabilities	—	884	1,009	—	1,893
Liabilities held for sale	—	—	32,526	—	32,526
Payables to affiliated companies	—	11,283	120,437	(131,720)	—

Total current liabilities	10,273	322,131	183,552	(140,097)	375,859
Long-term debt	32,050	198,519	—	—	230,569
Capital lease obligations	—	3,505	112	—	3,617
Contingent earnout	—	—	—	—	—
Long-term liabilities for unrecognized tax benefits	1,864	—	2,781	—	4,645
Deferred income taxes	—	112,862	4,666	(102,302)	15,226
Other long-term liabilities	—	42,114	1,232	—	43,346

Total liabilities	44,187	679,131	192,343	(242,399)	673,262
Stockholders’ equity:
Total stockholders’ equity	362,748	240,151	(75,200)	(164,951)	362,748

Total liabilities and stockholders’ equity	$406,935	$919,282	$117,143	$(407,350)	$1,036,010

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
Condensed Consolidating Balance Sheets

	December 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$60,328	$73,822	$—	$134,150
Accounts receivable, net	820	253,617	50,856	—	305,293
Contract cost and recognized income not yet billed	—	21,178	2,579	—	23,757
Prepaid expenses and other assets	18,490	35,720	543	—	54,753
Parts and supplies inventories	—	5,105	5,003	—	10,108
Deferred income taxes	11,004	—	—	—	11,004
Assets held for sale	—	9,166	52,154	—	61,320
Receivables from affiliated companies	198,909	2,675	—	(201,584)	—

Total current assets	229,223	387,789	184,957	(201,584)	600,385
Deferred income taxes	47,711	—	16	(31,157)	16,570
Property, plant and equipment, net	—	191,293	28,585	—	219,878
Goodwill	—	200,680	11,073	—	211,753
Other intangible assets, net	—	195,457	—	—	195,457
Investment in subsidiaries	350,062	—	—	(350,062)	—
Other assets	80	42,225	(546)	—	41,759

Total assets	$627,076	$1,017,444	$224,085	$(582,803)	$1,285,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$58,671	$12,923	$—	$—	$71,594
Accounts payable and accrued liabilities	638	153,488	34,260	—	188,386
Contract billings in excess of cost and recognized income	—	14,899	28	—	14,927
Current portion of government obligations	—	—	6,575	—	6,575
Current portion of capital lease obligations	—	5,237	129	—	5,366
Accrued income taxes	8,495	1	2,230	(8,370)	2,356
Other current liabilities	1,688	1,106	2,038	—	4,832
Liabilities held for sale	—	—	27,548	—	27,548

Payables to affiliated companies	—	—	201,584	(201,584)	—

Total current liabilities	69,492	187,654	274,392	(209,954)	321,584
Long-term debt	32,054	273,173	—	—	305,227
Capital lease obligations	—	5,523	218	—	5,741
Contingent earnout	—	10,000	—	—	10,000
Long-term liabilities for unrecognized tax benefits	1,990	—	2,876	—	4,866
Deferred income taxes	—	96,725	2,082	(22,787)	76,020
Other long-term liabilities	—	38,743	81	—	38,824

Total liabilities	103,536	611,818	279,649	(232,741)	762,262
Stockholders’ equity:
Total stockholders’ equity	523,540	405,626	(55,564)	(350,062)	523,540

Total liabilities and stockholders’ equity	$627,076	$1,017,444	$224,085	$(582,803)	$1,285,802

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
Condensed Consolidating Statement of Operations

	Nine Months Ended September 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Contract revenue	$—	$1,085,894	$167,431	$—	$1,253,325
Operating expenses:
Contract	—	990,523	148,788	—	1,139,311
Amortization of intangibles	—	11,752	—	—	11,752
General and administrative	16,855	78,055	7,252	—	102,162
Goodwill Impairment	—	134,263	—	—	134,263
Settlement of project dispute		8,236	—	—	8,236
Changes in fair value of contingent earnout	—	(10,000)	—	—	(10,000)
Acquisition Costs				—	—
Other charges	—	—	—	—	—

Operating income (loss)	(16,855)	(126,935)	11,391	—	(132,399)

Other income (expense):
Equity in loss of consolidated subsidiaries	(185,111)	—	(877)	185,988	—
Interest expense, net	(2,672)	(33,703)	100	—	(36,275)
Loss on early extinguishment of debt	—	(4,124)	—	—	(4,124)
Other, net	(136)	(189)	41	—	(284)

Income (loss) from continuing operations before income taxes	(204,774)	(164,951)	10,655	185,988	(173,082)
Provision (benefit) for income taxes	(45,003)	6	3,238	—	(41,759)

Income (loss) from continuing operations	(159,771)	(164,957)	7,417	185,988	(131,323)
Income (loss) from discontinued operations net of provision for income taxes	—	(518)	(27,053)	—	(27,571)

Net income (loss)	(159,771)	(165,475)	(19,636)	185,988	(158,894)
Less: Income attributable to noncontrolling interest	—	—	—	(878)	(878)

Net income (loss) attributable to Willbros Group, Inc.	$(159,771)	$(165,475)	$(19,636)	$185,110	$(159,772)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
Condensed Consolidating Statement of Operations

	Nine Months Ended September 30, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Contract revenue	$—	$625,422	$163,833	$—	$789,255
Operating expenses:
Contract	—	543,831	135,063	—	678,894
Amortization of intangibles	—	3,003	2,823	—	5,826
General and administrative	23,461	46,373	8,621	—	78,455
Goodwill impairment	—	12,000	—	—	12,000
Changes in fair value of contingent earnout	—	(45,340)	—	—	(45,340)
Acquisition costs	—	9,912	—	—	9,912
Other charges	—	—	—	—	—

Operating income (loss)	(23,461)	55,643	17,326	—	49,508
Other income (expense):
Equity in loss of consolidated subsidiaries	52,294	—	(902)	(51,392)	—
Interest expense, net	(5,823)	(10,363)	102	—	(16,084)
Other, net	—	604	861	—	1,465

Income (loss) from continuing operations before income taxes	23,010	45,884	17,387	(51,392)	34,889
Provision (benefit) for income taxes	(7,723)	(57)	3,967	—	(3,813)

Income (loss) from continuing operations	30,733	45,941	13,420	(51,392)	38,702
Income (loss) from discontinued operations net of provision (benefit) for income taxes	—	—	(7,067)	—	(7,067)

Net income (loss)	30,733	45,941	6,353	(51,392)	31,635
Less: Income attributable to noncontrolling interest	—	—	—	(902)	(902)

Net income (loss) attributable to Willbros Group, Inc.	$30,733	$45,941	$6,353	$(52,294)	$30,733

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
Condensed Consolidating Statement of Operations

	Three Months Ended September 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Contract revenue	$—	$405,492	$60,611	$—	$466,103
Operating expenses:
Contract	—	373,150	42,545	—	415,695
Amortization of intangibles	—	3,918	—	—	3,918
General and administrative	5,595	22,947	4,126	—	32,668
Goodwill impairment	—	134,263	—	—	134,263
Settlement of project dispute	—	—	—	—	—
Changes in fair value of contingent earnout liability		(4,000)			(4,000)
Other charges	—	—	—	—	—

Operating income (loss)	(5,595)	(124,786)	13,940	—	(116,441)

Other income (expense):
Equity in loss of consolidated subsidiaries	(137,215)	—	(296)	137,511	—
Interest expense, net	(536)	(10,530)	37	—	(11,029)
Loss on early extinguishment of debt	—	—	—	—	—
Other, net	(212)	(50)	1	—	(261)

Income (loss) from continuing operations before income taxes	(143,558)	(135,366)	13,682	137,511	(127,731)
Provision (benefit) for income taxes	(32,289)	(399)	4,367	—	(28,321)

Income (loss) from continuing operations	(111,269)	(134,967)	9,315	137,511	(99,410)
Income (loss) from discontinued operations net of provision (benefit) for income taxes	—	(518)	(11,045)	—	(11,563)

Net income (loss)	(111,269)	(135,485)	(1,730)	137,511	(110,973)
Less: Income attributable to noncontrolling interest	—	—	—	(296)	(296)

Net income (loss) attributable to Willbros Group, Inc.	$(111,269)	$(135,485)	$(1,730)	$137,215	$(111,269)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
Condensed Consolidating Statement of Operations

	Three Months Ended September 30, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Contract revenue	$—	$340,638	$63,321	$—	$403,959
Operating expenses:
Contract	—	291,948	51,950	—	343,898
Amortization of intangibles	—	1,098	2,823	—	3,921
General and administrative	4,111	29,015	883	—	34,009
Goodwill Impairment	—	12,000	—	—	12,000
Changes in the fair value of contingent earnout	—	(45,340)	—	—	(45,340)
Acquisition Costs		7,947	—	—	7,947
Other charges	—	—	—	—	—

Operating income (loss)	(4,111)	43,970	7,665	—	47,524

Other income (expense):
Equity in loss of consolidated subsidiaries	36,753	—	(293)	(36,460)	—
Interest expense, net	(1,959)	(9,953)	37	—	(11,875)
Other, net	—	389	235	—	624

Income (loss) from continuing operations before income taxes	30,683	34,406	7,644	(36,460)	36,273
Provision (benefit) for income taxes	(4,725)	314	2,273	—	(2,138)

Income (loss) from continuing operations	35,408	34,092	5,371	(36,460)	38,411
Income (loss) from discontinued operations net of provision (benefit) for income taxes	—	—	(2,710)	—	(2,710)

Net income (loss)	35,408	34,092	2,661	(36,460)	35,701
Less: Income attributable to noncontrolling interest	—	—	—	(293)	(293)

Net income (loss) attributable to Willbros Group, Inc.	$35,408	$34,092	$2,661	$(36,753)	$35,408

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)
Condensed Consolidating Statement of Cash flows

	Nine Months Ended September 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities of continuing operations	$(56,240)	$64,036	$27,962	$—	$35,758
Cash flows from operating activities of discontinued operations	—	—	(27,493)	—	(27,493)
Cash flows from investing activities	—	8,568	32,316	—	40,884
Cash flows from financing activities	56,240	(84,779)	(87,254)	—	(115,793)
Effect of exchange rate changes on cash and cash equivalents	—	—	(253)	—	(253)

Net increase (decrease) in cash and cash equivalents	—	(12,175)	(54,722)	—	(66,897)
Cash and cash equivalents of continuing operations at beginning of period (12/31/10)	—	60,328	73,822	—	134,150
Cash and cash equivalents of discontinued operations at beginning of period (12/31/10)	—	—	6,951	—	6,951

Cash and cash equivalents at beginning of period (12/31/10)	—	60,328	80,773	—	141,101
Cash and cash equivalents at end of period (9/30/11)	—	48,153	26,051	—	74,204
Less: cash and cash equivalents of discontinued operations at end of period (9/30/11)	—	—	(5,871)		(5,871)

Cash and cash equivalents of continuing operations at end of period (9/30/11)	$—	$48,153	$20,180	$—	$68,333

	Nine Months Ended September 30, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities of continuing operations	$(29,054)	$(8,112)	$30,949	$—	$(6,217)
Cash flows from operating activities of discontinued operations	—	—	16,749	—	16,749
Cash flows from investing activities		(412,775)	(3,310)	—	(416,085)
Cash flows from financing activities	23,619	304,883	(21,616)	—	306,886
Effect of exchange rate changes on cash and cash equivalents	—	—	780	—	780

Net increase (decrease) in cash and cash equivalents	(5,435)	(116,004)	23,552	—	(97,887)
Cash and cash equivalents of discontinued operations at beginning of period (12/31/09)	5,463	133,263	58,177	—	196,903
Cash and cash equivalents of discontinuing operations at beginning of period (12/31/09)	—	—	1,781	—	1,781

Cash and cash equivalents at beginning of period (12/31/09)	5,463	133,263	59,958	—	198,684
Cash and cash equivalents at end of period (9/30/10)	28	17,259	83,510	—	100,797
Less: cash and cash equivalents of discontinued operations at end of period (9/30/10)	—	—	(21,840)	—	(21,840)

Cash and cash equivalents of continuing operations at end of period (9/30/10)	$28	$17,259	$61,670	$—	$78,957

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except share and per share amounts or unless otherwise noted)
     The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2011 and 2010, included in Item 1 of this Form 10-Q, and the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
     To accomplish this, we are actively working towards achieving the following objectives:
•	Diversifying geographically to broaden regional presence and exposure to customers who demand local service providers;

•	Increasing professional services (project/program management, engineering, design, procurement and logistics) capabilities to minimize cyclicality and risk associated with large capital projects in favor of recurring service work;

•	Managing our resources to mitigate the seasonality of our business model;

•	Positioning Willbros as a service provider and employer of choice;

•	Developing long-term client partnerships and alliances by focusing team driven sales efforts on key clients and exceeding performance expectations at competitive prices; and

•	Establishing industry best practices, particularly for safety and performance.
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
     We believe that adhering to and living these values will result in a high performance organization, which can differentiate itself and compete effectively, providing incremental value to our customers, our employees and all our stakeholders.
2011 Goals and Objectives
     Our foremost priority for 2011 is to strengthen the Company’s financial position. To accomplish this we have established four primary goals and objectives:
•	Reduce beginning of the year debt by approximately $50,000 to $100,000 to significantly reduce interest expense and provide better financial flexibility. During the first nine months of 2011, we have made significant progress towards our goal of reducing debt by making $94,679 of payments against our Term Loan.

•	Continue to emphasize and improve our project management tools and capabilities. These tools have been proven successful in our U.S. mainline pipeline construction business and, we believe, even better results will be recognized in the future as they are introduced and integrated into all of our segments.

•	Maintain focus on North America. Our expanded presence in the shale plays and conventional basins, the Canadian oil sands and the U.S. electric transmission markets present the best growth and risk adjusted return opportunities for Willbros. We also recognize an emerging opportunity for pipeline integrity management services.

•	Remain focused on safety. Our objective for the year is to reduce injuries by 50 percent. We differentiate Willbros on this Value, both as an employer and as a provider of services. Improvements in safety lowers our costs and also positions us for more opportunities to bid and win contracts as customers are increasing the value placed on historical safety performance.
     A related financial goal for 2011 is to reduce general and administrative costs to 6 to 8 percent of contract revenue. Steps to bring general and administrative costs in line with our goals are beginning to produce results. General and administrative costs were 7 percent of revenue for the third quarter.
2011 Third Quarter
     In the third quarter of 2011, we generated revenue of $466,103 and net loss from continuing operations of $99,706, or $2.10 per share. Net loss from continuing operations includes an estimated pre-tax goodwill impairment charge of $134,263 within our Utility T&D segment’s operating results ($108,592, net of taxes) and a $4,000 reduction of our contingent earnout liability (no tax effect). Excluding the impact of these two non-cash special items, as well as two second quarter transactions, the $8,236 non-cash settlement charge associated with the resolution of the TransCanada Pipelines, Ltd. (“TransCanada”) facility construction project dispute ($5,065, net of taxes), and the downward revision of estimated taxes associated with the repatriation of foreign profits ($9,841) along with an additional downward tax adjustment in the third quarter, normalized sequential quarter results were as follows:

	Three Months Ended
	September
	30, 2011	June 30, 2011
Net income (loss) from continuing operations before special items (1)
Net income (loss) from continuing operations	$(99,706)	$7,754
Goodwill impairment, net of taxes	108,592	—
Settlement of project dispute, net of taxes	—	5,065
Reduction in the repatriation of foreign profit taxes	(2,186)	(9,841)
Contingent earnout liability	(4,000)	—

Net income from continuing operations before special items	$2,700	$2,978

Diluted income per share before special items (1)
Continuing operations	$(2.10)	$0.16
Income per share before special items	$0.06	$0.06

(1)	Net income (loss) from continuing operations before special items, a non-GAAP financial measure, excludes special items that management believes affect the comparison of results for the periods presented. Management also believes results excluding these items are more comparable to estimates provided by securities analysts and therefore are useful in evaluating operational trends of the Company and its performance relative to other engineering and construction companies.
     Our Upstream Oil & Gas segment produced $13,581 of operating income. The segment benefitted from successful completion of the Acadian Pipeline construction project and continued growth of our regional offices in the major shale plays. Further, we had significant improvement in our engineering and EPC offerings, and continued success within our pipeline integrity management services.

      Exclusive of the estimated $134,263 goodwill impairment charge, our Utility T&D segment produced operating income of $4,114 for the third quarter as compared to operating income of $8,815 for the second quarter. The segment operating results were unfavorably impacted by margin erosion on several Northeast construction projects caused mainly by labor and weather related issues. The distribution business continues to incur operating losses; however, continued strong performance by transmission construction projects and our UtilX subsidiary, which handles underground electric cable remediation, more than offset the distribution operating losses. The construction activity in Texas for Oncor’s portion of the Competitive Renewable Energy Zone (“CREZ”) continues at a high level of activity.
     Our Downstream Oil & Gas segment continues to be impacted by delayed turnaround spending and uncertain timing of small capital projects by our customers; however, its operating loss of $3,873 is an improvement over the second quarter operating loss of $4,107.
     Interest expense of $11,029 included the write-off of unamortized Original Issue Discount (“OID”) and debt issuance costs, which totaled $1,646, inclusive of a 1 percent early payment fee. At the end of the third quarter, we paid down an additional $22,179 against our $300,000 original Term Loan balance, reducing it to $204,571. On October 11, 2011, we paid an additional $18,700, as a result of the sale of a non-strategic business unit reducing our Term Loan balance to $185,871. The cumulative pay-down of $113,379, including the October 11, 2011 pay-down results in annual cash interest savings of $10,771.
Balance Sheet
     As of October 11, 2011, we have exceeded our $50,000 to $100,000 debt reduction goal for 2011. During the third quarter of 2011, we realized proceeds of $23,065 related to the sale of underutilized equipment, and the sale and lease back of Canada based equipment and U.S. realty holdings. The sale proceeds were used to pay-down the Term Loan. On October 11, 2011, we sold a non-strategic Utility T&D segment subsidiary and utilized the proceeds to further pay-down our Term Loan to $185,871. We will continue to pursue opportunities to monetize selective assets and non-strategic subsidiaries. Several parties have expressed interest in acquiring our Canada cross-country pipeline business.
     We continue to monitor opportunities to reduce the cost of our existing debt through replacement debt or equity. An effective shelf registration statement is on file with the U.S. Securities and Exchange Commission under which we may issue, from time to time, up to $300,000 of senior debt securities, subordinated debt securities, common stock, preferred stock, warrants and other securities. This shelf gives us the flexibility to take advantage of favorable capital market conditions as they arise, to grow our businesses or to optimize our balance sheet in order to improve or maintain our financial flexibility.
Outlook
     We have generated positive results from operations in two successive quarters. We recognize that there are additional improvements necessary to reach the levels of profitability that we believe Willbros is capable of achieving.
     We believe that positive changes are beginning to occur, especially with our primary indicators of future work, such as increased engineering services demand. Historically, an increase in engineering services demand is an accurate indicator of a future increase in construction activity. Engineering businesses within our Upstream Oil & Gas and our Downstream Oil & Gas segments experienced successive quarter revenue increases of $27,024 and $844, respectively. Additionally, we have secured five new EPC projects, an indication that our EPC offering is valuable to customers, and we expect this upward trend to continue.
     Further, our services historically peak late in the business cycle, therefore we are encouraged to see strong activity and earnings in the oil services sector, which serves many common customers and generally experiences peak activity before our sector. We also believe the strong financial returns available to E&P operators in the liquids-rich shale plays diminish the likelihood of a decline in levels of activity as domestic production displaces imported crude oil. The shift to lighter, sweeter production also leads us to believe that the refining sector will consider more small capital project upgrades and modifications to handle this new crude composition. This is a reversal of the trend toward heavier crudes and associated projects.
     Our geographic expansion in our Upstream Oil & Gas segment, driven by the shift to drilling and development of liquids-rich hydrocarbon deposits in the shale formations, continues to generate quality prospects. We expect to see continued growth in activity levels in the Bakken and Eagle Ford and new activity in the Utica and Niobrara areas. We believe we have made significant progress in transforming our business model to deliver services locally into the shale areas in the United States. Both our Engineering and EPC service offerings are also experiencing growth, which we expect to continue throughout 2012.
     Additionally, we see significant opportunities presented by expected new pipeline integrity regulations. Pipeline failures such as in San Bruno, California and Allentown, Pennsylvania have moved pipeline safety to the forefront of the public and regulatory spotlight. As a result, we believe the implementation of more stringent pipeline integrity management regulations will result in significant additional business opportunities for Willbros. Willbros is uniquely positioned with experienced professional staff to handle the entire assessment, engineering, construction and ongoing pipeline integrity management and pipeline maintenance efforts. We expect increased demand for these services to be driven by these new, more stringent regulations. These opportunities should also generate more recurring services and help mitigate the seasonal downturns we historically have experienced in the fourth and first quarters.
     We are beginning to see the benefits of implementing our project management systems and tools into our Utility T&D segment which, led by our Chapman transmission construction business, contributed significantly to our third quarter performance. Our electric transmission construction resources in Texas and the Northeast have achieved much improved utilization compared to 2010, and we also have increased utilization of our distribution resources by expanding our customer base and employing our resources on lower voltage transmission projects. While the distribution side of the business has not returned to activity levels experienced in 2008, we continue to believe the distribution business has stabilized, with some small improvements in the Texas market.
     The Utility T&D segment continues to benefit from electric transmission construction required both to improve reliability and to connect new renewable generation sources (wind and solar farms) to demand centers. Recent government funding for additional solar projects and acceleration of regulatory review of certain transmission projects support our view that the market for our transmission construction services is growing. We maintain our view that we can build our capabilities and experience by performing our significant CREZ backlog and compete for larger projects going forward.
     In addition to pursuing organic growth opportunities, we continue to look for opportunities to improve the profitability of our core businesses. Our Downstream Oil & Gas segment’s performance does not reflect the market conditions in the industry. We believe we can participate profitably in an improving market through more focus on our sales effort to expand our customer base and leverage our integrated service offering, led by our engineering services. We have opened an office on the Houston Ship Channel to capture growth opportunities on the Gulf Coast. We believe the market for turnaround services will be improved in 2012, as better refinery margins generate cash flow for our customers. In Canada, we see higher bidding activity for tank projects and we anticipate there will be a market for our Once-Through Steam Generator (“OTSG”) heater offering with the growth in Steam-assisted Gravity Drainage (“SAGD”) production facilities.
     Work commitments for the fourth quarter of 2011 and the first quarter of 2012 are significantly greater than the fourth quarter of 2010 and the first quarter of 2011. We also are experiencing stronger bidding activity across both our Upstream Oil & Gas and Utility T&D segments. We expect this increased activity level and committed revenues to produce better results than we reported in the fourth and first quarters of 2010 and 2011, respectively.
Significant Business Developments
InterCon Sale
     On October 11, 2011, we closed on the sale of InterCon Construction, Inc. in an all cash transaction.
Hovensa Project
     Our Downstream Oil & Gas segment was awarded a multi-year contract to provide project engineering services at the HOVENSA Refinery in St. Croix, U.S. Virgin Islands. In addition to providing front-end engineering and detailed design for multiple projects throughout the facility, we have also been awarded a small capital project at the site.
Haynesville Region Gathering
     Our Upstream Oil & Gas segment performed phase 5 of a 24-inch gathering system in the Haynesville region of Louisiana, valued at approximately $15,000.
Oman Awards
     We were successful in winning an additional oilfield construction service award in the Mukhaizna field area, valued at approximately $30,000.
     In October, our maintenance contract at the Oman LNG plant was renewed for another 5-year period with the option to extend for another 3 years.
Coker Replacement
     Our Downstream Oil & Gas segment won a coker replacement program management project for an independent refiner in the heartland of the United States, valued at approximately $14,000.

API Storage Tank Award
     In Canada, we were awarded tank construction contracts at two separate projects in the oil sands area near Ft. McMurray, Alberta, Both awards are for multiple tanks and are valued in aggregate at approximately $44,000.
TransCanada Contract Dispute Settlement
     In June 2011, we reached full and final agreement with TransCanada on the amount due to our U.S. construction subsidiary under a cost reimbursable fixed fee construction contract for seven pump stations in Nebraska and Kansas. We received $61,000 in cash as payment for our outstanding receivables of $71,159 and agreed to waive all claims for additional fees and change orders. TransCanada agreed to relieve Willbros of any further liability with respect to the contract and to restore Willbros to its bid list for future work. As noted above, we incurred a non-cash charge of $8,236. We used $40,000 of the cash settlement to retire debt.
Goodwill Impairment
     Under U.S. GAAP, a company has up to one year subsequent to closing an acquisition to perform its annual testing for goodwill impairment, unless events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. On March 11, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire InfrastruX. We closed on the acquisition, which created our Utility T&D segment, on July 1, 2010. As such, we performed our annual testing for goodwill impairment for the Utility T&D segment in the third quarter of 2011. The impairment test consists of company estimates of the current fair value of the segment, compared to the segment’s carrying amount.
     During the third quarter of 2011, we recorded an estimated impairment charge of $134,263 related to our Utility T&D segment which reduced our consolidated goodwill of $67,632 at September 30, 2011. Given that our step two analysis for the segment has not been finalized, the $134,263 impairment charge represents our best estimate at September 30, 2011. Our original March 2010 growth projections in the electric transmission and distribution business have not materialized. The continued slow economic recovery, exacerbated by the recent recurrence of instability in the world financial markets, and the hard-hit U.S. housing sector, have resulted in a reassessment of future growth rates and led to a reduction in the outlook for expected future cash flows in this segment.
      The initial purchase price allocation to acquired assets and liabilities for the InfrastruX acquisition included a $55,340 liability for the estimated fair value of the 2010, 2011 and combined two-year earnout provisions in the Merger Agreement. At the time of the purchase price allocation, recognition of this $55,340 liability resulted in goodwill increasing by a corresponding amount. No payments have occurred or are expected to occur; and accordingly, the liability was reduced to zero as of September 30, 2011. Reductions to the liability resulted in corresponding increases in operating income and net income of $4,000 and $10,000 during the three and nine months ended September 30, 2011, respectively, and $45,340 during the three and nine months ended September 30, 2010.
      Our weighted average cost of capital used for the original purchase price valuation has increased 1.6 percentage points from 14.4 percent at the time of the InfrastruX acquisition to 16.0 percent on July 1, 2011. The primary driver of the percentage increase was related to higher levels of risk associated with increased leverage. Our fair value analysis as further discussed below, is heavily (65 percent) weighted on discounted cash flows (“DCF”). The resulting DCFs would have been $65,000 higher if the discount rate was reduced to 14.4 percent.
     Our fair value analysis is supported by a weighting of the following three generally accepted valuation approaches:
•	Income Approach — discounted cash flows of future benefit streams;

•	Market Approach — public comparable company multiples of sales and earnings before interest, taxes, depreciation and amortization (“EBITDA”); and

•	Market Approach — multiples generated from recent transactions comparable in size, nature and industry.
     These approaches include numerous assumptions with respect to future circumstances, such as industry and/or local market conditions that might directly impact operations in the future, and are, therefore, uncertain. These approaches are utilized to develop a range of fair values and a weighted average of these approaches are utilized to determine the best fair value estimate within that range.
     Income Approach — Discounted Cash Flows. This valuation approach derives a present value of the reporting unit’s projected future annual cash flows over the next 8 years and the present residual value of the segment. We use a variety of underlying assumptions to estimate these future cash flows, including assumptions relating to future economic market conditions, sales volumes, costs and expenses and capital expenditures. These assumptions are dependent on regional market conditions, including competitive position, degree of vertical integration, supply and demand for materials and other industry conditions. The discount rate used in the Income Approach, specifically, the weighted average cost of capital, used in our analysis during the third quarter was 16 percent. The revenue compounded annual growth rates used in the Income Approach varied from 3 percent to 20 percent. Our EBITDA margins derived from these underlying assumptions varied between approximately 9 percent and 13 percent. The terminal growth rate used was 3 percent.
     Market Approach — Multiples of Sales and EBITDA. This valuation approach utilizes publicly traded construction companies’ enterprise values, as compared to their recent sales and EBITDA information. We used an average EBITDA multiple of 5.5 times in determining this market approach metric. This multiple is used as a valuation metric to our most recent financial performance. We used EBITDA as an indicator of demand because it is a widely used key indicator of the cash generating capacity of similar companies.
     Market Approach — Comparisons of Recent Transactions. This valuation approach uses publicly available information regarding recent third-party sales transactions in our industry to derive a valuation metric of the target’s respective enterprise values over their EBITDA amounts. We utilize this valuation metric with our most recent financial performance to derive a “what if” sales transaction comparable fair value estimate.
     We selected these valuation approaches because we believe the combination of these approaches, along with our best judgment regarding underlying assumptions and estimates, provides us with the best estimate of fair value. We believe these valuation approaches are proven and appropriate for our industry and widely accepted by investors. The estimated fair value would change if our weighting assumptions under the three valuation approaches were materially modified. We weighted the Income Approach at 65 percent, the Market Approach — Multiples of Sales and EBITDA at 25 percent and the Market Approach — Comparison of Recent Transactions at 10 percent. This weighting was utilized to reflect fair value in current market conditions.
     Our valuation model utilizes assumptions, which represent our best estimate of future events, but would be sensitive to positive or negative changes in each of the underlying assumptions as well as an alternative weighting of valuation methods, which would result in a potentially higher or lower goodwill impairment charge. We can provide no assurance that future goodwill impairments will not occur.
Change in Fair Value of Contingent Earnout Liability
     During the third quarter of 2011, we reduced the estimated fair value of the contingent earnout liability to the former InfrastruX shareholders to zero, resulting in a favorable impact to both operating income and net income. The reduction was due to a third quarter decrease in the probability-weighted estimated achievement of EBITDA targets as set forth in the Merger Agreement. This reduction was driven primarily by lower expectations for significant storm work during the remainder of the year which led us to conclude that the full year 2011 EBITDA targets, that would trigger recognition of the earnout, are no longer attainable.
Financial Summary

	Three Months Ended
			Increase/	Percent
	9/30/2011	6/30/2011	(Decrease)	Change
Revenue	$466,103	$458,336	$7,767	1.7%
General and administrative	$32,668	$30,028	$2,640	8.8%
Operating income (loss)	$(116,441)	$8,596	$(125,037)	(1,454.6%)
Interest expense, net	$11,029	$10,446	$583	5.6%
Benefit for income taxes	$(28,321)	$(13,841)	$(14,480)	104.6%
Results and Financial Position
     For the three months ended September 30, 2011, we recorded a net loss from continuing operations of $99,706 or $2.10 per share on revenue of $466,103. This compares to net income from continuing operations of $7,754 or $0.16 per share on revenue of $458,336 for the three months ended June 30, 2011.
     Continuing operations revenue for the three months ended September 30, 2011 increased $7,767 (1.7 percent) to $466,103 as compared to $458,336 for the three months ended June 30, 2011. The revenue improvement is a result of increased business activity predominantly within our Upstream Oil & Gas segment. Increases in revenue within Upstream Oil & Gas segment were driven primarily from an increase in EPC projects.
     General and administrative costs remained consistent over the sequential quarter increasing $2,640 as a result of a $2,625 decrease in gain on sale of assets recognized in the third quarter compared to the second quarter.
     Operating income, exclusive of the estimated $134,263 goodwill impairment charge and the $4,000 reduction in the contingent earnout liability, decreased $3,010 in comparison to the second quarter, exclusive of the $8,236 settlement charge related to TransCanada. The decrease is primarily attributed to the gain on the sale of the Ft. McMurray property in the second quarter.
     Interest expense, net increased $583 (5.6 percent) to $11,029 for the three months ended September 30, 2011 compared to $10,446 for the three months ended June 30, 2011. The increase is primarily attributable to the write-off of $1,646 in unamortized OID and debt issuance costs inclusive of a 1 percent early payment fee in connection with an accelerated payment against our Term Loan during the third quarter. In the second quarter, approximately $4,124 of OID and financing costs inclusive of a 2 percent early payment fee, were classified as loss on early extinguishment of debt.
      Provision (benefit) for income taxes for the three months ended September 30, 2011 increased $14,480 to a benefit of $28,321 from a benefit of $13,841 for the three months ended June 30, 2011. This increase is primarily attributable to the recognition of a $25,671 benefit related to the estimated impairment of goodwill in the Utility T&D segment. Other discrete items impacting the effective tax rate for the three months ended September 30, 2011 include $676 tax benefit from the true-up of taxes following completion of the year 2010 tax filings, $2,186 tax benefit associated with the provision for repatriation of foreign earnings and profits and $1,313 associated with the $4,000 reduction of contingent earnout liability in connection with the acquisition of InfrastruX that has no tax benefit.

Other Financial Measures
EBITDA and Adjusted EBITDA from Continuing Operations
     We use EBITDA as part of our overall assessment of financial performance by comparing EBITDA between accounting periods. We believe that EBITDA is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in businesses similar to ours.
     EBITDA from continuing operations for the three months ended September 30, 2011 increased $10,105 (45.8 percent) to $32,186 from $22,081 during the three months ended June 30, 2011. The increase in EBITDA results primarily from the TransCanada settlement charge in the second quarter of $8,236, which did not recur in the third quarter of 2011.
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
     EBITDA and Adjusted EBITDA are not financial measurements recognized under U.S. generally accepted accounting principles, or U.S. GAAP. When analyzing our operating performance, investors should use EBITDA and Adjusted EBITDA in addition to, and not as an alternative for, net income, operating income, or any other performance measure derived in accordance with U.S. GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. Because not all companies use identical calculations, our presentation of EBITDA and Adjusted EBITDA may be different from similarly titled measures of other companies.
     A reconciliation of EBITDA and Adjusted EBITDA from continuing operations to U.S. GAAP financial information follows:

	Three Months Ended
	September	June 30,
	30, 2011	2011
Net income (loss) from continuing operations attributable to Willbros Group	$(99,706)	$7,754
Interest expense, net	11,029	10,446
Benefit for income taxes	(28,321)	(13,841)
Depreciation and amortization	14,921	17,722
Goodwill impairment	134,263	—

EBITDA	32,186	22,081

Changes in fair value of contingent earnout liability	(4,000)	—
Stock based compensation	3,635	2,067
Restructuring and reorganization costs	—	28
Acquisition related costs	—	136
(Gains) losses on sales of assets	(960)	(3,734)
DOJ monitor cost	463	122
Noncontrolling interest	296	311

Adjusted EBITDA	$31,620	$21,011

Backlog
     In our industry, backlog is considered an indicator of potential future performance as it represents a portion of the future revenue stream. Our strategy is focused on capturing quality backlog with margins commensurate with the risks associated with a given project, and for the past several years, we have put processes and procedures in place to identify contractual and execution risks in new work opportunities. We believe we have instilled in the organization the discipline to price, accept and book only work which meets stringent criteria for commercial success and profitability.
     We believe the backlog figures are firm, subject only to the cancellation and modification provisions contained in various contracts. We generate revenue from numerous sources, including contracts of long or short duration entered into during a year as well as from various contractual processes, including change orders, extra work and variations in the scope of work.
     Backlog broadly consists of anticipated revenue from the uncompleted portions of existing contracts and contracts whose award is reasonably assured. Prior to December 31, 2010, our backlog has only included estimated work under Master Service Agreements (“MSAs”) for a period of 12 months or the remaining term of the contract, whichever is less. However, with the July 2010 acquisition of InfrastruX, we gained a significant alliance agreement with Oncor and other customers with work defined by MSAs. Under the Oncor MSA, we are the preferred contractor for the construction of Oncor’s portion of the Competitive Renewable Energy Zone (“CREZ”) work that is scheduled to be completed in 2013. We expect to generate over $500 million in overhead transmission construction revenue over the next three years on the Oncor MSA in which CREZ work is a material component. With this as the primary catalyst, we have updated our backlog presentation to reflect not only the 12 month MSA work estimate, but also the full-term value of the contract, as we believe that this information is helpful in providing additional long-term visibility. We determine the amount of backlog for work under ongoing MSA maintenance and construction contracts by using recurring historical trends inherent in the MSAs, factoring in seasonal demand and projecting customer needs based upon ongoing communications with the customer. We also include in backlog our share of work to be performed under contracts signed by joint ventures in which we have an ownership interest.
     Our 12 month and total backlog increased $82,189 and $259,673, respectively, from $828,582 and $2,038,294 at December 31, 2010 to $910,771 and $2,297,967 at September 30, 2011. Historically, a substantial amount of our pipeline construction revenue in a given year has not been in our backlog at the beginning of that year. Additionally, due to the short duration of many jobs, revenue associated with jobs performed within a reporting period will not be reflected in quarterly backlog reports.
     The following table shows our backlog from continuing operations by operating segment and geographic location as of September 30, 2011 and December 31, 2010:

	September 30, 2011				December 31, 2010
	12 Month	Percent	Total	Percent	12 Month	Percent	Total	Percent
Upstream Oil & Gas	$326,068	35.8%	$545,518	23.7%	$224,996	27.2%	$547,341	26.9%

Downstream Oil & Gas	122,529	13.5%	159,919	7.0%	107,077	12.9%	107,077	5.2%
Utility T&D	462,174	50.7%	1,592,530	69.3%	496,509	59.9%	1,383,876	67.9%

Backlog	$910,771	100.0%	$2,297,967	100.0%	$828,582	100.0%	$2,038,294	100.0%

	September 30, 2011		December 31, 2010
	Total	Percent	Total	Percent
Total Backlog by Geographic Region
United States	$1,909,877	83.1%	$1,593,241	78.2%
Canada	334,985	14.6%	394,856	19.4%
Middle East/North Africa	44,243	1.9%	45,728	2.2%
Other International	8,862	0.4%	4,469	0.2%

Backlog	$2,297,967	100.0%	$2,038,294	100.0%

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
     In April 2011, as part of our ongoing strategic evaluation of operations, we made the decision to exit the Canada cross-country pipeline construction market and monetize our investment in this business.
     We realized a loss from discontinued operations of $11,563 or $0.24 loss per share for the third quarter of 2011. The loss is related to $6,506 in legal costs attributed to the West Africa Gas Pipeline (“WAGP”) project litigation initiated by the West Africa Pipeline Company Ltd. (“WAPCo”). We expect legal expenses to remain significant through the June 2012 expected trial date. The remaining loss of $5,057 is primarily attributed to continued losses within our discontinued Canadian cross-country pipeline operations. While we pursue a sale of these operations, we continue to take steps to minimize our future cash exposure.
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
Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
Contract Revenue
     For the three months ended September 30, 2011, contract revenue increased $62,144 (15.4 percent) to $466,103 from $403,959 during the same period in 2010. A quarter-to-quarter comparison of revenue by segment is as follows:

	Three months ended September 30,
			Increase	Percent
	2011	2010	(Decrease)	Change
Upstream Oil & Gas	$226,372	$189,359	$37,013	19.5%
Downstream Oil & Gas	53,680	80,870	(27,190)	(33.6)%
Utility T&D	186,051	133,730	52,321	39.1%

Total	$466,103	$403,959	$62,144	15.4%

     Our Upstream Oil & Gas segment revenue increased $37,013 (19.5 percent) driven primarily by strong operating results with our United States engineering business and our Canadian business, offset by decreases in our United States Construction and Oman businesses.
     Our U.S. businesses increased revenue $32,968 (24.8 percent) to $165,942 for the third quarter of 2011, driven by our core engineering service business, which increased $35,103 (207.2 percent) as we continue to experience strong demand for their services. This increase was offset by a reduction in revenue within our U.S. Construction business of $2,135 (1.8 percent) driven primarily by a decrease in the size of major pipeline projects performed during the third quarter of 2011 relative to those of 2010. However, our regional offices are replacing large diameter project pipeline revenue.
     In Canada, revenue increased $6,863 (19.4 percent) to $42,161 driven primarily by increased demand for small capital projects in Field Services.
     In Oman, revenue decreased $2,818 (13.4 percent) to $18,269, driven by a slight decrease in demand by our customers for construction and maintenance services we provide in a more competitive market.
     Our Downstream Oil & Gas segment revenue decreased primarily as a result of reduced activity in maintenance and turnaround, tank construction, and government services, partially offset by increased activity in engineering, fabrication, and construction services.
     Our maintenance and turnaround revenue decreased $24,532 (57.8 percent) to $17,906 for the third quarter of 2011 as a result of continued poor spending levels in the refinery sector for maintenance and turnaround work. Our tank services revenue decreased $7,093 (38.0 percent) to $11,574 for the third quarter of 2011 due to a significant tank and facility construction project in Canada that was completed in the fourth quarter of 2010. Our government services revenue decreased $110 (5.8 percent) to $1,774 for the third quarter of 2011, reflecting a relatively consistent volume of work for the U.S. Navy under the Engineering Service Center’s IDIQ contract. We continue to bid on task orders as they are released.
     Our Downstream engineering revenue increased $2,800 (24.3 percent) to $14,327 for the third quarter of 2011 primarily due to improved demand for our engineering services as well as an EPC contract awarded during the third quarter of 2010 that continues to generate revenue. Our fabrication services revenue increased $1,707 (29.2 percent) to $7,563 for the third quarter of 2011, as a result of increased demand for the fabrication of process heaters. Our construction services revenue remained flat at $536 for the third quarter of 2011, reflecting a similar level of consulting services contracts for our customers’ long-term capital expansion projects as in the third quarter of 2010.
     Our Utility T&D segment revenue increased $52,321 (39.1 percent) for the third quarter of 2011 primarily as a result of an increase in activity from large projects in the Northeast as well as increased activity with our Oncor MSA in Texas.
     In the third quarter of 2011, the construction projects located in the Northeast produced $15,822 in revenue. In addition to revenue generated from these larger projects, storm work, primarily from Hurricane Irene, produced $12,392 in revenue for the quarter. Storm work revenue was primarily reported within our Hawkeye business, but we were able to mobilize approximately 600 personnel from across the Utility T&D segment to assist with restoring power after Hurricane Irene.
     Revenue associated with our Chapman business increased significantly with additional projects performed under our Oncor contract. For the quarter, revenue from these projects increased $18,904 (96.3 percent) to $38,545. Overhead and underground transmission services specific to Oncor also increased $1,218 (13.1 percent) to $10,546 for the quarter.
     Our cable restoration revenue remained strong increasing $403 (2.5 percent) to $16,326 for the quarter.
Operating Income
     For the three months ended September 30, 2011, operating income decreased $163,965 to a loss of $116,441 from $47,524 during the same period in 2010. The change in fair value of the contingent earnout was characterized as a corporate change in estimate and is not allocated to the reporting segments. For information regarding the contingent earnout, see discussion in Note 15 - Fair Value Measurements. A quarter-to-quarter comparison of operating income is as follows:

	Three months ended September 30,
		Operating		Operating	Increase	Percent
	2011	Margin %	2010	Margin %	(Decrease)	Change
Upstream Oil & Gas	$13,581	6.0%	$29,685	15.7%	$(16,104)	(54.2)%
Downstream Oil & Gas	(3,873)	(7.2)%	(11,616)	(14.4)%	7,743	66.7%
Utility T&D	(130,149)	(70.0)%	(15,885)	(11.9)%	(114,264)	(719.3)%
Corporate	4,000	N/A	45,340	N/A	(41,340)	(91.2)%

Total	$(116,441)	(25.0)%	$47,524	11.8%	$(163,965)	(345.0)%

     Our Upstream Oil & Gas segment’s operating income decrease of $16,104 (54.2 percent) quarter-over-quarter is attributed to our operations within the United States, which reported operating income of $5,895, a $17,337 decrease in comparison to the third quarter of 2010. This decrease was primarily from our U.S. Construction business.
     Our U.S. Construction business reported a third quarter of 2011 operating income of $3,336, a decrease of $17,277 (83.8 percent) in comparison to the third quarter of 2010. This decrease is mainly related to a negotiated, large diameter pipeline project completed in 2010 that was partially replaced by smaller diameter pipeline projects and an increase in our regional delivery work during the same period in 2011. Over the course of the past year, we have seen a shift in both bid and awarded projects from large, cross-country pipelines to smaller, regional pipelines in a more competitive bidding environment. During the third quarter of 2011, the Company incurred additional costs to support these regional offices, which serve our customers in the Permian Basin and the Eagle Ford and Bakken Shale areas. We have invested in these offices and incurred certain start-up costs in order to make these offices operational.
     Our Upstream engineering business reported third quarter 2011 operating income of $2,558, a decrease of $61 (2.3 percent) compared to the third quarter of 2010. Demand for our engineering services remains strong;

however, margins have slightly declined due to a higher mix of EPC projects, which traditionally generate lower blended margins than engineering-only projects. Regional office expansion required additional start up costs.
     In Canada, operating income increased $1,520 (42.3 percent) to operating income of $5,114 for the third quarter of 2011 in comparison to the third quarter of 2010. This increase was driven by higher demand for small capital projects in the oil sands, offset in part by a 0.7 percentage point reduction in operating margin primarily attributable to the mix of services on our MSA’s in construction and maintenance services.
     In Oman, operating income decreased $1,479 (40.7 percent) to $2,153 for the third quarter of 2011. This decrease is primarily the result of the aforementioned reduction in revenue, amplified by a decrease in margin attributable to an increase in wage requirements to Omani nationals and higher competitive market prices. Additional operating income of $419 was generated due to an international tax settlement.
     Our third quarter Downstream Oil & Gas segment operating loss (excluding the goodwill impairment charge of $12,000 in 2010) increased to $3,873 as compared to the same quarter last year. The overall contract margin for the segment decreased 5.4 percentage points quarter-over-quarter (excluding the 2010 goodwill unfavorable impact), primarily as a result of cost overruns on several fixed-price fabrication and tank construction projects. This decrease was partially offset by continued overhead cost reductions that have occurred since the third quarter of 2010. General and administrative expenses were reduced by $1,230 quarter-over-quarter.
     Exclusive of the estimated goodwill impairment charge of $134,263, our Utility T&D segment reported a third quarter of 2011 operating income of $4,114 which is an increase of $19,999 (125.9 percent) in comparison to the third quarter of 2010. This increase is primarily attributable to the increased revenue and utilization previously discussed. Contract income increased $11,968 (4.2 percent) in 2011 with a majority of the improvement at Chapman and Hawkeye; specifically contract income increased $6,627 (12.9 percent) and $2,582 (5.9 percent) respectively. Further, one-time deal costs of $9,550 were incurred in the third quarter of 2010 associated with the purchase of InfrastruX, which did not recur in 2011.
Non-Operating Items
     Interest expense, net decreased $846 (7.1 percent) to $11,029 for the third quarter of 2011. This decrease is attributable to a $1,146 reduction in interest expense and associated amortization of our 2.75% Notes, which were repurchased on March 15, 2011, and a third quarter 2011 cash interest reduction of $1,435 attributed to previous accelerated payments against our Term Loan. This decrease was offset by approximately $1,646 of accelerated amortization of OID and debt issuance costs associated with our third quarter 2011 accelerated payment of $22,179 against our Term Loan. Third quarter 2011 cash interest expense associated with our Term Loan totaled $5,853 compared to $7,288 for 2010.
     Other, net decreased by $885 (141.8 percent) to an expense of $261 for the third quarter of 2011. This decrease is mostly attributable to a combination of foreign transactions and miscellaneous income recognized in the third quarter of 2010.
     Provision (benefit) for income taxes increased $26,183 to a benefit of $28,321 compared to a benefit of $2,138 for the same period in 2010. This increase is primarily attributed to a deferred tax payment of $25,671 recorded in connection with the estimated impairment of goodwill in the Utility T&D segment. Other discrete items impacting the effective tax rate include $676 tax benefit from the true-up of taxes following completion of the year 2010 tax filings, $1,955 additional tax expense associated with the provision for the repatriation of foreign earnings and profits, and $3,250 associated with the $10,000 reduction of contingent earnout liability in connection with the acquisition of InfratruX that has no tax benefit.
Loss from Discontinued Operations, Net of Taxes
      Loss from discontinued operations, net of taxes increased $8,853 to $11,563 from $2,710 during the same period in 2010. The loss is primarily related to our Canadian cross-country pipeline construction business and legal fees incurred in connection with the WAPCo litigation. The legal fees are expected to continue to be significant through the June 2012 trial of the matter.
Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
Contract Revenue
     For the nine months ended September 30, 2011, contract revenue increased $464,070 (58.8 percent) to $1,253,325 from $789,255 during the same period in 2010. A period-to-period comparison of revenue is as follows:

	Nine months ended September 30,
			Increase	Percent
	2011	2010	(Decrease)	Change
Upstream Oil & Gas	$579,375	$452,630	$126,745	28.0%
Downstream Oil & Gas	165,376	202,895	(37,519)	(18.5)%
Utility T&D	508,574	133,730	374,844	280.3%

Total	$1,253,325	$789,255	$464,070	58.8%

     Our Upstream Oil & Gas segment revenue increased $126,745 (28.0 percent). Our U.S. Construction business reported revenue of $316,403, an increase of $64,150 (25.4 percent) from the same period of 2010. This increase was driven, in part, by a full nine months of operating results of B&H Construction, acquired in July 2010, which contributed revenue of $74,058 through nine months of operations in 2011, versus $24,443 in only three months of 2010. In February of 2011, our large diameter pipeline construction business commenced work on Segment 1 of the Acadian Haynesville Extension Project, which completed in September of 2011. By contrast, U.S. Construction was fully engaged on the construction of the Fayetteville Express Pipeline (“FEP”) projects. Also, we are beginning to realize additional revenue contributed from the previously discussed regional expansion, primarily in the Eagle Ford region in South Texas.
     Our Upstream engineering business reported revenue of $97,744, an increase of $53,312 (120.0 percent) in comparison to the same period in 2010 as we continue to experience strong demand for our engineering and EPC services.
     In Canada, revenue increased $10,149 (10.1 percent) to $110,244 driven by increased construction and fabrication of three major pump-stations during the year. This increase was offset by lower levels of maintenance and capital projects performed pursuant to MSAs.
     In Oman, revenue decreased $866 (1.6 percent) to $54,984 for the first nine months of 2011 driven by increased competition and a slight decrease in demand for our construction and maintenance services by our customers.
     Our Downstream Oil & Gas segment revenue decreased primarily as a result of a reduction in activity within maintenance and turnaround, fabrication, tank services, and construction services, partially offset by increased activity within our engineering and government services businesses.
     Our maintenance and turnaround revenue decreased $41,089 (38.4 percent), to $65,978 for the first nine months of 2011 primarily as a result of continued poor spending levels in the refinery sector for maintenance and turnaround work. We were also unsuccessful in replacing several significant turnaround contracts in 2011. Our fabrication services revenue decreased $1,776 (8.8 percent), to $18,402, primarily due to a decrease in demand for the fabrication of process heaters during the first six months of 2011. We experienced an increase in demand for process heaters during the third quarter of 2011. Our tank services revenue decreased $1,551 (4.6 percent), to $31,917 for the first nine months of 2011 due to the completion of a significant tank and facility construction project in Canada in the fourth quarter of 2010, partially offset by the commencement of several new domestic multiple tank construction contracts in 2011. Our construction services revenue decreased $1,056 (40.3 percent) to $1,561 for the first nine months of 2011 due to the completion of several multi-year consulting services contracts for our customers’ long-term capital expansion projects.
     Our Downstream engineering revenue increased $5,728 (16.2 percent), to $41,064 for the first nine months of 2011 primarily due to improved demand for our engineering services as well as an EPC contract awarded during the third quarter of 2010 that continues to generate revenue. This increase was partially offset by a decrease in revenue resulting from the completion of a one-year capital expansion program management contract that was finalized in 2010. Our government services revenue increased $2,225 (52.6 percent), to $6,454 for the first nine months of 2011 due to 5 additional task order awards from the U.S. Navy under the Engineering Service Center’s IDIQ contract. We continued work on the 11 task orders from 2010 and received 3 modifications to existing fuel storage tank inspection task orders, which expanded our scope from tank inspection to performing repairs on the storage tanks.
     The Utility T&D segment was created from the acquisition of InfrastruX on July 1, 2010, therefore, the first nine months of 2010 is not comparable to the same period in 2011. Total Utility T&D segment revenue for the first nine months of 2011 was $508,574, including the BP Solar and Bangor Hydro projects which produced revenue of $48,793 and $13,821, respectively. Both projects are expected to be completed in the fourth quarter. Storm work from Hurricane Irene, which occurred in the third quarter of 2011 generated revenue of $12,392.
     Revenue at Chapman for overhead electric, substation and wireless communication was $90,920, $26,016 and $6,542, respectively, for the nine months ended September 30, 2011. Revenue specific to our MSA contract with Oncor was $108,357 for the period and is expected to remain strong for the rest of the year. Work performed under the contract is primarily overhead electric transmission and substation work.
     Revenue from our cable restoration services was $44,684 for the first nine months of 2011 and is expected to remain strong the rest of the year.
Operating Income
     For the nine months ended September 30, 2011, operating income decreased $181,907 to a loss of $132,399 from income of $49,508 during the same period in 2010. The change in fair value of the contingent earnout was characterized as a corporate change in estimate and is not allocated to the reporting segments. For information regarding the contingent earnout, see discussion in Note 15 - Fair Value Measurements. A period-to-period comparison of operating income (loss) is as follows:

	Nine months ended September 30,
		Operating		Operating	Increase	Percent
	2011	Margin%	2010	Margin%	(Decrease)	Change
Upstream Oil & Gas	$8,185	1.4%	$47,120	10.4%	$(38,935)	(82.6)%
Downstream Oil & Gas	(12,648)	(7.6)%	(27,067)	(13.3)%	14,419	53.3%
Utility T&D	(137,936)	(27.1)%	(15,885)	(11.9)%	(122,051)	(768.3)%
Corporate	10,000	N/A	45,340	N/A	(35,340)	(77.9)%

Total	$(132,399)	(10.6)%	$49,508	6.3%	$(181,907)	(367.4)%

     Our Upstream Oil & Gas segment reported operating income of $8,185, a $38,935 decrease from the same period in 2010 which is attributed primarily to our U.S. Construction, engineering and Canada businesses.
     Our U.S. Construction business reported an operating loss of $4,851, a $34,365 (116.4 percent) decrease in comparison to the first nine months of 2010. This business was unfavorably impacted by the settlement of the facility construction project dispute with TransCanada, which resulted in a pre-tax, non-cash charge of $8,236 in the second quarter of 2011. As discussed above, we have replaced one negotiated large pipeline project from 2010 with several smaller projects in a more competitive market in 2011. Further, our pipeline construction business incurred additional costs as we continue to expand our regional delivery business.
     Our engineering business reported operating income of $3,046, a decrease of $2,723 (47.2 percent) in comparison to the first nine months of 2010. This reduction was driven, in part, by the settlement of a dispute stemming from a contract completed in 2009, which resulted in an additional pre-tax charge of $1,000 during the first quarter of 2011.
     In Canada, we reported operating income of $3,568, a decrease in operating income of $2,354 in comparison to the first nine months of 2010. This decrease was driven by the first quarter of 2011 operating loss of $5,085 resulting from several loss projects within facilities and construction services, as well as reduced third quarter margins primarily attributable to the mix of services on our MSA’s in construction and maintenance services.
     In Oman, operating income decreased by $1,200 (14.8 percent) to $6,929 for the first nine months of 2011. This decrease is primarily the result of a decrease in margin driven by an increase in wage requirements to Omani nationals as dictated by the Omani government early in 2011. In addition, other operating income increased due to an international tax settlement.
     Our Downstream Oil & Gas segment operating loss decreased primarily because of reduced corporate general and administrative expenses allocated to the segment and the $12,000 goodwill impairment charge in the third quarter of 2010. The overall contract margin for the segment decreased 3.1 percentage points period-over-period, primarily because of cost overruns on several fixed-price fabrication and tank construction projects. This decrease was offset by overhead cost reductions since the third quarter of 2010. General and administrative expenses were reduced by $4,501 period-over-period.
     Exclusive of the estimated goodwill impairment charge of $134,263, our Utility T&D segment had an operating loss of $3,673 for the nine months ended September 30, 2011. The loss is attributable to $7,788 of losses incurred during the first half of the year, primarily related to operating losses on our projects due to adverse weather conditions. These early losses were offset by the previously discussed operating income of $4,114 in the third quarter. Due to the acquisition of InfrastruX on July 1, 2010, year-over-year comparison data is not available for the nine months ended September 30, 2011.
Non-Operating Items
     Interest expense, net increased $20,191 (125.5 percent) to $36,275 for the nine months ended September 30, 2011. The increase was largely attributed to our 2010 Credit Agreement entered into on June 30, 2010 for which we have incurred cash interest charges of $19,207 for the period, or an increase of $11,919 in comparison to the same period in 2010. In addition, amortization charges of $4,362 relating to the accelerated amortization of OID and debt issuance costs, inclusive of early payment fees, were incurred in 2011 due to certain accelerated payments against our Term Loan. The period-over-period increase was partially offset by a $2,306 reduction in interest expense and associated amortization of our 2.75% Notes, which we repurchased on March 15, 2011.
     For the nine months ended September 30, 2011, we recorded a $4,124 loss attributed to the write-off of unamortized OID and financing costs inclusive of an early payment fee in connection with an accelerated payment of $40,000 against our Term Loan in June 2011. The loss is recorded in the line item “Loss on early extinguishment of debt” for the period.
     Other net decreased $1,749 (119.4 percent) to expense of $284 for the nine months ended September 30, 2011, primarily due to certain foreign transactions recorded during the period.
     Provision (benefit) for income taxes increased $37,946 from a benefit of $3,813 for the nine months ended September 30, 2010, to a benefit of $41,759 for the nine months ended September 30, 2011. The increase is primarily attributable to the recognition of a $25,671 deferred tax benefit recorded in connection with the estimated impairment of goodwill in the Utility T&D segment. Other discrete items impacting the effective tax rate for the first nine months of 2011 include $676 tax benefit from the true-up of taxes following completion of the year 2010 tax filings, $1,955 additional tax expense associated with the provision for the repatriation of foreign earnings and profits, and $3,250 associated with the $10,000 reduction of contingent earnout liability in connection with the acquisition of InfrastruX that has no tax benefit.

Income from Discontinued Operations, Net of Taxes
     Loss from discontinued operations, net of taxes increased $20,504 to $27,571 from $7,067 during the same period in 2010. The loss is primarily related to our Canadian cross-country pipeline construction business and legal fees incurred in connection with the WAPCo litigation. The legal fees are expected to continue to be significant through the June 2012 trial of the matter.
LIQUIDITY AND CAPITAL RESOURCES
     Our financing objective is to maintain financial flexibility to meet the material, equipment and personnel needs to support our work commitments, and pursue our expansion and diversification objectives, while reducing our level and cost of debt. As of September 30, 2011, we had cash and cash equivalents from continuing operations of $68,333. Our cash and cash equivalent balances held in the United States and foreign countries were $48,934 and $19,399, respectively. In April 2011, we discontinued our strategy of reinvesting non-U.S. earnings in foreign operations. In the first quarter, we repatriated $25,500 of cash from our principal foreign holding company to repay Term Loan debt. In the third quarter, we repatriated another $12,000 for a total of $37,500 for the first nine months of 2011.
     The 2010 Credit Agreement consists of a four year, $300,000 Term Loan maturing in July 2014 and a three year Revolving Credit Facility of $175,000. The proceeds from the Term Loan were used to pay part of the cash portion of the merger consideration payable in connection with our acquisition of InfrastruX. The Revolving Credit Facility is primarily used to provide letters of credit; however, it does allow for borrowings. Our ability to use the Revolving Credit Facility for borrowings, however, has been restricted because of the amendment discussed in the next paragraph. The maximum total leverage ratio covenant in our 6.5% Notes may also restrict our ability to use the Revolving Credit Facility for revolving loans from time to time.
     On March 4, 2011, the 2010 Credit Agreement was amended to allow us to make certain dispositions of equipment, real estate and business units. In most cases, proceeds from these dispositions will be required to be used to pay-down the existing Term Loan. Financial covenants and associated definitions, such as Consolidated EBITDA, were also amended to permit us to carry out our business plan and to clarify the treatment of certain items. Until our maximum total leverage ratio is 3.00 to 1.00 or less, we have agreed to limit our revolver borrowings to $25,000, with the exception of proceeds from revolving borrowings used to make payments on the 6.5% Senior Convertible Notes (the “6.5% Notes”) and to make $59,357 in payments to the 2.75% Convertible Senior Notes that were submitted to us for cash payment in the first quarter. The amendment does not change the limit on obtaining letters of credit. The amendment also modifies the definition of Excess Cash Flow to include proceeds from the TransCanada arbitration, which required us to use a portion of such proceeds to further pay-down the existing Term Loan. In late June 2011, we received $61,000 from TransCanada as a settlement and used $40,000 to pay-down the Term Loan. For prepayments made with Net Debt Proceeds or Equity Issuance Proceeds (as those terms are defined in the 2010 Credit Agreement), the amendment requires a prepayment premium of 4% of the principal amount of the Term Loans prepaid before December 31, 2011; and 1% of the principal amount of the Term Loans prepaid on and after December 31, 2011, but before December 31, 2012. Premiums for prepayments made with proceeds other than Net Debt Proceeds or Equity Issuance Proceeds remain the same as set forth under the 2010 Credit Agreement.
     On September 16, 2011, following receipt of the requisite consents of the holders of our 6.5% Notes, the Indenture for our 6.5% Notes was amended, in part, to increase the maximum total leverage ratio from 4.00 to 1.00 to 6.00 to 1.00 for the remainder of 2011. The Indenture was also amended to conform the definition of Consolidated EBITDA in the Indenture to the definition of Consolidated EBITDA in the 2010 Credit Agreement. We believe that these amendments enhance our financial flexibility for the remainder of 2011 by enabling us to borrow up to $25,000 available under the Revolving Credit Facility.
Covenants
     The table below sets forth the primary covenants in the 2010 Credit Agreement and the status with respect to these covenants as of June 30, 2011 and September 30, 2011.

	Covenants	Actual Ratios at	Actual Ratios at
	Requirements	September 30, 2011	June 30, 2011

Maximum Total Leverage Ratio (debt divided by Covenant EBITDA) should be less than:	5.00 to 1	4.72	4.32

Minimum Interest Coverage Ratio (Covenant EBITDA divided by interest expense as defined in the 2010 Credit Agreement) should be greater than:	2.00 to 1	2.11	2.24

Minimum Net Tangible Worth (stockholders’ equity less goodwill and plus or minus allowed 2010 Credit Agreement adjustments) should be greater than:	$262,019	$298,006	$278,694
     The Maximum Total Leverage Ratio declines to 4.75 to 1 as of December 31, 2011. The value of the trailing 12-month EBITDA as defined in the 2010 Credit Agreement (or “Covenant EBITDA”), was negatively impacted by two underperforming quarters, the fourth quarter of 2010 and the first quarter of 2011 with Covenant EBITDA of $5,753 and ($7,656), respectively. We expect to achieve significant Covenant EBITDA improvement in the equivalent quarters in 2011 and 2012. In addition, we continue to improve the primary covenant ratios and the Minimum Net Tangible Worth value through accelerated payments against our Term Loan. The December 31, 2011 primary covenant calculations will benefit from a fourth quarter $18,700 accelerated payment against our Term Loan. Based on our current operating projections, we believe that we will remain in compliance with the above primary covenants. However, depending on market conditions, we may need to request amendments, or waivers for the primary covenants, or obtain refinancing in future periods. There can be no assurance that we will be able to obtain amendments or waivers, or negotiate agreeable refinancing terms should it become needed.
     The 2010 Credit Agreement also includes customary affirmative and negative covenants, including:
•	Limitations on capital expenditures (greater of $70,000 or 25% of EBITDA).

•	Limitations on indebtedness.

•	Limitations on liens.

•	Limitations on certain asset sales and dispositions.

•	Limitations on certain acquisitions and asset purchases if certain liquidity levels are not maintained.

     A default under the 2010 Credit Agreement may be triggered by events such as a failure to comply with financial covenants or other covenants under the 2010 Credit Agreement; a failure to make payments when due under the 2010 Credit Agreement; a failure to make payments when due in respect of, or a failure to perform obligations relating to, debt obligations in excess of $15,000; a change of control of the Company; and certain insolvency proceedings. A default under the 2010 Credit Agreement would permit Crédit Agricole and the lenders to terminate their commitment to make cash advances or issue letters of credit, require the immediate repayment of any outstanding cash advances with interest and require the cash collateralization of outstanding letter of credit obligations. As of September 30, 2011, we were in compliance with all covenants under the 2010 Credit Agreement.
     In addition, any “material adverse change” could restrict our ability to borrow under the 2010 Credit Agreement and could also be deemed an event of default under the 2010 Credit Agreement. A “material adverse change” is defined as a change in our business, results of operations, properties or condition that could reasonably be expected to have a material adverse effect, as defined in the 2010 Credit Agreement.
     Under the 6.5% Notes Indenture, we are not permitted to incur debt, excluding capital lease obligations, insurance premium notes and certain other debt, if it would cause the maximum total leverage ratio to exceed 6.00 to 1.00 during the fiscal quarters ending September 30, 2011 and December 31, 2011, 5.50 to 1.00 during the fiscal quarter ending March 31, 2012, 3.75 to 1.00 during the fiscal quarter ending June 30, 2012 and 3.50 to 1.00 during the fiscal quarters ending September 30, 2012 and December 31, 2012. Based on our results in the third quarter of 2011, our 6.5% Notes do not currently restrict our ability to borrow under the 2010 Credit Agreement, as amended.
Other
     As of September 30, 2011, we had $59,357 in short-term borrowings and $21,382 in letter of credit outstanding under our Revolving Credit Facility. The Revolving Credit Facility has total capacity of $175,000 with a $150,000 sublimit for cash. As of September 30, 2011, we are able to only draw up to $25,000 under the Revolving Credit Facility, subject to the maximum total leverage ratio covenant under the 6.5% Notes Indenture. If we achieve a maximum total leverage ratio of 3.00 to 1.00 or less, we may borrow up to $90,643 under the Revolving Credit Facility.
     Our working capital position for continuing operations decreased $90,275 (34.9 percent) to $168,053 at September 30, 2011 from $258,328 at December 31, 2010. This was primarily attributed to $94,679 in payments against our Term Loan as well as other project related working capital requirements during the year.
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

     Cash flows provided by (used in) continuing operations by type of activity were as follows for the nine months ended September 30, 2011 and 2010:

			Increase
	2011	2010	(Decrease)
Operating activities	$35,758	$(6,217)	$41,975
Investing activities	33,145	(417,362)	450,507
Financing activities	(115,788)	306,997	(422,785)
Effect of exchange rate changes	(253)	780	(1,033)

Cash used in all continuing activities	$(47,138)	$(115,802)	$68,664

Operating Activities
     Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of collection of receivables and the settlement of payables and other obligations. Working capital needs are generally higher during the summer and fall months when the majority of our capital intensive projects are executed. Conversely, working capital assets are typically converted to cash during the late fall and winter months. Operating activities from continuing operations provided net cash of $35,758 during the nine months ended September 30, 2011 as compared to $6,217 used during the same period of 2010. The $41,975 increase in cash flow provided by operating activities is primarily a result of the following:
•	An increase in cash flow provided by working capital accounts of $64,271, driven primarily by the $61,000 in outstanding receivables received from TransCanada during the second quarter of 2011. This increase can also be attributed to a greater focus on our overall working capital management by aligning payments on obligations with current contractual arrangements; and

•	An increase in cash consumed by continuing operations of $22,296, net of non-cash effects driven primarily by our net loss from continuing operations for the first nine months of 2011.
Investing Activities
     Investing activities provided net cash of $33,145 during the nine months ended September 30, 2011 as compared to $417,362 used during the same period of 2010. The $450,507 increase in cash flow provided by investing activities is primarily a result of the following:
•	The acquisition of InfrastruX in the third quarter of 2010, which resulted in cash used of $421,182, as compared to cash provided of $9,402 in the same period of 2011; and

•	$33,045 in proceeds from the sale of certain equipment and facilities during the first nine months of 2011; offset by

•	$16,755 in maturities of short-term investments during the first nine months of 2010.
Financing Activities
     Financing activities used net cash of $115,788 during the nine months ended September 30, 2011 as compared to $306,997 provided during the same period of 2010. The $422,785 decrease in cash flow provided by financing activities is primarily a result of the following:
•	A $282,000 reduction in proceeds from our Term Loan issued in connection with our acquisition of InfrastruX;

•	A $58,078 reduction in proceeds from the issuance of common stock;

•	$87,179 in accelerated payments against our Term Loan during the first nine months of 2011; and

•	$7,500 in scheduled payments against our Term Loan during the first nine months of 2011.
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
Interest Rate Caps
     In September 2010, we entered into two interest rate cap agreements for notional amounts of $75,000 each in order to limit our exposure to an increase of the interest rate above 3 percent, effective September 28, 2010 through March 28, 2012. Total premiums of $98 were paid for the interest rate cap agreements. Through June 1, 2011, the cap agreements were designated and qualified as cash flow hedging instruments, with the effective portion of the caps’ change in fair value recorded in OCI. Amounts in OCI and the premiums paid for the caps were reported in interest expense as the hedged interest payments on the underlying debt were recognized during the period when the caps were designated as cash flow hedges. Through June 1, 2011, the interest rate caps were deemed to be highly effective, resulting in an immaterial amount of hedge ineffectiveness recorded in the Condensed Consolidated Statement of Operations. On June 1, 2011, the caps were de-designated due to the interest rate being fixed on the underlying debt through the remaining term of the caps; changes in the value of the caps subsequent to that date will be reported in earnings. The amount reported in earnings from the undesignated interest rate caps for the three months and nine months ended September 30, 2011 is immaterial. The fair value of the interest rate cap agreements was determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates. An immaterial amount of OCI relating to the interest rate swap and caps is expected to be recognized in earnings in the coming 12 months.
Capital Requirements
     During the nine months ended September 30, 2011, continuing operations provided cash of $35,758. We believe that our financial results combined with our current liquidity and financial management will ensure sufficient cash to meet our capital requirements for continuing operations. As such, we are focused on the following significant capital requirements:
•	Providing working capital for projects in process and those scheduled to begin in 2012; or

•	Funding our 2011 capital budget of approximately $29,700, of which approximately $23,000 has been spent and committed to date.
     We believe that we will be able to support our ongoing working capital needs through our cash on hand and operating cash flows.
Contractual Obligations
     As of September 30, 2011, we had $32,050 aggregate 6.5% Notes principal outstanding. In addition, we have various capital leases of construction equipment and property resulting in aggregate capital lease obligations of $6,650.
     During the nine months ended September 30, 2011, in addition to two scheduled payments of $3,750, we made accelerated payments of $87,179 against the Term Loan. On June 30, 2011, a $40,000 accelerated payment of the Term Loan resulted in the recognition of a $4,124 loss attributed to the write-off of unamortized OID and financing costs inclusive of a 2 percent early payment fee. Such loss is recorded in the line item “Loss on early extinguishment of debt” for the nine months ended September 30, 2011.
     As of September 30, 2011, there were $59,357 in outstanding borrowings under the 2010 Credit Facility and there were $21,382 in outstanding letters of credit. All outstanding letters of credit relate to continuing operations.

     During the third quarter of 2011, we realized proceeds of $23,065 related to the sale of underutilized equipment and the sale and lease back of Canada based equipment and U.S. realty holdings. As a result, our future contractual obligations as of September 30, 2011, are as follows:

	Payments Due By Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Term Loan	$204,571	$—	$204,571	$—	$—
Convertible notes	32,050	—	32,050	—	—
Capital lease obligations	7,615	933	4,674	1,659	349
Operating lease obligations	161,552	12,610	69,346	34,056	45,540
Equipment financing obligations	1,074	316	758	—	—
Uncertain tax liabilities	4,645	—	—	—	—

Total	$411,507	$13,859	$311,399	$35,715	$45,889

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

FORWARD-LOOKING STATEMENTS
     This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), oil, gas, gas liquids and power prices, demand for our services, future financial performance, the amount and nature of future investments by governments, expansion and other development trends of the oil and gas, refinery, petrochemical and power industries, business strategy, expansion and growth of our business and operations, the outcome of government investigations and legal proceedings and other such matters are forward-looking statements. These forward-looking statements are based on assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties. As a result, actual results could differ materially from our expectations. Factors that could cause actual results to differ from those contemplated by our forward-looking statements include, but are not limited to, the following:
•	curtailment of capital expenditures and the unavailability of project funding in the oil and gas, refinery, petrochemical and power industries;

•	increased capacity and decreased demand for our services in the more competitive industry segments that we serve;

•	reduced creditworthiness of our customer base and higher risk of non-payment of receivables;

•	inability to lower our cost structure to remain competitive in the market;

•	inability of the energy service sector to reduce costs in the short term to a level where our customers’ project economics support a reasonable level of development work;

•	inability to predict the timing of an increase in energy sector capital spending, which results in staffing below the level required when the market recovers;

•	reduction of services to existing and prospective clients as they bring historically out-sourced services back in-house to preserve intellectual capital and minimize layoffs;

•	the consequences we may encounter if we fail to comply with the terms and conditions of our final settlements with the Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”), including the imposition of civil or criminal fines, penalties, enhanced monitoring arrangements, or other sanctions that might be imposed by the DOJ and SEC;

•	the issues we may encounter with respect to the federal monitor appointed under our Deferred Prosecution Agreement with the DOJ and any changes in our business practices which the monitor may require;

•	the commencement by foreign governmental authorities of investigations into the actions of our current and former employees, and the determination that such actions constituted violations of foreign law;

•	difficulties we may encounter in connection with the previous sale and disposition of our Nigeria assets and Nigeria based operations, including obtaining indemnification for any losses we may experience if, due to the non-performance by the purchaser of these assets, claims are made against any parent company guarantees we provided, to the extent those guarantees may be determined to have continued validity, see Note 17 in the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q for further discussion;

•	the dishonesty of employees and/or other representatives or their refusal to abide by applicable laws and our established policies and rules;

•	adverse weather conditions not anticipated in bids and estimates;

•	project cost overruns, unforeseen schedule delays and the application of liquidated damages;

•	the occurrence during the course of our operations of accidents and injuries to our personnel, as well as to third parties, that negatively affect our safety record, which is a factor used by many clients to pre-qualify and otherwise award work to contractors in our industry;

•	cancellation of projects, in whole or in part, for any reason;

•	failing to realize cost recoveries on claims or change orders from projects completed or in progress within a reasonable period after completion of the relevant project;

•	political or social circumstances impeding the progress of our work and increasing the cost of performance;

•	inability to obtain and maintain legal registration status in one or more foreign countries in which we are seeking to do business;

•	failure to obtain the timely award of one or more projects;

•	inability to identify and acquire suitable acquisition targets or to finance such acquisitions on reasonable terms;

•	inability to hire and retain sufficient skilled labor to execute our current work, our work in backlog and future work we have not yet been awarded;

•	inability to execute cost-reimbursable projects within the target cost, thus eroding contract margin and, potentially, contract income on any such project;

•	inability to obtain sufficient surety bonds or letters of credit;

•	inability to obtain adequate financing;

•	loss of the services of key management personnel;

•	the demand for energy moderating or diminishing;

•	downturns in general economic, market or business conditions in our target markets;

•	changes in and interpretation of U.S. and foreign tax laws that impact our worldwide provision for income taxes and effective income tax rate;

•	the potential adverse effects on our operating results if our non-U.S. operations became taxable in the U.S;

•	changes in applicable laws or regulations, or changed interpretations thereof, including climate change legislation;

•	changes in the scope of our expected insurance coverage;

•	inability to manage insurable risk at an affordable cost;

•	enforceable claims for which we are not fully insured;

•	incurrence of insurable claims in excess of our insurance coverage;

•	the occurrence of the risk factors listed elsewhere in this Form 10-Q or described in our periodic filings with the SEC; and

•	other factors, most of which are beyond our control.
     Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the consequences for, or effects on, our business or operations that we anticipate today. We assume no obligation to update publicly any such forward-looking statements, whether because of new information, future events or otherwise, except as may be required by law.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our primary market risk is our exposure to changes in non-U.S. (primarily Canada) currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expenses in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at September 30, 2011 and 2010 or during the three months and nine months then ended.
     The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable, and accrued liabilities shown in the Condensed Consolidated Balance Sheet approximated fair value at September 30, 2011, due to the generally short maturities of these items. At September 30, 2011, our investments were primarily in short-term dollar denominated bank deposits with maturities of a few days, or in longer-term deposits where funds can be withdrawn on demand without penalty. We have the ability and expect to hold our investments to maturity.
     Under the 2010 Credit Agreement, we are subject to hedging arrangements to fix or otherwise limit the interest cost of the Term Loan. Therefore, as of June 30, 2011, we have two 18-month forward-starting interest rate swap agreements entered into in September 2010 for a total notional amount of $150,000 in order to hedge changes in the variable rate interest expense of half of the $300,000 Term Loan maturing on June 30, 2014. Under each swap agreement, we receive interest at a floating rate of three-month LIBOR, conditional on three-month LIBOR exceeding 2 percent (to mirror variable rate interest provisions of the underlying hedged debt), and pay interest at a fixed rate of 2.685 percent, effective March 28, 2012 through June 30, 2014. Each swap agreement is designated and qualifies as a cash flow hedging instrument and is deemed a highly effective hedge. The fair value of the swap agreements was $1,747 at September 30, 2011 and was based on using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates.
     We also entered into two interest rate cap agreements for notional amounts of $75,000 each in order to limit exposure to an increase of the interest rate above 3 percent, effective September 28, 2010 through March 28, 2012. Through June 1, 2011, the cap agreements were designated and qualified as cash flow hedging instruments and were deemed to be highly effective hedges. On June 1, 2011, the caps were de-designated due to the interest rate being fixed on the underlying debt through the remaining term of the caps. The fair value of the interest rate cap agreements was $0 at September 30, 2011 and was determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates.
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
     As of September 30, 2011, we have carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.
Remediation of Prior Material Weakness in Internal Control over Financial Reporting
     As reported in our Annual Report on Form 10-K as of December 31, 2010, management identified a material weakness in our internal control over financial reporting related to compliance with the established estimation process for contracts under the percentage of completion method of accounting at the Company’s subsidiary in Canada. Specifically, project cost estimations were not prepared in sufficient detail to enable proper analysis of contract margin and management review did not include follow through on open issues.
     In response to the identified material weakness, our management, with oversight from our Audit Committee, implemented additional monitoring controls to ensure the proper collection, evaluation and disclosure of information relating to contracts accounted for under the percentage of completion method included in our consolidated financial statements.
     Based on the actions taken by management and the testing of the design and operating effectiveness of internal controls related to project estimation, including the monitoring controls discussed above, we have concluded that the previously identified and disclosed material weakness has been remediated as of September 30, 2011.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2011.
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
Item 1A. Risk Factors
     Except as set forth below, there have been no material changes to the risk factors involving us from those previously disclosed in Item 1A of Part II in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, which superseded all of the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Our goodwill may become impaired.
     Our assets include a substantial amount of goodwill following our acquisitions of InfrastruX, Integrated Service Company, Midwest Management (1987) Ltd. and Wink Companies, LLC. At least annually, we evaluate our goodwill for impairment based on the fair value of each operating segment. This estimated fair value could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels or ability to perform at levels that were forecasted. These changes could result in an impairment that would require a material non-cash charge to our results of operations. A significant decrease in expected cash flows or changes in market conditions may indicate potential impairment of recorded goodwill.
     Based on the annual July 1, 2011 Utility T&D segment impairment test, we recorded an estimated third quarter impairment charge of $134,263 which reduced our consolidated goodwill to $67,632 at September 30, 2011. Our original March 2010 growth projections in the electric transmission and distribution business have not materialized. The continued slow economic recovery, exacerbated by the recent recurrence of instability in the world financial markets, and the hard-hit U.S. housing sector, have resulted in a reassessment of future growth rates and led to a reduction in the outlook for expected future cash flows in this segment.
     Our annual goodwill impairment test for our Upstream Oil and Gas and our Downstream Oil and Gas segments will be performed as of December 1, 2011. Our market capitalization has been at lower levels than the July 1, 2011 level of $421,405 which was used for the Utility T&D segment goodwill impairment test, and was based on a closing stock price of $8.68. Based on the average October 2011 Willbros stock closing price, our average market capitalization during October has been just over one-half of the July 1 level. The fair value of the Upstream Oil and Gas and the Downstream Oil and Gas segments will be partially based on market valuation techniques. To the extent that our stock value remains at its current low levels, this will place additional downward pressure on the market values used in the fair value determination. We are unable to predict the future value of Willbros stock or the impact the market capitalization will have on the future goodwill impairment tests.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information about purchases of our common stock by us during the quarter ended September 30, 2011:

			Total	Maximum
			Number of	Number (or
			Shares	Approximate
			Purchased	Dollar Value) of
			as Part of	Shares That May
			Publicly	Yet Be
		Average	Announced	Purchased
	Total Number of	Price Paid Per	Plans or	Under the Plans
	Shares Purchased (1)	Share (2)	Programs	or Programs
July 1, 2011 — July 31, 2011	3,566	$8.88	—	—
August 1, 2011 — August 31, 2011	230	5.38	—	—
September 1, 2011 — September 30, 2011	22,188	6.08	—	—

Total	25,984	$6.45	—	—

(1)	Represents shares of common stock acquired from certain of our officers and key employees under the share withholding provisions of our 1996 Stock Plan and 2010 Stock and Incentive Compensation Plan for the payment of taxes associated with the vesting of shares of restricted stock granted under such plans.

(2)	The price paid per common share represents the closing sales price of a share of our common stock, as reported in the New York Stock Exchange composite transactions, on the day that the stock was acquired by us.
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

4.1	Fourth Supplemental Indenture date as of September 16, 2011 among Willbros Group, Inc., a Delaware Corporation, Willbros United States Holdings, Inc., a Delaware corporation (formerly known as Willbros USA, Inc.), and BOKF, NA dba Bank of Texas, as trustee (filed as Exhibit 4 to our Current Report on Form 8-K dated September 16, 2011, filed September 16, 2011).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLBROS GROUP, INC.
Date: November 7, 2011	By:	/s/ Van A. Welch
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

Exhibit
Number	Description
4.1	Fourth Supplemental Indenture date as of September 16, 2011 among Willbros Group, Inc., a Delaware Corporation, Willbros United States Holdings, Inc., a Delaware corporation (formerly known as Willbros USA, Inc.), and BOKF, NA dba Bank of Texas, as trustee (filed as Exhibit 4 to our Current Report on Form 8-K dated September 16, 2011, filed September 16, 2011).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.