Form 10-K
period 2011-12-31
Willbros Group, Inc.\NEW\
filed 2012-04-09
CIK 1449732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 1-34259

Willbros Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	30-0513080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T during the preceding 12 months (or such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on the last business day of the Registrant’s most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 30, 2011) was $343,716,682.

The number of shares of the Registrant’s Common Stock outstanding at April 2, 2012 was 49,014,123.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2012 Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2012 are incorporated by reference into Part III of this Form 10-K.

WILLBROS GROUP, INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2011

FORWARD-LOOKING STATEMENTS

This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), oil, gas, gas liquids and power prices, demand for our services, the amount and nature of future investments by governments, expansion and other development trends of the oil and gas, refinery, petrochemical and power industries, business strategy, expansion and growth of our business and operations, the outcome of government investigations and legal proceedings and other such matters are forward-looking statements. These forward-looking statements are based on assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties. As a result, actual results could differ materially from our expectations. Factors that could cause actual results to differ from those contemplated by our forward-looking statements include, but are not limited to, the following:

•	curtailment of capital expenditures and the unavailability of project funding in the oil and gas, refinery, petrochemical and power industries;

•	increased capacity and decreased demand for our services in the more competitive industry segments that we serve;

•	reduced creditworthiness of our customer base and higher risk of non-payment of receivables;

•	inability to lower our cost structure to remain competitive in the market or to achieve anticipated operating margins;

•	inability of the energy service sector to reduce costs in the short term to a level where our customers’ project economics support a reasonable level of development work;

•	inability to predict the timing of an increase in energy sector capital spending, which results in staffing below the level required when the market fully recovers;

•	reduction of services to existing and prospective clients as they bring historically out-sourced services back in-house to preserve intellectual capital and minimize layoffs;

•

the consequences we may encounter if we violate the Foreign Corrupt Practices Act (the “FCPA”) or other anti-corruption laws in view of the 2008 final settlements with the Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”) in which we admitted prior FCPA violations, including the imposition of civil or criminal fines, penalties, enhanced monitoring arrangements, or other sanctions that might be imposed;

•

the commencement by foreign governmental authorities of investigations into the actions of our current and former employees, and the determination that such actions constituted violations of foreign law;

•	the consequences we may encounter if we are unable to make payments required of us pursuant to our settlement agreement of the West African Gas Pipeline Company Limited lawsuit;

•	the dishonesty of employees and/or other representatives or their refusal to abide by applicable laws and our established policies and rules;

•	adverse weather conditions not anticipated in bids and estimates;

•	project cost overruns, unforeseen schedule delays and the application of liquidated damages;

•

the occurrence during the course of our operations of accidents and injuries to our personnel, as well as to third parties, that negatively affect our safety record, which is a factor used by many clients to pre-qualify and otherwise award work to contractors in our industry;

•	cancellation of projects, in whole or in part, for any reason;

•	failing to realize cost recoveries on claims or change orders from projects completed or in progress within a reasonable period after completion of the relevant project;

•	political or social circumstances impeding the progress of our work and increasing the cost of performance;

•	inability to obtain and maintain legal registration status in one or more foreign countries in which we are seeking to do business;

•	failure to obtain the timely award of one or more projects;

•	inability to hire and retain sufficient skilled labor to execute our current work, our work in backlog and future work we have not yet been awarded;

•	inability to execute cost-reimbursable projects within the target cost, thus eroding contract margin and, potentially, contract income on any such project;

•	inability to obtain sufficient surety bonds or letters of credit;

•	inability to obtain adequate financing;

•	loss of the services of key management personnel;

•	the demand for energy moderating or diminishing;

•	downturns in general economic, market or business conditions in our target markets;

•	changes in and interpretation of U.S. and foreign tax laws that impact our worldwide provision for income taxes and effective income tax rate;

•	changes in applicable laws or regulations, or changed interpretations thereof, including climate change regulation;

•	changes in the scope of our expected insurance coverage;

•	inability to manage insurable risk at an affordable cost;

•	enforceable claims for which we are not fully insured;

•	incurrence of insurable claims in excess of our insurance coverage;

•	the occurrence of the risk factors listed elsewhere in this Form 10-K or described in our periodic filings with the SEC; and

•	other factors, most of which are beyond our control.

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

PART I

Items 1 and 2. Business and Properties

General

Willbros is a full service engineering and construction (“E&C”) company specializing in energy infrastructure serving the oil and gas and power industries. Our services include engineering, procurement and construction (individually or as an integrated engineering, procurement and construction (“EPC”) offering), project management, maintenance and lifecycle extension services. We believe our long experience and expertise in the planning and execution of projects differentiates us from our competitors and provides us with competitive advantages in the markets we serve. Our engineering and project management capabilities position us for early involvement in projects and support our EPC service offering. Our maintenance capabilities provide us the opportunity to participate in the full life cycle of projects, many of which have design lives of more than 25 years.

The Willbros corporate structure is designed to comply with jurisdictional and registration requirements and to minimize worldwide taxes. Subsidiaries may be formed in specific work countries where such subsidiaries are necessary or useful to comply with local laws or tax objectives.

Company Information

We maintain our headquarters at 4400 Post Oak Parkway, Suite 1000, Houston, TX 77027; our telephone number is 713-403-8000. Our public website is http://www.willbros.com. We make available free of charge through our website via a link to Edgar Online, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our common stock is traded on the New York Stock Exchange under the symbol “WG”.

In addition, we currently make available on our website annual reports to stockholders. You will need to have the Adobe Acrobat Reader software on your computer to view these documents which are in the .PDF format. A link to Adobe Systems Incorporated’s website is provided to assist with obtaining this software.

The information contained on our website, or available by hyperlink from our website, is not incorporated into this Form 10-K or other documents we file with, or furnish to, the SEC. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Such disclosures will be included on our website in the “Investor Relations” sections. Accordingly, investors should monitor such portions of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.

Business Segments

In 2011, we operated through three business segments: Upstream Oil & Gas, Downstream Oil & Gas and Utility Transmission and Distribution (“Utility T&D”), primarily in the United States, Canada and Oman. In January 2012, we changed our organization to manage the Company more effectively and going forward, we will report operating results by the following three segments: Oil & Gas, Utility T&D and Canada. We believe this new structure will enable us to focus our best management talent on the most meaningful opportunities for improvement and growth. Our segments are comprised of strategic businesses that are defined by the industries or geographic regions they serve. Each is managed as an operation with well established strategic directions and performance requirements. Management evaluates the performance of each operating segment based on operating income. To support our segments we have a focused corporate operation led by our executive management team, which, in addition to oversight and leadership, provides general, administrative and financing functions for the organization. The costs to provide these services are allocated, as are certain other corporate costs, to the three operating segments.

Through our business segments we have been employed by more than 400 clients to carry out work in over 60 countries. These segments currently operate primarily in the United States, Canada and Oman. Within the past 10 years, we have worked in Asia, Europe, North America, the Middle East, Africa, and South America. Private sector clients have historically accounted for the majority of our revenue. Governmental entities and agencies have accounted for the remainder. In 2011, one client, Oncor, was responsible for 14.7 percent of our consolidated revenue. In 2010, one client, Fayetteville Express Pipeline LLC., was responsible for 16.9 percent of our consolidated revenue. Lastly, in 2009, two clients, Natural Gas Pipeline of America and Energy Transfer were responsible for 23.7 percent and 14.1 percent, respectively, of our consolidated revenue.

See Note 15 – Segment Information in Item 8 of this Form 10-K for more information on our operating segments and our continuing operations contract revenue by geographic region.

Upstream Oil & Gas

We focus on providing our customers the services they want in the geographies they want. Our core services are built on decades of experience in the design, construction, and maintenance of hydrocarbon transportation systems. Our history of executing large and complex pipeline projects has positioned us to participate in growing markets relative to pipeline integrity management and maintenance as well as in the smaller gathering and processing systems needed to support the extensive oil and gas drilling activity in North America. We believe that these service offerings, combined with our industry experience in large oil and gas infrastructure projects, allow us to meet our customers’ needs for safety, quality, schedule certainty, and local presence at a competitive price.

Over the past two years we have worked diligently to expand our geographic footprint to align our regional service delivery with the oil and gas exploration taking place in the United States. We are applying our core strengths of the engineering, construction and maintenance of oil and gas infrastructure projects to the multiple services needed in drilling support and field gathering/processing systems. This approach leverages our experience and allows us to utilize it in new ways. We now have 17 offices in the United States, from which we offer the market a full range of infrastructure design, construction and maintenance services to support expanding exploration and production. These regional offices also provide us with broader exposure to existing and new clients and position us to expand the services we offer.

Pipeline Construction

Our earliest success was attributed to the focus and execution of upstream infrastructure projects and that capability remains today. In building over 124,000 miles of transmission pipelines in our history we believe we have established ourselves as one of the premier pipeline construction firms in North America. With the expansion of the shale exploration in the United States the demand for pipeline construction has shifted. No longer driven by large diameter long distance projects to deliver natural gas to the eastern corridor, the demand has shifted to expanding existing infrastructure capacity as well as building new take-away capacity from the shale regions to the existing systems. While the projects may not be as large, they are plentiful and still require the technical excellence that we believe we have built over our 100 year history.

Facilities Construction

Companies in the hydrocarbon value chain require various facilities in the course of producing, processing, storing and moving oil, gas, refined products and chemicals. We are experienced in and capable of constructing facilities such as pump stations, flow stations, gas processing facilities, gas compressor stations and metering stations. We provide a full range of services for the engineering, design, procurement and construction of processing, pumping, compression and metering facilities. We are focused on building these facilities in the North American oil and gas market. The construction of station facilities, while not as capital-intensive as pipeline construction, is generally characterized by complex logistics and scheduling, particularly on projects in locations where seasonal weather patterns limit construction options. Our capabilities have been enhanced by our experience in dealing with such challenges on numerous projects in all climatic conditions.

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

Our services include:

•	project development, conceptual design, front-end engineering and feasibility studies;

•	project engineering services;

•	definitive design and drafting services;

•	project management, estimating, scheduling and controls;

•	turnkey EPC arrangements;

•	field engineering and construction liaison services;

•	material and services procurement;

•	planning and management of integrity and maintenance programs; and

•	topographic, hydrographic and engineering as-built surveying, including the establishment of rights-of-way for public utilities and industrial uses.

These services are furnished to a number of oil, gas, and pipeline transportation clients on a stand-alone basis, as well as part of EPC contracts undertaken by us.

Pipeline Integrity Testing, Management & Maintenance

In addition to capital projects, we also offer our considerable upstream infrastructure construction expertise to our clients through our management and maintenance offerings. This allows us to support our clients with our EPC, engineering, procurement or construction capabilities on a recurring basis through alliance agreements whereby we will be the provider of program development, project management, design, engineering, geographic information systems (“GIS”), integrity and maintenance services with respect to existing pipeline systems. In 2009, we entered into our most significant alliance agreement with NiSource Gas Transmission & Storage (“NGT&S”), a unit of NiSource Inc. We believe this form of alliance, which includes participation in the development of the annual NGT&S capital, maintenance, GIS and integrity programs, will yield significant benefits to both parties and serve as a model for future work, much of which is currently performed by our customers.

EPC Services

EPC projects often yield profit margins on the engineering and construction components consistent with stand-alone contracts for similar services; however, the benefits from performing EPC projects include the incremental income associated with project management and the income associated with the procurement component of the contract. Both of these income generating activities are relatively low risk compared with the construction aspect of the project. In performing EPC contracts, we participate in numerous aspects of a project and are, therefore, able to improve the efficiency of the design, permitting, procurement and construction sequence for a project in connection with making engineering and constructability decisions. EPC contracts enable us to deploy our resources more efficiently and capture those efficiencies in the form of improved margins on the engineering and construction components of these projects, at the same time optimizing the overall project solution and execution for the client. While EPC contracts carry lower margins for the procurement component, the increased control over all aspects of the project, coupled with competitive market margins for engineering and construction portions makes these types of contracts attractive to us and, we believe, to our customers.

Fabrication

Fabrication services can be a more efficient means of delivering engineered, process or production equipment with improved schedule certainty and quality. We provide fabrication services and are capable of fabricating such diverse deliverables as process modules, station headers, valve stations and flare pipes and tips. We currently operate fabrication facilities in Tulsa, Oklahoma and Alberta, Canada. Our Tulsa based fabrication is capable of supporting our efforts in both the upstream and downstream oil and gas markets. In Canada our facilities enable us to provide process modules and other fabricated assemblies to the oil sands market in northern Alberta. In addition, our fabrication facility in Edmonton applies chromium carbide overlay, a process which increases the wear life of pipe used in transporting the bitumen and sand slurry.

Downstream Oil & Gas

We provide integrated, full-service specialty construction, turnaround, repair and maintenance services, including EPC services, to the downstream energy infrastructure market, which consists primarily of major integrated oil companies, independent refineries, product terminals and petrochemical companies. We provide these services primarily in the United States; however, our experience includes international projects. Our principal services include:

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

Construction, Maintenance and Turnaround Services

When performing a construction and maintenance project as part of a refinery turnaround, detailed planning and execution is imperative in order to minimize the length of the outage, which can cost owners millions of dollars in downtime. Our experience includes successful turnaround execution on the largest, most complex FCC units. Our record in providing a construction-driven approach with attention to planning, scheduling and safety places us at the forefront of qualified bidders in North America for work on FCC units and qualifies us for most turnaround projects of interest. These services include refractory services, furnace re-tube and revamp projects, stainless and alloy welding services and heavy rigging and equipment setting. The skills and experience gained from our turnaround performance is complementary to our construction services for new units, expansions and revamp projects. In 2011 we opened an office in the Houston Ship Channel area to penetrate the Gulf Coast market which we believe will represent a significant opportunity for small capital projects and maintenance services.

Tank Services

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

Engineering Services

We provide project management, engineering and material procurement services to the refining industries and government agencies, including chemical/process, mechanical, civil, structural, electrical, instrumentation/controls and environmental through our subsidiary, Wink Companies, LLC (“Wink”). We provide our engineering services through resources located at the project site or at our offices in Louisiana.

Our comprehensive services include:

•	project development, conceptual design, front-end engineering and feasibility studies;

•	project engineering services;

•	definitive design and drafting services;

•	project management, estimating, scheduling and controls;

•	turnkey EPC arrangements;

•	field engineering and construction liaison services;

•	material and services procurement;

•	planning and management of integrity and maintenance programs; and

•	topographic, hydrographic and engineering as-built surveying, including the establishment of rights-of-way for public utilities and industrial uses.

These services are furnished to a number of oil, gas, power, government and refinery clients on a stand-alone basis, as well as part of EPC contracts undertaken by us.

EPC Services

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

Utility T&D

We provide a wide range of services in electric and natural gas transmission and distribution, including comprehensive maintenance and construction, repair and restoration of utility infrastructure.

Electric Power T&D Services

We provide a broad spectrum of overhead and underground electric power transmission and distribution (“T&D”) services, from the maintenance and construction of high-voltage transmission lines to the installation of local service lines and meters.

Electric Power Transmission and Substation

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

Electric Power Distribution

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

Emergency Storm Response

Our nationwide emergency storm response capabilities span both electric power transmission and distribution systems. We provide storm response services for our existing customers (“on-system”) as well as customers with which we have no ongoing Master Service Agreement (“MSA”) relationships (“off-system”). Typically with little notice, our crews deploy nationally in response to hurricanes, ice storms, tornadoes, floods and other natural disasters which damage critical electric T&D infrastructure. Some notable examples of major emergency storm response deployments include the rebuilding of electric power distribution systems damaged by Hurricane Katrina in Louisiana, Hurricane Ike in Texas and ice storms in New England.

Cable Restoration and Assessment

In the U.S. and internationally, we offer two complementary services to utilities and industrial companies for the restoration of electrical power cables and the condition assessment of electrical cable systems:

•

CableCURE® is a proprietary process for the restoration of aged electric power cables. Using the process, we inject silicone-based CableCURE® fluid into electrical cables at a transformer or other termination point while the lines remain energized. The fluid extends the life of electric power cables by creating a barrier to moisture and repairs and prevents damage caused by water.

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

Natural Gas Distribution Pipeline

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

To accomplish this, we are actively working towards achieving the following objectives:

•	Diversifying geographically to broaden our regional presence and our exposure to customers who demand local service providers;

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

Our Values

We believe the values we adhere to as an organization shape the relationships and performance of our company. We are committed to strong Leadership across the organization to achieve Excellence, Accountability and Compliance in everything we do, recognizing that Compliance is the catalyst for successfully applying all of our values. Our core values are:

•	Safety – always perform safely for the protection of our people and our stakeholders;

•	Honesty & Integrity—always do the right thing;

•	Our People—respect and care for their well being and development; maintain an atmosphere of trust, empowerment and teamwork; ensure the best people are in the right position;

•	Our Customers—understand their needs and develop responsive solutions; promote mutually beneficial relationships and deliver a good job on time;

•	Superior Financial Performance—deliver earnings per share and cash flow and maintain a balance sheet which places us at the forefront of our peer group;

•	Vision & Innovation—understand the drivers of our business environment; promote constant curiosity, imagination and creativity about our business and opportunities; seek continuous improvement; and

•	Effective Communications—present a clear, consistent and accurate message to our people, our customers and the public.

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

Focus on Managing Risk

We have implemented a core set of business conduct practices and policies that have fundamentally improved our risk profile including diversifying our service offerings and end markets to reduce market specific exposure, and focusing on contract execution risk starting with our opportunity review process and ending at job completion.

Maintain Financial Flexibility

Maintaining the financial flexibility to meet the material, equipment and personnel needs to support our project commitments, as well as the ability to pursue our expansion and diversification objectives, is critical to our performance and growth.

Leverage Core Service Expertise into Additional Full EPC Contracts

Our core expertise and service offerings allow us to provide our customers with a single source EPC solution which creates greater efficiencies and benefits both our customers and our company. We believe our Upstream Oil & Gas EPC and our Downstream Oil & Gas EPC, which are focused on small to mid-sized capital projects, are relatively unique in our respective markets, providing us with a competitive advantage in providing these services. In performing integrated EPC contracts, we often perform front-end engineering and design services while establishing ourselves as overall project managers from the earliest stages of project inception and are, therefore, able to improve the efficiency of the design, permitting, procurement and construction sequence for a project in connection with making engineering decisions. Our customers benefit from a more seamless execution; while for us, these contracts often yield consistent profit margins on the engineering and construction components of the contract compared to stand-alone contracts for similar services. Additionally, this contract structure allows us to deploy our resources more efficiently and capture the engineering, procurement and construction components of these projects. .

Backlog

For information regarding our backlog, see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Financial Measures – Backlog included in this Form 10-K.

Competition

We operate in a highly competitive environment. We compete against companies that have financial and other resources substantially in excess of those available to us. In certain markets, we compete against national and regional firms against which we may not be price competitive. We have different competitors in different markets as recapped below.

•	Upstream Oil & Gas Segment:

•

Construction: Quanta Services, MasTec, Primoris, Associated Pipeline Contractors, Sheehan Pipeline Construction, U.S. Pipeline, Welded Construction, Henkels & McCoy, Michels Corporation, North American Energy Services, Flint Energy Services and Ledcor. In addition, there are a number of regional competitors such as Sunland, Dyess and Jomax.

•	Engineering: CH2M Hill, Gulf Interstate, Universal Pegasus, Trigon, Mustang Engineering and ENGlobal.

•	Downstream Oil & Gas Segment – AltairStrickland, JV Industrial Companies, Plant Performance Services, KBR, Chicago Bridge & Iron and Matrix Services.

•	Utility T&D Segment—Quanta Services, MYR Group, MasTec and Pike Electric and larger privately-held companies such as Henkels & McCoy, Michels Corporation and Miller Pipeline.

Contract Provisions and Subcontracting

Most of our revenue is derived from engineering, construction and EPC contracts. The majority of our contracts fall into the following basic categories:

•	firm fixed-price or lump sum fixed-price contracts, providing for a single price for the total amount of work;

•	cost plus fixed fee contracts where income is earned solely from the fee received;

•	unit-price contracts, which specify a price for each unit of work performed;

•	time and materials contracts where personnel and equipment are provided under an agreed-upon schedule of daily rates with other direct costs being reimbursable; and

•	a combination of the above (including lump sum payment for certain items and unit rates for others).

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

Under a fixed-price contract, we agree on the price that we will receive for the entire project, based upon specific assumptions and project criteria. If our estimates of our own costs to complete the project are below the actual costs that we may incur, our margins will decrease, possibly resulting in a loss. The revenue, cost and gross profit realized on a fixed-price contract will often vary from the estimated amounts because of unforeseen conditions or changes in job conditions and variations in labor and equipment productivity over the term of the contract. If we are unsuccessful in mitigating these risks, we may realize gross profits that are different from those originally estimated and may incur losses on projects. Depending on the size of a project, these variations from estimated contract performance could have a significant effect on our operating results for any quarter or year. In some cases, we are able to recover additional costs and profits from the client through the change order process. In general, turnkey contracts to be performed on a fixed-price basis involve an increased risk of significant variations. This is a result of the long-term nature of these contracts and the inherent difficulties in estimating costs, and of the interrelationship of the integrated services to be provided under these contracts whereby unanticipated costs or delays in performing part of the contract can have compounding effects by increasing costs of performing other parts of the contract. Our accounting policy related to contract variations and claims requires recognition of all costs as incurred. Revenue from change orders, extra work and variations in the scope of work is recognized when an agreement is reached with the client as to the scope of work and when it is probable that the cost of such work will be recovered in a change in contract price. Profit on change orders, extra work and variations in the scope of work are recognized when realization is assured beyond a reasonable doubt. Also included in contract costs and recognized income not yet billed on uncompleted contracts are amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price, or other customer-related causes of unanticipated additional contract costs (unapproved change orders). These amounts are recorded at their estimated net realizable value when realization is probable and can be reasonably estimated. Unapproved change orders and claims also involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded unapproved change orders may be made in the near term. If we do not successfully resolve these matters, a net expense (recorded as a reduction in revenues), may be required, in addition to amounts that have been previously provided.

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

Termination. Oncor could in some cases seek to terminate for cause or limit our activity or seek to assess penalties against us under the agreement. Oncor may terminate the agreement upon 90-days notice or any work request thereunder without prior notice in each case at its sole discretion and may terminate the agreement upon 30-days notice in the event there is an announcement of the intent to undertake or an actual occurrence of a change in control of Oncor or InfrastruX Group, LLC (“InfrastruX”). Oncor consented to the change of control of InfrastruX that resulted from our acquisition of InfrastruX. Oncor may also terminate the agreement for cause if, among other things, we breach and fail to adequately cure a representation or warranty under the agreement, we materially or repeatedly default in the performance of our material obligations under the agreement or we become insolvent.

In the event Oncor terminates the agreement for convenience or due to an anticipated or actual change of control of Oncor, Oncor must pay us a termination fee.

Employees

At December 31, 2011, we directly employed a multi-national work force of 8,810 persons, of which approximately 82.9 percent were citizens of the respective countries in which they work. Although the level of activity varies from year to year, we have maintained an average work force of approximately 6,354 over the past five years. The minimum employment during that period has been 3,714 and the maximum was 8,810. At December 31, 2011, approximately 13.2 percent of our employees were covered by collective bargaining agreements. We believe relations with our employees are satisfactory. The following table sets forth the location of employees by work countries as of December 31, 2011:

	Number of Employees	Percent
U.S. Upstream Oil & Gas	1,028	11.6%
U.S. Downstream Oil & Gas	915	10.4%
U.S. Utility T&D	4,543	51.6%
U.S. Administration	124	1.4%
Canada	644	7.3%
Oman	1,541	17.5%
Utility T&D International	15	0.2%

Total	8,810	100.0%

Equipment

We own, lease and maintain a fleet of generally standardized construction, transportation and support equipment. In 2011 and 2010, expenditures for capital equipment were $10,864 and $16,121, respectively. At December 31, 2011, the net book value of our property, plant and equipment was approximately $166,475.

All equipment is subject to scheduled maintenance to maximize fleet readiness. We continue to evaluate expected equipment utilization, given anticipated market conditions, and may buy or lease new equipment and dispose of underutilized equipment from time to time.

Facilities

The principal facilities that we utilize to operate our business are:

Principal Facilities
Business	Location	Description	Ownership
U.S. Upstream Oil & Gas	Houston, TX	Office space	Lease
	Kansas City, MO	Office space	Lease
	Eunice, NM	Office and general warehouse	Lease
	Tulsa, OK	Office space	Lease
U.S. Downstream Oil & Gas	Baton Rouge, LA	Office space	Lease
	Catoosa, OK	Manufacturing, general warehousing and office space	Own
	Houston, TX	Office space	Lease
	Adrian, MI	Office and general warehouse	Lease
	St. Rose, LA	Office space	Lease
	Tulsa, OK	Manufacturing, general warehousing and office space	Lease

Principal Facilities
Business	Location	Description	Ownership
U.S. Utility T&D	Buckeburg, Germany	Office and general warehouse	Lease

	Kent, WA	Office and general warehouse	Lease

	Pittsburgh, PA	Office and general warehouse	Lease

	Trafford, PA	Office and general warehouse	Lease

	Sherman, TX	Office and general warehouse	Lease

	McKinney, TX	Office and general warehouse	Lease

	Ft. Worth, TX	Office space	Lease

	Henrietta, TX	Office and general warehouse	Lease

	Hauppauge, NY	Office and general warehouse	Lease

	Jacksonville, VT	Office and general warehouse	Lease

Canada	Ft. McMurray, Alberta, Canada	Lay down area	Lease

	Ft. McMurray, Alberta, Canada	Office space	Lease

	Edmonton, Alberta, Canada	Fabrication and manufacturing facility	Own

	Acheson, Alberta, Canada(1)	Office space and equipment yard	Own

	Sherwood Park, Alberta, Canada	Office space	Lease

	Calgary, Alberta, Canada	Office space	Lease

Oman	Oman	Office space, fabrication and maintenance facility	Lease

Headquarters	Houston, TX	Office space	Lease

(1)	Location is currently classified as held for sale.

We lease other facilities used in our operations, primarily sales/shop offices, equipment sites and expatriate housing units in the United States, Canada and Oman. Rent expense for all leased facilities was approximately $9,690 in 2011 and $12,182 in 2010.

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

The insurance protection we maintain may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. An enforceable claim for which we are not fully insured could have a material adverse effect on our results of operations. In the future, our ability to maintain insurance, which may not be available or at rates we consider reasonable, may be affected by events over which we have no control, such as those that occurred on September 11, 2001. In 2011, we were not constrained by our ability to bond new projects, nor have we been negatively impacted in early 2012.

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

In 2007, the United States Supreme Court held that carbon dioxide may be regulated as an “air pollutant” under the federal Clean Air Act, if it represents a health hazard to the public. In December 2009, the Environmental Protection Agency (“EPA”) responded to that holding and issued a finding that the current and projected concentrations of greenhouse gases in the atmosphere threaten the public health and welfare of current and future generations, and that certain greenhouse gases contribute to the atmospheric concentrations of greenhouse gases and hence to the threat of climate change.

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

Our revenue and cash flow are primarily dependent upon major engineering and construction projects. The availability of these types of projects is dependent upon the economic condition of the oil and gas, refinery, petrochemical and electric power industries, and specifically, the level of capital expenditures of oil and gas, refinery, petrochemical and electric power companies on infrastructure. The U.S. recession that began in 2008, the effects of which continue to some extent, and related distress in the global financial system, including capital markets, continue to have an adverse impact on the level of capital expenditures of oil and gas, refinery, petrochemical and electric power companies and/or their ability to finance these expenditures. Our failure to obtain major projects, the delay in awards of major projects, the cancellation of major projects or delays in completion of contracts are factors that could result in the under-utilization of our resources, which would have an adverse impact on our revenue and cash flow. Numerous factors beyond our control influence the level of capital expenditures of these companies, including:

•	current and projected oil, gas and electric power prices, as well as refining margins;

•	the demand for gasoline and electricity;

•	the abilities of oil and gas, refinery, petrochemical and electric power companies to generate, access and deploy capital;

•	exploration, production and transportation costs;

•	the discovery rate and location of new oil and gas reserves;

•	the sale and expiration dates of oil and gas leases and concessions;

•	regulatory restraints on the rates that electric power companies may charge their customers;

•	local and international political and economic conditions;

•	the ability or willingness of host country government entities to fund their budgetary commitments; and

•	technological advances.

Our settlements with the DOJ and the SEC, and the prosecution of former employees, may negatively impact us in the event of a future FCPA violation.

In May 2008, the DOJ filed an Information and Deferred Prosecution Agreement (“DPA”) in the United States District Court in Houston concluding its investigation into violations of the Foreign Corrupt Practices Act (“FCPA”) by Willbros Group, Inc. (“WGI”) and its subsidiary, Willbros International, Inc. (“WII”). Also in May 2008, we reached a final settlement with the SEC to resolve its previously disclosed investigation of possible violations of the FCPA and possible violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. These investigations stemmed primarily from our former operations in Bolivia, Ecuador and Nigeria. The settlements together required us to pay, over approximately three years, a total of $32.3 million in penalties and disgorgement, plus post-judgment interest on $7.7 million of that amount. We made the final payments under these settlements in October 2011.

As part of our settlement with the DOJ, an independent monitor was appointed effective September 25, 2009, for a term that expired on March 25, 2012. The activities of the independent monitor have had a material cost to us and required significant changes in our processes and operations. A violation of the FCPA or other anti-corruption laws in the future would result in legal actions against us and severely impact our operations. In addition, the prosecution of former employees may impact our operations or result in legal actions against us, including actions by foreign governments, in countries that are the subject of the settlements.

Our failure to comply with the FCPA or other anti-bribery laws would have a material adverse effect on our business.

Under our settlement with the DOJ, we were subject to the DPA, which is now expired. The criminal information associated with the DPA was dimissed, with prejudice, upon motion filed by the DOJ and signed by the court on April 2, 2012.

With respect to the SEC settlement, we are permanently enjoined from committing any future violations of the federal securities laws. As provided for in the DPA, with the approval of the DOJ, we retained a government-approved independent monitor, at our expense, for a two and one-half year period ending on March 25, 2012. Since the appointment of the monitor, we have cooperated and provided the monitor with access to information, documents, records, facilities and employees. On March 1, 2010, the monitor filed with the DOJ the first of three required reports under the DPA. In the report, the monitor reported numerous findings and recommendations with respect to the need for the improvement of our administrative internal controls, policies and procedures for detecting and preventing violations of applicable anti-corruption laws. On March 11, 2011, the monitor filed the second of the three required reports with the DOJ. In the second report, the monitor evaluated our progress in responding to the findings and recommendations in the initial report and made additional findings and recommendations to us. On March 2, 2012, the monitor filed its third and final report with the DOJ. In the third report, the monitor reviewed the significant changes in us since the occurrence of the events leading to filing of the criminal information and the DPA, as well as our progress in implementing the monitor’s recommendations in the first and second reports.

Findings and recommendations were made in the first two reports concerning the need for improvement of policies and processes and internal controls related to the vetting of new employees, agents and consultants, disclosure, tracking and internal communications of conflicts of interest, our FCPA training program, the FCPA certification process, procurement and project controls and other administrative control procedures, as well as to improve our ability to detect and prevent violations of applicable anti-corruption laws.

We have responded to each of monitor’s reports and have substantially implemented all of the monitor’s recommendations in the reports. We have undertaken a robust approach to implementing the monitor’s recommendations and have incurred significant costs as well as significant management oversight time in effectively implementing the recommendations.

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

We may be subject to further legal action if we are unable to make payments required of us pursuant to our settlement agreement of the WAPCo lawsuit.

On March 29, 2012, Willbros Global Holdings, Inc., formerly known as Willbros Group, Inc., a Panama corporation (“WGHI”), which is now one of our subsidiaries and holds a portion of our non-U.S. operations, and WGI entered into a settlement agreement with West African Gas Pipeline Company Limited (“WAPCo”) to settle the litigation which was instituted in the London High Court by WAPCo against WGHI in 2010 (the “Settlement Agreement”). In the litigation, WAPCo had asserted claims against WGHI totaling $273.7 million plus costs and interest. For additional information regarding this litigation, see Note 20 – Discontinuance of Operations, Held for Sale Operations, Asset Disposals and Transition Services Agreement of our “Notes to Consolidated Financial Statements” in Item 8 of Part II of this Form 10-K.

The Settlement Agreement provides that WGHI will make payments to WAPCo over a period of six years totaling $55.5 million. Of this amount, a total of $14.0 million will be paid during 2012, $5.0 million during 2013, $7.5 million during 2014, $8.0 million during 2015, $10.0 million during 2016 and $11.0 million during 2017.

The Settlement Agreement also provides that the payments due in the years 2015, 2016 and 2017 may be accelerated and become payable in whole or in part within 21 days after filing our third quarter results in 2014 in the event we achieve a leverage ratio of debt to EBITDA of 2.25 to 1 or less or certain other metrics (the “Acceleration Metrics”). In the event the Acceleration Metrics applied during 2014 do not result in payment of the entire outstanding sum, the Acceleration Metrics are applied again in each subsequent year and may result in the acceleration of all or some of the remaining payments in each of those years.

WGI and WGHI are jointly and severally liable for payment of the amount due to WAPCo under the Settlement Agreement. WGHI and WGI are subject to a penalty rate of interest and collection efforts in the London court in the event they fail to meet any of the payments required by the Settlement Agreement. Under the Settlement Agreement, WGHI forgoes any right to pursue Ascot Offshore Nigeria Limited (“Ascot”) and Berkeley Group, plc (“Berkeley”), the parent company of Ascot, for indemnity under the indemnity agreement we entered into with Ascot and Berkeley related to the West African Gas Pipeline contract unless they assert a claim against WGHI.

Our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2011 because of the existence of a material weakness in our internal control over financial reporting. We have had material weaknesses in our internal control over financial reporting in prior fiscal years. Failure to maintain effective internal control over financial reporting could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis. As a result, our business, operating results and liquidity could be harmed.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2011 related to the calculation of the completeness, accuracy and presentation of our accounting for income taxes, including the tax provision and the related tax assets and liabilities. A more complete description of this material weakness is included in Item 9A, “Controls and Procedures” in this Form 10-K, together with our remediation plan.

As disclosed in our prior annual reports on Form 10-K, we identified material weaknesses in financial reporting as of December 31, 2010 and for the years 2004 through 2007. These material weaknesses led to the restatement of our previously issued consolidated financial statements for fiscal years 2002 and 2003 and the first three quarters of 2004. In addition, InfrastruX Group, LLC (“InfrastruX”), the company we acquired in July 2010, identified a material weakness in its reporting systems in connection with its fiscal 2008 audit. We believe that all of these material weaknesses have been successfully remediated.

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

We face a risk of non-compliance with certain covenants in our credit agreement.

We are subject to a number of financial and other covenants under our credit agreement, including a Maximum Total Leverage Ratio and a Minimum Interest Coverage Ratio. The Maximum Total Leverage Ratio decreases from 4.75 to 1.00 at December 31, 2011 to 3.75 to 1.00 as of March 31, 2012, 3.50 to 1.00 as of June 30, 2012 and 3.25 to 1.00 as of December 31, 2012. The Minimum Interest Coverage Ratio increases from 2.00 to 1.00 at December 31, 2011 to 2.25 as of March 31, 2012 and 2.75 as of June 30, 2012. We were in compliance with each of these financial covenants as of December 31, 2011. However, the margin of compliance was tight, and although our internal forecast indicates that we will continue to comply during 2012, there is no assurance that we will be able to maintain compliance with these increasingly stringent financial covenants. In addition, any “material adverse change” could be deemed an event of default under the credit agreement. A “material adverse change” is defined as a change in our business, results of operations, properties or condition that could reasonably be expected to have a material adverse effect.

In order to ensure compliance with our Maximum Total Leverage Ratio and other financial covenants, we may elect to continue to prepay our credit agreement indebtedness with the proceeds of the sale of non-strategic assets or with cash on hand. However, we can provide no assurance that we will be successful in disposing of our non-strategic assets. Moreover, if our results of operations are weaker than our forecast, we may not have sufficient cash on hand to prepay sufficient credit agreement indebtedness in order to avoid a financial covenant default and fund our working capital requirements.

A default under the 2010 Credit Agreement would permit the lenders to terminate their commitment to make cash advances or issue letters of credit, require us to immediately repay any outstanding cash advances with interest and require us to cash collateralize outstanding letter of credit obligations. If the maturity of our credit agreement indebtedness were accelerated, we may not have sufficient funds to pay such indebtedness. In such an event, our lenders would be entitled to proceed against the collateral securing the indebtedness, which includes substantially all of our assets, to the extent permitted by the credit agreement and applicable law.

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

Renewable energy initiatives, including Texas’ Competitive Renewable Energy Zone, or “CREZ” plan, other RPS initiatives and ARRA, may not lead to increased demand for our Utility T&D services. A majority of states and Washington D.C. have mandatory RPS programs that require certain percentages of power to be generated from renewable sources. However, for budgetary or other reasons, states may reduce those mandates or make them optional or extend deadlines, which could reduce, delay or eliminate renewable energy development in the affected states. Furthermore, renewable energy is generally more expensive to produce and may require additional power generation sources as backup. Funding for RPS programs may not be available or may be further constrained as a result of the significant declines in government budgets and subsidies and in the availability of credit to finance the significant capital expenditures necessary to build renewable generation capacity. These factors could lead to fewer projects resulting from RPS programs than anticipated or a delay in the timing of these projects and the related infrastructure, which would negatively affect the demand for our Utility T&D services. Moreover, even if the RPS programs are fully developed and funded, we cannot be certain that we will be awarded any resulting contracts. In addition, ARRA provides for various stimulus programs, such as grants, loan guarantees and tax incentives, relating to renewable energy, energy efficiency and electric power infrastructure. Some of these programs have expired, which may affect the economic feasibility of future projects. Moreover, while a significant amount of stimulus funds have been awarded, we cannot predict when programs under ARRA will be implemented or the timing and scope of any investments to be made under these programs, particularly in light of capital constraints on potential developers of these projects. Infrastructure projects such as those envisioned by CREZ and RPS initiatives are also subject to delays or cancellation due to local factors such as siting disputes, protests and litigation. Before we will receive revenues from infrastructure build-outs associated with any of these projects, substantial advance preparations are required such as engineering, procurement, and acquisition and clearance of rights-of-way, all of which are beyond our control. Investments for renewable energy and electric power infrastructure may not occur, may be less than anticipated or may be delayed, may be concentrated in locations where we do not have significant capabilities, and any resulting contracts may not be awarded to us, any of which could negatively impact demand for our Utility T&D services.

In addition, the increase in long-term demand for natural gas that we believe will benefit from anticipated U.S. greenhouse gas regulations, such as a cap-and-trade program or carbon taxes, may be delayed or may not occur. For example, climate-related legislation was introduced in the last several sessions of Congress but was not enacted. It is difficult to accurately predict the timing and scope of any potential federal or state greenhouse gas regulations that may ultimately be adopted or the extent to which demand for natural gas will increase as a result of any such regulations.

Our storm restoration revenues are highly volatile and unpredictable, which could result in substantial variations in, and uncertainties regarding, our results of operations generated by our Utility T&D business.

Revenues derived from our storm restoration services are highly volatile and uncertain due to the unpredictable nature of weather-related events. InfrastruX’s annual storm restoration revenues have been as high as $67.0 million in 2008 when InfrastruX experienced the largest storm restoration revenues in its history as several significant hurricanes impacted the Gulf Coast and Florida and ice storms affected the Northeast, but storm restoration revenues were approximately $25.8 million and $23.1 million in 2011 and 2010, respectively. Therefore, InfrastruX’s storm restoration revenues for 2008 are not indicative of the revenues that this business typically generates in any period or can be expected to generate in any future period. Our Utility T&D segment’s revenues and operating income will likely continue to be subject to significant variations and uncertainties due to the volatility of our storm restoration volume. We may not be able to generate incremental revenues from storm activities to the extent that we do not receive permission from our regular customers (including Oncor) to divert resources from their projects to the restoration work for customers with which we do not have ongoing MSA relationships In addition, our storm restoration revenues are offset in part by declines in our transmission and distribution (“T&D”) services because we staff storm restoration mobilizations by diverting resources from our T&D services.

Seasonal variations and inclement weather may cause fluctuations in our operating results, profitability, cash flow and working capital needs related to our Utility T&D segment.

A significant portion of our business in our Utility T&D segment is performed outdoors. Consequently, our results of operations are exposed to seasonal variations and inclement weather. Our Utility T&D segment performs less work in the winter months, and work is hindered during other inclement weather events. Our Utility T&D segment revenue and profitability often decrease during the winter months and during severe weather conditions because work performed during these periods is more costly to complete. During periods of peak electric power demand in the summer, utilities generally are unable to remove their electric power T&D equipment from service, decreasing the demand for our maintenance services during such periods. The seasonality of this segment’s business also causes our working capital needs to fluctuate. Because this segment’s operating cash flow is usually lower during and immediately following the winter months, we typically experience a need to finance a portion of this segment’s working capital during the spring and summer.

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

We operate primarily in the oil and gas, refinery, petrochemical and electric power industries, providing services to a limited number of clients. Much of our success depends on developing and maintaining relationships with our major clients and obtaining a share of contracts from these clients. The loss of any of our major clients could have a material adverse effect on our operations. One client was responsible for approximately 15 percent of total contract revenue in 2011. Another client is responsible for 27.6 percent of our 12 month backlog and 52.1 percent of our total backlog at December 31, 2011.

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

Unsatisfactory safety performance may subject us to penalties, can affect customer relationships, result in higher operating costs, negatively impact employee morale and result in higher employee turnover.

Workplace safety is important to us, our employees, and our customers. As a result, we maintain comprehensive safety programs and training to all applicable employees throughout our organization. While we focus on protecting people and property, our work is performed at construction sites and in industrial facilities and our workers are subject to the normal hazards associated with providing these services. Even with proper safety precautions, these hazards can lead to personal injury, loss of life, damage to or destruction of property, plant and equipment, and environmental damage. We are intensely focused on maintaining a strong safety environment and reducing the risk of accidents to the lowest possible level.

Although we have taken what we believe are appropriate precautions to adequately train and equip our employees, we have experienced serious accidents, including fatalities, in the past and may experience additional accidents in the future. Serious accidents may subject us to penalties, civil litigation or criminal prosecution. Claims for damages to persons, including claims for bodily injury or loss of life, could result in costs and liabilities, which could materially and adversely affect our financial condition, results of operations or cash flows.

Our goodwill may become impaired.

Our assets included a substantial amount of goodwill following our acquisitions of InfrastruX, Integrated Service Company, Midwest Management (1987) Ltd. and Wink Companies, LLC. At least annually, we evaluate our goodwill for impairment based on the fair value of each operating segment. This estimated fair value can change if there are changes in our capital structure, cost of debt, interest rates, capital expenditure levels or ability to perform at levels that were previously forecasted. These changes can result in an impairment that would require a material non-cash charge to our results of operations. A significant decrease in expected cash flows or changes in market conditions may indicate a potential impairment of recorded goodwill.

Our original March 2010 growth projections in the electric transmission and distribution business have not materialized. The continued slow economic recovery, exacerbated by the recent recurrence of instability in the world financial markets, and the hard-hit U.S. housing sector, resulted in a reassessment of future growth rates and led to a reduction in the outlook for expected future cash flows in this segment. Accordingly, during the third quarter of 2011, we recorded $143.5 million of impairment charges to our Utility T&D segment. In addition, due to a decrease in the overall fair value of our Upstream Oil & Gas and Downstream Oil & Gas segments which drove a decline in our market capitalization year over year, we recorded a $35.0 million impairment charge in the fourth quarter of 2011, representing a full write-off of goodwill attributable to our Upstream Oil & Gas and Downstream Oil & Gas segments. The $178.6 million of 2011 impairment charges reduced our consolidated goodwill to $8.1 million at December 31, 2011.

Our fair value analysis utilizes assumptions which represent our best estimate of future events, but are sensitive to positive or negative changes in each of the underlying assumptions as well as an alternative weighting of valuation methods, which would result in a potentially higher or lower goodwill impairment charge. We can provide no assurance that future goodwill impairments will not occur.

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

Although we maintain insurance policies with respect to automobile liability, general liability, workers’ compensation and employee group health claims, many of those policies are subject to substantial deductibles, and we are self-insured up to the amount of the deductible. Since most claims against us do not exceed the deductibles under our insurance policies, we are effectively self-insured for the overwhelming majority of claims. We actuarially determine any liabilities for unpaid claims and associated expenses, including incurred but not reported losses, and reflect those liabilities in our balance sheet as other current and noncurrent liabilities. The determination of such claims and expenses and the appropriateness of the liability is reviewed and updated quarterly. However, insurance liabilities are difficult to assess and estimate due to many relevant factors, the effects of which are often unknown, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. If our insurance claims increase or costs exceed our estimates of insurance liabilities, we could experience a decline in profitability and liquidity.

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

Our operations outside of the U.S. and Canada are often times potentially subject to similar governmental or provincial controls and restrictions relating to the environment.

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

A number of plans to which our business units contribute or may contribute in the future are in "endangered" or “critical” status. Certain of these plans may require additional contributions, generally in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by these plans. The amount of additional funds, if any, that we may be obligated to contribute to these plans in the future cannot be estimated, as such amounts will likely be based on future levels of work that require the specific use of those union employees covered by these plans.

Our international operations are subject to political and economic risks of developing countries.

Although our contract revenue is derived predominantly from our operations in the U.S. and Canada, we have operations in the Middle East (Oman) and anticipate that a portion of our contract revenue may be derived from, and a portion of our long-lived assets may be located in, developing countries. Conducting operations in developing countries presents significant commercial challenges for our business. A disruption of activities, or loss of use of equipment or installations, at any location in which we have significant assets or operations, could have a material adverse effect on our financial condition and results of operations. Accordingly, we may be subject to risks that ordinarily would not be expected to exist to the same extent in the United States, Canada, Australia or Western Europe. Some of these risks include:

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

Our future sale of common stock, preferred stock, warrants or convertible securities may lead to further dilution of our issued and outstanding stock.

Our authorized shares of common stock consist of 70 million shares. The issuance of additional common stock or securities convertible into our common stock would result in further dilution of the ownership interest in us held by existing stockholders. We are authorized to issue, without stockholder approval, one million shares of preferred stock, which may give other stockholders dividend, conversion, voting and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock. While our Board of Directors has no present intention of authorizing the issuance of any such preferred stock, it reserves the right to do so in the future.

Item 1B. Unresolved Staff Comments

None.

Item 3. Legal Proceedings

For information regarding legal proceedings, see the discussion under the captions “Contingencies — Settlement — Facility Construction Project Dispute” in Note 16 — Contingencies, Commitments and Other Circumstances and “Nigeria Assets and Nigeria-Based Operations — Share Purchase Agreement, Litigation and Settlement” in Note 20 — Discontinuance of Operations, Held for Sale Operations, Asset Disposals and Transition Services Agreement of our “Notes to Consolidated Financial Statements” in Item 8 of Part II of this Form 10-K, which information from Notes 16 and 20 is incorporated by reference herein.

We are a party to a number of other legal proceedings. We believe that the nature and number of these other proceedings are typical for a company of our size engaged in our type of business and that none of these other proceedings will result in a material adverse effect on our business, results of operations or financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

Item 4A. Executive Officers of the Registrant

The following table sets forth information regarding our executive officers. Officers are elected annually by, and serve at the discretion of, the Board of Directors.

Name	Age	Position(s)
Robert R. Harl	61	Director, President and Chief Executive Officer

Van A. Welch	57	Executive Vice President, Chief Financial Officer and Treasurer

James L. Gibson	61	Executive Vice President and Chief Operating Officer

Peter W. Arbour	63	Senior Vice President and General Counsel

J. Robert Berra	44	Executive Vice President, Sales & Marketing

Jerrit M. Coward	43	President, Oil & Gas Construction and Maintenance

Michael J. Giarratano	59	President, Utility T&D

Kevin D. Fleury	52	President, Willbros Canada

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

Van A. Welch joined Willbros in 2006 as Senior Vice President, Chief Financial Officer and Treasurer of Willbros Group, Inc.; he served as Treasurer until September 2007, and re-assumed that office in July 2010. In May 2011, he was promoted to Executive Vice President, Chief Financial Officer and Treasurer. Mr. Welch has over 29 years experience in project controls, administrative and finance positions with KBR, a global engineering, construction and services company, and its subsidiaries, serving in his last position as Vice President – Finance and Investor Relations and as a member of KBR’s executive leadership team. From 1998 to 2006, Mr. Welch held various other positions with KBR including Vice President, Accounting and Finance of the Engineering and Construction Division, Vice President, Accounting and Finance of Onshore Operations and Senior Vice President of Shared Services. Mr. Welch is a Certified Public Accountant.

James L. Gibson was named Chief Operating Officer of Willbros in October 2010. Mr. Gibson joined Willbros in March 2008. He was named President, Willbros Canada in July 2008, and appointed President Downstream Oil & Gas in February 2010. Mr. Gibson brings more than 39 years of diversified construction experience in managing all aspects of project performance including: cost, schedules, quality, safety, budget, regulatory requirements and subcontracting. Prior to joining Willbros, he was employed by KBR, for the majority of his career, beginning in 1972. He held a number of positions at KBR in project management services performing work in refineries and chemical plants. He has managed projects for Syncrude Canada Limited in Alberta and other projects in the oil sands industry in the Fort McMurray area. Mr. Gibson holds several contractor certifications and licenses and graduated from the University of Texas with a Bachelor of Science in Engineering.

Peter W. Arbour joined Willbros in May 2010 as Senior Vice President, General Counsel, and Corporate Secretary. Before joining Willbros, he served in senior legal positions with the Expro International Group from August 2006 to April 2010, Power Well Services from August 2004 to July 2006, and KBR, where he managed a worldwide Law Department for over 10 years. KBR filed for reorganization under chapter 11 of the U.S. Bankruptcy Code in December 2003 in order to discharge certain asbestos and silica personal injury claims. The order confirming KBR’s plan of reorganization became final in December 2004 and the plan of reorganization became effective in January 2005. Mr. Arbour’s legal experience includes work with mergers and acquisitions, engineering and construction contracts, construction claims, litigation management, and compliance matters. He has extensive experience in overseas projects, particularly in the Middle East, Asia Pacific, and Latin America. Mr. Arbour is a member of the state bar associations of Texas and Louisiana and holds undergraduate and Juris Doctorate degrees from Louisiana State University. Mr. Arbour resigned from the office of Corporate Secretary in December 2010.

J. Robert Berra joined Willbros in February 2011 as Executive Vice President, Sales & Marketing. Mr. Berra has over 20 years’ experience in the energy industry including the oil and gas, refining, petrochemicals, LNG, offshore, government and technology sectors, and has worked in capacities ranging from engineering, construction, program management, business development, operations and executive management. Prior to joining Willbros, from December 2008 to February 2011, Mr. Berra served as Senior Vice President, Commercial Operations for Foster Wheeler USA Corporation, a global engineering and construction contractor, where he was responsible for sales, marketing, proposals and estimating, and executive oversight of its heavy oil technology portfolio and chemicals business line. During his tenure with ConocoPhillips , from August 2006 to December 2008, Mr. Berra served in senior management positions in the Project Development function where he was responsible for global EPC contracting and led the portfolio management for major pipeline projects. Mr. Berra has also served in senior leadership positions with engineering and construction contractors, The Shaw Group from November 2004 to August 2006 and KBR from May 1990 to October 2004. Mr. Berra graduated from The University of Texas at Austin with a Bachelor of Science in Mechanical Engineering and is a licensed professional engineer in the State of Texas. He is a member of the executive board of the Engineering Construction and Contracting (ECC) Association, and served as chairman of this organization in 2010.

Jerrit M. Coward joined Willbros in 2002 as a Project Manager, and assumed full operations responsibility for our Nigerian operations in 2005, overseeing the discontinuation and sale of our Nigerian interests. He was promoted to President of our Upstream Oil & Gas segment in January 2008 and also currently serves as President of Oil & Gas Construction and Maintenance. Prior to joining Willbros, he worked for Global Industries as Project Manager, Operations Manager and Commercial Manager. He has held foreign assignments in Nigeria and Mexico as well as executing international projects in various other countries. He has worked his entire professional career in the oil and gas construction industry. Mr. Coward is a graduate of Texas A&M University at Galveston with a Bachelor of Science in Maritime Systems Engineering.

Michael J. Giarratano was elected President, Utility T&D in April 2011, after having served as Chief Operating Officer of Utility T&D subsequent to the closing of the acquisition of InfrastruX Group, Inc. He also currently serves as a Senior Vice President of the Company. Prior to his current position he worked for Hawkeye, LLC, beginning in 2000 as part of the original organization, through various managerial positions, ultimately achieving the office of President and CEO. He also served as President of the Transmission & Distribution Services unit from 2009 through 2011. Mr. Giarratano has over 35 years experience in the power industry and has assumed increasingly responsible engineering and construction roles at a major power engineering and construction company as well as a power transmission and distribution company. Mr. Giarratano is a graduate of the Clarkson College of Technology with a Bachelor of Science in Electrical Engineering.

Kevin D. Fleury joined Willbros in February 2010 as President, Willbros Canada. Mr. Fleury is a 35-year veteran of Western Canada’s oil and gas service industry. Prior to joining Willbros, he served as a board member, President and Chief Executive Officer of Tarpon Energy Services Ltd., a company he co-founded in 2003. He also served as president of Syndicated Technologies Ltd., a Western Canadian electrical and instrumentation service company, from 1977 through 2002. He is also a member of Southern Alberta Institute of Technology’s (SAIT) Promising Futures campaign.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock commenced trading on the New York Stock Exchange on August 15, 1996, under the symbol “WG.” The following table sets forth the high and low sale prices per share of our common stock as reported by the New York Stock Exchange for the periods indicated:

	High	Low
For the year ended December 31, 2011:
First Quarter	$12.55	$9.03
Second Quarter	11.87	7.50
Third Quarter	9.41	4.15
Fourth Quarter	5.53	3.13

For the year ended December 31, 2010:
First Quarter	$18.51	$11.57
Second Quarter	13.76	8.93
Third Quarter	9.75	6.80
Fourth Quarter	10.02	6.84

Substantially all of our stockholders maintain their shares in “street name” accounts and are not, individually, stockholders of record. As of April 2, 2012, our common stock was held by approximately 152 holders of record and an estimated 5,700 beneficial owners.

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

Issuer Purchases of Equity Securities

The following table provides information about purchases of our common stock by us during the fourth quarter of 2011:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2011 – October 31, 2011	6,806	$4.72	—	—
November 1, 2011 – November 30, 2011	332	4.68	—	—
December 1, 2011 – December 31, 2011	1,926	3.13	—	—

Total	9,064	$4.38	—	—

(1)	Represents shares of common stock acquired from certain of our officers and key employees under the share withholding provisions of our 1996 Stock Plan and 2010 Stock and Incentive Compensation Plan for the payment of taxes associated with the vesting of shares of restricted stock granted under such plans.

(2)	The price paid per common share represents the closing sales price of a share of our common stock as reported by the New York Stock Exchange on the day that the stock was acquired by us.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2011(4)	2010 As Revised	2009	2008	2007
Statement of Operations Data:
Contract revenue	$1,615,040	$1,125,072	$1,185,809	$1,730,667	$928,927
Operating expenses (income):
Contract	1,472,420	995,332	1,046,144	1,499,084	823,526
Amortization of intangibles	15,681	9,724	6,515	10,420	794
General and administrative	134,745	112,371	79,971	110,034	66,708
Goodwill impairment	178,575	60,000	—	62,295	—
Changes in fair value of contingent earn-out liability	(10,000)	(45,340)	—	—	—
Settlement of project dispute	8,236	—	—	—	—
Other charges	105	3,771	12,694	—	—
Acquisition costs	—	10,055	2,499	—	660
Government fines	—	—	—	—	22,000

Operating income (loss)	(184,722)	(20,841)	37,986	48,834	15,239
Interest expense, net	(45,117)	(27,677)	(8,360)	(9,049)	(6,096)
Other, net	(430)	1,649	(674)	861	(4,332)
Loss on early extinguishment of debt	(6,304)	—	—	—	(15,375)

Income (loss) from continuing operations before income taxes	(236,573)	(46,869)	28,952	40,646	(10,564)
Provision (benefit) for income taxes	(32,293)	(31,048)	7,528	17,028	15,391

Income (loss) from continuing operations	(204,280)	(15,821)	21,424	23,618	(25,955)
Income (loss) from discontinued operations net of provision for income taxes	(88,541)	(20,008)	(1,784)	21,850	(23,786)

Net income (loss)	(292,821)	(35,829)	19,640	45,468	(49,741)
Less: Income attributable to noncontrolling interest	(1,195)	(1,207)	(1,817)	(1,836)	(2,210)

Net income (loss) attributable to Willbros Group, Inc.	$(294,016)	$(37,036)	$17,823	$43,632	$(51,951)

Reconciliation of net income (loss) attributable to Willbros Group, Inc.
Income (loss) from continuing operations	$(205,475)	$(17,028)	$19,607	$21,782	$(28,165)
Income (loss) from discontinued operations	(88,541)	(20,008)	(1,784)	21,850	(23,786)

Net income (loss) attributable to Willbros Group, Inc.	$(294,016)	$(37,036)	$17,823	$43,632	$(51,951)

Basic income (loss) per share attributable to Company shareholders:
Continuing operations	$(4.33)	$(0.40)	$0.51	$0.57	$(0.96)
Discontinued operations	(1.86)	(0.47)	(0.05)	0.56	(0.81)

Net income (loss)	$(6.19)	$(0.87)	$0.46	$1.13	$(1.77)

Diluted income (loss) per share attributable to Company shareholders:
Continuing operations	$(4.33)	$(0.40)	$0.50	$0.56	$(0.96)
Discontinued operations	(1.86)	(0.47)	(0.05)	0.56	(0.81)

Net income (loss)	$(6.19)	$(0.87)	$0.45	$1.12	$(1.77)

Cash Flow Data:
Cash provided by (used in):
Operating activities	$11,713	$46,871	$47,304	$179,071	$(15,793)
Investing activities	58,376	(404,651)	(34,036)	(11,725)	(150,601)
Financing activities	(147,296)	297,795	(28,481)	(47,469)	219,340
Effect of exchange rate changes	(449)	2,402	6,135	(5,001)	2,297
Balance Sheet Data (at period end):
Cash and cash equivalents	$58,686	$134,305	$196,903	$189,465	$91,053
Working capital from continuing operations	172,452	255,044	274,326	263,680	197,563
Total assets(3)	861,771	1,270,345	728,378	787,344	778,391
Total liabilities(3)	630,193	746,805	240,383	343,209	375,666
Total debt	268,794	387,928	103,875	119,988	136,793
Stockholders’ equity	231,578	523,540	487,995	444,135	402,725

Other Financial Data (excluding discontinued operations):
12 Month Backlog (at period end)(1)	$865,124	$809,632	$388,903	$588,898	$1,235,363
Capital expenditures, excluding acquisitions	10,864	16,121	11,082	46,695	66,622
Adjusted EBITDA from continuing operations(2)	45,106	67,797	99,138	157,049	20,192
Number of employees (at period end):	8,810	7,260	3,714	6,512	5,475

(1)	Backlog is anticipated contract revenue from uncompleted portions of existing contracts and contracts whose award is reasonably assured. MSA backlog is estimated for the remaining terms of the contract. MSA backlog is determined based on historical trends inherent in the MSAs, factoring in seasonal demand and projecting customer needs based on ongoing communications.
(2)	Adjusted EBITDA from continuing operations is included in this Form 10-K because it is one of the measures through which we assess our financial performance. Adjusted EBITDA from continuing operations is not calculated or presented in accordance with U.S. GAAP. For a definition of Adjusted EBITDA from continuing operations, a reconciliation of Adjusted EBITDA from continuing operations to income (loss) from continuing operations (its most directly comparable financial measure calculated and presented in accordance with U.S. GAAP), and additional information regarding this non-GAAP financial measure, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Financial Measures – Adjusted EBITDA from Continuing Operations.”
(3)	The Company revised its previously reported consolidated balance sheet as of December 31, 2010 to correct errors in the deferred income tax balances and associated goodwill recorded in connection with the acquisition of InfrastruX. In the aggregate, these errors resulted in an overstatement of goodwill and deferred income tax liabilities of approximately $15,457.
(4)	The Company recorded adjustments during the year ended December 31, 2011 to correct errors primarily related to income taxes and revenue for years preceding 2011. The tax adjustments related to errors in the calculation of the income tax provision and the over-accrual of interest associated with uncertain tax positions for the years 2007 through 2010. Revenue was overstated as a result of the use of incorrect data for two contracts in the Company’s Downstream Oil & Gas segment in 2010. The net impact of these adjustments was an increase to pre-tax loss in the amount of $1,208, a decrease to the income tax benefit from continuing operations in the amount of $1,407 and an increase to net loss in the amount of $2,615 for the year ended December 31, 2011. These adjustments did not have any impact on the Company’s loss from discontinued operations. The Company does not believe these adjustments are material individually or in the aggregate to its consolidated financial statements for the year ended December 31, 2011, nor does it believe such items are material to any of its previously issued financial statements.

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

In as much as the discussion below and the other sections to which we have referred you pertain to management’s comments on financial resources, capital spending, our business strategy and the outlook for our business, such discussions contain forward-looking statements. These forward-looking statements reflect the expectations, beliefs, plans and objectives of management about future financial performance and assumptions underlying management's judgment concerning the matters discussed, and accordingly, involve estimates, assumptions, judgments and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed below and elsewhere in this Form 10-K, particularly in Item 1A “Risk Factors” and in “Forward-Looking Statements.”

OVERVIEW

Willbros is a global provider of engineering and construction services to the oil, gas, refinery, petrochemical and power industries with a focus on infrastructure such as oil and gas pipeline systems, electric T&D systems and refining and processing plants. Our offerings include engineering, procurement and construction (either individually or as an integrated EPC service offering), turnarounds, maintenance and other specialty services.

2011 Year in Review

During 2011, revenue increased $489,968 to $1,615,040 from $1,125,072 in 2010. The increase in revenue was primarily a result of a full year of our Utility T&D segment operations versus only a half year in 2010. Our Upstream Oil & Gas segment, which expanded its regional presence and breadth of services to include oilfield services work and was also successful in converting engineering assignments into full EPC projects, also increased its top line by over 30 percent. The revenue increase was partially offset by a decline in activity, primarily related to turnaround project delays in the Downstream Oil & Gas segment. Operating income decreased $163,881 to a loss of $184,722 in 2011 compared to a loss of $20,841 in 2010. The variance is largely explained by a two unfavorable items in 2011 – a $118,575 increase in goodwill impairment charges and a $35,340 decrease in the benefit of reducing the InfrastruX acquisition’s contingent earnout liability. We believe we have made substantial progress in improving our results in the seasonally slower fourth and first quarters and our challenge is to bring lagging business units up to the level of performance of our best businesses. We will continue to take actions to improve upon these results. See the following Financial Summary included in this Item 7 for additional details on the 2011 financial performance.

As part of our 2011 debt reduction process, we completed a study to determine the strategic fit and potential future contributions of various business units. We identified certain businesses that were not producing results at a level comparable to our peer group companies’ businesses. We are taking actions to improve the performance of these lagging businesses through a combination of initiatives consisting of a realignment of management, reduction of indirect costs (including fleet management) and general and administrative costs, and a more robust sales and marketing program to expand the revenue base. In instances where our evaluation identifies disadvantaged businesses, we are prepared to make divestiture decisions, when our analysis dictates that is the correct business decision. Specific targets of this profitability initiative are our Utility T&D segment’s distribution businesses in the Northeast and South Central regions and our Downstream Oil & Gas segment which, as previously mentioned, has seen continued delay in maintenance and turnaround awards and a diminishing customer base as the refining industry rationalizes capacity.

Also, as part of this study, we identified several non-strategic businesses and have divested, or are in the process of divesting, these businesses to strengthen the balance sheet and to allow management to better focus on the remaining strategic businesses. In October 2011, we sold InterCon Construction Inc. (“InterCon”) (acquired in the InfrastruX transaction). In connection with this sale, we received total compensation of $18,749 in cash and $250 in the form of an escrow deposit from the buyer. We continue to work towards a sale of our Canada cross-country pipeline construction business and are evaluating divestiture of several other businesses.

The integration of InfrastruX is advancing and we have introduced our management systems and processes. We are seeing positive results in Texas transmission construction and expect this trend to continue in 2012. Our Northeast transmission business has successfully executed multiple large capital projects in the Northeast and we expect to leverage this recent relevant experience as we focus more management resources on this component of the Utility T&D segment. The distribution portion of the Utility T&D segment is still constrained by the dearth of housing starts, but we expect slow improvement throughout 2012, with upside from expanding gas distribution service opportunities.

Some positive highlights for 2011 include:

•	We have reduced our $300,000 term loan facility (“Term Loan”) (used for the InfrastruX acquisition) by making payments of $123,379 against the existing balance.

•

The Upstream Oil & Gas segment has been able to increase year-over-year revenue by $176,940, or 30.2 percent, by expanding its regional presence in the liquids basins and shale plays, complementing our cross-country large diameter pipeline revenue. This successful change in strategy has positive implications for our Downstream Oil & Gas segment, which in 2012, has been placed under the Upstream Oil & Gas management team.

•

On March 29, 2012, we entered into a settlement agreement with WAPCo to settle the WAGP project litigation. The settlement stops the significant legal spend on the litigation, including any additional expense for trial and likely appeal, creates certainty of the outcome and eliminates trial risk. We believe this is a fair settlement and are pleased to remove the overhang of this litigation.

•	Engineering services rebounded, with significant additions of EPC assignments.

•	The TransCanada Pipelines, Ltd. (“TransCanada”) billing dispute was settled in June 2011 for $61,000, achieving recovery of approximately 90 percent of the claimed amounts.

To sum up, in 2011, we successfully advanced our strategy to bring more recurring services into our revenue base, successfully responded to a shift in our legacy Upstream Oil & Gas markets, identified and elevated the pipeline integrity opportunity, regained traction in both engineering businesses within our Upstream Oil & Gas and Downstream Oil & Gas segments, booked new meaningful EPC contracts, established a new oil sands focused model in Canada, with a high graded management team, generated positive project margins in our electric transmission construction business and isolated non-performing and non-strategic businesses for additional management actions.

Looking Forward

Last year, our primary financial objective was to reduce our leverage position by paying down debt while concurrently maintaining adequate liquidity. A 2011 debt repayment target range of $50,000 to $100,000 was exceeded by $23,379 and an additional $30,000 payment was made in the first quarter of 2012. During the first half of 2012, we expect to make substantial additional reductions as we continue to sell non-strategic assets (including equipment, real property, and businesses.) Our financial leverage will continue to be reduced and our overall balance sheet strengthened. We will be vigilant of opportunities to refinance our debt and modify or replace our existing 2010 Credit Facility.

In 2012, our primary financial objective is to improve our operating results to a level comparable with our peer group companies. Many of our businesses are already performing at this level; however, many are not. The non-performing businesses will be the focus of the actions we take to improve our operating profitability. We intend to do this through changes in the management teams, lowering the cost of service (through better management of variable and indirect costs such as equipment fleets, indirect personnel and yard costs and general and administrative costs), new marketing initiatives and increased accountability.

In January 2012 as part of our 2012 goal to improve our profitability, we changed the way we manage our business and identified new segment alignments. In early 2012, Canada was designated as a separate segment in recognition of the tremendous growth potential in the oil sands and the growth and performance objectives established for the country management team. The remainder of the Upstream Oil & Gas segment and the Downstream Oil & Gas segment were combined into a single new segment entitled “Oil & Gas” with two primary business activities – Professional Services and Construction and Maintenance. This was done to reduce the management costs and to bring the Downstream Oil & Gas activity under the management team which had achieved success affecting the new Upstream Oil & Gas regional service delivery strategy. One of our Utility T&D subsidiaries, Premier, has been moved into the Oil & Gas segment under Professional Services to augment our integrity services business. Premier has an extensive field workforce that provides utility line locating, stray voltage and gas leak detection services and complements the need to gather field data for our pipeline integrity services.

We intend to remain focused on actions underway throughout 2011, namely, the integration of the InfrastruX acquisition; implementing new process and procedures along with management systems to bring improvements realized in the Upstream Oil & Gas segment to full realization in our Downstream Oil & Gas businesses as well as the Utility T&D segment; cultural acceptance of Safety as an undeniable value and sharp focus on the end markets we serve in North America: the Canadian oil sands; the development of liquids-rich hydrocarbon sources and the robust market for expansion of the electric transmission grid. We will continue to advance our themes of recurring services, financial flexibility and excellence in project execution and expect to achieve incremental improvement in all our businesses and markets in 2012.

Financial Summary

During 2011, revenue increased $489,968 to $1,615,040 from $1,125,072 in 2010. This increase is primarily due to a $385,929 revenue increase in our Utility T&D segment related to a full year of revenue in 2011 and only a half year reported in 2010. Our Upstream Oil & Gas segment increased $176,940 due to an increase in facilities work and expansion into various shale regions in South Texas, West Texas and North Dakota. Revenues in our Downstream Oil & Gas segment decreased $72,901 due to decreased demand for maintenance and turnaround activity.

We recognized a 2011 operating loss of $184,722 and a net loss from continuing operations of $205,475, or $4.33 per diluted share. The following three 2011 transactions (collectively referred to as “2011 Special Items”) had a material impact on our 2011 financial results:

•

A goodwill charge of $178,575 ($142,981 net of taxes) for the full-year and $35,032 ($29,682 net of taxes) in the fourth quarter in our Utility T&D, Downstream Oil & Gas, and Upstream Oil & Gas segments attributed to the reduction in the outlook for expected future cash inflows in the segments.

•	The repatriation of foreign profits resulted in increased estimated taxes by approximately $6,550 for the full-year and $4,595 for the fourth quarter.

•

The contingent earnout liability associated with the InfrastruX acquisition was reduced from $10,000 (no tax effect) to $0 based on our assessment that the full year 2011 EBITDA (earnings before interest, income taxes, depreciation and amortization) targets as set forth in the Agreement and Plan of Merger (the “Merger Agreement”), were no longer attainable.

Additionally, as previously discussed in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2010 Annual Report, we had two large non-cash transactions (together referred to as “2010 Special Items”) that are detailed as follows:

•

A goodwill charge of $60,000 ($36,000 after tax) for the full-year and $48,000 ($28,880 after tax) for the fourth quarter in our Downstream Oil & Gas segment attributed to the reduction in the outlook for expected future cash inflows in the segment.

•	The contingent earnout liability associated with the InfrastruX acquisition was reduced by $45,340 (no tax effect) to $10,000 based on a projected decrease in 2011 EBITDA.

Excluding the impact of these 2011 and 2010 Special Items, full-year and three months ended December 31 2011 and 2010 results are shown for comparative purposes in the below table:

Year Ended December 31, 2011	As Reported	Goodwill Impairment	Repatriation of Foreign Profits	Change in Fair Value of Contingent Earnout	Before Special Items (1)
Operating income (loss)	$(184,722)	$178,575	$—	$(10,000)	$(16,147)
Net income (loss) from continuing operations	$(205,475)	$142,981	$6,550	$(10,000)	$(65,944)
Diluted income (loss) per share from continuing operations	$(4.33)	$3.01	$0.14	$(0.21)	$(1.39)
Fully diluted shares, as reported equal to 47,475,680

Three Months Ended December 31, 2011
Operating income (loss)	$(45,988)	$35,032	$—	$—	$(10,956)
Net income (loss) from continuing operations	$(53,707)	$29,682	$4,595	$—	$(19,430)
Diluted income (loss) per share from continuing operations	$(1.13)	$0.62	$0.10	$—	$(0.41)
Fully diluted shares, as reported equal to 47,615,545

Year Ended December 31, 2010	As Reported	Goodwill Impairment	Repatriation of Foreign Profits	Change in Fair Value of Contingent Earnout	Before Special Items (1)
Operating income (loss)	$(20,841)	$60,000	$—	$(45,340)	$(6,181)
Net income (loss) from continuing operations	$(17,028)	$36,000	$—	$(45,340)	$(26,368)
Diluted income (loss) per share from continuing operations	$(0.40)	$0.84	$—	$(1.05)	$(0.61)
Fully diluted shares, as reported equal to 43,013,934

Three Months Ended December 31, 2010
Operating income (loss)	$(69,107)	$48,000	$—	$—	$(21,107)
Net income (loss) from continuing operations	$(54,103)	$28,800	$—	$—	$(25,303)
Diluted income (loss) per share from continuing operations	$(1.15)	$0.61	$—	$—	$(0.54)
Fully diluted shares, as reported equal to 47,099,756

(1)

Net income (loss) from continuing operations before 2011 and 2010 Special Items, a non-GAAP financial measure, excludes special items that management believes affect the comparison of results for the periods presented. Management also believes results excluding these items are more comparable to estimates provided by securities analysts and therefore are useful in evaluating operational trends of the Company and its performance relative to other engineering and construction companies.

Full Year Results

The 2011 operating loss was $184,722. Excluding 2011 Special Items, the operating loss was $16,147 which represents a $9,966 loss increase from a $6,181 operating loss in 2010, excluding 2010 Special Items. The year-over-year operating loss increase is primarily related to our Upstream Oil & Gas segment which recorded an operating loss increase of $28,830 (excluding goodwill impairment of $21,278) from lower margins on fixed price work and the unfavorable impact of the settlement of the TransCanada project dispute. An $8,236 non-cash charge and $3,721 in related legal cost were attributable to the settlement. Our Utility T&D segment’s $19,985 of reduced losses partially offset the Upstream Oil & Gas segment’s increased operating loss. Our Utility T&D segment’s improvement was primarily driven by improved performance in our Texas electric transmission business and reduction in losses for our Northeast electric distribution business.

Interest expense, net increased $17,440 to $45,117 in 2011 compared to $27,677 in 2010. The increase is primarily a result of additional interest expense related to a full year of the Term Loan in 2011 versus only six months in 2010; and the early amortization of debt issuance costs and Original Issue Discount (“OID”), and early payment penalties related to payments against our Term Loan.

The 2011 net loss was $205,475. Excluding 2011 and 2010 Special Items, 2011 net loss increased $39,576 or $0.92 per share primarily attributed to additional operating losses and interest expense as noted above.

Fourth Quarter Results

Our fourth quarter operating loss was $45,988. Excluding 2011 Special Items, the operating loss was $10,956 which represents a $10,151 loss decrease from $21,107 operating loss in 2010, excluding 2010 Special Items. This decrease is primarily a result of a reduction in losses incurred on several projects within our Upstream Oil & Gas Canada business in 2011 compared to the same period in 2010. In addition, the decrease can also be attributed to the startup of our midstream pipeline business within our Upstream Oil & Gas segment. This business opened a new market in one of the major regional shale plays that contributed additional income during 2011 as compared to none during the same period in 2010.

Interest expense, net decreased $2,751 to $8,842 in 2011 compared to $11,593 in 2010. The decrease is primarily a result of decreased interest expense related to our Term Loan due to accelerated principal payments made during 2011.

The 2011 fourth quarter net loss was $53,707. Excluding 2011 and 2010 Special Items, the 2011 fourth quarter net loss decreased $5,873 or $0.12 per share, primarily attributed to the changes in operating losses and interest expense as noted above.

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

We believe the backlog figures are firm, subject only to the cancellation and modification provisions contained in various contracts. Additionally, due to the short duration of many jobs, revenue associated with jobs won and performed within a reporting period will not be reflected in quarterly backlog reports. We generate revenue from numerous sources, including contracts of long or short duration entered into during a year as well as from various contractual processes, including change orders, extra work and variations in the scope of work. These revenue sources are not added to backlog until realization is assured.

Backlog broadly consists of anticipated revenue from the uncompleted portions of existing contracts and contracts whose award is reasonably assured. Our backlog presentation reflects not only the 12 month lump-sum and MSA work; but also, the full-term value of work under contract, including MSA work as we believe that this information is helpful in providing additional long-term visibility. We determine the amount of backlog for work under ongoing MSA maintenance and construction contracts by using recurring historical trends inherent in the MSAs, factoring in seasonal demand and projecting customer needs based upon ongoing communications with the customer. We also include in backlog our share of work to be performed under contracts signed by joint ventures in which we have an ownership interest.

At December 31, 2011, 12 month backlog from continuing operations increased $55,492 (6.9 percent) to $865,124 from $809,632 at December 31, 2010. Our Upstream Oil & Gas segment, with a 12 month backlog of $333,805, contributed to the overall rise in backlog by increasing $108,809, or 48.4% from the 2010 12 month backlog level. This increase was offset by a decrease in our Utility T&D segment 12 month backlog of $66,495 or 13.9%.

Our Upstream Oil & Gas segment’s 12 month backlog increase in 2011 was a result of escalated work activity in our Engineering business and our U.S. Construction business, which experienced year-over-year increases of $37,574 and $60,447, respectively. Our pipeline construction services contracting is characterized by competitive fixed price bids and short time periods from project bid to execution, except for large EPC contracts that can span more than one year. With the return to these historical contracting patterns, we have experienced lower backlog numbers with respect to our pipeline construction services partially as a result of eliminating the much longer lead times between the award of and the execution of projects.

In our Utility T&D segment, five customer relationships are expected to contribute $297,480 in revenue during 2012. As previously discussed, a significant portion of our Utility T&D backlog is associated with recurring services on MSA contracts that extend beyond 2012. Utility T&D’s backlog decreased $66,495 from 2010 primarily due to the completion of two larger projects in the Northeast which had $50,584 and $17,068 respectively in backlog at December 31, 2010.

Total backlog beyond the current 12 months was $2,172,217 at December 31, 2011. The $1,307,093 of backlog expected to be worked off beyond 12 months is almost entirely comprised of MSA work. MSA agreements account for $1,656,944 or 76.3 percent of the total backlog. The remaining $515,273 or 23.7 percent of the total backlog is attributable to current lump sum projects. Our Utility T&D segment currently accounts for $1,342,998 or 81.1 percent of the total reported MSA backlog and is derived from agreements extending until July of 2017.

Backlog for discontinued operations consisted primary of work associated with our discontinued Canada cross-country pipeline construction business and was $25,857 at December 31, 2011 and $137,733 at December 31, 2010.

The following tables show our backlog from continuing operations by operating segment and geographic location as of December 31, 2011 and 2010:

	As of December 31,
	2011				2010
	12 Month	Percent	Total	Percent	12 Month	Percent	Total	Percent
Upstream Oil & Gas	$333,805	38.6%	$622,396	28.7%	$224,996	27.8%	$547,341	28.3%
Downstream Oil & Gas	120,255	13.9%	151,069	6.9%	107,077	13.2%	107,077	5.5%
Utility T&D	411,064	47.5%	1,398,752	64.4%	477,559	59.0%	1,281,721	66.2%

Total Backlog	$865,124	100.0%	$2,172,217	100.0%	$809,632	100.0%	$1,936,139	100.0%

	As of December 31,
	2011		2010
	Total	Percent	Total	Percent
Total Backlog by Geographic Region
United States	$1,718,920	79.2%	$1,491,086	77.0%
Canada	309,416	14.2%	394,856	20.4%
Middle East/North Africa	135,698	6.2%	45,728	2.4%
Other International	8,183	0.4%	4,469	0.2%

Backlog	$2,172,217	100.0%	$1,936,139	100.0%

	As of December 31,
	2011	2010	2009	2008	2007
12 Month Backlog	$865,124	$809,632	$388,903	$588,898	$1,235,363

Adjusted EBITDA from Continuing Operations

We define Adjusted EBITDA from continuing operations as income (loss) from continuing operations before interest expense, income tax expense (benefit) and depreciation and amortization, adjusted for items broadly consisting of selected items which management does not consider representative of our ongoing operations and certain non-cash items of the Company. These adjustments are included in various performance metrics under our credit facilities and other financing arrangements. These adjustments are itemized in the following table. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA from continuing operations, you should be aware that in the future we may incur expenses that are the same as, or similar to, some of the adjustments in this presentation. Our presentation of Adjusted EBITDA from continuing operations should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Management uses Adjusted EBITDA from continuing operations as a supplemental performance measure for:

•	Comparing normalized operating results with corresponding historical periods and with the operational performance of other companies in our industry; and

•	Presentations made to analysts, investment banks and other members of the financial community who use this information in order to make investment decisions about us.

Adjusted EBITDA from continuing operations decreased $22,691 to $45,106 in 2011 compared to $67,797 in 2010. The decrease in Adjusted EBITDA is primarily a result of increased losses year-over-year from operations as well as $8,236 of charges incurred during the second quarter of 2011 related to the TransCanada settlement. In addition, we made payments on our Term Loan during 2011 which resulted in the recognition of $6,304 of loss on early extinguishment of debt, which further reduced Adjusted EBITDA from continuing operations year-over-year.

Adjusted EBITDA from continuing operations is not a financial measurement recognized under U.S. generally accepted accounting principles, or U.S. GAAP. When analyzing our operating performance,

investors should use Adjusted EBITDA from continuing operations in addition to, and not as an alternative for, net income, operating income, or any other performance measure derived in accordance with U.S. GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. Because all companies do not use identical calculations, our presentation of Adjusted EBITDA from continuing operations may be different from similarly titled measures of other companies.

A reconciliation of Adjusted EBITDA from continuing operations to U.S. GAAP financial information follows:

	Year Ended December 31,
	2011	2010	2009	2008	2007
Income (loss) from continuing operations attributable to Willbros Group, Inc.	$(205,475)	$(17,028)	$19,607	$21,782	$(28,165)
Interest expense, net	45,117	27,677	8,360	9,049	6,096
Provision (benefit) for income taxes	(32,293)	(31,048)	7,528	17,028	15,391
Depreciation and amortization	59,995	48,908	35,602	39,999	18,689
Goodwill impairment	178,575	60,000	—	62,295	—
Changes in fair value of contingent earnout liability	(10,000)	(45,340)	—	—	—
DOJ monitor cost	3,567	4,002	2,582	530	1,924
Stock based compensation	9,724	7,957	9,549	11,652	4,087
Restructuring and reorganization costs	105	3,771	12,694	—	—
Acquisition related costs	—	10,055	2,499	—	660
(Gains) on sales of equipment	(5,404)	(2,364)	(1,100)	(7,122)	(700)
Noncontrolling interest	1,195	1,207	1,817	1,836	2,210

Adjusted EBITDA from continuing operations	$45,106	$67,797	$99,138	$157,049	$20,192

Discontinued Operations

For the year ended December 31, 2011, loss from discontinued operations, net of tax was $88,541 or $1.86 per share. The loss includes approximately $55,500 in charges recorded in connection with the settlement of the West Africa Gas Pipeline (“WAGP”) project litigation and $16,358 in legal fees incurred in relation to this litigation.

In addition, we incurred losses in 2011 from our Canada cross-country pipeline operations of approximately $12,813 and losses from our recently disposed InterCon subsidiary of approximately $4,855.

Additional financial disclosures and information on discontinued operations are provided in Note 20 – Discontinuance of Operations, Held for Sale Operations, Asset Disposals and Transition Services Agreement included in Item 8 and in Item 1A—Risk Factors of this Form 10-K.

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2011 Compared to Fiscal Year Ended December 31, 2010

Contract Revenue

Contract revenue increased $489,968 to $1,615,040 from $1,125,072 in 2010. A year-to-year comparison of revenue is as follows:

	Year Ended December 31,
	2011	2010	Increase / (Decrease)	Percent Change
Upstream Oil & Gas	$762,737	$585,797	$176,940	30.2%
Downstream Oil & Gas	228,203	301,104	(72,901)	(24.2)%
Utility T&D	624,100	238,171	385,929	162.0%

Total	$1,615,040	$1,125,072	$489,968	43.5%

Upstream Oil & Gas revenue increased $176,940 to $762,737 in 2011 compared to $585,797 in 2010, driven primarily by an increase in demand for our engineering services, as well as increased facilities work and expansion into various shale regions in South Texas, West Texas and North Dakota.

Our U.S. Construction business reported revenue of $387,961 in 2011, an increase of $84,211 compared to 2010. This increase was driven, in part, by a full year of operating results of B&H Construction, acquired in July 2010, which contributed revenue of $105,950 in 2011, versus $48,165 in only six months of 2010. In addition, as a result of an asset acquisition in May 2011, we began operations in Wyoming and North Dakota, primarily serving the Bakken and Niobrara shale plays. These newly established offices contributed $20,655 during 2011. The remainder of our U.S. Construction business experienced an increase in revenue of $26,426 driven by both our large diameter pipeline business and expansion of our facilities business into South Texas.

Our Upstream Oil & Gas engineering business reported revenue of $151,363 in 2011, an increase of $85,159 compared to 2010. We continue to experience strong demand for our engineering and EPC services. During 2011, we commenced work on two large EPC projects to design and build compressor stations in South Texas.

In Canada, revenue increased $7,330 to $149,584 in 2011, driven primarily by increased construction and fabrication of three major pump stations during the year. This increase was partially offset by lower levels of maintenance and capital projects performed pursuant to MSAs.

Our Downstream Oil & Gas segment revenue decreased $72,901 to $228,203 in 2011 compared to $301,104 in 2010. The decrease is primarily a result of reduced maintenance and turnaround activity. We also experienced decreased construction revenue, although revenue from our engineering, fabrication, tank, and government services increased.

Revenue from maintenance and turnaround services decreased $80,867 to $92,113 for 2011. We secured contracts throughout 2011, though at a lower level than in 2010, due in part to the turnaround schedules of our existing customers, who performed a significant amount of deferred maintenance in 2010. We were also unsuccessful in replacing several significant turnaround contracts in 2011. In the latter half of 2011 we opened an office on the Houston Ship Channel to capture growth opportunities on the Gulf Coast.

Our Downstream Oil & Gas engineering revenue increased $6,649 to $54,078 for 2011 due primarily to improved demand for our engineering services as well as an EPC contract awarded in the third quarter of 2010 and completed in 2011.

Our Fabrication, Tank, Construction and Government Services combined remained relatively flat with decreases in Construction offset by increases in Tanks and Government Services.

Our Utility T&D segment revenue increased $385,929 to $624,100 in 2011 from $238,171 in 2010. The increase was largely driven by a full year of results for 2011. The Utility T&D segment was created from the acquisition of InfrastruX on July 1, 2010. The additional six months of revenue for 2011 accounted for $301,770 of the increase. During the last six months of 2011 compared to the last six months of 2010, revenue increased $84,159 mainly related to our Chapman business in Texas and our Hawkeye business in the Northeast.

Operating Income (Loss)

Operating income decreased $163,881 to a loss of $184,722 in 2011 compared to a loss of $20,841 in 2010. The change in fair value of the contingent earnout was characterized as a corporate change in estimate and is not allocated to the reporting segments. A year-to-year comparison of operating income is as follows:

	2011	Operating Margin %	2010	Operating Margin %	Change	Percent Change
Upstream Oil & Gas	$(14,241)	(1.9)%	$35,867	6.1%	$(50,108)	(139.7)%
Downstream Oil & Gas	(30,195)	(13.2)%	(75,320)	(25.0)%	45,125	59.9%
Utility T&D	(150,286)	(24.1)%	(26,728)	(11.2)%	(123,558)	(462.3)%
Corporate	10,000	N/A	45,340	N/A	(35,340)	(77.9)%

Total	$(184,722)	(11.4)%	$(20,841)	(1.9)%	$(163,881)	(786.3)%

Upstream Oil & Gas operating income decreased $50,108 to a loss of $14,241 in 2011 from income of $35,867 in 2010.

Our U.S. Construction business reported an operating loss of $9,713 in 2011, a $31,504 decrease compared to 2010. This business was unfavorably impacted by the settlement of the facility construction project dispute with TransCanada, which resulted in a pre-tax, non-cash charge of $8,236 in the second quarter of 2011. Also in connection with this dispute, we incurred legal costs of $3,721. Overall, the remainder of our pipeline business has seen a decrease in operating income driven by lower margins on fixed price contracts, primarily the result of increased competition and pricing pressure from our customers, as well as additional start up costs incurred with our expansion into the additional shale plays discussed above.

We also recorded a goodwill impairment charge of $21,278 in 2011 related to a reduction in the outlook for expected future cash flows driven by a depressed fair market valuation for the segment.

Our Downstream Oil & Gas segment reported an operating loss of $30,195 in 2011, a $45,125 improvement from 2010 which is attributed primarily to a decreased goodwill impairment charge in 2011 compared to 2010. We recorded a $60,000 goodwill impairment charge in 2010 and recorded an impairment charge for the remaining $13,754 balance in 2011. Impairment charges in both years were also attributed to reductions in the outlook for expected future cash flows.

Our Utility T&D segment operating income decreased $123,558 to a loss of $150,286 in 2011 compared to a loss of $26,728 in 2010. The year-over year decrease is attributed to a 2011 goodwill impairment charge of $143,543 offset by an increase in operating income of $11,849 in our Chapman business and an increase in operating income of $5,055 in our UtilX business. The increase in Chapman operating income was derived from work performed under the Oncor MSA which remained strong throughout the year and the increase in UtilX operating income was derived from continued positive margins in the cable and restoration business.

Non-Operating Items

Interest expense, net increased $17,440 to $45,117 in 2011 compared to $27,677 in 2010. The increase is primarily a result of additional cash interest expense of $9,959 related to a full year of the Term Loan and the amortization of debt issuance costs and OID of $5,202 and $4,052 related to payments against our Term Loan.

In 2011, we recorded a $6,304 loss attributed to the write-off of OID and financing costs inclusive of early termination fees in connection with payments of $123,379 against our Term Loan. The loss is recorded in the line item “Loss on early extinguishment of debt” for the year ended December 31, 2011.

Benefit for income taxes increased $1,245 to a benefit of $32,293 from a benefit of $31,048 in 2010. During 2011, we recognized a tax benefit of $32,293 on a loss from continuing operations before income taxes of $236,573 as compared to a tax benefit of $31,048 on a loss from continuing operations before income taxes of $46,869 in 2010. The increase in the benefit for income taxes is due to the decrease in operating income recognized during 2011.

Loss from Discontinued Operations, Net of Taxes

Loss from discontinued operations, net of taxes increased $68,533 from a loss of $20,008 in 2010 to a loss of $88,541 for 2011. The increased loss year over year is primarily attributed to $55,500 in charges recorded in 2011 in connection with the settlement of the WAGP project litigation. Further, legal costs associated with this litigation increased $14,313 from $2,045 in 2010 to $16,358 in 2011.

Fiscal Year Ended December 31, 2010 Compared to Fiscal Year Ended December 31, 2009

Contract Revenue

Contract revenue decreased $60,737 to $1,125,072 in 2010 compared to $1,185,809 in 2009. A year-to-year comparison of revenue is as follows:

	Year Ended December 31,
	2010	2009	Increase / (Decrease)	Percent Change
Upstream Oil & Gas	$585,797	$908,559	$(322,762)	(35.5)%
Downstream Oil & Gas	301,104	277,250	23,854	8.6%
Utility T&D	238,171	N/A	238,171	100.0%

Total	$1,125,072	$1,185,809	$(60,737)	(5.1)%

Upstream Oil & Gas revenue decreased $322,762 to $585,797 in 2010 compared to $908,559 in 2009. The decrease in revenue was the result of our customers’ reduction in capital and maintenance spending in 2010 as a continued reaction to the overall global economic recession. This was evidenced by an overall decrease in large diameter pipeline projects available for bid. Further, projects that were initially being bid for 2010 completion were postponed or cancelled. As a result of these conditions, the segment began to pursue midstream pipeline projects which opened a new market in one of the major regional shale plays. The engineering business also contributed higher than expected revenues of $66,206 as a result of developing alliances.

Revenue from our businesses within the United States decreased $292,848 to $369,954 in 2010 compared to $662,802 in 2009. This was primarily due to reduced utilization of large-diameter cross-country pipeline construction assets of $264,927 and a reduction of pipeline facility construction work of $98,711. The reduction of pipeline construction revenue was directly linked to the reduced capital budgets approved and executed by our core customer base in 2010. The reduction of facility construction revenue was also impacted by significantly reduced capital budgets for our core customers.

Downstream Oil & Gas revenue increased primarily as a result of increased maintenance and turnaround activity which increased $25,804 to $172,980 in 2010 compared to $147,176 in 2009. We benefited in 2010 from our position as a contractor of choice for our customers’ maintenance and turnaround needs, the impact of delayed maintenance activities in 2009, and our investments in equipment to provide exchanger tube bundle extraction services.

Utility T&D contributed revenue of $238,171 as a result of revenues derived from a broad range of transmission and distribution construction and maintenance services from July 1, 2010 through December 31, 2010. Revenue from the Hawkeye business generated revenue of $61,880 for the six months ended December 31, 2010 as a direct result of established MSA contracts. The Chapman business generated $44,948 or 78.6% of the business units’ revenue through an alliance agreement with Oncor providing turnkey transmission and substation construction and maintenance solutions. Lastly, the Willbros T&D business produced $28,289 or 69.2% of that business unit’s revenue through an alliance agreement with Oncor to provide overhead and underground utility construction services.

Operating Income (Loss)

Operating income decreased $58,827 to a loss of $20,841 in 2010 compared to income of $37,986 in 2009. The change in fair value of the contingent earnout was characterized as a corporate change in estimate and was not allocated to the reporting segments. A year-to-year comparison of operating income is as follows:

	2010	Operating Margin %	2009	Operating Margin %	Change	Percent Change
Upstream Oil & Gas	$35,867	6.1%	$37,555	4.1%	$(1,688)	(4.5)%
Downstream Oil & Gas	(75,320)	(25.0)%	431	0.2%	(75,751)	(17,575.6)%
Utility T&D	(26,728)	(11.2)%	N/A	N/A	(26,728)	(100.0)%
Corporate	45,340	N/A	—	N/A	45,340	100%

Total	$(20,841)	(1.9)%	$37,986	3.2%	$(58,827)	(154.9)%

Upstream Oil & Gas operating income decreased $1,688 to $35,867 in 2010 compared to $37,555 in 2009. The decrease was caused by reduced revenue across the segment, as noted above.

Operating income for our United States businesses decreased $518 to $26,991 in 2010 compared to $27,509 in 2009. Our operating income remained constant in-spite of significant revenue declines for these businesses. Our construction business suffered the most from revenue decline, but our focus on execution of the available work allowed us to improve our contract margins and still deliver strong operating income at a significantly smaller volume. This continued profitability came as we saw the market shift back fully to lump-sum contracting terms, marking the end of the cost-reimbursable work that we completed in 2009 for large diameter cross-country pipeline construction. Our engineering business experienced a much more modest revenue decline, but had a significant improvement in profitability. In 2009, our engineering business had significant operating losses, which were reversed in 2010 to significant operating income due to stronger market demand for our services and active cost management.

Downstream Oil & Gas operating income decreased primarily as a result of the $60,000 goodwill impairment charge taken in the third and fourth quarters of 2010 and the previously discussed decreases in revenue from our Manufacturing Services and Construction Services businesses, as well as operating losses contributed by our Engineering businesses ($6,250) and Tank Services businesses ($4,541). Our Maintenance and Turnaround business contributed an operating loss for the year that was driven largely by a loss on a fixed price contract early in the year.

The Utility T&D segment generated an operating loss of $26,728. The segment incurred costs totaling $26,309 of which non-recurring acquisition costs of $9,814, and restructuring fees of $2,638 associated with the Seattle office closure were recorded for the six months ended December 31, 2010. Other significant costs charged to the segment were labor of $2,889 and depreciation of $1,267.

The Willbros T&D business experienced an operating loss of $3,592 as a result of lower volumes and a shift in the mix in transmission construction revenues associated with the Oncor work in Texas, resulting in a heavier mix of lower margin work. The Hawkeye business reported an operating loss of $3,285 primarily due to the project delays experienced in the Northeast and in general a weaker market for electric and gas distribution work.

Partially offsetting the operating losses were UtilX with operating income of $5,379 and Chapman with operating income of $3,666. UtilX’s international operations performed well due to CableWISE® projects in Europe and increased royalty revenue.

Non-Operating Items

Interest expense, net increased $19,317 to $27,677 in 2010 compared to $8,360 in 2009. The increase is primarily a result of increased interest expense of $16,106 related to the new Term Loan, debt issuance cost amortization of $1,994 related to the 2010 Credit Agreement and a reduction in interest income of $1,211 due to lower levels of and rates of return on invested cash.

Provision for income taxes decreased $38,576 to a benefit of $31,048 in 2010 from a provision of $7,528 in 2009. During 2010, we recognized a tax benefit of $31,048 on a loss from continuing operations before income taxes of $46,869 as compared to income tax expense of $7,528 on income from continuing operations before income taxes of $28,952 in 2009. The decrease in the provision for income taxes is due to the decrease in operating income recognized during 2010 and no tax expense incurred in connection with the release of the contingent earnout liability of $45,340 associated with the acquisition of InfrastruX.

Loss from Discontinued Operations, Net of Taxes

Loss from discontinued operations, net of taxes increased $18,224 to a loss of $20,008 in 2010 compared to a loss of $1,784 in 2009. The increase is attributed primarily to the discontinuation of our Canada cross-country pipeline operations which incurred $15,667 in losses in 2010 compared to income of $2,830 in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our financing objective is to maintain financial flexibility to meet the material, equipment and personnel needs to support our project commitments, and pursue our expansion and diversification objectives, while reducing debt.

The 2010 Credit Agreement consists of a four year, $300,000 Term Loan maturing in July 2014 and a three year revolving credit facility (the “Revolving Credit Facility”) of $175,000. The proceeds from the Term Loan were used to pay part of the cash portion of the merger consideration payable in connection with our acquisition of InfrastruX. The Revolving Credit Facility is primarily used to provide letters of credit; however, it does allow for borrowings. Our ability to use the Revolving Credit Facility for borrowings, however, has been restricted because of the amendment discussed in the next paragraph. The Maximum Total Leverage ratio covenant under the 6.5% Notes Indenture may also restrict our ability to use the Revolving Credit Facility for revolving loans from time to time.

On March 4, 2011, the 2010 Credit Agreement was amended to allow us to make certain dispositions of equipment, real estate and business units. In most cases, proceeds from these dispositions will be required to be used to pay-down the existing Term Loan. Financial covenants and associated definitions, such as Consolidated EBITDA, were also amended to permit us to carry out our business plan and to clarify the treatment of certain items. Until our maximum total leverage ratio is 3.00 to 1.00 or less, we have agreed to limit our revolver borrowings to $25,000, with the exception of proceeds from revolving borrowings used to make payments on the 6.5% Senior Convertible Notes (the “6.5% Notes”) and to make $59,357 in payments to the 2.75% Convertible Senior Notes that were submitted to us for cash payment in the first quarter. The amendment does not change the limit on obtaining letters of credit. The amendment also modifies the definition of Excess Cash Flow to include proceeds from the TransCanada arbitration, which required us to use a portion of such proceeds to further pay-down the existing Term Loan. In late June 2011, we received $61,000 from TransCanada as a settlement and used $40,000 to pay-down the Term Loan. For prepayments made with Net Debt Proceeds or Equity Issuance Proceeds (as those terms are defined in the 2010 Credit Agreement), the amendment requires a prepayment premium of 4% of the principal amount of the Term Loans to be paid before December 31, 2011; and 1% of the principal amount of the Term Loans prepaid on and after December 31, 2011, but before December 31, 2012. Premiums for prepayments made with proceeds other than Net Debt Proceeds or Equity Issuance Proceeds remain the same as originally set forth under the 2010 Credit Agreement.

Covenants

The 2010 Credit Agreement was amended, effective March 29, 2012, to eliminate the Minimum Net Tangible Worth covenant as of December 31, 2011.

The table below sets forth the primary covenants in the 2010 Credit Agreement and the status with respect to these covenants as of December 31, 2011.

	Covenants Requirements (1)	Actual Ratios at December 31, 2011
Maximum Total Leverage Ratio (debt divided by Covenant EBITDA) should be less than:	4.75 to 1	3.63
Minimum Interest Coverage Ratio (Covenant EBITDA divided by interest expense as defined in the 2010 Credit Agreement) should be greater than:	2.00 to 1	2.59

(1)

The Maximum Total Leverage Ratio decreases to 3.75 as of March 31, 2012, 3.50 as of June 30, 2012 and 3.25 as of December 31, 2012. The Minimum Interest Coverage Ratio increases to 2.25 as of March 31, 2012 and 2.75 as of June 30, 2012.

The Maximum Total Leverage Ratio requirement declined to 4.75 to 1 as of December 31, 2011 from 5.00 to 1 at September 30, 2011. The value of the trailing 12-month EBITDA as defined in the 2010 Credit Agreement (or “Covenant EBITDA”), was negatively impacted by the first quarter of 2011 with Covenant EBITDA of ($7,656). We expect to achieve Covenant EBITDA improvement during 2012 as a result of each 2012 quarter that replaces a corresponding 2011 quarter representing a net gain in Covenant EBITDA. In addition, we continue to improve the primary covenant ratios through payments against our Term Loan. The December 31, 2011 primary covenant calculations benefitted from a fourth quarter $28,700 accelerated payment against our Term Loan. Based on our current operating projections, we believe that we will remain in compliance with the above primary covenants through 2012. Depending on our financial performance, we may be required to request amendments, or waivers for the primary covenants, dispose of assets, or obtain refinancing in future periods. There can be no assurance that we will be able to obtain amendments or waivers, complete asset sales, or negotiate agreeable refinancing terms should it become needed.

The 2010 Credit Agreement also includes customary affirmative and negative covenants, including:

•	Limitations on capital expenditures (greater of $70,000 or 25% of EBITDA).

•	Limitations on indebtedness.

•	Limitations on liens.

•	Limitations on certain asset sales and dispositions.

•	Limitations on certain acquisitions and asset purchases if certain liquidity levels are not maintained.

A default under the 2010 Credit Agreement may be triggered by events such as a failure to comply with financial covenants or other covenants under the 2010 Credit Agreement; a failure to make payments when due under the 2010 Credit Agreement; a failure to make payments when due in respect of, or a failure to perform obligations relating to other debt obligations in excess of $15,000; a change of control of the Company; and certain insolvency proceedings. A default under the 2010 Credit Agreement would permit Crédit Agricole and the lenders to terminate their commitment to make cash advances or issue letters of credit, require the immediate repayment of any outstanding cash advances with interest and require the cash collateralization of outstanding letter of credit obligations. As of December 31, 2011, we were in compliance with all covenants under the 2010 Credit Agreement.

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

On September 16, 2011, following receipt of the requisite consents of the holders of our 6.5% Notes, the 6.5% Notes Indenture was amended, in part, to increase the Maximum Total Leverage Ratio from 4.00 to 1.00 to 6.00 to 1.00 during the fiscal quarter ending December 31, 2011, 5.50 to 1.00 during the fiscal quarter ending March 31, 2012, 3.75 to 1.00 during the fiscal quarter ending June 30, 2012 and 3.50 to 1.00 during the fiscal quarters ending September 30, 2012 and December 31, 2012. The 6.5% Notes Indenture includes a debt incurrence test and the calculation of the Maximum Total Leverage Ratio mirrors the calculation in the 2010 Credit Agreement. The Indenture was also amended to conform the definition of Consolidated EBITDA in the Indenture to the definition of Consolidated EBITDA in the 2010 Credit Agreement. We believe that these amendments enhance our financial flexibility by enabling us to borrow up to $25,000 of available funds under the Revolving Credit Facility. Depending on our financial performance, we may be required to request amendments, or waivers for the debt incurrence covenant under the 6.5% Notes Indenture, dispose of assets, or obtain refinancing in future periods. There can be no assurance that we will be able to obtain amendments or waivers, complete asset sales, or negotiate agreeable refinancing terms should it become needed.

On March 29, 2012, we entered into a Settlement Agreement with WAPCo to settle the WAGP project litigation. The Settlement Agreement provides that we will make payments to WAPCo over a period of six years totaling $55,500. The Settlement Agreement also provides that the payments due in the years 2015, 2016 and 2017 may be accelerated and become payable in whole or in part within 21 days after filing our third quarter results in 2014 in the event we achieve a leverage ratio of debt to EBITDA of 2.25 to 1.00 or less or certain other acceleration metrics. In the event the acceleration metrics applied during 2014 do not result in payment of the entire outstanding sum, the acceleration metrics are applied again in each subsequent year and may result in the acceleration of all or some of the remaining payments in each of those years.

Cash Balances

As of December 31, 2011, we had cash and cash equivalents of $58,686. Our cash and cash equivalent balances held in the United States and foreign countries were $29,206 and $29,480, respectively. In April 2011, we discontinued our strategy of reinvesting non-U.S. earnings in foreign operations. During 2011, we repatriated $37,500 of cash from our principal foreign holding company to repay Term Loan debt. As of December 31, 2011, we had $59,357 in outstanding borrowings and $27,967 in outstanding letters of credit under our Revolving Credit Facility. The Revolving Credit Facility has total capacity of $175,000 with a $150,000 sublimit for cash advances. As of December 31, 2011, we are able to only draw up to an additional $25,000 under the Revolving Credit Facility. If we achieve a Maximum Total Leverage Ratio covenant of 3.00 to 1.00 or less, we may borrow up to an additional $87,676 under the Revolving Credit Facility.

Our working capital position for continuing operations decreased $82,592 to $172,452 at December 31, 2011 from $255,044 at December 31, 2010. This was primarily attributed to $123,379 in payments against our Term Loan as well as changes in project related working capital requirements during the year. Exceeding our goal to reduce the Term Loan balance has resulted in lower cash balances. To partially compensate for lower cash balances, we have placed additional emphasis in achieving a cash neutral position by balancing our receivable collections with our vendor payments. Occasionally, vendor payments have been delayed when clients delayed payments or we were delayed in reaching project payment milestones. To further improve our liquidity, we are currently minimizing our capital expenditures and taking steps to improve our cash flows from operations.

Cash Flows

Statements of cash flows for entities with international operations that use the local currency as the functional currency exclude the effects of the changes in foreign currency exchange rates that occur during any given period, as these are non-cash charges. As a result, changes reflected in certain accounts on the Consolidated Statements of Cash Flows may not reflect the changes in corresponding accounts on the Consolidated Balance Sheets. Cash flows provided by (used in) continuing operations by type of activity were as follows for the twelve months ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Operating activities	$47,850	$40,355	$58,970
Investing activities	50,637	(404,460)	(32,161)
Financing activities	(147,291)	298,002	(28,085)
Effect of exchange rate changes	(449)	2,402	6,135

Cash provided by (used in) all continuing activities	$(49,253)	$(63,701)	$4,859

Operating Activities

Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of collection of receivables and the settlement of payables and other obligations. Working capital needs are generally higher during the summer and fall months when the majority of our capital intensive projects are executed. Conversely, working capital assets are typically converted to cash during the winter months. Operating activities from continuing operations provided net cash of $47,850 during 2011 as compared to $40,355 during 2010 and cash provided of $58,970 during 2009. The slight increase in operating cash flows in 2011 as compared to 2010 is due primarily to:

•

an increase in cash flow provided by working capital accounts of $14,164. This increase is primarily attributed to cash received in connection with the TransCanada settlement in the second quarter of 2011 as well as cash provided by accounts payable related to the timing of cash disbursements during the year.

This was partially offset by

•

an increase in the cash consumed by continuing operations of $6,669 net of non-cash effects which includes a non-recurring charge of $8,236 related to the TransCanada settlement. The increase in cash consumed was driven primarily by our net loss from continuing operations during 2011.

Investing Activities

During 2011, investing activities provided us net cash of $50,637 as compared to $404,460 and $32,161 of cash used in investing activities in 2010 and 2009, respectively. The $455,097 increase in cash flow provided by investing activities in 2011 is primarily the result of the following:

•	The acquisition of InfrastruX in 2010, which resulted in cash used of $421,182, as compared to cash provided of $9,402 in the same period of 2011; and

•	$33,350 in proceeds from the sale of certain equipment and facilities during 2011; offset by

•	$16,500 in net cash provided from the maturities of short-term investments during 2010 as compared to none in 2011.

During 2010 and 2009, we used $16,121 and $11,082, respectively, for capital expenditures, offset by $16,343 and $9,435 of proceeds from the sales of under-utilized facilities and equipment. The increase in capital expenditures in 2010 compared to 2009 is related primarily to the acquisition of InfrastruX in July 2010.

Financing Activities

In 2011, financing activities used net cash of $147,291 as compared to cash provided of $298,002 and $28,085 cash used by financing activities in 2010 and 2009, respectively. The $445,293 increase in cash used in financing activities in 2011 resulted primarily from:

•	A $282,000 reduction in proceeds from our Term Loan issued in connection with our acquisition of InfrastruX; and

•	$115,879 in early payments against our Term Loan during 2011; and

•	$7,500 in scheduled payments against our Term Loan during 2011.

Net cash used by financing activities in 2010 compared to 2009 resulted primarily from the cash proceeds received related to the Term Loan of $282,000 in connection with our acquisition of InfrastruX in July 2010.

Discontinued Operations

Net cash from discontinued operations used $28,403 in 2011 as compared to cash provided of $6,118 in 2010. This resulted primarily from the losses generated during 2011 by our Canadian cross-country pipeline and InterCon businesses ($11,936 and $4,260, respectively). Also contributing to the 2011 cash used were $16,358 in legal fees related to our ongoing WAPCo parent company guarantee dispute. However, this was somewhat offset by the $55,500 settlement fee we entered into with WAPCo which provides for cash payments over the next six years. In 2009, our net cash from discontinued operations used cash of $13,937, which was primarily the result of decreased income from operations in our Canadian cross-country pipeline construction business due to lower volume of project activity.

Interest Rate Risk

We are subject to hedging arrangements to fix or otherwise limit the interest cost of the Term Loan. We are subject to interest rate risk on our debt and investment of cash and cash equivalents arising in the normal course of business, as we do not engage in speculative trading strategies.

In September 2010, we entered into two 18-month forward-starting interest rate swap agreements for a total notional amount of $150,000 in order to hedge changes in the variable rate interest expense of most of the remaining principal balance under our $300,000 Term Loan maturing on June 30, 2014. Under each swap agreement, we receive interest at a floating rate of three-month London Interbank Offered Rate (“LIBOR”), conditional on three-month LIBOR exceeding 2 percent (to mirror variable rate interest provisions of the underlying hedged debt), and pay interest at a fixed rate of 2.685 percent, effective March 28, 2012 through June 30, 2014. Each swap agreement is designated and qualifies as a cash flow hedging instrument, with the effective portion of the swaps’ change in fair value recorded in Other Comprehensive Income (“OCI”). The interest rate swaps are deemed to be highly effective hedges, and resulted in no gain or loss recorded for hedge ineffectiveness in the Condensed Consolidated Statement of Operations. Amounts in OCI are reported in interest expense when the hedged interest payments on the underlying debt are recognized. The fair value of each swap agreement was determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates.

Interest Rate Caps

In September 2010, we entered into two interest rate cap agreements for notional amounts of $75,000 each in order to limit our exposure to an increase of the interest rate above 3 percent, effective September 28, 2010 through March 28, 2012. Total premiums of $98 were paid for the interest rate cap agreements. Through June 1, 2011, the cap agreements were designated and qualified as cash flow hedging instruments, with the effective portion of the caps’ change in fair value recorded in OCI. Amounts in OCI and the premiums paid for the caps were reported in interest expense as the hedged interest payments on the underlying debt were recognized during the period when the caps were designated as cash flow hedges. Through June 1, 2011, the interest rate caps were deemed to be highly effective, resulting in an immaterial amount of hedge ineffectiveness recorded in the Condensed Consolidated Statement of Operations. On June 1, 2011, the caps were de-designated due to the interest rate being fixed on the underlying debt through the remaining term of the caps; changes in the value of the caps subsequent to that date will be reported in earnings. The amount reported in earnings from the undesignated interest rate caps for the year ended December 31, 2011 is immaterial. The fair value of the interest rate cap agreements was determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates. An immaterial amount of OCI relating to the interest rate swap and caps is expected to be recognized in earnings in the coming 12 months.

Capital Requirements

During 2011, $49,253 of cash was used by our continuing operations activities. Capital expenditures by segment amounted to $4,124 spent by Upstream Oil & Gas, $748 for Downstream Oil & Gas, $4,003 for Utility T&D, and $1,989 by Corporate, for a total of $10,864. Approved capital spending of $2,011 has been carried forward to 2012.

We believe that our financial results combined with our current liquidity and financial management will ensure sufficient cash to meet our capital requirements for continuing operations. As such, we are focused on the following significant capital requirements:

•	Providing working capital for projects in process and those scheduled to begin in 2012; or

•	Funding our 2012 capital budget of approximately $28,400, inclusive of $2,011 of carry-forward from 2011.

We believe that we will be able to support our working capital needs during 2012 through our cash on hand and operating cash flows.

Contractual Obligations

As of December 31, 2011, we had $175,871 of outstanding debt related to our Term Loan, $59,357 of outstanding debt related to our revolver and $32,050 of outstanding debt related to the 6.5% Notes. In addition, we have various capital leases of construction equipment and property resulting in aggregate capital lease obligations of $7,382 at December 31, 2011.

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Term Loan	$175,871	$—	$175,871	$—	$—
Revolver	59,357	—	59,357	—	—
WAPCo settlement obligation	55,500	14,000	12,500	18,000	11,000
6.5% Notes	32,050	32,050	—	—	—
Capital lease obligations	7,382	3,224	2,675	1,483	—
Operating lease obligations	95,444	24,061	32,265	13,754	25,364
Equipment financing obligations	775	775	—	—	—
Uncertain tax liabilities	4,030	—	—	—	—

Total	$430,409	$74,110	$282,668	$33,237	$36,364

During the twelve months ended December 31, 2011, we made payments of $123,379 against the Term Loan. These payments resulted in the recognition of a $6,304 loss on early extinguishment of debt for the twelve months ended December 31, 2011. These losses represent the write-off of unamortized OID and financing costs inclusive of early payment fees. Such loss is recorded in the line item “Loss on early extinguishment of debt” for the year ended December 31, 2011.

As of December 31, 2011, there were $59,357 in outstanding borrowings under the Revolving Credit Facility and there were $27,967 in outstanding letters of credit. All outstanding letters of credit relate to continuing operations.

The 6.5% Notes remain outstanding as of December 31, 2011 and continue to be subject to the terms and conditions of the Indenture governing the 6.5% Notes. An aggregate principal amount of $32,050 remains outstanding (net of $0 discount) and has been classified as current and included within “Notes payable and current portion of other long-term debt” on the Consolidated Balance Sheet at December 31, 2011.

At December 31, 2011, we had uncertain tax positions totaling $4,030 which ultimately could result in a tax payment. As the amount of the ultimate tax payment is contingent on the tax authorities’ assessments, it is not practical to present annual payment information.

We have unsecured credit facilities with banks in certain countries outside the United States. Borrowings in the form of short-term notes and overdrafts are made at competitive local interest rates. Generally, each line is available only for borrowings related to operations in a specific country. Credit available under these facilities is approximately $6,381 at December 31, 2011. There were no outstanding borrowings made under these facilities at December 31, 2011 or 2010.

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

The letters of credit represent the maximum amount of payments we could be required to make if these letters of credit are drawn upon. Additionally, we issue surety bonds customarily required by commercial terms on construction projects. U.S. surety bonds represent the bond penalty amount of future payments we could be required to make if we fail to perform our obligations under such contracts. The surety bonds do not have a stated expiration date; rather, each is released when the contract is accepted by the owner. Our maximum exposure as it relates to the value of the bonds outstanding is lowered on each bonded project as the cost to complete is reduced. As of December 31, 2011, no liability has been recognized for letters of credit or surety bonds.

A summary of our off-balance sheet commercial commitments for both continuing and Discontinued Operations as of December 31, 2011 is as follows:

	Expiration Per Period
	Total Commitment	Less than 1 year	1-2 Years	More Than 2 Years
Letters of credit:
U.S. – performance	$27,863	$27,863	$—	$—
Canada – performance	104	104	—	—
Other – performance and retention	119	119	—	—

Total letters of credit	28,086	28,086	—	—
U.S. surety bonds – primarily performance	566,513	457,883	10,812	97,818

Total commercial commitments	$594,599	$485,969	$10,812	$97,818

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

We consider unapproved change orders to be contract variations on which we have customer approval for scope change, but not for price associated with that scope change. Costs associated with unapproved change orders are included in the estimated cost to complete the contracts and are expensed as incurred. We recognize revenue equal to cost incurred on unapproved changed orders when realization of price approval is probable and the amount is estimable. Revenue recognized on unapproved change orders is included in contract costs and recognized income not yet billed on the balance sheet. Revenue recognized on unapproved change orders is subject to adjustment in subsequent periods to reflect the changes in estimates or final agreements with customers.

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

Valuation of Goodwill

We record as goodwill the amount by which the total purchase price we pay in our acquisition transactions exceeds our estimated fair value of the identifiable net assets we acquire. Our goodwill impairment assessment includes a two-step fair value-based test and is performed annually, or more frequently if events or circumstances exist which indicate that goodwill may be impaired. We have determined that our segments represent our reporting units for the purpose of assessing goodwill impairments.

In the fourth quarter of 2011, we changed the date of our annual goodwill impairment test for the Utility T&D segment from July 1 to December 1. This change is preferable as it not only aligns the timing of the Utility T&D annual goodwill impairment test with the Upstream Oil & Gas and Downstream Oil & Gas annual goodwill impairment test, it also more closely aligns with our internal forecasting and budgeting process. As such, this change will allow us to better utilize our updated business plans that result from the forecasting and budget process in the valuation approaches used to estimate the fair value of the Utility T&D segment.

The first step of the two-step fair value-based test involves comparing the fair value of each of our reporting units with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the reporting unit’s goodwill to the implied fair value of the goodwill. If the implied fair value of goodwill is less than the carrying amount, an impairment loss would be recorded as a reduction to goodwill with a corresponding charge to operating expense.

We perform the required annual impairment test for goodwill by determining the fair values of our reporting units using a weighted combination of the following generally accepted valuation approaches:

•	Income Approach – discounted cash flows of forecasted income;

•	Market Approach – public comparable company multiples of EBITDA; and

•	Market Approach – multiples generated from recent transactions comparable in size, nature and industry.

These approaches include numerous assumptions with respect to future circumstances, such as industry and/or local market conditions that might directly impact operations in the future, and are, therefore, uncertain. These approaches are utilized to develop a range of fair values and a weighted average of these approaches are utilized to determine the best fair value estimate within that range.

Income Approach – Discounted Cash Flows. This valuation approach derives a present value of the reporting unit’s projected future annual cash flows over the next 8 years and the present residual value of the segment. We used a variety of underlying assumptions to estimate these future cash flows, including assumptions relating to future economic market conditions, sales volumes, costs and expenses and capital expenditures. These assumptions are dependent on regional market conditions, including competitive position, degree of vertical integration, supply and demand for materials and other industry conditions. The discount rate used in our analysis for 2011, specifically the weighted average cost of capital, varied between approximately 17.0 percent and 18.0 percent. The revenue compounded annual growth rates used in our analysis for 2011 varied from 2.5 percent to 41.0 percent. Our EBITDA margins derived from these underlying assumptions for our 2011 analysis varied between approximately 4.1 percent and 12.0 percent. The terminal growth rate used for our 2011 analysis was 2.5 percent.

Market Approach – Multiples of EBITDA. This valuation approach utilizes publicly traded construction companies’ enterprise values, as compared to their recent EBITDA information. For our 2011 analysis, we used an average EBITDA multiple of 3.0 to 4.5 times in determining this market approach metric. This multiple is used as a valuation metric to our most recent financial performance. We used EBITDA as an indicator of demand because it is a widely used key indicator of the cash generating capacity of similar companies.

Market Approach—Comparisons of Recent Transactions. This valuation approach uses publicly available information regarding recent third-party sales transactions in our industry to derive a valuation metric of the target’s respective enterprise values over their EBITDA amounts. For our 2011 analysis, we did not weigh this market approach because current economic conditions did not yield significant recent transactions to derive an appropriate valuation metric.

We selected these valuation approaches because we believe the combination of these approaches, along with our best judgment regarding underlying assumptions and estimates, provides us with the best estimate of fair value. We believe these valuation approaches are proven and appropriate for our industry and widely accepted by investors. The estimated fair value would change if our weighting assumptions under these valuation approaches were materially modified. For our 2011 analysis, we weighted the Income Approach – Discounted Cash Flows at 70 percent and the Market Approach – Multiples of Sales and EBITDA at 30 percent. This weighting was utilized to reflect fair value in current market conditions.

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

Detailed below is a table of key underlying assumptions for all reporting units utilized in the fair value estimate calculation for the years ended December 31, 2011, 2010 and 2009.

	2011	2010	2009
Income Approach – Discounted Cash Flows
Revenue Growth Rates	2.5% to 41.0%	3.0% to 34.6%	(22.9%) to 37.2%
Weighted Average Cost of Capital	17.0% to 18.0%	14.0% to 15.0%	15.0 to 16.0%
Terminal Value Rate	2.5%	3.0%	3.0%
EBITDA Margin Rate	4.1% to 12.0%	4.2% to 6.7%	5.5% to 9.6%
Market Approach – Multiples of EBITDA
EBITDA Multiples Used	3.0 to 4.5	4.5 to 5.5	4.0 to 4.5
Market Approach – Comparison of Recent Transactions
EBITDA Multiples Used	N/A	N/A	N/A

Impairment of Goodwill

During the third quarter of 2011, we recorded an impairment charge of $143,543 related to our Utility T&D segment. Our original March 2010 growth projections in the electric transmission and distribution business have not materialized. The continued slow economic recovery, exacerbated by the recent recurrence of instability in the world financial markets, and the hard-hit U.S. housing sector, have resulted in a reassessment of future growth rates and led to a reduction in the outlook for expected future cash flows in this segment.

The initial purchase price allocation to acquired assets and liabilities for the InfrastruX acquisition included a $55,340 liability for the estimated fair value of the 2010, 2011 and combined two-year earnout provisions in the Merger Agreement. At the time of the purchase price allocation, recognition of this $55,340 liability resulted in goodwill increasing by a corresponding amount. No payments occurred and accordingly, the liability was reduced to zero as of December 31, 2011. Reductions to the liability resulted in corresponding increase in operating income and net income of $10,000 during the year ended December 31, 2011 and a corresponding increase in operating income and net income of $45,340 during the year ended December 31, 2010.

Our weighted average cost of capital used for the original purchase price valuation has increased 1.6 percentage points from 14.4 percent at the time of the InfrastruX acquisition to 16.0 percent on July 1, 2011. The primary driver of the percentage increase was related to a higher risk premium. Our fair value analysis was heavily weighted on discounted cash flows. The resulting discounted cash flows would have been $65,000 higher if the discount rate was reduced to 14.4 percent.

During the fourth quarter of 2011, in connection with our annual goodwill impairment test, we recorded an impairment charge of $35,032, which represents a full write-off of goodwill attributed to our Upstream Oil & Gas and Downstream Oil & Gas segments. The impairment charge was a result of a depressed fair market valuation for these segments which drove an overall decline in market capitalization. The Utility T&D segment was less impacted in part due to its impairment charge recorded in the third quarter of 2011.

As a result of the above impairment charges, our consolidated goodwill was reduced to $8,067 at December 31, 2011 and relates entirely to the Utility T&D segment. In connection with our annual goodwill impairment test, the fair value of Utility T&D segment was $2,114 higher than its carrying value.

In 2010, we began to experience reduced demand for services within our Downstream Oil & Gas segment. This downturn resulted from a low level of both capital and maintenance spending in the refining industry, which has fostered a highly competitive environment, resulting in significantly decreased margins. During the third quarter of 2010, in connection with the completion of our preliminary forecasts for 2011, it became evident that a goodwill impairment associated with the Downstream Oil & Gas segment was probable. Due to time restrictions with the filing of our third quarter Form 10-Q, we were unable to fully complete our two step analysis. According to the accounting standards for goodwill, if the second step of the goodwill impairment test is not complete before the financial statements are issued or are available to be issued and a goodwill impairment loss is probable and can be reasonably estimated, the best estimate of that loss shall be recognized. Using a weighted combination of both the Income Approach – Discounted Cash Flows and the Market Approach – Multiple of EBITDA to determine the fair value of the segment versus its carrying value, an estimated range of likely impairment was determined and an impairment charge of $12,000 was recorded during the third quarter of 2010.

Valuation of Other Intangible Assets

Our intangible assets with finite lives include customer relationships, trade names, non-compete agreements and developed technology. The value of customer relationships is estimated using the income approach, specifically the excess earnings method. The excess earnings analysis consists of discounting to present value the projected cash flows attributable to the customer relationships, with consideration given to customer contract renewals, the importance or lack thereof of existing customer relationships to our business plan, income taxes and required rates of return. The value of trade names is estimated using the relief-from-royalty method of the income approach. This approach is based on the assumption that in lieu of ownership, a company would be willing to pay a royalty in order to exploit the related benefits of this intangible asset.

We amortize intangible assets based upon the estimated consumption of the economic benefits of each intangible asset or on a straight-line basis if the pattern of economic benefits consumption cannot otherwise be reliably estimated. Intangible assets subject to amortization are reviewed for impairment and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For instance, a significant change in business climate or a loss of a significant customer, among other things, may trigger the need for interim impairment testing of intangible assets. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.

Valuation of Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such asset is necessary. This requires us to make long-term forecasts of the future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for our products and future market conditions. Estimating future cash flows requires significant judgment, and our projections may vary from the cash flows eventually realized. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value. Such expense would be reflected in earnings.

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

Insurance

We are insured for workers’ compensation, employer’s liability, auto liability and general liability claims, subject to a deductible of $500 per occurrence. Additionally, our largest non-union employee-related health care benefit plan is subject to a deductible of $250 per claimant per year.

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

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see Note 1 to our consolidated financial statements included in this Annual Report.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk is our exposure to changes in non-U.S. (primarily Canada) currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expense in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expense in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at December 31, 2011 and 2010.

The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the Consolidated Balance Sheets approximate fair value at December 31, 2011 due to the generally short maturities of these items. At December 31, 2011, we invested primarily in short-term dollar denominated bank deposits. We have the ability and expect to hold our investments to maturity.

Under the 2010 Credit Agreement, we are subject to hedging arrangements to fix or otherwise limit the interest cost of the Term Loan. Therefore, as of June 30, 2011, we have two 18-month forward-starting interest rate swap agreements entered into in September 2010 for a total notional amount of $150,000 in order to hedge changes in the variable rate interest expense of most of the remaining principal balance under our $300,000 Term Loan maturing on June 30, 2014. Under each swap agreement, we receive interest at a floating rate of three-month LIBOR, conditional on three-month LIBOR exceeding 2 percent (to mirror variable rate interest provisions of the underlying hedged debt), and pay interest at a fixed rate of 2.685 percent, effective March 28, 2012 through June 30, 2014. Each swap agreement is designated and qualifies as a cash flow hedging instrument and is deemed a highly effective hedge. The fair value of the swap agreements was $1,844 at December 31, 2011 and was based on using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates. A 100 basis point increase in interest rates would decrease the fair value of the swaps by $611. Conversely, a 100 basis point decrease in interest rates (subject to minimum rates of zero) would decrease the fair value of the swaps by $2,087.

We also entered into two interest rate cap agreements for notional amounts of $75,000 each in order to limit exposure to an increase of the interest rate above 3 percent, effective September 28, 2010 through March 28, 2012. Through June 1, 2011, the cap agreements were designated and qualified as cash flow hedging instruments and were deemed to be highly effective hedges. On June 1, 2011, the caps were de-designated due to the interest rate being fixed on the underlying debt through the remaining term of the caps. The fair value of the interest rate cap agreements was $0 at December 31, 2011 and was determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Willbros Group, Inc.

In our opinion, the accompanying consolidated balance sheet as of December 31, 2011 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the year then ended present fairly, in all material respects, the financial position of Willbros Group, Inc. and its subsidiaries at December 31, 2011, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2011 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the accounting for income taxes existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

April 9, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Willbros Group, Inc.

We have audited the accompanying consolidated balance sheet of Willbros Group, Inc. (a Delaware corporation, formerly a Panama corporation) as of December 31, 2010 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willbros Group, Inc. as of December 31, 2010 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Houston, Texas

March 14, 2011 (except for Note 2 and Discontinued Operations in Note 20, as to which the date is April 9, 2012)

WILLBROS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2011	2010 As Revised
ASSETS
Current assets:
Cash and cash equivalents	$58,686	$134,305
Accounts receivable, net	301,515	298,281
Contract cost and recognized income not yet billed	37,090	23,732
Prepaid expenses and other assets	43,129	54,511
Parts and supplies inventories	11,893	10,071
Deferred income taxes	1,845	11,004
Assets held for sale	32,758	84,168

Total current assets	486,916	616,072
Property, plant and equipment, net	166,475	204,191
Goodwill	8,067	196,296
Other intangible assets, net	179,916	195,457
Deferred income taxes	—	16,570
Other assets	20,397	41,759

Total assets	$861,771	$1,270,345

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$221,557	$184,578
Contract billings in excess of cost and recognized income	18,000	14,858
Current portion of capital lease obligations	2,818	5,366
Notes payable and current portion of other long-term debt	31,623	71,594
Current portion of settlement obligation of discontinued operations	14,000	—
Current portion of government obligations	—	6,575
Accrued income taxes	4,983	2,356
Other current liabilities	7,475	4,832
Liabilities held for sale	13,990	31,425

Total current liabilities	314,446	321,584
Long-term debt	230,707	305,227
Capital lease obligations	3,646	5,741
Long-term portion of settlement obligation of discontinued operations	41,500	—
Contingent earnout	—	10,000
Long-term liabilities for unrecognized tax benefits	4,030	4,866
Deferred income taxes	2,994	60,563
Other long-term liabilities	32,870	38,824

Total liabilities	630,193	746,805
Contingencies and commitments (Note 16)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 70,000,000 shares authorized (70,000,000 at December 31, 2010) and 49,423,152 shares issued at December 31, 2011 (48,546,817 at December 31, 2010)	2,471	2,427
Additional paid-in capital	680,289	674,173
Accumulated deficit	(455,840)	(161,824)
Treasury stock at cost, 829,526 shares at December 31, 2011 (629,320 at December 31, 2010)	(10,839)	(10,045)
Accumulated other comprehensive income	14,570	17,938

Total Willbros Group, Inc. stockholders’ equity	230,651	522,669
Noncontrolling interest	927	871

Total stockholders’ equity	231,578	523,540

Total liabilities and stockholders’ equity	$861,771	$1,270,345

See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2011	2010	2009
Contract revenue	$1,615,040	$1,125,072	$1,185,809
Operating expenses:
Contract	1,472,420	995,332	1,046,144
Amortization of intangibles	15,681	9,724	6,515
General and administrative	134,745	112,371	79,971
Settlement of project dispute	8,236	—	—
Goodwill impairment	178,575	60,000	—
Changes in fair value of contingent earnout liability	(10,000)	(45,340)	—
Acquisition costs	—	10,055	2,499
Other charges	105	3,771	12,694

	1,799,762	1,145,913	1,147,823

Operating income (loss)	(184,722)	(20,841)	37,986
Other income (expense):
Interest expense, net	(45,117)	(27,677)	(8,360)
Loss on early extinguishment of debt	(6,304)	—	—
Other, net	(430)	1,649	(674)

	(51,851)	(26,028)	(9,034)
Income (loss) from continuing operations before income taxes	(236,573)	(46,869)	28,952
Provision (benefit) for income taxes	(32,293)	(31,048)	7,528

Income (loss) from continuing operations	(204,280)	(15,821)	21,424
Loss from discontinued operations net of provision (benefit) for income taxes	(88,541)	(20,008)	(1,784)

Net income (loss)	(292,821)	(35,829)	19,640
Less: Income attributable to noncontrolling interest	(1,195)	(1,207)	(1,817)

Net income (loss) attributable to Willbros Group, Inc.	$(294,016)	$(37,036)	$17,823

Reconciliation of net income (loss) attributable to Willbros Group, Inc.
Income (loss) from continuing operations	$(205,475)	$(17,028)	$19,607
Loss from discontinued operations	(88,541)	(20,008)	(1,784)

Net income (loss) attributable to Willbros Group, Inc	$(294,016)	$(37,036)	$17,823

Basic income (loss) per share attributable to Company Shareholders:
Income (loss) from continuing operations	$(4.33)	$(0.40)	$0.51
Loss from discontinued operations	(1.86)	(0.47)	(0.05)

Net income (loss)	$(6.19)	$(0.87)	$0.46

Diluted income (loss) per share attributable to Company Shareholders:
Income (loss) from continuing operations	$(4.33)	$(0.40)	$0.50
Loss from discontinued operations	(1.86)	(0.47)	(0.05)

Net income (loss)	$(6.19)	$(0.87)	$0.45

Weighted average number of common shares outstanding:
Basic	47,475,680	43,013,934	38,687,594

Diluted	47,475,680	43,013,934	38,883,077

See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Accumu- lated Deficit	Treasury Stock	Accumu- lated Other Compre- hensive Income (Loss)	Total Stock- holders’ Equity Willbros Group, Inc.	Non- controlling Interest	Total Stock- holders’ Equity
	Shares	Par Value
Balance, December 31, 2008	39,574,220	$1,978	$595,640	$(142,611)	$(8,015)	$(4,436)	$442,556	$1,579	$444,135
Net income	—	—	—	17,823	—	—	17,823	1,817	19,640
Foreign currency translation adjustments	—	—	—	—	—	16,161	16,161	—	16,161

Total comprehensive income	—	—	—	—	—	—	33,984	1,817	35,801
Dividend distribution to noncontrolling interest	—	—	—	—	—	—	—	(2,597)	(2,597)
Amortization of stock-based compensation	—	—	13,231	—	—	—	13,231	—	13,231
Stock-based compensation tax benefit (deficiency)	—	—	(1,735)	—	—	—	(1,735)	—	(1,735)
Stock issued under share-based compensation plans	514,778	26	(26)	—	—	—	—	—	—
Additions to treasury stock, vesting and forfeitures of restricted stock	—	—	—	—	(1,030)	—	(1,030)	—	(1,030)
Exercise of stock options	17,500	1	189	—	—	—	190	—	190

Balance, December 31, 2009	40,106,498	$2,005	$607,299	$(124,788)	$(9,045)	$11,725	$487,196	$799	$487,995
Net income (loss)	—	—	—	(37,036)	—	—	(37,036)	1,207	(35,829)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	6,194	6,194	—	6,194
Derivatives, net of tax						19	19	—	19

Total comprehensive (loss)	—	—	—	—	—	—	(30,823)	1,207	(29,616)
Dividend distribution to noncontrolling interest	—	—	—	—	—	—	—	(1,135)	(1,135)
Share-based award modification	—	—	1,770	—	—	—	1,770	—	1,770
Amortization of stock-based compensation	—	—	8,404	—	—	—	8,404	—	8,404
Stock-based compensation tax benefit (deficiency)	—	—	(956)	—	—	—	(956)	—	(956)
Stock issued under share-based compensation plans	517,011	26	(26)	—	—	—	—	—	—
Stock issued in connection with acquisition of InfrastruX	7,923,308	396	57,682	—	—	—	58,078	—	58,078
Additions to treasury stock, vesting and forfeitures of restricted stock	—	—	—	—	(1,000)	—	(1,000)	—	(1,000)

Balance, December 31, 2010	48,546,817	$2,427	$674,173	$(161,824)	$(10,045)	$17,938	$522,669	$871	$523,540

WILLBROS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Accumu- lated Deficit	Treasury Stock	Accumu- lated Other Compre- hensive Income (Loss)	Total Stock- holders’ Equity Willbros Group, Inc.	Non- controlling Interest	Total Stock- holders’ Equity
	Shares	Par Value
Balance, December 31, 2010	48,546,817	$2,427	$674,173	$(161,824)	$(10,045)	$17,938	$522,669	$871	$523,540
Net income (loss)	—	—	—	(294,016)	—	—	(294,016)	1,195	(292,821)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(1,450)	(1,450)	—	(1,450)
Derivatives, net of tax						(1,918)	(1,918)	—	(1,918)

Total comprehensive (loss)	—	—	—	—	—	—	(297,384)	1,195	(296,189)
Dividend declared and distributed to noncontrolling interest	—	—	—	—	—	—	—	(1,139)	(1,139)
Share-based award modification	—	—	(1,770)	—	—	—	(1,770)	—	(1,770)
Amortization of stock-based compensation	—	—	7,930	—	—	—	7,930	—	7,930
Stock issued under share-based compensation plans	876,335	44	(44)	—	—	—	—	—	—
Additions to treasury stock, vesting and forfeitures of restricted stock	—	—	—	—	(794)	—	(794)	—	(794)

Balance, December 31, 2011	49,423,152	$2,471	$680,289	$(455,840)	$(10,839)	$14,570	$230,651	$927	$231,578

See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$(292,821)	$(35,829)	$19,640
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations, net	88,541	20,008	1,784
Depreciation and amortization	59,995	48,908	35,602
Goodwill impairment	178,575	60,000	—
Changes in fair value of contingent earnout liability	(10,000)	(45,340)	—
Stock-based compensation	9,724	8,404	13,231
Loss on early extinguishment of debt	6,304	—	—
Deferred income tax benefit	(29,760)	(30,669)	(1,193)
Amortization of debt issue costs	7,505	3,184	1,381
Non-cash interest expense	6,608	5,077	2,971
Settlement of project dispute	8,236	—	—
Other non-cash	(4,347)	1,486	1,285
Changes in operating assets and liabilities:
Accounts receivable, net	(13,222)	(30,016)	44,499
Payments on government fines	(6,575)	(6,575)	(6,575)
Contract cost and recognized income not yet billed	(13,344)	11,957	21,446
Prepaid expenses and other assets	32,835	3,755	1,547
Accounts payable and accrued liabilities	30,148	8,641	(67,405)
Accrued income taxes	1,769	(31)	(4,536)
Contract billings in excess of cost and recognized income	3,140	3,666	(9,081)
Other liabilities	(15,461)	13,729	4,374

Cash provided by operating activities of continuing operations	47,850	40,355	58,970
Cash provided by (used in) operating activities of discontinued operations	(36,137)	6,516	(11,666)

Cash provided by operating activities	11,713	46,871	47,304
Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired and earnout	—	(421,182)	(13,955)
Proceeds from working capital settlement	9,402	—	—
Proceeds from sales of property, plant and equipment	33,350	16,343	9,435
Proceeds from sale of subsidiary	18,749	—	—
Purchases of property, plant and equipment	(10,864)	(16,121)	(11,082)
Maturities of short-term investments	—	16,755	—
Purchase of short-term investments	—	(255)	(16,559)

Cash provided by (used in) investing activities of continuing operations	50,637	(404,460)	(32,161)
Cash provided by (used in) investing activities of discontinued operations	7,739	(191)	(1,875)

Cash provided by (used in) investing activities	58,376	(404,651)	(34,036)
Cash flows from financing activities:
Proceeds from term loan issuance	—	282,000	—
Proceeds from revolver	59,357	—	—
Proceeds from stock issuance	—	58,078	—
Proceeds from exercise of stock options	—	—	190
Stock-based compensation tax benefit (deficiency)	—	(956)	(1,735)
Payments on capital leases	(9,124)	(10,393)	(21,701)
Payments on notes payable	(67,277)	(11,604)	(1,062)
Payments on term loan	(123,379)	(750)	—
Payments to reacquire common stock	(794)	(1,000)	(1,030)
Dividend distributed to noncontrolling interest	(1,139)	(1,135)	(2,597)
Costs of debt issues	(4,935)	(16,238)	(150)

Cash provided by (used in) financing activities of continuing operations	(147,291)	298,002	(28,085)
Cash used in financing activities of discontinued operations	(5)	(207)	(396)

WILLBROS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2011	2010	2009
Cash provided by (used in) financing activities	(147,296)	297,795	(28,481)
Effect of exchange rate changes on cash and cash equivalents	(449)	2,402	6,135

Cash provided by (used in) all activities	(77,656)	(57,583)	(9,078)
Cash and cash equivalents of continuing operations at beginning of period	134,305	196,903	189,465
Cash and cash equivalents of discontinued operations at beginning of period	6,796	1,781	18,297

Cash and cash equivalents at beginning of period	141,101	198,684	207,762
Cash and cash equivalents at end of period	63,445	141,101	198,684
Less: cash and cash equivalents of discontinued operations at end of period	(4,759)	(6,796)	(1,781)

Cash and cash equivalents of continuing operations at end of period	$58,686	$134,305	$196,903

Supplemental disclosures of cash flow information:
Cash paid for interest (including discontinued operations)	$32,374	$17,042	$5,974
Cash paid for income taxes (including discontinued operations)	$5,039	$3,947	$19,883

Supplemental non-cash investing and financing transactions:
Initial contingent earnout liability	$—	$55,340	$—
Prepaid insurance obtained by note payable	$6,829	$11,687	$—
Equipment received through like-kind exchange	$—	$3,629	$—
Equipment surrendered through like-kind exchange	$—	$2,735	$—
Capital expenditure included in accounts payable and accrued liabilities	$2,676	$—	$—

See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies

Company – Willbros Group, Inc., a Delaware corporation, and its subsidiaries (the “Company,” “Willbros” or “WGI”), is a global contractor specializing in energy infrastructure, serving the oil, gas, refinery, petrochemical and power industries. The Company’s offerings include: engineering, procurement and construction (either individually or as an integrated “EPC” service offering); ongoing maintenance; and other specialty services. The Company’s principal markets for continuing operations are the United States, Canada, and Oman. The Company obtains its work through competitive bidding and through negotiations with prospective clients. Contract values range from several thousand dollars to several hundred million dollars and contract durations range from a few weeks to more than two years.

The disclosures in the notes to the consolidated financial statements relate to continuing operations, except as otherwise indicated.

Discontinuance of Operations – As of December 31, 2011, the Company has disposed of InterCon Construction, Inc. (“InterCon”), a non-strategic business, within its Utility Transmission and Distribution (“Utility T&D”) segment and has disposed, or intends to dispose, of certain other businesses and assets in Canada, Libya and Nigeria. Together, these businesses are presented as discontinued operations in the Company’s consolidated financial statements and collectively are referred to as the “Discontinued Operations”. Net assets and net liabilities related to the Discontinued Operations are included in the line item “Assets held for sale” and “Liabilities held for sale” on the Consolidated Balance Sheets for all periods presented. Liabilities related to the settlement agreement with West African Gas Pipeline Company Limited (“WAPCo”) are included in the line items “Current portion of settlement obligation of discontinued operations” and “Long-term portion of settlement obligation of discontinued operations” for all periods presented. The results of the Discontinued Operations are included in the line item “Loss from discontinued operations net of provision (benefit) for income taxes” on the Consolidated Statement of Operations for all periods presented. For further discussion of Discontinued Operations, see Note 20 – Discontinuance of Operations, Held for Sale Operations, Asset Disposals and Transition Services Agreement.

Principles of Consolidation – The consolidated financial statements of the Company include all of its majority-owned subsidiaries and all of its wholly-controlled entities. Inter-company accounts and transactions are eliminated in consolidation. The ownership interest of noncontrolling participants in subsidiaries that are not wholly-owned (principally in Oman) is included as a separate component of equity. The noncontrolling participants’ share of the net income is included as “Income attributable to noncontrolling interest” on the Consolidated Statements of Operations. Interests in the Company’s unconsolidated joint ventures are accounted for using the equity method.

Use of Estimates – The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States and include certain estimates and assumptions made by management of the Company in the preparation of the consolidated financial statements. These estimates and assumptions relate to the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the period. Significant items subject to such estimates and assumptions include: revenue recognition under the percentage-of-completion method of accounting, including estimates of progress toward completion and estimates of gross profit or loss accrual on contracts in progress; tax accruals and certain other accrued liabilities; quantification of amounts recorded for contingencies; valuation allowances for accounts receivable and deferred income tax assets; and the carrying amount of parts and supplies, property, plant and equipment, goodwill and other intangible assets. The Company bases its estimates on historical experience and other assumptions that it believes relevant under the circumstances. Actual results could differ from these estimates.

Change in Estimate — The Company performed a review of the estimated useful lives of certain fixed assets at its Upstream Oil & Gas segment during the first quarter of 2010. This evaluation indicated that actual lives for the construction equipment were generally longer than the estimated useful lives used for depreciation purposes in the Company’s financial statements. As a result, the Company adjusted the estimated useful life on Upstream Oil & Gas segment’s construction equipment from a range of four to six years to a range of four to twelve years. The effect of this change in estimate was to reduce depreciation expense for the year ended December 31, 2010 by $6,032 and increase income from continuing operations by $3,921, net of taxes, or $0.09 per basic share.

Reclassifications — Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. These reclassifications relate to (a) the classification of the Company’s Canadian cross-country pipeline construction operations as discontinued operations as determined during the second quarter of 2011 and the sale of the assets and operations of InterCon in the fourth quarter of 2011 and (b) the Company’s historical classification of government obligations from financing activities to operating activities in the statement of cash flows.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies (continued)

Historically, the Company classified cash flows associated with government obligations, specifically the United States Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”), as cash flows from financing activities based on the presence of financing elements in the final settlement agreements with these entities. However, as these obligations also possess elements of operating activities, the Company has determined that it will classify the related cash flows as cash flows from operating activities. Accordingly, prior period amounts were reclassified in the Consolidated Statements of Cash Flows to conform to the current year presentation. See Note 9 – Government Obligations for additional information pertaining to these obligations.

Out-of-Period Adjustments — The Company recorded adjustments during the year ended December 31, 2011 to correct errors primarily related to income taxes and revenue for years preceding 2011. The tax adjustments related to errors in the calculation of the income tax provision and the over-accrual of interest associated with uncertain tax positions for the years 2007 through 2010. Revenue was overstated as a result of the use of incorrect data for two contracts in the Company’s Downstream Oil & Gas segment in 2010. The net impact of these adjustments was an increase to pre-tax loss in the amount of $1,208, a decrease to the income tax benefit from continuing operations in the amount of $1,407 and an increase to net loss in the amount of $2,615 for the year ended December 31, 2011. These adjustments did not have any impact on the Company’s loss from discontinued operations. The Company does not believe these adjustments are material individually or in the aggregate to its consolidated financial statements for the year ended December 31, 2011, nor does it believe such items are material to any of its previously issued financial statements.

Commitments and Contingencies – Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when management assesses that it is probable that a liability has been incurred and the amount can be reasonably estimated. Recoveries of costs from third parties, which management assesses as being probable of realization, are recorded as “Other assets” in the Consolidated Balance Sheets. Legal costs incurred in connection with matters relating to contingencies are expensed in the period incurred. See Note 16 – Contingencies, Commitments and Other Circumstances for further discussion of the Company’s commitments and contingencies.

Accounts Receivable – Most of the accounts receivable and contract work in progress are from clients in the oil, gas, refinery, petrochemical and power industries around the world. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Most contracts require payments as the projects progress or, in certain cases, advance payments. The Company generally does not require collateral, but in most cases can place liens against the property, plant or equipment constructed or terminate the contract if a material default occurs. The allowance for doubtful accounts is the Company’s best estimate of the probable amount of credit losses in the Company’s existing accounts receivable. A considerable amount of judgment is required in assessing the realization of receivables. Relevant assessment factors include the creditworthiness of the customer and prior collection history. Balances over 90 days past due and over a specified minimum amount are reviewed individually for collectability. Account balances are charged off against the allowance after all reasonable means of collection are exhausted and the potential for recovery is considered remote. The allowance requirements are based on the most current facts available and are re-evaluated and adjusted on a regular basis and as additional information is received.

Inventories – Inventories, consisting primarily of parts and supplies, are stated at the lower of actual cost or market. Parts and supplies are evaluated at least annually and adjusted for excess and obsolescence. No excess or obsolescence allowances existed at December 31, 2011 or 2010.

Property, Plant and Equipment – Property, plant and equipment is stated at cost. Depreciation, including amortization of capital leases, is provided on the straight-line method using estimated lives as follows:

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

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies (continued)

Leasehold improvements are amortized on a straight-line basis over the shorter of their economic lives or the lease term. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized within “Operating expenses” in the Consolidated Statements of Operations for the period. Normal repair and maintenance costs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such asset is necessary. This requires the Company to make long-term forecasts of the future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for the Company’s products and future market conditions. Estimating future cash flows requires significant judgment, and the Company’s projections may vary from the cash flows eventually realized. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value. Such expense would be reflected in earnings.

Goodwill—Goodwill is originally recorded as the excess of purchase price over fair value of net assets acquired. The Company applies a non-amortization approach to account for purchased goodwill and performs an annual test for impairment during the fourth quarter of each fiscal year and more frequently if an event or circumstance indicates that impairment may have occurred. The Company performs the required annual impairment test for goodwill by determining the fair values of its reporting units using a weighted combination of both the income approach (discounted cash flows of forecasted income) and the market approach (public comparable company multiples of earnings before interest, taxes, depreciation and amortization or “EBITDA” and public comparable company multiples generated from recent transactions).

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

Other Intangible Assets—The Company’s intangible assets with finite lives include customer relationships, trade names, non-compete agreements and developed technology. The value of customer relationships is estimated using the income approach, specifically the excess earnings method. The excess earnings analysis consists of discounting to present value the projected cash flows attributable to the customer relationships, with consideration given to customer contract renewals, the importance or lack thereof of existing customer relationships to the Company’s business plan, income taxes and required rates of return. The value of trade names is estimated using the relief-from-royalty method of the income approach. This approach is based on the assumption that in lieu of ownership, a company would be willing to pay a royalty in order to exploit the related benefits of this intangible asset.

The Company amortizes intangible assets based upon the estimated consumption of the economic benefits of each intangible asset or on a straight-line basis if the pattern of economic benefits consumption cannot otherwise be reliably estimated. Intangible assets subject to amortization are reviewed for impairment and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For instance, a significant change in business climate or a loss of a significant customer, among other things, may trigger the need for interim impairment testing of intangible assets. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.

Revenue – A number of factors relating to the Company’s business affect the recognition of contract revenue. The Company typically structures contracts as unit-price, time and materials, fixed-price or cost plus fixed fee. The Company believes that its operating results should be evaluated over a time horizon during which major contracts in progress are completed and change orders, extra work, variations in the scope of work and cost recoveries and other claims are negotiated and realized. Revenue from unit-price and time and materials contracts is recognized as earned.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies (continued)

Revenue for fixed-price and cost plus fixed fee contracts is recognized using the percentage-of-completion method. Under this method, estimated contract income and resulting revenue is generally accrued based on costs incurred to date as a percentage of total estimated costs, taking into consideration physical completion. Total estimated costs, and thus contract income, are impacted by changes in productivity, scheduling, the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation and politics may affect the progress of a project's completion and thus the estimated amount and timing of revenue recognition. Certain fixed-price and cost plus fixed fee contracts include, or are amended to include, incentive bonus amounts, contingent on accomplishing a stated milestone. Revenue attributable to incentive bonus amounts is recognized when the risk and uncertainty surrounding the achievement of the milestone have been removed. The Company does not recognize income on a fixed-price contract until the contract is approximately five to ten percent complete, depending upon the nature of the contract. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined.

The Company considers unapproved change orders to be contract variations on which the Company has customer approval for scope change, but not for price associated with that scope change. Costs associated with unapproved change orders are included in the estimated cost to complete the contracts and are expensed as incurred. The Company recognizes revenue equal to cost incurred on unapproved change orders when realization of price approval is probable and is estimable. Revenue recognized on unapproved change orders is included in “Contract cost and recognized income not yet billed” on the Consolidated Balance Sheets. Revenue recognized on unapproved change orders is subject to adjustment in subsequent periods to reflect the changes in estimates or final agreements with customers.

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

Depreciation – The Company depreciates assets based on their estimated useful lives at the time of acquisition using the straight-line method. Depreciation and amortization related to operating activities is included in contract costs; and depreciation and amortization related to general and administrative activities is included in “General and administrative” expense in the Consolidated Statements of Operations. Contract costs and General and administrative expenses are included within “Operating expenses” in the Consolidated Statements of Operations. Further, amortization of assets under capital lease obligations is included in depreciation expense.

Insurance – The Company is insured for workers’ compensation, employer’s liability, auto liability and general liability claims, subject to a deductible of $500 per occurrence. Additionally, the Company’s largest non-union employee-related health care benefit plan is subject to a deductible of $250 per claimant per year.

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

Income Taxes – The Financial Accounting Standards Board (“FASB”) standard for income taxes takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies (continued)

date. The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. income tax examination by tax authorities for years before 2007 and no longer subject to Canadian income tax examination for years before 2001 or in Oman for years before 2006.

Other Current Liabilities – Included within “Other current liabilities” on the Consolidated Balance Sheets is $5,073 and $3,154 of current deferred tax liabilities for the years ended December 31, 2011 and 2010, respectively.

Warranty Costs – In connection with the acquisition of InfrastruX, the Company warrants labor for new installations and construction and servicing of existing infrastructure. The anticipated warranty costs are not considered significant and no reserve has been provided. One of the InfrastruX subsidiary companies maintains a warranty program which specifically covers its cable remediation services. A warranty reserve of $2,561 and $2,530 for cable remediation services is included within “Other long-term liabilities” on the Consolidated Balance Sheets for the years ended December 31, 2011 and December 31, 2010, respectively.

Retirement Plans and Benefits – The Company has a voluntary defined contribution retirement plan for U.S. based employees that is qualified, and is contributory on the part of the employees, and a voluntary savings plan for certain international employees that is non-qualified, and is contributory on the part of the employees. Additionally, the Company is subject to collective bargaining agreements with various unions. As a result, the Company participates with other companies in the unions’ multi-employer pension and other postretirement benefit plans.

Stock-Based Compensation – Compensation cost resulting from all share-based payment transactions is recognized in the financial statements measured based on the grant-date fair value of the instrument issued and is recognized over the vesting period. The Company uses the Black-Scholes valuation method to determine the fair value of stock options granted as of the grant date. Share-based compensation related to restricted stock and restricted stock rights, also described collectively as restricted stock units (“RSU’s”), is recorded based on the Company’s stock price as of the grant date. Awards granted are expensed ratably over the vesting period of the award. Expense on awards granted prior to March 12, 2009 is accelerated upon reaching retirement age. This provision does not exist for awards granted on or after March 12, 2009.

Foreign Currency Translation – All significant monetary asset and liability accounts denominated in currencies other than United States dollars are translated into United States dollars at current exchange rates. Translation adjustments are accumulated in other comprehensive income (loss). Non-monetary assets and liabilities in highly inflationary economies are translated into United States dollars at historical exchange rates. Revenue and expense accounts are converted at prevailing rates throughout the year. Gains or losses on foreign currency transactions and translation adjustments in highly inflationary economies are recorded in income in the period in which they are incurred.

Concentration of Credit Risk – The Company has a concentration of customers in the oil, gas, refinery, petrochemical and power industries which expose the Company to a concentration of credit risk within a single industry. The Company seeks to obtain advance and progress payments for contract work performed on major contracts. Receivables are generally not collateralized. An allowance for doubtful accounts of $1,275 and $4,395 is included within “Accounts receivable, net” on the Consolidated Balance Sheets for the years ended December 31, 2011 and December 31, 2010, respectively.

Income (Loss) per Common Share – Basic income (loss) per share is calculated by dividing net income (loss), less any preferred dividend requirements, by the weighted-average number of common shares outstanding during the year. Diluted income (loss) per share is calculated by including the weighted-average number of all potentially dilutive common shares with the weighted average number of common shares outstanding. Shares of common stock underlying the Company’s convertible notes are included in the calculation of diluted income per share using the “if-converted” method. Therefore, the numerator for diluted income per share is calculated excluding the after-tax interest expense associated with the Company’s convertible notes as long as the associated interest per weighted average convertible share does not exceed basic earnings per share.

Derivative Financial Instruments – The Company may use derivative financial instruments such as forward contracts, options or other financial instruments as hedges to mitigate non-U.S. currency exchange

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies (continued)

risk when the Company is unable to match non-U.S. currency revenue with expense in the same currency. In addition, the Company is subject to hedging arrangements to fix or otherwise limit the interest cost of term loan and is subject to interest rate risk on its debt and investment of cash and cash equivalents arising in the normal course of business, as the Company does not engage in speculative trading strategies

Related Party Transactions – Two of the Company’s board members serve as officers of a current customer of the Upstream Oil & Gas U.S. Construction and engineering businesses. The Company performed midstream natural gas construction and engineering services for this customer generating approximately $32,739 and $12,500 in revenue, as of December 31, 2011 and 2010, respectively. These projects generated accounts receivable of approximately $1,282 and $8,000 as of December 31, 2011 and 2010, respectively. These projects generated approximately $918 and $897 in accounts payable as of December 31, 2011 and 2010, respectively.

Cash Equivalents – The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Short-term Investments – The Company may invest a portion of its cash in short-term time deposits, some of which may have early withdrawal penalties. All of such deposits have maturity dates that exceed three months. There were no short-term investments outstanding as of December 31, 2011 and 2010.

Recent Accounting Pronouncements – In January 2010, the FASB issued guidance which expanded the required disclosures about fair value measurements. In particular, this guidance requires (i) separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with the reasons for such transfers, (ii) information about purchases, sales, issuances and settlements to be presented separately in the reconciliation for Level 3 fair value measurements, (iii) expanded fair value measurement disclosures for each class of assets and liabilities and (iv) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. This guidance is effective for annual reporting periods beginning after December 15, 2009 except for (ii) above which is effective for fiscal years beginning after December 15, 2010. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows. However, appropriate disclosures have been made. See Note 17 – Fair Value Measurements for further discussion of the Company’s derivative financial instruments.

In September 2011, the FASB issued an update that requires employers that participate in multiemployer pension plans to provide additional quantitative and qualitative disclosures. The amended disclosures provide users with more detailed information about an employer’s involvement in multiemployer pension plans and are effective for annual periods ending after December 15, 2011. The Company has included disclosure with respect to this update in Note 11– Retirement Plans and Benefits.

In December 2011, the FASB issued an update to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity’s balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2012. The update only requires additional disclosures, as such, the Company does not expect that the adoption of this standard will have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

2. Revision of Consolidated Balance Sheet

During the preparation of the consolidated financial statements for the year ended December 31, 2011, the Company discovered and corrected errors in deferred income taxes and associated goodwill previously recorded in connection with the acquisition of InfrastruX in July 2010. In the aggregate, these errors resulted in an overstatement of goodwill and deferred income tax liabilities of approximately $15,457 at December 31, 2010. The Company assessed the impact of these errors on its previously issued consolidated financial statements for the year ended December 31, 2010 and the unaudited condensed consolidated balance sheets for the 2011 interim periods and concluded that these errors were not material. Notwithstanding this fact, the Company has elected to revise its previously reported consolidated balance sheet as of December 31, 2010 as reflected below.

The following table summarizes the impact of these revisions, as well as the impact of the reclassification of the Company’s Canadian cross-country pipeline construction operations and the assets and operations of InterCon as discontinued operations, on the Company’s previously reported consolidated balance sheet filed on its Annual Report on Form 10-K for the year ended December 31, 2010.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

2. Revision of Consolidated Balance Sheet (continued)

	Year Ended December 31, 2010
	As Previously Reported	Discontinued Operations	Revision Adjustments	As Revised
ASSETS
Current assets:
Cash and cash equivalents	$141,101	$(6,796)	$—	$134,305
Accounts receivable, net	319,874	(21,593)	—	298,281
Contract cost and recognized income not yet billed	35,059	(11,327)	—	23,732
Prepaid expenses and other assets	54,831	(320)	—	54,511
Parts and supplies inventories	10,108	(37)	—	10,071
Deferred income taxes	11,004	—	—	11,004
Assets held for sale	19,107	65,061	—	84,168

Total current assets	591,084	24,988	—	616,072

Property, plant and equipment, net	229,179	(24,988)	—	204,191
Goodwill	211,753	—	(15,457)	196,296
Other intangible assets, net	195,457	—	—	195,457
Deferred income taxes	16,570	—	—	16,570
Other assets	41,759	—	—	41,759

Total assets	$1,285,802	$—	$(15,457)	$1,270,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$214,062	$(29,484)	$—	$184,578
Contract billings in excess of cost and recognized income	16,470	(1,612)	—	14,858
Current portion of capital lease obligations	5,371	(5)	—	5,366
Notes payable and current portion of other long-term debt	71,594	—	—	71,594
Current portion of government obligations	6,575	—	—	6,575
Accrued income taxes	2,356	—	—	2,356
Other current liabilities	4,832			4,832
Liabilities held for sale	324	31,101	—	31,425

Total current liabilities	321,584	—	—	321,584
Long-term debt	305,227	—	—	305,227
Capital lease obligations	5,741	—	—	5,741
Contingent earnout	10,000	—	—	10,000
Long-term liabilities for unrecognized tax benefits	4,866	—	—	4,866
Deferred income taxes	76,020	—	(15,457)	60,563
Other long-term liabilities	38,824	—	—	38,824

Total liabilities	762,262	—	(15,457)	746,805

Total stockholders’ equity	523,540	—	—	523,540

Total liabilities and stockholders’ equity	$1,285,802	—	$(15,457)	$1,270,345

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

Consideration

Total consideration transferred in acquiring InfrastruX is summarized as follows:

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

3. Acquisitions (continued)

Proceeds from newly issued term loan facility	$300,000
Cash provided from operations	62,980

Total cash consideration	362,980
Issuance of WG common stock	58,078	(1)
Contingent consideration	55,340	(2)

Total consideration	$476,398

(1)	Represents 7,923,308 shares issued, which have been valued at the closing price of Company stock on July 1, 2010, the acquisition date.
(2)	Estimated as of acquisition announcement based on a probability estimate of InfrastruX’s EBITDA achievements during the earnout period. See Note 17 – Fair Value Measurements.

This transaction has been accounted for using the acquisition method of accounting which requires that, among other things, assets acquired and liabilities assumed be recorded at their fair values as of the acquisition date. The excess of the consideration transferred over those fair values is recorded as goodwill.

The allocation of purchase price to acquired assets and liabilities is as follows:

Assets acquired:
Cash and cash equivalents	$9,278
Accounts receivable	124,856
Inventories	4,501
Prepaid expenses and other current assets	39,565
Property, plant and equipment	156,160
Intangible assets	168,409
Goodwill (as revised)	159,963	(1)(2)
Other long-term assets	21,924
Liabilities assumed:
Accounts payable and other accrued liabilities	(97,985)
Capital lease obligations	(4,977)
Vendor related debt	(2,761)
Deferred income taxes and other tax liabilities (as revised)	(80,445	)(1)
Other long-term liabilities	(22,090)

Net assets acquired	$476,398

(1)	Includes a reduction of $15,457 related to the allocation of income taxes erroneously recorded at the acquisition date. For additional information, see Note 2 – Revision of Consolidated Balance Sheet.
(2)	Includes post-acquisition purchase price adjustment of $9,402 related to settlement of working capital balance in the first quarter of 2011.

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

3. Acquisitions (continued)

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

Deferred taxes

The Company provided deferred taxes and other tax liabilities as part of the acquisition accounting related to the estimated fair market value adjustments for acquired intangible assets and PP&E. An adjustment of $80,445 was recorded to present the deferred taxes and other tax liabilities at fair value.

Pro Forma Impact of the Acquisition

The following unaudited supplemental pro forma results present consolidated information as if the acquisition had been completed as of January 1, 2010 and January 1, 2009. The unaudited pro forma results include: (i) the amortization associated with an estimate of the acquired intangible assets, (ii) interest expense associated with debt used to fund a portion of the acquisition and reduced interest income associated with cash used to fund a portion of the acquisition, (iii) the impact of certain fair value adjustments such as additional depreciation expense for adjustments to property, plant and equipment and reduction to interest expense for adjustments to debt, and (iv) costs directly related to acquiring InfrastruX. The unaudited pro forma results do not include any potential synergies, cost savings or other expected benefits of the acquisition. Accordingly, the unaudited pro forma results should not be considered indicative of the results that would have occurred if the acquisition and related borrowings had been consummated as of January 1, 2010, nor are they indicative of future results.

	Year Ended December 31, (Unaudited)
	2010	2009
Revenues	$1,500,729	$1,858,549

Net loss attributable to Company shareholders	(53,089)	(20,984)
Basic net loss per share	(1.15)	(0.45)
Diluted net loss per share	(1.15)	(0.45)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

3. Acquisitions (continued)

The Company has consolidated Wink in its financial results as part of its Downstream Oil & Gas segment from the date of acquisition. The allocation of purchase price to acquired assets and liabilities is as follows:

Assets acquired:
Cash and cash equivalents	$2,356
Accounts receivable	5,876
Other current assets	7,513
Property, plant and equipment	6,441
Other long-term assets	80
Amortizable intangible assets:
Customer relationships	1,101	(1)
Trademark / Tradename	1,300
Non-compete agreement	1,100
Goodwill	3,899	(1)
Liabilities assumed:
Other liabilities	(12,235)

Net assets acquired	$17,431

(1)	Includes an approximate $300 post-acquisition reclassification from customer relationships to goodwill.

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

4. Accounts Receivable

Accounts receivable, net as of December 31, 2011 and 2010 is comprised of the following:

	December 31,
	2011	2010
Trade	$215,609	$242,235
Unbilled revenue	50,705	46,608
Contract retention	22,328	12,249
Other receivables	14,148	1,584

Total accounts receivable	302,790	302,676
Less: allowance for doubtful accounts	(1,275)	(4,395)

Total accounts receivable, net	$301,515	$298,281

The Company expects all accounts receivable to be collected within one year. The provision for bad debts included in “General and administrative” expenses in the Consolidated Statements of Operations was $1,030, $2,807, and $650 for the years ended December 31, 2011, 2010 and 2009, respectively.

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts will be due upon completion of the contracts and acceptance by the customer. Based on the Company’s experience with similar contracts within recent years, the majority of the retention balances at each balance sheet date will be collected within the next twelve months. Retainage balances at December 31, 2011 and December 31, 2010 were approximately $22,328 and $12,249, respectively.

5. Contracts in Progress

Contract cost and recognized income not yet billed on uncompleted contracts arise when recorded revenues for a contract exceed the amounts billed under the terms of the contracts. Contract billings in

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

5. Contracts in Progress (continued)

excess of cost and recognized income arise when billed amounts exceed revenues recorded. Amounts are billable to customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract. Also included in contract cost and recognized income not yet billed on uncompleted contracts are amounts the Company seeks to collect from customers for change orders approved in scope but not for price associated with that scope change (unapproved change orders). Revenue for these amounts is recorded equal to the lesser of the expected revenue or cost incurred when realization of price approval is probable. Estimating revenues from unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded unapproved change orders may be made in the near-term. If the Company does not successfully resolve these matters, a reduction in revenues may be required to amounts that have been previously recorded.

Contract cost and recognized income not yet billed and related amounts billed as of December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
Cost incurred on contracts in progress	$690,196	$687,562
Recognized income	94,345	130,680

	784,541	818,242
Progress billings and advance payments	(765,451)	(809,368)

	$19,090	$8,874

Contract cost and recognized income not yet billed	$37,090	$23,732
Contract billings in excess of cost and recognized income	(18,000)	(14,858)

	$19,090	$8,874

Contract cost and recognized income not yet billed includes $1,367 and $3,216 at December 31, 2011 and 2010, respectively, on completed contracts.

6. Property, Plant and Equipment

Property, plant and equipment, which are used to secure debt or are subject to lien, at cost, as of December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
Construction equipment	$101,418	$102,690
Furniture and equipment	47,284	50,565
Land and buildings	32,276	39,396
Transportation equipment	147,945	142,922
Leasehold improvements	17,617	17,724
Marine equipment	110	120

Total property, plant and equipment	346,650	353,417
Less: accumulated depreciation	(180,175)	(149,226)

Total property, plant and equipment, net	$166,475	$204,191

Amounts above include $9,798 and $3,698 of construction in progress as of December 31, 2011 and 2010, respectively. Depreciation expense included in operating expense for the years ended December 31, 2011, 2010 and 2009 was $44,314, $39,184 and $29,087, respectively.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

7. Goodwill and Other Intangible Assets

The Company’s goodwill by segment as of December 31, 2011 and as revised as of December 31, 2010 was as follows:

	$000,000,000	$000,000,000	$000,000,000
Upstream Oil & Gas	Goodwill	Impairment Reserves	Total, Net
Balance as of January 1, 2010	$12,638	$—	$12,638
Translation adjustments and other	539	—	539

Balance as of December 31, 2010	13,177	—	13,177
Reorganization of reporting structure	8,353	—	8,353
Impairment losses	—	(21,278)	(21,278)
Translation adjustments and other	(252)	—	(252)

Balance as of December 31, 2011	$21,278	$(21,278)	$—

	$000,000,000	$000,000,000	$000,000,000
Downstream Oil & Gas	Goodwill	Impairment Reserves	Total, Net
Balance as of January 1, 2010	$135,432	$(62,295)	$73,137
Purchase price adjustments	617	—	617
Impairment losses	—	(60,000)	(60,000)

Balance as of December 31, 2010	136,049	(122,295)	13,754
Impairment losses	—	(13,754)	(13,754)

Balance as of December 31, 2011	$136,049	$(136,049)	$—

	$000,000,000	$000,000,000	$000,000,000
Utility T&D	Goodwill	Impairment Reserves	Total, Net
Balance as of July 1, 2010	$168,919	$—	$168,919
Purchase price adjustments	446	—	446

Balance as of December 31, 2010	$169,365	$—	$169,365
Purchase price adjustments	(9,402)	—	(9,402)
Reorganization of reporting structure	(8,353)	—	(8,353)
Impairment losses	—	(143,543)	(143,543)

Balance as of December 31, 2011	$151,610	$(143,543)	$8,067

The Company records as goodwill the amount by which the total purchase price the Company pays in its acquisition transactions exceeds its estimated fair value of the identifiable net assets it acquire. The Company’s goodwill impairment assessment includes a two-step fair value-based test and is performed annually, or more frequently if events or circumstances exist which indicate that goodwill may be impaired. The Company has determined that its segments represent its reporting units for the purpose of assessing goodwill impairments.

In the fourth quarter of 2011, the Company changed the date of its annual goodwill impairment test for the Utility T&D segment from July 1 to December 1. This change is preferable as it not only aligns the timing of the Utility T&D annual goodwill impairment test with the Upstream Oil & Gas and Downstream Oil & Gas annual goodwill impairment test, it also more closely aligns with the Company’s internal forecasting and budgeting process. As such, this change will allow the Company to better utilize its updated business plans that result from the forecasting and budget process in the valuation approaches used to estimate the fair value of the Utility T&D segment.

The first step of the two-step fair value-based test involves comparing the fair value of each of the Company’s reporting units with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step is performed. The second step compares the carrying amount of the reporting unit’s goodwill to the implied fair value of the goodwill. If the implied fair value of goodwill is less than the carrying amount, an impairment loss would be recorded as a reduction to goodwill with a corresponding charge to operating expense.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

7. Goodwill and Other Intangible Assets (continued)

The Company performs the required annual impairment test for goodwill by determining the fair values of its reporting units using a weighted combination of the following generally accepted valuation approaches:

•	Income Approach – discounted cash flows of future benefit streams;

•	Market Approach – public comparable company multiples of EBITDA; and

•	Market Approach – multiples generated from recent transactions comparable in size, nature and industry.

These approaches include numerous assumptions with respect to future circumstances, such as industry and/or local market conditions that might directly impact operations in the future, and are, therefore, uncertain. These approaches are utilized to develop a range of fair values and a weighted average of these approaches are utilized to determine the best fair value estimate within that range.

Income Approach – Discounted Cash Flows. This valuation approach derives a present value of the reporting unit’s projected future annual cash flows over the next 8 years and the present residual value of the segment. The Company used a variety of underlying assumptions to estimate these future cash flows, including assumptions relating to future economic market conditions, sales volumes, costs and expenses and capital expenditures. These assumptions are dependent on regional market conditions, including competitive position, degree of vertical integration, supply and demand for materials and other industry conditions. The discount rate used in the Company’s analysis for 2011, specifically the weighted average cost of capital, varied between approximately 17.0 percent and 18.0 percent. The revenue compounded annual growth rates used in the Company’s analysis for 2011 varied from 2.5 percent to 41.0 percent. The Company’s EBITDA margins derived from these underlying assumptions for its 2011 analysis varied between approximately 4.1 percent and 12.0 percent. The terminal growth rate used for its 2011 analysis was 2.5 percent.

Market Approach – Multiples of EBITDA. This valuation approach utilizes publicly traded construction companies’ enterprise values, as compared to their recent EBITDA information. For the 2011 analysis, the Company used an average EBITDA multiple of 3.0 to 4.5 times in determining this market approach metric. This multiple is used as a valuation metric to the Company’s most recent financial performance. The Company used EBITDA as an indicator of demand because it is a widely used key indicator of the cash generating capacity of similar companies.

Market Approach—Comparisons of Recent Transactions. This valuation approach uses publicly available information regarding recent third-party sales transactions in the Company’s industry to derive a valuation metric of the target’s respective enterprise values over their EBITDA amounts. For the Company’s 2011 analysis, the Company did not weigh this market approach because current economic conditions did not yield significant recent transactions to derive an appropriate valuation metric.

The Company selected these valuation approaches because it believe the combination of these approaches, along with its best judgment regarding underlying assumptions and estimates, provides the Company with the best estimate of fair value. The Company believes these valuation approaches are proven and appropriate for its industry and widely accepted by investors. The estimated fair value would change if the Company’s weighting assumptions under these valuation approaches were materially modified. For its 2011 analysis, the Company weighted the Income Approach – Discounted Cash Flows at 70.0 percent and the Market Approach – Multiples of EBITDA at 30.0 percent. This weighting was utilized to reflect fair value in current market conditions.

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

Detailed below is a table of key underlying assumptions for all reporting units utilized in the fair value estimate calculation for the years ended December 31, 2011, 2010 and 2009.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

7. Goodwill and Other Intangible Assets (continued)

	2011	2010	2009
Income Approach – Discounted Cash Flows
Revenue Growth Rates	2.5% to 41.0%	3.0% to 34.6%	(22.9%) to 37.2%
Weighted Average Cost of Capital	17.0% to 18.0%	14.0% to 15.0%	15.0 to 16.0%
Terminal Value Rate	2.5%	3.0%	3.0%
EBITDA Margin Rate	4.1% to 12.0%	4.2% to 6.7%	5.5% to 9.6%
Market Approach – Multiples of EBITDA
EBITDA Multiples Used	3.0 to 4.5	4.5 to 5.5	4.0 to 4.5
Market Approach – Comparison of Recent Transactions
EBITDA Multiples Used	N/A	N/A	N/A

During the third quarter of 2011, the Company recorded an impairment charge of $143,543 related to its Utility T&D segment. The Company’s original March 2010 growth projections in the electric transmission and distribution business have not materialized. The continued slow economic recovery, exacerbated by the recent recurrence of instability in the world financial markets, and the hard-hit U.S. housing sector, have resulted in a reassessment of future growth rates and led to a reduction in the outlook for expected future cash flows in this segment.

The initial purchase price allocation to acquired assets and liabilities for the InfrastruX acquisition included a $55,340 liability for the estimated fair value of the 2010, 2011 and combined two-year earnout provisions in the Merger Agreement. At the time of the purchase price allocation, recognition of this $55,340 liability resulted in goodwill increasing by a corresponding amount. No payments occurred and accordingly, the liability was reduced to zero as of December 31, 2011. Reductions to the liability resulted in corresponding increase in operating income and net income of $10,000 during the year ended December 31, 2011 and a corresponding increase in operating income and net income of $45,340 during the year ended December 31, 2010.

The Company’s weighted average cost of capital used for the original purchase price valuation has increased 1.6 percentage points from 14.4 percent at the time of the InfrastruX acquisition to 16.0 percent on July 1, 2011. The primary driver of the percentage increase was related to a higher risk premium. The Company’s fair value analysis was heavily weighted on discounted cash flows. The resulting discounted cash flows would have been $65,000 higher if the discount rate was reduced to 14.4 percent.

During the fourth quarter of 2011, in connection with its annual goodwill impairment test, the Company recorded an impairment charge of $35,032, which represents a full write-off of goodwill attributed to its Upstream Oil & Gas and Downstream Oil & Gas segments. The impairment charge was a result of a depressed fair market valuation for these segments which drove an overall decline in market capitalization. The Utility T&D segment was less impacted in part due to its impairment charge recorded in the third quarter of 2011.

As a result of the above impairment charges, the Company’s consolidated goodwill was reduced to $8,067 at December 31, 2011 and relates entirely to the Utility T&D segment. In connection with the Company’s annual goodwill impairment test, the fair value of the Utility T&D segment was $2,114 higher than its carrying value.

In 2010, the Company began to experience reduced demand for services within its Downstream Oil & Gas segment. This downturn resulted from a low level of both capital and maintenance spending in the refining industry, which has fostered a highly competitive environment, resulting in significantly decreased margins. During the third quarter of 2010, in connection with the completion of the Company’s preliminary forecasts for 2011, it became evident that a goodwill impairment associated with this segment was probable. Due to time restrictions with the filing of its third quarter Form 10-Q, the Company was unable to fully complete its two step impairment test. According to the accounting standards for goodwill, if the second step of the goodwill impairment test is not complete before the financial statements are issued or are available to

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

7. Goodwill and Other Intangible Assets (continued)

be issued and a goodwill impairment loss is probable and can be reasonably estimated, the best estimate of that loss shall be recognized. Using a weighted combination of both the Income Approach—Discounted Cash Flows and the Market Approach—Multiples of EBITDA to determine the fair value of the segment versus its carrying value, an estimated range of likely impairment was determined and an impairment charge of $12,000 was recorded during the third quarter of 2010.

During the fourth quarter of 2010, in connection with the completion of its required annual goodwill impairment testing, the Company completed its step two analysis, which resulted in an additional $48,000 charge to the Downstream Oil & Gas segment bringing the total to $60,000 for 2010.

The Company’s other intangible assets as of December 31, 2011 and 2010 were as follows:

	$000,000,000	$000,000,000	$000,000,000	$000,000,000	$000,000,000
	December 31, 2011
	Customer Relationships	Trademark/ Tradename	Non-compete Agreements	Technology	Total
Balance as of December 31, 2010	$176,213	$13,249	$770	$5,225	$195,457
Amortization	(13,506)	(1,405)	(220)	(550)	(15,681)
Other	—	140	—	—	140

Balance as of December 31, 2011	$162,707	$11,984	$550	$4,675	$179,916

Weighted average remaining amortization period	12.3 yrs	8.3 yrs	2.5 yrs	8.5 yrs

	$000,000,000	$000,000,000	$000,000,000	$000,000,000	$000,000,000
	December 31, 2010
	Customer	Trademark/	Non-compete
	Relationships	Tradename	Agreements	Technology	Total
Balance as of December 31, 2009	$34,547	$1,235	$990	$—	$36,772
Additions	152,890	12,700	—	5,200	170,790
Purchase price adjustments	(2,760)	—	—	300	(2,460)
Amortization	(8,464)	(765)	(220)	(275)	(9,724)
Other	—	79	—	—	79

Balance as of December 31, 2010	$176,213	$13,249	$770	$5,225	$195,457

Weighted average remaining amortization period	13.3 yrs	9.4 yrs	3.5 yrs	9.5 yrs

Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 15 years.

Estimated amortization expense for each of the subsequent five years and thereafter is as follows:

Fiscal year:
2012	$15,638
2013	15,638
2014	15,528
2015	15,418
2016	15,418
Thereafter	102,276

Total amortization	$179,916

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
Trade accounts payable	$124,218	$89,763
Payroll and payroll liabilities	35,700	40,945
Provision for loss on contracts	2,202	1,603
Self insurance accrual	24,964	27,524
Other accrued liabilities	34,473	24,743

Total accounts payable and accrued liabilities	$221,557	$184,578

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

10. Long-term Debt

Long-term debt as of December 31, 2011 and 2010 was as follows:

	December 31, 2011	December 31, 2010
Term loan, net of unamortized discount of $7,138 and $16,126	$168,733	$283,124
Borrowings under credit facility	59,357	—
2.75% convertible senior notes, net	—	58,675
6.5% senior convertible notes, net	32,050	32,050
Capital lease obligations	6,464	11,107
Other obligations	2,190	2,972

Total debt	268,794	387,928
Less: current portion	(34,441)	(76,960)

Long-term debt, net	$234,353	$310,968

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

The initial aggregate amount of commitments for the Revolving Credit Facility totaled $175,000. An accordion feature permits the Company to increase the size of the facility by up to $75,000, subject to the agreement of each of the Lenders who participate in the increased commitment and only if the total leverage ratio, on a pro forma basis, after giving effect to the commitment increase, will not exceed 2.75 to 1.00 and the Company is in compliance with certain other terms of the Revolving Credit Facility. The Revolving Credit Facility is available for letters of credit and for revolving loans, which may be used for working capital and general corporate purposes. The Company is able to utilize 100 percent of the Revolving Credit Facility to obtain letters of credit and will have a sublimit of $150,000 for revolving loans.

On March 4, 2011, the 2010 Credit Agreement was amended to allow the Company to make certain dispositions of equipment, real estate and business units. In most cases, proceeds from these dispositions would be required to pay-down the existing Term Loan made pursuant to the 2010 Credit Agreement. Financial covenants and associated definitions, such as Consolidated EBITDA, were also amended to permit the Company to carry out its business plan and to clarify the treatment of certain items. Further, the Company has agreed to limit its revolver borrowings to $25,000, with the exception of proceeds from revolving borrowings used to make any payments in respect of both the 2.75% Convertible Senior Notes (the “2.75% Notes”) and the 6.5% Senior Convertible Notes (the “6.5% Notes”), until its maximum total leverage ratio is 3.00 to 1.00 or less. This amendment does not change the limit on obtaining letters of credit. The amendment also modifies the definition of Excess Cash Flow to include proceeds from the TransCanada Pipelines, Ltd. (“TransCanada”) arbitration, which required the Company to use a portion of such proceeds to further pay-down the existing Term Loan. For prepayments made with Net Debt Proceeds or Equity Issuance Proceeds (as those terms are defined in the 2010 Credit Agreement), the amendment requires a prepayment premium of 4% of the principal amount of the Term Loans to be paid before December 31, 2011 and 1% of the principal amount of the Term Loans to be paid on or after December 31, 2011 but before December 31, 2012. Premiums for prepayments made with proceeds other than Net Debt Proceeds or Equity Issuance Proceeds remain the same as set forth under the 2010 Credit Agreement.

Subsequent to this amendment, on March 15, 2011, the Company borrowed $59,357 under the Revolving Credit Facility to fund the purchase of its 2.75% Notes. These borrowings are included in “Long-term debt” at December 31, 2011.

During the year ended December 31, 2011, the Company made payments of $123,379 against its Term Loan. These payments resulted in the recognition of a $6,304 loss on early extinguishment of debt for the twelve months ended December 31, 2011. These losses represent the write-off of unamortized Original Issue Discount and financing costs inclusive of early payment fees.

Subsequent to the year ended December 31, 2011, the Company made a $30,000 payment against its Term Loan.

Interest payable under the 2010 Credit Agreement is determined by the loan type. Base rate loans require annual interest payments equal to the adjusted base rate plus the applicable margin for base rate loans. The adjusted base rate is equal to the highest of (a) the Prime Rate in effect for such day, (b) the sum of the Federal Funds Effective Rate in effect for such day plus 1/2 of 1.0% per annum, (c) the sum of the Prime, London Inter-Bank Offered Rate (“LIBOR”) or Eurocurrency Rate in effect for such day with a maturity of one month plus 1.0% per annum and (d) with respect to Term Loans only is 3.0% per annum. The applicable margin for base rate loans is 6.50% per annum for Term Loans and a fixed margin based on

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

10. Long-term Debt (continued)

the Company’s leverage ratio for revolving advances. Eurocurrency rate loans require annual interest payments equal to the Eurocurrency Rate plus the applicable margin for Eurocurrency rate loans. The Eurocurrency Rate is equal to the LIBOR rate in effect for such day, subject to a 2.0% floor for Term Loans only. The applicable margin for Eurocurrency rate loans is 7.50% per annum for Term Loans and a fixed margin based on the Company’s leverage ratio for revolving advances. As of December 31, 2011, the interest rate on the Term Loan (currently a Eurocurrency rate loan) was 9.5%. Interest payments on the Eurocurrency rate loans are payable in arrears on the last day of such interest period, and, in the case of interest periods of greater than three months, on each business day which occurs at three month intervals from the first day of such interest period. Interest payments on base rate loans are payable quarterly in arrears on the last business day of each calendar quarter. Additionally, the Company is required under the terms of the 2010 Credit Agreement to maintain in effect one or more hedging arrangements to fix or otherwise limit the interest cost with respect to at least 50 percent of the aggregate outstanding principal amount of the Term Loan.

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

The 2010 Credit Agreement was amended, effective March 29, 2012, to eliminate the Minimum Net Tangible Worth covenant as of December 31, 2011.

The table below sets forth the primary covenants in the 2010 Credit Agreement and the status with respect to these covenants as of December 31, 2011.

	Covenants Requirements(1)	Actual Ratios at December 31, 2011
Maximum Total Leverage Ratio (debt divided by Covenant EBITDA) should be less than:	4.75 to 1	3.63

Minimum Interest Coverage Ratio (Covenant EBITDA divided by interest expense as defined in the 2010 Credit Agreement) should be greater than:	2.00 to 1	2.59

(1) The Maximum Total Leverage Ratio decreases to 3.75 as of March 31, 2012, 3.50 as of June 30, 2012 and 3.25 as of December 31, 2012. The Minimum Interest Coverage Ratio increases to 2.25 as of March 31, 2012 and 2.75 as of June 30, 2012.

The Maximum Total Leverage Ratio requirement declined to 4.75 to 1 as of December 31, 2011 from 5.00 to 1 at September 30, 2011. Depending on its financial performance, the Company may be required to request amendments, or waivers for the primary covenants, dispose of assets, or obtain refinancing in future periods. There can be no assurance that the Company will be able to obtain amendments or waivers, complete asset sales, or negotiate agreeable refinancing terms should it become needed.

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

A default under the 2010 Credit Agreement may be triggered by events such as a failure to comply with financial covenants or other covenants under the 2010 Credit Agreement; a failure to make payments when due under the 2010 Credit Agreement; a failure to make payments when due in respect of, or a failure to perform obligations relating to, debt obligations in excess of $15,000; a change of control of the Company; and certain insolvency proceedings. A default under the 2010 Credit Agreement would permit Crédit Agricole and the lenders to terminate their commitment to make cash advances or issue letters of credit, require the immediate repayment of any outstanding cash advances with interest and require the cash collateralization of outstanding letter of credit obligations. As of December 31, 2011, the Company was in compliance with all covenants under the 2010 Credit Agreement.

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

Incurred unamortized debt issue costs associated with the 2010 Credit Agreement are $9,427 as of December 31, 2011. These debt issue costs are included in “Other assets” at December 31, 2011. These costs will be amortized to interest expense over the three- and four-year terms of the Revolving Credit Facility and Term Loan, respectively.

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

The 6.5% Notes are governed by an indenture by and among the Company, as issuer, WUSH, as guarantor, and Bank of Texas, N.A. (as successor to the original trustee), as Trustee (the “Indenture”), and were issued under the Purchase Agreement by and among the Company and the initial purchasers of the 6.5% Notes (the “Purchasers”), in a transaction exempt from the registration requirements of the Securities Act. The 6.5% Notes are convertible into shares of the Company’s common stock at a conversion rate of 56.9606 shares of common stock per $1,000 principal amount of notes representing a conversion price of approximately $17.56 per share. If all notes had been converted to common stock at December 31, 2011, 1,825,587 shares would have been issuable based on the principal amount of the 6.5% Notes that remain outstanding, subject to adjustment in certain circumstances. The 6.5% Notes are general senior unsecured obligations. Interest is due semi-annually on June 15 and December 15.

The 6.5% Notes mature on December 15, 2012 unless the notes are repurchased or converted earlier. The Company does not have the right to redeem the 6.5% Notes prior to maturity. Upon maturity, the principal amount plus the accrued interest through the day prior to the maturity date is payable only in cash. The 6.5% Notes remain outstanding as of December 31, 2011 and continue to be subject to the terms and conditions of the Indenture governing the 6.5% Notes. An aggregate principal amount of $32,050 remains outstanding (net of $0 discount) and has been classified as current and included within “Notes payable and current portion of other long-term debt” on the Consolidated Balance Sheet at December 31, 2011. The holders of the 6.5% Notes have the right to require the Company to purchase the 6.5% Notes for cash upon

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

10. Long-term Debt (continued)

the occurrence of a Fundamental Change, as defined in the Indenture. In addition to the amounts described above, the Company will be required to pay a “make-whole premium” to the holders of the 6.5% Notes who elect to convert their notes into the Company’s common stock in connection with a Fundamental Change. The make-whole premium is payable in additional shares of common stock and is calculated based on a formula with the premium ranging from 0.0 percent to 28.0 percent depending on when the Fundamental Change occurs and the price of the Company’s stock at the time the Fundamental Change occurs.

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

On September 16, 2011, following receipt of the requisite consents of the holders of the 6.5% Notes, the Company entered into a fourth supplemental indenture (the “Fourth Supplemental Indenture”) to the Indenture for the 6.5% Notes. The Fourth Supplemental Indenture amends Section 6.13 of the Indenture to change the Maximum Total Leverage Ratio from 4.00 to 1.00 to 6.00 to 1.00 during the fiscal quarter ending December 31, 2011, 5.50 to 1.00 during the fiscal quarter ending March 31, 2012, 3.75 to 1.00 during the fiscal quarter ending June 30, 2012 and 3.50 to 1.00 during the fiscal quarters ending September 30, 2012 and December 31, 2012. The Fourth Supplemental Indenture is a debt incurrence test and the calculation of the Maximum Total Leverage Ratio mirrors the calculation in the 2010 Credit Agreement. In addition, the Fourth Supplemental Indenture conforms the definition of Consolidated EBITDA in the Indenture to the definition of Consolidated EBITDA in the 2010 Credit Agreement. Depending on its financial performance, the Company may be required to request amendments, or waivers for the debt incurrence covenant under the Indenture, dispose of assets, or obtain refinancing in future periods. There can be no assurance that the Company will be able to obtain amendments or waivers, complete asset sales, or negotiate agreeable refinancing terms should it become needed.

The Company is required to separately account for the debt and equity components of the 6.5% Notes in a manner that reflects its nonconvertible debt-borrowing rate at the time of issuance. The difference between the fair value and the principal amount was recorded as a debt discount and as a component of equity. The debt discount was fully amortized in 2010 and as such, the carrying amount of the 6.5% Notes was $32,050 at both December 31, 2011 and December 31, 2010.

The amount of interest expense recognized and effective interest rate related to this debt for the years ended December 31, 2011, 2010 and 2009 were as follows:

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

10. Long-term Debt (continued)

	Year Ended December 31,
	2011	2010	2009
Contractual coupon interest	$2,083	$2,083	$2,083
Amortization of discount	—	600	552

Interest expense	$2,083	$2,683	$2,635

Effective interest rate	6.50%	8.46%	8.46%

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

The amount of interest expense recognized and effective interest rate related to this debt for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Year Ended December 31,
	2011	2010	2009
Contractual coupon interest	$—	$1,632	$1,632
Amortization of discount	—	2,604	2,419

Interest expense	$—	$4,236	$4,051

Effective interest rate	N/A	7.40%	7.40%

Capital Leases

The Company has entered into multiple capital lease agreements to acquire various construction and transportation equipment which have a weighted average of interest paid of 6.9 percent. Assets held under capital leases at December 31, 2011 and 2010 are summarized below:

	December 31,
	2011	2010
Construction equipment	$3,615	$13,706
Transportation equipment	3,683	9,630
Furniture and equipment	3,562	1,885

Total assets held under capital lease	10,860	25,221
Less: accumulated depreciation	(5,169)	(10,733)

Net assets under capital lease	$5,691	$14,488

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

10. Long-term Debt (continued)

The following are the minimum lease payments for assets financed under capital lease arrangements as of December 31, 2011 and for each of the next five years and thereafter:

Fiscal year:
2012	$3,223
2013	1,624
2014	1,052
2015	1,003
2016	480
Thereafter	—

Total minimum lease payments under capital lease obligations	7,382
Less: future interest expense	(918)

Net minimum lease payments under capital leases obligations	6,464
Less: current portion of net minimum lease payments	(2,818)

Long-term net minimum lease payments	$3,646

Maturities

The principal amounts due under our long-term debt obligations as of December 31, 2011 for each of the next five years and thereafter is as follows:

Fiscal year:
2012	$32,050
2013	59,357
2014	175,871
2015	—
2016	—
Thereafter	—

$267,278

Other Obligations

The Company has unsecured credit facilities with banks in certain countries outside the United States. Borrowings in the form of short-term notes and overdrafts are made at competitive local interest rates. Generally, each line is available only for borrowings related to operations in a specific country. Credit available under these facilities is approximately $6,381 at December 31, 2011. There were no outstanding borrowings made under these facilities at December 31, 2011 or 2010.

11. Retirement Plans and Benefits

Multiemployer Plans

The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain union-represented employees. Currently, the Company has no intention to withdraw from these plans. The risks of participating in a multiemployer plan are different from single-employer plans in the following aspects:

a.	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

b.	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

c.	If a participating employer chooses to stop participating in a multiemployer plan, the employer may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Employee Retirement Income Security Act of 1974 (“ERISA”), as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multi-employer plan in the event of the employer’s withdrawal from, or upon termination of, such plan. The

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

11. Retirement Plans and Benefits (continued)

plans do not maintain information on the net assets and actuarial present value of the plans' unfunded vested benefits allocable to the Company. As such, the amount, if any, for which the Company may be contingently liable, is not ascertainable at this time.

The majority of the Company’s unionized employees work in the building and construction industry (“B&C”), and therefore, the Company believes it satisfies the criteria for the B&C industry exception under ERISA for those multiemployer pension plans that primarily cover employees in the B&C industry. As a result, the Company does not expect to be assessed a withdrawal liability when it ceases making contributions to those plans after the completion of a project or projects, so long as it does not continue to perform work in the jurisdiction of the pension plan on a non-union basis. The applicability of the B&C industry proviso is fact specific, so there can be no assurance in any particular situation whether the B&C proviso applies or whether withdrawal liability will be assessed.

The Pension Protection Act of 2006 added new funding rules generally applicable to plan years beginning after 2007 for multiemployer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. For a plan in endangered, seriously endangered or critical status, additional required contributions and benefit reductions may apply. A number of plans to which the Company's business units contribute or may contribute in the future are in "endangered" or “critical” status. Certain of these plans may require additional contributions, generally in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by these plans. The amount of additional funds, if any, that the Company may be obligated to contribute to these plans in the future cannot be estimated, as such amounts will likely be based on future levels of work that require the specific use of those union employees covered by these plans.

The following table contains a summary of plan information relating to the Company’s participation in multiemployer pension plans, including Company contributions for the last three years, status of the multiemployer plan, and whether the plan is subject to a funding improvement, rehabilitation plan or contribution surcharges. Information has been presented separately for individually significant plans (defined as plans that make up 70 to 80 percent of the total Company defined benefit contributions and any plan that exceeds individual contributions of $100 in any plan year presented).

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

11. Retirement Plans and Benefits (continued)

Fund	EIN/PN	PPA Zone Status (1)	Plan Year End for Zone Status	Subject to Funding Improvement/ Rehabilitation Plan(2)	2011 Contributions	2010 Contributions	2009 Contributions	Surcha-rge Impose	Expiration Date of Collective Bargaining Agreement
Boilermaker-Blacksmith National Pension Trust	48-6168020/ 001	Yellow	12/31/2011	Yes	$3,759	$3,797	$2,790	No	12/31/2013
Excavators Union Local 731 Pension Fund	13-1809825/ 001	Green	12/31/2011	No	$1,135	$376	$—	No	6/30/2012
Laborers Local Union No 1298 of Nassau & Suffolk Counties	11-1970385/ 001	Yellow	6/30/2011	Yes	$1,071	$—	$—	No	5/31/2012
I.B.E.W. Local 25 Pension Fund	11-6038558/ 001	Green	12/31/2011	No	$750	$44	$—	No	4/26/2013
Pennsylvania Heavy and Highway Contractors Pension Trust	23-6531755/ 001	Green	12/31/2011	No	$625	$311	$—	No	Not Available
I.B.E.W. Local 1249 Pension Plan	15-6035161/ 001	Red	12/31/2011	Yes	$525	$604	$—	No	5/3/2013
Plumbers and Pipefitters National Pension Fd	52-6152779/ 001	Yellow	6/30/2011	Yes	$431	$324	$269	No	8/31/2012
Central Pension Fund of the International Union of Operating Engineers and Participating Employers	36-6052390/ 001	Green	1/31/2011	No	$368	$48	$—	No	5/31/2015
Local 282 Pension Trust Fund	11-6245313/ 001	Green	2/28/2011	No	$153	$48	$—	No	6/30/2016
Pension Plan of Steamfitters Pension Fund 475	22-6029738/ 001	Yellow	12/31/2011	Yes	$81	$202	$16	No	4/30/2013
Central Pension Fund of the IUOE and Participating Employers	36-6052390/ 001	Green	1/31/2011	No	$45	$202	$19	No	5/31/2013
Laborers National Pension Fund	75-1280827/ 001	Green	12/31/2011	No	$6	$15	$225	No	5/31/2012
Plumbers & Steamfitters Local Union #248 Pension Plan	31-1017514/ 001	Green	3/31/2011	No	$—	$—	$611	No	5/31/2012
The California Ironworkers Field Pension Trust	95-6042866/ 001	Yellow	5/31/2011	Yes	$—	$133	$35	No	6/30/2012
Other Funds					$524	$759	$402

Total Contributions:					$9,473	$6,863	$4,367

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

11. Retirement Plans and Benefits (continued)

(1)	The zone status is based on information that Company received from the plan as well as publicly available information per the Department of Labor website and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.

(2)	The “Subject to Financial Improvement / Rehabilitation Plan” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.

Based upon the most recent and available plan financial information, the Company did not make any contributions that represented more than 5 percent of total plan contributions in any of the plan years presented above.

Defined Contribution Plans

In addition to the contributions noted above to multiemployer defined benefit pension plans, the Company also makes contributions to defined contribution plans. Contributions to all defined contribution plans were $6,235, $6,198 and $4,864 for the years ended December 31, 2011, 2010 and 2009, respectively. The zone status outlined above does not apply to defined contribution plans.

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

Income (loss) before income taxes on continuing operations consists of:

	Year Ended December 31,
	2011	2010	2009
Other countries	$3,558	$17,286	$18,411
United States	(241,326)	(65,362)	8,724

	(237,768)	(48,076)	27,135
Oman noncontrolling interest	1,195	1,207	1,817

	$(236,573)	$(46,869)	$28,952

Provision for income taxes on continuing operations by country consists of:

	Year Ended December 31,
	2011	2010	2009
Current provision:
Other countries	$(2,908)	$4,725	$7,321
United States:
Federal	(1,672)	(12,671)	2,648
State	2,258	2,078	921

	(2,322)	(5,868)	10,890

Deferred tax expense (benefit):
Other countries	3,338	(1,794)	(3,877)
United States	(33,310)	(23,386)	515

	(29,972)	(25,180)	(3,362)

Total provision (benefit) for income taxes.	(32,293)	$(31,048)	$7,528

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

12. Income Taxes (continued)

The provision for income taxes has been determined based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The Company and its subsidiaries operating in the United States are subject to federal income tax rates up to 35 percent and varying state income tax rates and methods of computing tax liabilities. The Company’s principal international operations are in Canada and Oman. The Company’s subsidiaries in Canada and Oman are subject to corporate income tax rates of 28 percent and 12 percent, respectively. The Company did not have any non-taxable foreign earnings from tax holidays for taxable years 2009 through 2011.

As required by the FASB’s standard on income taxes-special areas, the Company has analyzed its operations in the U.S., Canada, and Oman. The Company’s current operating strategy is not to reinvest all earnings of its operations internationally. Instead, dividends are distributed to the U.S. parent or its U.S. affiliates. Deemed dividends were paid from foreign operations to Willbros Group, Inc. or its domestic subsidiaries during 2011 in the amount of $37,500 with an associated tax cost of $8,882.

A reconciliation of the differences between the provision for income tax computed at the appropriate statutory rates and the reported provision for income taxes is as follows. For 2011, 2010 and 2009, the Company was domiciled in the U.S., which has a 35.0 percent statutory tax rate.

	2011	2010	2009
Taxes on earnings at statutory rate in domicile of parent company	$(83,219)	$(18,020)	$8,391
Earnings taxed at rates less or greater than parent company rates:
United States	—	—	—
Other countries	4,122	(2,972)	(1,615)
State income taxes, net of U.S. federal benefit	(767)	(1,594)	506
Contingent earnout	(3,500)	(15,869)	—
Goodwill impairment	26,907	—	—
Per diem	1,651	1,462	1,358
Acquisition costs	—	1,208	—
Changes in provision for unrecognized tax positions:	(759)	(931)	(1,031)
Change in valuation allowance	24,740	16	(301)
Stock-based compensation deferred tax asset write-off	915	3,865	—
Other	(2,383)	1,787	220

Total provision (benefit) for income taxes	$(32,293)	$(31,048)	$7,528

Upon adoption of the FASB’s standard on the recognition of tax benefits in 2007, the Company recorded a $6,369 charge to beginning stockholders’ equity for unrecognized tax positions. During 2011, the Company recognized $859 of previously recorded unrecognized tax benefits due to the expiration of the statute of limitations for purposes of assessment. The Company accrued new uncertain tax positions in the amount of $126. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2011	$3,649
Change in measurement of existing tax positions related to expiration of statute of limitations	(859)
Additions based on tax positions related to the current year	126
Additions based on tax positions related to prior years	(259)
Foreign exchange difference in Canadian operations	(76)

Balance at December 31, 2011	$2,581

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

12. Income Taxes (continued)

The $1,649 of unrecognized tax benefits will impact the Company’s effective tax rate if ultimately recognized. The Company does not expect to have significant changes in unrecognized tax benefits within the next twelve months. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the twelve months ended December 31, 2011, and as of December 31, 2011, the Company has recognized $232 and $1,449, respectively, in interest expense.

The Company files income tax returns in the United States federal jurisdiction, in various states and in various foreign jurisdictions. The Company is subject to examination for 2008 forward for the United States and the majority of the state jurisdictions, for 2009 forward in Canada; and for 2006 forward with respect to Oman.

The principal components of the Company’s net deferred tax assets (liabilities) are:

	December 31,
	2011	2010 As Revised
Deferred tax assets:
Current:
Accrued vacation	$3,299	$2,609
Allowance for doubtful accounts	512	1,825
Estimated loss	2,013	1,162
Prepaid expenses	1,787	—
Various accrued liabilities	958	5,408
Other	87	—

	8,656	11,004

Non-current:
Deferred compensation	2,270	5,172
Insurance reserve	4,423	—
Term loan amortization	2,657	—
Goodwill impairment	17,816
U.S. tax net operating loss carry forwards	18,278	11,080
State tax net operating loss carry forwards	8,005	7,303
Other	1,863	185

Gross deferred tax assets	55,312	23,740
Valuation allowance	(30,480)	(7,170)

Deferred tax assets, net of valuation allowance	33,488	27,574

Deferred tax liabilities:
Current:
Prepaid expenses	—	(1,616)
Partnership tax deferral	(1,351)	(1,538)

	(1,351)	(3,154)

Non-current:
Unbilled profit/retainage	—	(599)
Bond discount amortization	—	(3,674)
Depreciation	(32,087)	(46,360)
Goodwill & intangibles	—	(9,930)

Deferred tax liabilities	(32,087)	(60,563)

Net deferred tax assets (liabilities)	$50	$(36,143)

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

12. Income Taxes (continued)

	December 31,
	2011	2010

United States	$1,040	$(32,611)
Other countries	(990)	(3,532)

Net deferred tax assets (liabilities)	$50	$(36,143)

The valuation allowance for deferred income tax assets at December 31, 2011 and 2010 was $30,480 and $7,170, respectively. The ultimate realization of deferred tax assets related to net operating loss carry forwards, including federal and state net operating loss carry forwards, is dependent upon the generation of future taxable income in a particular tax jurisdiction during the periods in which the use of such net operating losses are allowed. The Company considers future taxable income, including the impacts of reversing taxable temporary differences, future forecasted income and available tax planning strategies, when evaluating whether deferred tax assets are more likely than not to be realized prior to expiration.

At December 31, 2011, the Company has remaining U.S. federal net operating loss carry forwards of $52,222 and state net operating loss carry forwards of $174,484.

The Company’s U.S. federal net operating losses expire beginning in 2031. The Company’s state net operating losses generally expire 20 years after the period in which the net operating loss was incurred. The Company filed an amended U.S. Federal tax return to carry back operating losses incurred in 2010 of approximately $30,031 to offset taxable income in 2008. Additionally, management will be carrying back 2011 tax losses to the extent of taxable income in 2009. After the effect of tax planning strategies, carrybacks of certain federal net operating losses, reversals of existing temporary differences, and projections for future taxable income over the periods in which the deferred tax assets can be utilized to offset taxable income, the remaining net federal deferred tax asset is not more likely than not realizable in the foreseeable future.

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

On May 26, 2010, the Company established the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (“2010 Plan”) with 2,100,000 shares of common stock authorized for issuance to provide for awards to key employees of the Company. All future grants of stock awards to key employees will be made through the 2010 Plan. On May 26, 2010, the 1996 Plan was frozen, with the exception of normal vesting, forfeiture and other activity associated with awards previously granted under the 1996 Plan. At December 31, 2011, the 2010 plan had 1,189,779 shares available for grant.

RSU’s and options granted to employees vest generally over a three to four year period. Options granted under the 2010 Plan expire ten years subsequent to the grant date. Upon stock option exercise, common shares are issued from treasury stock. Options granted under the Director Plan are fully vested. Restricted stock and restricted stock rights granted under the 2006 Director Plan vest one year after the date of grant. At December 31, 2011, the 2006 Director Plan had 44,330 shares available for grant. For RSU’s granted prior to March of 2009, certain provisions allow for accelerated vesting upon eligible retirement. Additionally, certain provisions allow for accelerated vesting in the event of involuntary termination not for cause or a change of control of the Company. During the years ended December 31, 2011, 2010 and 2009, $475, $669 and $3,683, respectively, of compensation expense was recognized due to accelerated vesting of RSU’s due to retirements and separation from the Company.

Share-based compensation related to RSU’s is recorded based on the Company’s stock price as of the grant date. Expense from both stock options and RSU’s totaled $6,779, $8,404 and $13,231, respectively, for the years ended December 31, 2011, 2010 and 2009.

The Company determines fair value of stock options as of its grant date using the Black-Scholes valuation method. No options were granted during the years ended December 31, 2011, 2010 or 2009.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

13. Stockholders’ Equity (continued)

The Company’s stock option activity and related information consist of:

	Year Ended December 31,
	2011		2010		2009
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding, beginning of year	227,750	$15.28	257,750	$15.91	333,750	$15.47
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	(17,500)	10.77
Forfeited or expired	—	—	(30,000)	20.65	(58,500)	14.93

Outstanding, end of year	227,750	$15.28	227,750	$15.28	257,750	$15.91

Exercisable at end of year	227,750	$15.28	207,750	$15.02	220,250	$15.34

As of December 31, 2011, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $0 and $0, respectively. The weighted average remaining contractual term of outstanding and stock options exercisable is 3.29 years and 3.29 years, respectively, at December 31, 2011. The total intrinsic value of options exercised was $0, $0 and $81 during the years ended December 31, 2011, 2010 and 2009, respectively. There was no material tax benefit realized related to those exercises. The total fair value of options vested during the years ended December 31, 2011, 2010 and 2009 was $135, $87 and $247, respectively.

The Company’s nonvested options at December 31, 2011 and the changes in nonvested options during the year ended December 31, 2011 are as follows:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested, beginning of year	20,000	$6.77
Granted	—	—
Vested	(20,000)	6.77
Forfeited or expired	—	—

Nonvested, end of year	—	$—

The Company’s RSU activity and related information consist of:

	Year Ended December 31,
	2011		2010		2009
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Outstanding, beginning of year	888,853	$13.54	859,248	$22.38	840,342	$32.89
Granted	880,963	9.89	635,849	11.39	545,307	9.95
Vested, shares released	(466,092)	13.74	(580,369)	23.97	(473,406)	27.02
Forfeited	(160,713)	12.44	(25,875)	20.23	(52,995)	19.89

Outstanding, end of year	1,143,011	$10.84	888,853	$13.54	859,248	$22.38

The total fair value of RSU’s vested during the years ended December 31, 2011, 2010 and 2009 was $6,406, $13,911 and $12,791, respectively.

As of December 31, 2011, there was a total of $8,336 of unrecognized compensation cost, net of estimated forfeitures, related to all nonvested share-based compensation arrangements granted under the Company’s stock ownership plans. That cost is expected to be recognized over a weighted-average period of 2.52 years.

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

The fair value of the warrants was $3,423 on the date of the grant, as calculated using the Black-Scholes option-pricing model. There were zero and 536,925 warrants outstanding at December 31, 2011 and 2010, respectively. These warrants expired, unexercised, on October 27, 2011.

14. Income (Loss) Per Common Share

Basic and diluted income (loss) per common share is computed as follows:

	Year Ended December 31,
	2011	2010	2009
Income (loss) from continuing operations	$(204,280)	$(15,821)	$21,424
Less: Income attributable to noncontrolling interest	(1,195)	(1,207)	(1,817)

Net income (loss) from continuing operations attributable to Willbros Group, Inc. (numerator for basic calculation)	(205,475)	(17,028)	19,607
Add: Interest and debt issuance costs associated with convertible notes	—	—	—

Net income (loss) from continuing operations applicable to common shares (numerator for diluted calculation)	$(205,475)	$(17,028)	$19,607

Weighted average number of common shares outstanding for basic income per share	47,475,680	43,013,934	38,687,594
Weighted average number of potentially dilutive common shares outstanding	—	—	195,483

Weighted average number of common shares outstanding for diluted income per share	47,475,680	43,013,934	38,883,077

Income (loss) per common share from continuing operations:
Basic	$(4.33)	$(0.40)	$0.51

Diluted	$(4.33)	$(0.40)	$0.50

The Company has excluded shares potentially issuable under the terms of use of the securities listed below from the number of potentially dilutive shares outstanding as the effect would be anti-dilutive:

	Year Ended December 31,
	2011	2010	2009
2.75% Convertible Senior Notes	—	3,048,642	3,048,642
6.5% Senior Convertible Notes	1,825,587	1,825,587	1,825,587
Stock options	181,666	185,397	185,000
Warrants to purchase common stock	—	536,925	536,925
Restricted stock and restricted stock rights	158,672	343,905	—

	2,165,925	5,940,456	5,596,154

In accordance with the FASB’s standard on earnings per share – contingently convertible instruments, the shares issuable upon conversion of the convertible notes would have been included in diluted income (loss) per share, if those securities were dilutive, regardless of whether the Company’s stock price was greater than or equal to the conversion prices of $17.56 and $19.47, respectively. However, these securities are only dilutive to the extent that interest per weighted average convertible share does not exceed basic earnings per share. For the year ended December 31, 2011, the related interest per convertible share associated with the 6.5% Senior Convertible Notes did not exceed basic earnings per share for the current period. As such, those shares have not been included in the computation of diluted earnings per share.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

15. Segment Information

The Company’s segments are comprised of strategic businesses that are defined by the industries they serve. Each is managed as an operation with well established strategic directions and performance requirements. Prior to the InfrastruX acquisition, the Company operated through two business segments: Upstream Oil & Gas and Downstream Oil & Gas. These segments operate primarily in the United States, Canada, and Oman. On July 1, 2010, the Company closed on the acquisition of InfrastruX, which diversified the Company’s capabilities and expanded its geographic footprint. InfrastruX provided maintenance and construction solutions to customers in the electric power and natural gas transmission and distribution markets. Post acquisition, the Company established a third business segment, Utility T&D, which includes electric power transmission and distribution and low-pressure, inside the gate natural gas distribution. The natural gas transmission division of InfrastruX, which is similar to Willbros’ legacy U.S. pipeline construction business unit, was incorporated into the Company’s Upstream Oil & Gas segment effective January 1, 2011. Management evaluates the performance of each operating segment based on operating income. Corporate operations include the executive management, general, administrative, and financing functions of the organization. The costs to provide these services are allocated, as are certain other corporate assets, among the three operating segments. There were no material inter-segment revenues in the periods presented.

The tables below reflect the Company’s operations by reportable segment for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31, 2011
	Upstream Oil & Gas	Downstream Oil & Gas	Utility T&D	Consolidated
Revenue	$762,737	$228,203	$624,100	$1,615,040
Operating expenses	755,700	244,644	630,843	1,631,187
Goodwill impairment	21,278	13,754	143,543	178,575
Change in fair value of contingent earnout liability	—	—	—	(10,000)

Operating loss	$(14,241)	$(30,195)	$(150,286)	(184,722)

Other expense				(51,851)
Benefit for income taxes				(32,293)

Loss from continuing operations				(204,280)
Loss from discontinued operations net of benefit for income taxes				(88,541)

Loss from continuing and discontinued operations				(292,821)
Less: Income attributable to noncontrolling interest				(1,195)

Net loss attributable to Willbros Group, Inc.				$(294,016)

	Year Ended December 31, 2010
	Upstream Oil & Gas	Downstream Oil & Gas	Utility T&D	Consolidated
Revenue	$585,797	$301,104	$238,171	$1,125,072
Operating expenses	549,930	316,424	264,899	1,131,253
Goodwill impairment	—	60,000	—	60,000
Change in fair value of contingent earnout liability	—	—	—	(45,340)

Operating income (loss)	$35,867	$(75,320)	$(26,728)	(20,841)

Other expense				(26,028)
Benefit for income taxes				(31,048)

Loss from continuing operations				(15,821)

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

15. Segment Information (continued)

Loss from discontinued operations net of benefit for income taxes	(20,008)

Loss from continuing and discontinued operations	(35,829)
Less: Income attributable to noncontrolling interest	(1,207)

Net loss attributable to Willbros Group, Inc.	$(37,036)

	Year Ended December 31, 2009
	Upstream Oil & Gas	Downstream Oil & Gas	Utility T&D	Consolidated
Revenue	$908,559	$277,250	$—	$1,185,809
Operating expenses	871,004	276,819	—	1,147,823

Operating income	$37,555	$431	$—	37,986

Other expense				(9,034)
Provision for income taxes				7,528

Income from continuing operations				21,424
Loss from discontinued operations net of provision for income taxes				(1,784)

Income from continuing and discontinued operations				19,640
Less: Income attributable to noncontrolling interest				(1,817)

Net income attributable to Willbros Group, Inc.				$17,823

Depreciation and amortization expense by segment are presented below:

	Year Ended December 31,
	2011	2010	2009
Upstream Oil & Gas	$12,579	$17,626	$22,352
Downstream Oil & Gas	8,148	10,777	13,250
Utility T&D	39,268	20,505	—

Total	$59,995	$48,908	$35,602

Amounts above include corporate allocated depreciation of $565, $3,442 and $4,637 for the years ended December 31, 2011, 2010 and 2009, respectively.

Capital expenditures by segment are presented below:

	Year Ended December 31,
	2011	2010	2009
Upstream Oil & Gas	$4,124	$8,905	$5,293
Downstream Oil & Gas	748	951	1,889
Utility T&D	4,003	4,939	—
Corporate	1,989	1,326	3,900

Total	$10,864	$16,121	$11,082

Total assets by segment as of December 31, 2011 and 2010 are presented below:

	Year Ended December 31,
	2011	2010
Upstream Oil & Gas	$224,840	$239,490
Downstream Oil & Gas	107,442	126,095
Utility T&D	422,427	623,081
Corporate	79,054	210,810

Total assets, continuing operations	$833,763	$1,199,476

Due to a limited number of major projects and clients, the Company may at any one time have a substantial part of its operations dedicated to one project, client and country.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

15. Segment Information (continued)

Customers representing 10 percent or more of total contract revenue are as follows:

	00000000	00000000	00000000
	Year Ended December 31,
	2011	2010	2009
Oncor	14.7%	—%	—%
Fayetteville Express Pipeline, LLC	—%	16.9%	—%
Natural Gas Pipeline of America	—%	—%	23.7%
Energy Transfer	—%	—%	14.1%

	14.7%	16.9%	37.8%

Information about the Company’s operations in its work countries is shown below:

	Year Ended December 31,
	2011	2010	2009
Contract revenue:
United States	$1,375,835	$887,579	$935,450
Canada	153,411	157,666	180,456
Oman	73,829	73,588	65,368
Other	11,965	6,239	4,535

	$1,615,040	$1,125,072	$1,185,809

	Year Ended December 31,
	2011	2010
Property, plant and equipment, net:
United States	$147,968	$175,047
Canada	13,605	21,292
Oman	4,810	7,053
Other	92	799

	$166,475	$204,191

16. Contingencies, Commitments and Other Circumstances

Contingencies

Resolution of criminal and regulatory matters

In May of 2008, the United States Department of Justice filed an Information and Deferred Prosecution Agreement (“DPA”) in the United States District Court in Houston concluding its investigation into violations of the Foreign Corrupt Practices Act of 1977, as amended, by Willbros Group, Inc. and its subsidiary Willbros International, Inc. (“WII”). Also in May 2008, WGI reached a final settlement with the SEC to resolve its previously disclosed investigation of possible violations of the FCPA and possible violations of the Securities Act and the Exchange Act. These investigations stemmed primarily from the Company’s former operations in Bolivia, Ecuador and Nigeria. The settlements together required the Company to pay a total of $32,300 in penalties and disgorgement, over approximately three years, plus post-judgment interest on $7,725, all of which has now been paid. As part of its agreement with the SEC, the Company is subject to a permanent injunction barring future violations of certain provisions of the federal securities laws. As to its agreement with the DOJ, both WGI and WII for a period of three years from May 2008, were subject to the DPA, which among its terms provided that, in exchange for WGI’s and WII’s full compliance with the DPA, the DOJ would not continue a criminal prosecution of WGI and WII and with the successful completion of the DPA’s terms, the DOJ would move to dismiss the criminal information. In March of 2012, upon completion of the monitorship described in the next paragraph, the DOJ filed a motion to dismiss the criminal information and on April 2, 2012, the court signed the dismissal, with prejudice.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

16. Contingencies, Commitments and Other Circumstances (continued)

WGI and WII intend to fully comply with all federal criminal laws, including but not limited to the FCPA. As provided for in the DPA, with the approval of the DOJ and effective September 25, 2009, the Company retained a government-approved independent monitor, at the Company’s expense, for a two and one-half year period, who reported to the DOJ on the Company’s compliance with the FCPA and other applicable laws. The monitor’s term ended effective March 25, 2012.

During the appointment of the monitor, the Company cooperated and provided the monitor with access to information, documents, records, facilities and employees. On March 1, 2010, the monitor filed with the DOJ the first of three required reports under the DPA. In the report, the monitor made numerous findings and recommendations to the Company with respect to the improvement of its internal controls and policies and procedures for detecting and preventing violations of applicable anti-corruption laws. On March 11, 2011, the monitor filed the second of the three required reports with the DOJ. In the second report, the monitor made additional findings and recommendations to the Company.

On March 2, 2012, the monitor filed its third and final report with the DOJ. In the third report, the monitor reviewed the significant changes in the Company since the occurrence of the events leading to filing of the criminal information and the DPA, as well as the Company’s progress in implementing the monitor’s recommendations in the first and second reports. Significantly for the Company, the monitor concludes the third report by stating: “In accordance with the DPA . . ., I certify that the anti-bribery compliance program of Willbros, including its policies and procedures, is appropriately designed and implemented to ensure compliance with the FCPA and other applicable anti-corruption laws.” The Company will continue with its anti-bribery program and will continue to require increased resources, costs and management oversight in order to effectively maintain implementation of such program and the monitor’s recommendations.

Failure by the Company to abide by the FCPA or other laws could result in prosecution and other regulatory sanctions.

Settlement – Facility Construction Project Dispute

In September 2008, TransCanada awarded the Company the cost-reimbursable plus fixed fee construction contract for seven pump stations in Nebraska and Kansas. On January 13, 2010, TransCanada notified the Company that it was in breach of the contract and was being terminated for cause immediately. At the time of termination, the Company had completed approximately 91.0 percent of its scope of work.

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

On June 24, 2011, the Company and TransCanada entered into an agreement that settled all of the outstanding claims between the parties related to the contract. Under terms of the settlement agreement, the Company received a payment of $61,000, waived all claims for additional costs, fees and change orders,

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

16. Contingencies, Commitments and Other Circumstances (continued)

was relieved of any further warranty obligations on the project, agreed to release the liens it had filed, and has been reinstated as an approved bidder to TransCanada and its affiliates. TransCanada also waived its counterclaim. As a result of the settlement, the Company incurred a non-cash charge in its second quarter 2011 results of $8,236, which is included in the “Settlement of project dispute” line item for the year ended December 31, 2011.

On December 21, 2011, the Company resolved the remaining dispute with one subcontractor on the project. The Company is not aware of any other remaining claims or disputes on the project.

Silver Eagle

Construction and Turnaround Services, LLC (“CTS”) a subsidiary of the Company, has current uncollected invoices totaling $5,525 from Silver Eagle Refining, Inc. (“Silver Eagle”) on a construction and engineering support contract entered into in January 2011. Silver Eagle paid all of CTS’ invoices on the project until July 28, 2011, but has made only one payment after that date. The contract is cost-reimbursable, with labor hours being reimbursable at agreed rates and subcontractor and material costs being reimbursable at cost plus agreed markups.

The contract provides that Silver Eagle has ten days from receipt to dispute an invoice, failing which Silver Eagle will be deemed to have waived its right to withhold payment. No such dispute has ever been timely communicated to CTS.

On August 26, 2011, CTS filed a mechanic’s lien on Silver Eagle’s refinery for the full amount of its claim and further, on August 31, 2011, filed an arbitration action against Silver Eagle. Subsequently, CTS filed an action in Utah State Court to foreclose on its mechanic lien. This action is stayed until the arbitration proceedings are completed.

A three-party arbitration panel has been selected and the arbitration hearing has been scheduled for September 24, 2012.

The Company believes its lien rights provide substantial protection in the event Silver Eagle is unable to meet its obligations.

The Company believes that its performance of the project fully conforms to all contractual requirements and that the arbitration proceedings will result in an award in CTS’ favor for the full amount of the outstanding invoices. The Company further believes that any collection risk is mitigated by its lien rights. Accordingly, at December 31, 2011, the Company has not recorded an allowance for doubtful accounts against the outstanding receivable.

Other

In addition to the matters discussed above and in Note 20 – Discontinuance of Operations, Held for Sale Operations, Asset Disposals and Transition Service Agreement, the Company is party to a number of other legal proceedings. Management believes that the nature and number of these proceedings are typical for a firm of similar size engaged in a similar type of business and that none of these proceedings is material to the Company’s consolidated results of operations, financial position or cash flows.

Commitments

From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds and financial guarantees. Contracts with the Company’s customers may require the Company to secure letters of credit or surety bonds with regard to the Company’s performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or surety bonds in lieu of contract retention provisions, where the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At December 31, 2011, the Company had approximately $27,967 of outstanding letters of credit, all of which related to continuing operations. This amount represents the maximum amount of payments the Company could be required to make if these letters of credit are drawn upon. Additionally, the Company issues surety bonds customarily required by commercial terms on construction projects. At December 31, 2011, the Company had bonds outstanding, primarily performance bonds, with a face value at $566,513 related to

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

16. Contingencies, Commitments and Other Circumstances (continued)

continuing operations. This amount represents the bond penalty amount of future payments the Company could be required to make if the Company fails to perform its obligations under such contracts. The performance bonds do not have a stated expiration date; rather, each is released when the contract is accepted by the owner. The Company’s maximum exposure as it relates to the value of the bonds outstanding is lowered on each bonded project as the cost to complete is reduced. As of December 31, 2011, no liability has been recognized for letters of credit or surety bonds.

Operating Leases

The Company has certain operating leases for various equipment and office facilities. Rental expense for continuing operations, excluding daily rentals and reimbursable rentals under cost plus contracts was $12,252 in 2011, $15,476 in 2010 and $9,658 in 2009. Minimum lease commitments under operating leases as of December 31, 2011, totaled $95,444 and are payable as follows: 2012, $24,061; 2013, $19,132; 2014, $13,133; 2015, $8,257; 2016, $5,497; and thereafter, $25,364.

Other Circumstances

Operations outside the United States may be subject to certain risks, which ordinarily would not be expected to exist in the United States, including foreign currency restrictions; extreme exchange rate fluctuations; expropriation of assets; civil uprisings, riots, and war; unanticipated taxes including income taxes, excise duties, import taxes, export taxes, sales taxes or other governmental assessments; availability of suitable personnel and equipment; termination of existing contracts and leases; government instability and legal systems of decrees, laws, regulations, interpretations and court decisions which are not always fully developed and which may be retroactively applied. Management is not presently aware of any events of the type described in the countries in which it operates that would have a material effect on the financial statements, and no such events have been provided for in the accompanying Consolidated Financial Statements.

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

See Note 20 — Discontinuance of Operations, Held for Sale Operations, Asset Disposals and Transition Services Agreement for discussion of commitments and contingencies associated with Discontinued Operations.

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

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

17. Fair Value Measurements (continued)

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities.

Level 3 – Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures its financial assets and financial liabilities at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs as of December 31, 2011:

	$00000000	$00000000	$00000000	$00000000
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Interest rate caps	$—	$—	$—	$—
Interest rate swaps	1,844	—	1,844	—

Contingent earnout liability

In connection with the acquisition of InfrastruX on July 1, 2010, InfrastruX shareholders were eligible to receive earnout payments of up to $125,000 if certain EBITDA targets were met. These payments would have been paid to former InfrastruX shareholders who qualified as accredited investors as defined by the SEC in a combination of cash and non-convertible, non-voting preferred stock of the Company, pursuant to the terms within the Merger Agreement, and to non-accredited former InfrastruX shareholders and former holders of InfrastruX RSUs in the form of cash.

As a result, the Company estimated the fair value of the contingent earnout liability based on its probability assessment of InfrastruX’s EBITDA achievements during the earnout period. In developing these estimates, the Company considered its revenue and EBITDA projections, its historical results, and general macro-economic environment and industry trends. This fair value measurement was based on significant revenue and EBITDA inputs not observed in the market, which represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value.

In accordance with the FASB’s standard on business combinations, the Company reviewed the contingent earnout liability on a quarterly basis in order to determine its fair value. Changes in the fair value of the liability were recorded within operating expenses in the period in which the change was made.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

17. Fair Value Measurements (continued)

The following table represents a reconciliation of the change in the fair value measurement of the contingent earnout liability for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
Beginning balance	$10,000	$—
Fair value of contingent earnout liability initially recorded in connection with the acquisition	—	55,340
Change in fair value of contingent earnout liability included in operating expenses	(10,000)	(45,340)

Ending balance	$—	$10,000

The Company recorded a $10,000 and $45,340 adjustment to the estimated fair value of the contingent earnout liability for the years ended December 31, 2011 and 2010, respectively, due to a decrease in the probability-weighted estimated achievement of InfrastruX’s EBITDA targets as set forth in the Merger Agreement.

Hedging Arrangements

The Company attempts to negotiate contracts that provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent, it is unable to match non-U.S. currency revenue with expenses in the same currency; the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at December 31, 2011 or December 31, 2010.

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

Interest Rate Caps

In September 2010, the Company entered into two interest rate cap agreements for notional amounts of $75,000 each in order to limit its exposure to an increase of the interest rate above 3 percent, effective September 28, 2010 through March 28, 2012. Total premiums of $98 were paid for the interest rate cap agreements. Through June 1, 2011, the cap agreements were designated and qualified as cash flow hedging instruments, with the effective portion of the caps’ change in fair value recorded in OCI. Amounts in OCI and the premiums paid for the caps were reported in interest expense as the hedged interest payments on the underlying debt were recognized during the period when the caps were designated as cash flow hedges. Through June 1, 2011, the interest rate caps were deemed to be highly effective, resulting in an immaterial amount of hedge ineffectiveness recorded. On June 1, 2011, the caps were de-designated due the interest rate being fixed on the underlying debt through the remaining term of the caps; changes in the

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

17. Fair Value Measurements (continued)

value of the caps subsequent to that date will be reporting in earnings. The amount reported in earnings for the undesignated interest rate caps for the year ended December 31, 2011 is immaterial. The fair value of the interest rate cap agreements was determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates. An immaterial amount of OCI relating to the interest rate swap and caps is expected to be recognized in earnings in the coming 12 months.

	$0,0000000	$0,0000000	$0,0000000	$0,0000000
	Asset / Liability Derivatives
	December 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts- swaps	Other current liabilities	$671	Prepaid expenses and other assets	$12
Interest rate contracts- swaps	Other long-term liabilities	$1,173	Other assets	104

Total derivatives		$1,844		$116

	$0,0000000	$0,0000000	$0,0000000	$0,0000000	$0,0000000	$0,0000000	$0,0000000	$0,0000000
For the Year Ended December 31,
Derivatives in ASC 815 Cash Flow Hedging Relationships	Derivatives in ASC 815 Cash Flow Hedging Relationships		Derivatives in ASC 815 Cash Flow Hedging Relationships	Derivatives in ASC 815 Cash Flow Hedging Relationships		Derivatives in ASC 815 Cash Flow Hedging Relationships	Derivatives in ASC 815 Cash Flow Hedging Relationships
	2011	2010		2011	2010		2011	2010
Interest rate contracts	$(1,960)	$19	Interest expense, net	$(42)	$—	Interest expense, net	$—	$—

Total	$(1,960)	$19		$(42)	$—		$—	$—

18. Quarterly Financial Data (Unaudited)

The Company identified errors in the determination of the purchase price in the InfrastruX acquisition, errors in its accounting for income taxes and an error in its accounting for the goodwill impairment charge recorded in the Utility T&D segment. As a result of these errors, the Company’s previously issued unaudited interim financial statements for the quarterly periods ended June 30 and September 30, 2011 were materially misstated and therefore the corresponding interim financial information included herein has been restated. Further, while the errors identified were not material to the unaudited interim financial statements for the quarterly period ended March 31, 2011, the corresponding interim financial information included herein has been restated as well. For additional information regarding the error in the InfrastruX acquisition accounting, see Note 2 – Revision of Consolidated Balance Sheet.

The restated quarterly results for the third quarter of 2011 include an increase to the previously reported goodwill impairment charge within the Company’s Utility T&D segment which resulted in an increase in pre-tax loss in the amount of $9,280. There was no impact on pre-tax loss in connection with the restatement of the first and second quarter results of 2011 nor was there an impact on cash flow in connection with the restatement of the first, second and third quarter results.

Restated quarterly results also include a decrease in net loss of $279 and $872 for the first and second quarter of 2011, respectively, attributable to errors in the Company’s calculation and accounting for income taxes. Net loss increased $21,030 for the third quarter of 2011, as a result of the restatement attributable to the recognition of a valuation allowance against the Company’s deferred income taxes of $16,757, which was necessary to record as a result of the correction of the purchase accounting errors discussed in Note 2 – Revision of Consolidated Balance Sheet and the increased goodwill impairment charge of $9,280 ($4,707, net of tax). These charges were partially offset by $434 in an additional tax benefit recognized as a result of errors in the Company’s calculation of the income tax provision related to its discontinued operations in Canada.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

18. Quarterly Financial Data (Unaudited) (continued)

The following tables summarize the impact of the restatement, as well as the impact of the reclassification of the Company’s Canadian cross-country pipeline construction operations and the assets and operations of InterCon as discontinued operations, on the Company’s unaudited condensed consolidated statements of operations for the quarterly periods in 2011.

Statement of Operations:

Quarter Ended March 31, 2011	As Previously Reported	Discontinued Operations	Restatement Adjustments	As Restated
Contract revenue	$412,325	$(88,536)	$—	$323,789
Contract income	9,197	7,007	—	16,204
Income (loss) from continuing operations before income taxes	(43,705)	8,076	—	(35,629)
Income (loss) from continuing operations, net of provision (benefit) for income taxes	(44,107)	6,667	279	(37,161)
Loss from discontinued operations net of provision (benefit) for income taxes	(791)	(6,667)	—	(7,458)

Net income (loss)	(44,898)	—	279	(44,619)
Less: Income attributable to noncontrolling interest	(271)	—	—	(271)

Net income (loss) attributable to Willbros Group, Inc.	$(45,169)	$—	$279	$(44,890)

Reconciliation of net income (loss) attributable to Willbros Group, Inc.
Income (loss) from continuing operations	$(44,378)	$6,667	$279	$(37,432)
Loss from discontinued operations	(791)	(6,667)	—	(7,458)

Net income (loss) attributable to Willbros Group, Inc.	$(45,169)	$—	$279	$(44,890)

Basic income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$(0.94)	$0.14	$0.01	$(0.79)
Loss from discontinued operations	(0.02)	(0.14)	—	(0.16)

Net income (loss)	$(0.96)	$—	$0.01	$(0.95)

Diluted income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$(0.94)	$0.14	$0.01	$(0.79)
Loss from discontinued operations	(0.02)	(0.14)	—	(0.16)

Net income (loss)	$(0.96)	$—	$0.01	$(0.95)

Weighted average number of common shares outstanding
Basic	47,315,990	47,315,990	47,315,990	47,315,990
Diluted	47,315,990	47,315,990	47,315,990	47,315,990

Additional Notes:

•	During the quarter ended March 31, 2011, the Company recorded a $6,000 adjustment to the estimated fair value of the contingent earnout liability.

•

The Company recorded adjustments during the year ended December 31, 2011 to correct errors related to income taxes and revenue for years preceding 2011. The tax adjustments related to errors in the calculation of the income tax provision and the over-accrual of interest associated with uncertain tax positions for the years 2007 through 2010. Revenue was overstated as a result of the use of incorrect data for two contracts in the Company’s Downstream Oil & Gas segment in 2010. The net impact of these adjustments was a decrease to the income tax benefit from continuing operations in the amount of $2,178 and an increase to net loss in the amount of $2,178 for the quarter ended March 31, 2011. These adjustments did not have any impact on pre-tax loss or on the Company’s loss from discontinued operations for the quarter ended March 31, 2011. The Company does not believe these adjustments are material individually or in the aggregate to its unaudited condensed consolidated financial statements for the quarter ended March 31, 2011.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

18. Quarterly Financial Data (Unaudited) (continued)

Statement of Operations:

Quarter Ended June 30, 2011	As Previously Reported	Discontinued Operations	Restatement Adjustments	As Restated
Contract revenue	$458,336	$(15,662)	$—	$442,674
Contract income	50,777	(924)	—	49,853
Loss from continuing operations before income taxes	(5,776)	(356)	—	(6,132)
Income (loss) from continuing operations, net of provision (benefit) for income taxes	8,065	(228)	(279)	7,558
Income (loss) from discontinued operations net of provision (benefit) for income taxes	(11,087)	228	1,151	(9,708)

Net income (loss)	(3,022)	—	872	(2,150)
Less: Income attributable to noncontrolling interest	(311)	—	—	(311)

Net income (loss) attributable to Willbros Group, Inc.	$(3,333)	$—	$872	$(2,461)

Reconciliation of net income (loss) attributable to Willbros Group, Inc.
Income (loss) from continuing operations	$7,754	$(228)	$(279)	$7,247
Income (loss) from discontinued operations	(11,087)	228	1,151	(9,708)

Net income (loss) attributable to Willbros Group, Inc.	$(3,333)	$—	$872	$(2,461)

Basic income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$0.16	$—	$(0.01)	$0.15
Income (loss) from discontinued operations	(0.23)	—	0.03	(0.20)

Net income (loss)	$(0.07)	$—	$0.02	$(0.05)

Diluted income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$0.16	$—	$(0.01)	$0.15
Income (loss) from discontinued operations	(0.23)	—	0.03	(0.20)

Net income (loss)	$(0.07)	$—	$0.02	$(0.05)

Weighted average number of common shares outstanding
Basic	47,437,024	47,437,024	47,437,024	47,437,024
Diluted	47,776,439	47,776,439	47,776,439	47,776,439

Additional Notes:

•

During the quarter ended June 30, 2011, the Company classified its Canadian cross-country pipeline business as discontinued operations. Accordingly, the Canadian cross-country pipeline results of operations have been reclassified to discontinued operations for all periods presented.

•

The Company recorded adjustments during the year ended December 31, 2011 to correct errors related to income taxes and revenue for years preceding 2011. The tax adjustments related to errors in the calculation of the income tax provision and the over-accrual of interest associated with uncertain tax positions for the years 2007 through 2010. Revenue was overstated as a result of the use of incorrect data for two contracts in the Company’s Downstream Oil & Gas segment in 2010. The net impact of these adjustments was an increase to pre-tax loss in the amount of $1,208, an increase to the income tax benefit from continuing operations in the amount of $504 and an increase to net loss in the amount of $704 for the quarter ended June 30, 2011. These adjustments did not have any impact on the Company’s loss from discontinued operations for the quarter ended June 30, 2011. The Company does not believe these adjustments are material individually or in the aggregate to its unaudited condensed consolidated financial statements for the quarter ended June 30, 2011.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

18. Quarterly Financial Data (Unaudited) (continued)

Statement of Operations:

Quarter Ended September 30, 2011	As Previously Reported	Discontinued Operations	Restatement Adjustments	As Restated
Contract revenue	$466,103	$(22,067)	$—	$444,036
Contract income	50,408	(2,158)	—	48,250
Loss from continuing operations before income taxes	(127,731)	(645)	(9,280)	(137,656)
Loss from continuing operations, net of provision (benefit) for income taxes	(99,410)	(413)	(21,464)	(121,287)
Income (loss) from discontinued operations net of provision (benefit) for income taxes	(11,563)	413	434	(10,716)

Net loss	(110,973)	—	(21,030)	(132,003)
Less: Income attributable to noncontrolling interest	(296)	—	—	(296)

Net loss attributable to Willbros Group, Inc.	$(111,269)	$—	$(21,030)	$(132,299)

Reconciliation of net loss attributable to Willbros Group, Inc.
Loss from continuing operations	$(99,706)	$(413)	$(21,464)	$(121,583)
Income (loss) from discontinued operations	(11,563)	413	434	(10,716)

Net loss attributable to Willbros Group, Inc.	$(111,269)	$—	$(21,030)	$(132,299)

Basic income (loss) per share attributable to Company shareholders:
Loss from continuing operations	$(2.10)	$(0.01)	$(0.45)	$(2.56)
Income (loss) from discontinued operations	(0.24)	0.01	—	(0.23)

Net loss	$(2.34)	$—	$(0.45)	$(2.79)

Diluted income (loss) per share attributable to Company shareholders:
Loss from continuing operations	$(2.10)	$(0.01)	$(0.45)	$(2.56)
Income (loss) from discontinued operations	(0.24)	0.01	—	(0.23)

Net loss	$(2.34)	$—	$(0.45)	$(2.79)

Weighted average number of common shares outstanding
Basic	47,533,967	47,533,967	47,533,967	47,533,967
Diluted	47,533,967	47,533,967	47,533,967	47,533,967

Additional Notes:

•	During the quarter ended September 30, 2011, the Company recorded a non-cash, pre-tax charge of $143,543 for impairment of goodwill as well as the remaining $4,000 in contingent earnout liability.

•

The Company recorded adjustments during the year ended December 31, 2011 to correct errors related to income taxes and revenue for years preceding 2011. The tax adjustments related to errors in the calculation of the income tax provision and the over-accrual of interest associated with uncertain tax positions for the years 2007 through 2010. Revenue was overstated as a result of the use of incorrect data for two contracts in the Company’s Downstream Oil & Gas segment in 2010. The net impact of these adjustments was an increase to the income tax benefit from continuing operations in the amount of $600 and a decrease to net loss in the amount of $600, for the quarter ended September 30, 2011. These adjustments did not have any impact on pre-tax loss or on the Company’s loss from discontinued operations for the quarter ended September 30, 2011. The Company does not believe these adjustments are material individually or in the aggregate to its unaudited condensed consolidated financial statements for the quarter ended September 30, 2011.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

18. Quarterly Financial Data (Unaudited) (continued)

Statement of Operations:

Year 2011 Quarter Ended	March 31, 2011 (As Restated)	June 30, 2011 (As Restated)	September 30, 2011 (As Restated)	December 31, 2011	Total 2011
Contract revenue	$323,789	$442,674	$444,036	$404,541	$1,615,040
Contract income	16,204	49,853	48,250	28,313	142,620
Loss from continuing operations before income taxes	(35,629)	(6,132)	(137,656)	(57,156)	(236,573)
Income (loss) from continuing operations, net of provision (benefit) for income taxes	(37,161)	7,558	(121,287)	(53,390)	(204,280)
Loss from discontinued operations net of provision for income taxes	(7,458)	(9,708)	(10,716)	(60,659)	(88,541)

Net loss	(44,619)	(2,150)	(132,003)	(114,049)	(292,821)
Less: Income attributable to noncontrolling interest	(271)	(311)	(296)	(317)	(1,195)

Net loss attributable to Willbros Group, Inc.	$(44,890)	$(2,461)	$(132,299)	$(114,366)	$(294,016)

Reconciliation of net income (loss) attributable to Willbros Group, Inc.
Income (loss) from continuing operations	$(37,432)	$7,247	$(121,583)	$(53,707)	$(205,475)
Loss from discontinued operations	(7,458)	(9,708)	(10,716)	(60,659)	(88,541)

Net loss attributable to Willbros Group, Inc.	$(44,890)	$(2,461)	$(132,299)	$(114,366)	$(294,016)

Basic income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$(0.79)	$0.15	$(2.56)	$(1.13)	$(4.33)
Loss from discontinued operations	(0.16)	(0.20)	(0.23)	(1.27)	(1.86)

Net loss	$(0.95)	$(0.05)	$(2.79)	$(2.40)	$(6.19)

Diluted income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$(0.79)	$0.15	$(2.56)	$(1.13)	$(4.33)
Loss from discontinued operations	(0.16)	(0.20)	(0.23)	(1.27)	(1.86)

Net loss	$(0.95)	$(0.05)	$(2.79)	$(2.40)	$(6.19)

Weighted average number of common shares outstanding
Basic	47,315,990	47,437,024	47,533,967	47,615,545	47,475,680
Diluted	47,315,990	47,776,439	47,533,967	47,615,545	47,475,680

Additional Notes:

•

During the quarter ended December 31, 2011, the Company completed the sale of InterCon within the Utility T&D segment. As a result, the Company recognized a loss of $2,381 (net of tax) on the sale, which is included in the loss from discontinued operations. In addition, the first three quarters in 2011 above have been reclassified to present this subsidiary’s results within discontinued operations.

•	During the quarter ended December 31, 2011, the Company recorded a non-cash, pre-tax charge of $35,032 for impairment of goodwill.

•

The Company recorded adjustments during the year ended December 31, 2011 to correct errors related to income taxes and revenue for years preceding 2011. The tax adjustments related to errors in the calculation of the income tax provision and the over-accrual of interest associated with uncertain tax positions for the years 2007 through 2010. Revenue was overstated as a result of the use of incorrect data for two contracts in the Company’s Downstream Oil & Gas segment in 2010. The net impact of these adjustments was a decrease to the income tax benefit from continuing operations in the amount of $333 and an increase to net loss in the amount of $333 for the quarter ended December 31, 2011. These adjustments did not have any impact on pre-tax loss or on the Company’s loss from discontinued operations for the quarter ended December 31, 2011. The Company does not believe these adjustments are material individually or in the aggregate to its unaudited condensed consolidated financial statements for the quarter ended December 31, 2011

•

During the quarter ended December 31, 2011, the Company recorded $55,500 in charges related to the settlement agreement with the WAGP project litigation. Such charges are included in the line item “Loss from discontinued operations, net of provision for income taxes”.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

18. Quarterly Financial Data (Unaudited) (continued)

The following tables summarize the impact of the restatement, as well as the impact of the reclassification of the Company’s Canadian cross-country pipeline construction operations and the assets and operations of InterCon as discontinued operations, on the Company’s unaudited condensed consolidated balance sheets for the quarterly periods in 2011.

	Quarter Ended March 31, 2011
	As Previously Reported	Discontinued Operations and Other	Restatement Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$79,289	$(11,025)	$—	$68,264
Accounts receivable, net	361,315	(47,815)	—	313,500
Contract cost and recognized income not yet billed	62,163	(8,139)	—	54,024
Prepaid expenses and other assets	43,144	(585)	—	42,559
Parts and supplies inventories	13,281	(37)	—	13,244
Deferred income taxes	11,004	—	—	11,004
Assets held for sale	12,522	90,044	—	102,566

Total current assets	582,718	22,443	—	605,161

Property, plant and equipment, net	216,367	(22,443)	—	193,924
Goodwill	202,665	—	(15,457)	187,208
Other intangible assets, net	191,577	—	—	191,577
Deferred income taxes	18,249	—	—	18,249
Other assets	57,467	—	—	57,467

Total assets	$1,269,043	$—	$(15,457)	$1,253,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$289,131	$(51,167)	$—	$237,964
Contract billings in excess of cost and recognized income	15,188	(767)	—	14,421
Short-term borrowings under revolving credit facility	59,357	(59,357)	—	—
Current portion of capital lease obligations	3,078	(2)	—	3,076
Notes payable and current portion of other long-term debt	12,009	—	—	12,009
Current portion of government obligations	6,575	—	—	6,575
Accrued income taxes	1,055	—	—	1,055
Other current liabilities	3,605	—	—	3,605
Liabilities held for sale	279	51,936	—	52,215

Total current liabilities	390,277	(59,357)	—	330,920
Long-term debt	278,528	59,357	—	337,885
Capital lease obligations	2,240	—	—	2,240
Contingent earnout	4,000	—	—	4,000
Long-term liabilities for unrecognized tax benefits	5,040	—	—	5,040
Deferred income taxes	77,307	—	(15,736)	61,571
Other long-term liabilities	31,117	—	—	31,117

Total liabilities	788,509	—	(15,736)	772,773

Total stockholders’ equity	480,534	—	279	480,813

Total liabilities and stockholders’ equity	$1,269,043	$—	$(15,457)	$1,253,586

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

18. Quarterly Financial Data (Unaudited) (continued)

	Quarter Ended June 30, 2011
	As Previously Reported	Discontinued Operations and Other	Restatement Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$93,638	$29	$—	$93,667
Accounts receivable, net	304,533	(11,960)	—	292,573
Contract cost and recognized income not yet billed	36,127	(749)	—	35,378
Prepaid expenses and other assets	52,470	(882)	—	51,588
Parts and supplies inventories	9,694	—	—	9,694
Deferred income taxes	16,331	—	1,151	17,482
Assets held for sale	53,618	26,204	—	79,822

Total current assets	566,411	12,642	1,151	580,204

Property, plant and equipment, net	193,882	(12,642)	—	181,240
Goodwill	202,714	—	(15,457)	187,257
Other intangible assets, net	187,720	—	—	187,720
Deferred income taxes	—	—	—	—
Other assets	44,416	—	—	44,416

Total assets	$1,195,143	$—	$(14,306)	$1,180,837

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$260,052	$(5,930)	$—	$254,122
Contract billings in excess of cost and recognized income	18,870	(186)	—	18,684
Short-term borrowings under revolving credit facility	59,357	(59,357)	—	—
Current portion of capital lease obligations	2,756	—	—	2,756
Notes payable and current portion of other long-term debt	16,461	—	—	16,461
Current portion of government obligations	—	—	—	—
Accrued income taxes	3,378	—	—	3,378
Other current liabilities	750	—	—	750
Liabilities held for sale	29,644	6,116	—	35,760

Total current liabilities	391,268	(59,357)	—	331,911
Long-term debt	236,907	59,357	—	296,264
Capital lease obligations	2,402	—	—	2,402
Contingent earnout	4,000	—	—	4,000
Long-term liabilities for unrecognized tax benefits	4,796	—	—	4,796
Deferred income taxes	45,089	—	(15,457)	29,632
Other long-term liabilities	32,557	—	—	32,557

Total liabilities	717,019	—	(15,457)	701,562

Total stockholders’ equity	478,124	—	1,151	479,275

Total liabilities and stockholders’ equity	$1,195,143	$—	$(14,306)	$1,180,837

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

18. Quarterly Financial Data (Unaudited) (continued)

	Quarter Ended September 30, 2011
	As Previously Reported	Discontinued Operations and Other	Restatement Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$68,333	$267	$—	$68,600
Accounts receivable, net	345,441	(14,013)	—	331,428
Contract cost and recognized income not yet billed	36,266	(746)	—	35,520
Prepaid expenses and other assets	37,944	(679)	—	37,265
Parts and supplies inventories	9,366	—	—	9,366
Deferred income taxes	9,146	—	1,151	10,297
Assets held for sale	48,995	26,351	—	75,346

Total current assets	555,491	11,180	1,151	567,822

Property, plant and equipment, net	180,653	(11,180)	—	169,473
Goodwill	67,632	—	(24,737)	42,895
Other intangible assets, net	183,848	—	—	183,848
Deferred income taxes	3,457	13,300	(16,757)	—
Other assets	44,929	—	—	44,929

Total assets	$1,036,010	$13,300	$(40,343)	$1,008,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$253,884	$—	$—	$253,884
Contract billings in excess of cost and recognized income	21,147	—	—	21,147
Short-term borrowings under revolving credit facility	59,357	(59,357)	—	—
Current portion of capital lease obligations	3,033	—	—	3,033
Notes payable and current portion of other long-term debt	521	—	—	521
Current portion of government obligations	—	—	—	—
Accrued income taxes	3,498	—	—	3,498
Other current liabilities	32,526	—	—	32,526
Liabilities held for sale	1,893	—	—	1,893

Total current liabilities	375,859	(59,357)	—	316,502
Long-term debt	230,569	59,357	—	289,926
Capital lease obligations	3,617	—	—	3,617
Contingent earnout	—	—	—	—
Long-term liabilities for unrecognized tax benefits	4,645	—	—	4,645
Deferred income taxes	15,226	13,300	(20,464)	8,062
Other long-term liabilities	43,346	—	—	43,346

Total liabilities	673,262	13,300	(20,464)	666,098

Total stockholders’ equity	362,748	—	(19,879)	342,869

Total liabilities and stockholders’ equity	$1,036,010	$13,300	$(40,343)	$1,008,967

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

18. Quarterly Financial Data (Unaudited) (continued)

Selected unaudited quarterly financial information for the year ended December 31, 2010 is also presented below which reflects the impact of the reclassification of the Company’s Canadian cross-country pipeline construction operations and the assets and operations of Intercon as discontinued operations.

Year 2010 Quarter Ended	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	Total 2010
Contract revenue	$138,025	$247,271	$387,149	$352,627	$1,125,072
Contract income	6,953	43,347	58,193	21,247	129,740
Income (loss) from continuing operations before income taxes	(18,609)	17,225	35,031	(80,516)	(46,869)
Income (loss) from continuing operations net of provision for income taxes	(10,862)	11,180	37,659	(53,798)	(15,821)
Loss from discontinued operations net of provision for income taxes	(2,186)	(2,198)	(1,958)	(13,666)	(20,008)

Net income (loss)	(13,048)	8,982	35,701	(67,464)	(35,829)
Less: Income attributable to noncontrolling interest	(256)	(353)	(293)	(305)	(1,207)

Net income (loss) attributable to Willbros Group, Inc.	$(13,304)	$8,629	$35,408	$(67,769)	$(37,036)

Reconciliation of net income (loss) attributable to Willbros Group, Inc.
Income (loss) from continuing operations	$(11,118)	$10,827	$37,366	$(54,103)	$(17,028)
Loss from discontinued operations	(2,186)	(2,198)	(1,958)	(13,666)	(20,008)

Net income (loss) attributable to Willbros Group, Inc.	$(13,304)	$8,629	$35,408	$(67,769)	$(37,036)

Basic income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$(0.29)	$0.28	$0.80	$(1.15)	$(0.40)
Loss from discontinued operations	(0.06)	(0.06)	(0.04)	(0.29)	(0.47)

Net income (loss)	$(0.35)	$0.22	$0.76	$(1.44)	$(0.87)

Diluted income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$(0.29)	$0.27	$0.74	$(1.15)	$(0.40)
Loss from discontinued operations	(0.06)	(0.05)	(0.04)	(0.29)	(0.47)

Net income (loss)	$(0.35)	$0.22	$0.70	$(1.44)	$(0.87)

Weighted average number of common shares outstanding
Basic	38,942,133	39,018,105	46,997,431	47,099,756	43,013,934
Diluted	38,942,133	44,178,072	52,154,029	47,099,756	43,013,934

Additional Notes:

•	During the quarter ended September 30, 2010, the Company recorded a $45,340 adjustment to the estimated fair value of the contingent earnout liability.

•	During the quarter ended September 30, 2010, the Company recorded a non-cash pre-tax charge of $12,000 for estimated impairment of goodwill.

•

During the quarter ended December 31, 2010, the Company classified its Libyan operations as discontinued operations. Accordingly, the Libyan results of operations have been reclassified to discontinued operations for all periods presented.

•	During the quarter ended December 31, 2010, the Company recorded a non-cash pre-tax charge of $48,000 for impairment of goodwill.

19. Other Charges

In December 2011, the Company incurred other charges of $105 which directly related to headcount reduction costs incurred and paid during the year. In December 2010, the Company closed its Seattle administrative offices in order to fully integrate InfrastruX, which was acquired in July 2010. In connection with this office closure, the Company incurred $2,473 and $165 of other charges related to severance and accelerated vesting of stock awards, respectively.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

19. Other Charges (continued)

The table below summarizes all charges included in “Other charges” in the Consolidated Statements of Operations:

	Year Ended December 31,
	2011	2010	2009
Employee severance	$105	$2,731	$5,843
Lease abandonments	—	594	3,169
Accelerated vesting of stock awards	—	446	3,682

Total other charges	$105	$3,771	$12,694

Other charges incurred during 2011, 2010 and 2009 include $0, $0 and $7,217, respectively, related to corporate operations and have been allocated to the Company’s business segments based on a percentage of total revenue. The accrual at December 31, 2011, for carrying costs of the abandoned lease space totaled $197 which consists of $53 in “Other current liabilities” and $144 in “Other long-term liabilities” on the Consolidated Balance Sheets. The estimated carrying cost of the abandoned lease space was based on an assessment of applicable commercial real estate markets. There may be a significant fluctuation in the estimated costs to the extent the evaluation of the facts, circumstances and expectations change. The principal variables in estimating the carrying costs are the length of time required to sublease the space, the sublease rate and expense for inducements (e.g., rent abatement and tenant improvement allowance) that may be offered to a prospective sublease tenant. While the Company believes this accrual is adequate, it is subject to adjustment as conditions change. The Company will continue to evaluate the adequacy of the accrual and will make the necessary changes to the accrual as conditions warrant. Activity in the accrual related to other charges for the year ended December 31, 2011 is as follows:

	Employee Termination and Other Benefits	Non- Cancelable Lease and Other Contractual Obligations	Total
Accrued cost at December 31, 2010	$3,046	$989	$4,035
Costs recognized during 2011	105	—	105
Cash payments	(3,098)	(841)	(3,939)
Non-cash charges (1)	—	(4)	(4)
Change in estimates	—	—	—

Accrued cost at December 31, 2011	$53	$144	$197

(1)	Non-cash charges consist of $4 of accretion expense.

20. Discontinuance of Operations, Held for Sale Operations, Asset Disposals and Transition Services Agreement

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

In April 2011, as part of its ongoing strategic evaluation of operations, the Company made the decision to exit the Canadian cross-country pipeline construction market and dispose of the related business.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

20. Discontinuance of Operations, Held for Sale Operations, Asset Disposals and Transition Services Agreement (continued)

In October 2011, as part of its ongoing strategic evaluation of operations, the Company approved the sale of InterCon, within the Utility T&D segment.

Nigeria Assets and Nigeria-Based Operations

Share Purchase Agreement, Litigation and Settlement

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

Approximately one year after the sale of the Nigeria assets and operations, WGHI received its first notification asserting various rights under one of the outstanding parent guarantees. On February 1, 2008, WWAI, the Ascot company performing the West African Gas Pipeline (“WAGP”) contract, received a letter from West African Gas Pipeline Company Limited (“WAPCo”), the owner of WAGP, wherein WAPCo gave written notice alleging that WWAI was in default under the WAGP contract, as amended, and giving WWAI a brief cure period to remedy the alleged default. The Company understands that WWAI responded by denying being in breach of its WAGP contract obligations, and apparently also advised WAPCo that WWAI “requires a further $55,000, without which it will not be able to complete the work which it had previously undertaken to perform.” The Company understands that, on February 27, 2008, WAPCo terminated the WAGP contract for the alleged continuing non-performance of WWAI.

Also, in February 2008, WGHI received a letter from WAPCo reminding WGHI of its parent guarantee on the WAGP contract and requesting that WGHI remedy WWAI’s default under that contract, as amended. WGHI responded to WAPCo, consistent with its earlier communications, that, for a variety of legal, contractual, and other reasons, it did not consider the prior WAGP contract parent guarantee to have continued application. In February 2009, WGHI received another letter from WAPCo formally demanding that WGHI pay all sums payable in consequence of the non-performance by WWAI with WAPCo and stating that quantification of that amount would be provided sometime in the future when the work was completed. In spite of this letter, the Company continued to believe that the parent guarantee was not valid. WAPCo disputed WGHI’s position that it is no longer bound by the terms of WGHI’s prior parent guarantee of the WAGP contract and reserved all its rights in that regard.

On February 15, 2010, WGHI received a letter from attorneys representing WAPCo seeking to recover from WGHI under its prior WAGP contract parent company guarantee for losses and damages allegedly incurred by WAPCo in connection with the alleged non-performance of WWAI under the WAGP contract. The letter purported to be a formal notice of a claim for purposes of the Pre-Action Protocol for Construction and Engineering Disputes under the rules of the High Court in London, England. The letter claimed damages in the amount of $264,834. At February 7, 2007, when WGHI sold its Nigeria assets and operations to

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

20. Discontinuance of Operations, Held for Sale Operations, Asset Disposals and Transition Services Agreement (continued)

Ascot, the total WAGP contract value was $165,300 and the WAGP project was estimated to be approximately 82.0 percent complete. The remaining costs to complete the project at that time were estimated at slightly under $30,000.

On August 2, 2010, the Company received notice that WAPCo had filed suit against WGHI under English law in the London High Court on July 30, 2010, for the sum of $273,386 plus interest and costs. The amount claimed was subsequently amended to $273,650 plus costs and interest.

On March 29, 2012, WGHI and WGI entered into a settlement agreement with WAPCo to settle the litigation (the “Settlement Agreement”). The Settlement Agreement provides that WGHI will make payments to WAPCo over a period of six years totaling $55,500 as follows:

During 2012:

$4,000 on March 31;

$4,000 on June 30;

$4,000 on September 30; and

$2,000 on December 31.

During 2013:

$2,500 on June 30; and

$2,500 on December 31.

During 2014:

$3,750 on June 30; and

$3,750 on December 31.

During 2015:

$4,000 on June 30; and

$4,000 on December 31.

During 2016:

$5,000 on June 30; and

$5,000 on December 31.

During 2017:

$5,500 on June 30; and

$5,500 on December 31.

The Settlement Agreement also provides that the payments due in the years 2015, 2016 and 2017 may be accelerated and become payable in whole or in part within 21 days after filing of the Company’s third quarter results in 2014 in the event the Company achieves a leverage ratio of debt to EBITDA of 2.25 to 1.00 or less or certain other metrics (the “Acceleration Metrics”). In the event the Acceleration Metrics applied during 2014 do not result in payment of the entire outstanding sum, the Acceleration Metrics are applied again in each subsequent year and may result in the acceleration of all or some of the remaining payments in each of those years.

WGI and WGHI are jointly and severally liable for payment of the amount due to WAPCo under the Settlement Agreement. WGHI and WGI are subject to a penalty rate of interest and collection efforts in the London court in the event they fail to meet any of the payments required by the Settlement Agreement. Under the Settlement Agreement, WGHI forgoes any right to pursue Ascot and Berkeley for indemnity under the Indemnity Agreement related to the WAGP contract unless they assert a claim against WGHI.

The Company currently has no employees working in Nigeria and has no intention of returning to Nigeria.

Letters of Credit

At the time of the February 7, 2007 sale of its Nigeria assets and operations, the Company had four letters of credit outstanding totaling $20,322 associated with Discontinued Operations (the “Discontinued LC’s”). In accordance with FASB’s standard on guarantees, a liability was recognized for $1,575 related to the letters of credit. This liability was released as each of the Discontinued LC’s was released or expired and the Company was relieved of its risk related to the Discontinued LC’s. During the twelve months ended December 31, 2008, two Discontinued LC’s in the aggregate amount of $19,759 expired resulting in the release of the associated liability and recognition of $1,543 of additional cumulative gain on the sale of Nigeria assets and operations. The remaining Discontinued LC in the amount of $123 expired on February 28, 2009. As of December 31, 2010 and 2011, none of the Discontinued LC’s remained issued and outstanding.

Transition Services Agreement

Concurrent with the Nigeria sale, the Company entered into a two-year Transition Services Agreement (“TSA”) with Ascot. Under the agreement, the Company was primarily providing labor in the form of seconded employees to work under the direction of Ascot along with specifically defined work orders for services generally covered in the TSA. Ascot agreed to reimburse the Company for these services. For the years ended December 31, 2010 and 2011, these reimbursable contract costs totaled approximately $0 and $0, respectively.

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

Residual Equipment in Nigeria

In conjunction with the TSA, the Company made available certain equipment to Ascot for use in Nigeria and at times, in Benin, Togo and Ghana. This equipment was not sold to Ascot under the Agreement. The Company’s net book value for the equipment in West Africa at December 31, 2010 and 2011 was $0 and $0, respectively. The majority of this equipment, which is comprised primarily of construction equipment, rolling stock and generator sets was redeployed to the Company’s operations in Oman. The remainder was used in exchange for equipment owned by Ascot and needed by the Company’s North American operations.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

20. Discontinuance of Operations, Held for Sale Operations, Asset Disposals and Transition Services Agreement (continued)

On February 7, 2009, the Company reached a final settlement with Ascot on the equipment exchange and the Company no longer owns any equipment in West Africa.

Business Disposals

Venezuela

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

InterCon

On October 11, 2011, the Company completed the sale of all assets and operations of InterCon, which was deemed to be a non-strategic subsidiary within the Utility T&D segment. The Company received total compensation of $18,749 in cash and $250 in the form of an escrow deposit from the buyer, to be paid in full on or before October 11, 2012. As a result of this transaction, the Company recorded a loss on sale of $2,381 to discontinued operations, net of tax.

Discontinued Operations

Condensed Statements of Operations of the Discontinued Operations for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Year Ended December 31, 2011
	Canada	Libya	WAGP	Other	InterCon	Total
Revenue	$136,036	$—	$—	$—	$42,826	$178,862

Operating loss	(18,589)	(487)	(71,858)	—	(5,326)	(96,260)
Pre-tax loss	(18,484)	(487)	(71,858)	—	(5,329)	(96,158)
Benefit for taxes	(6,548)	—	—	—	(1,069)	(7,617)

Net loss	(11,936)	(487)	(71,858)	—	(4,260)	(88,541)

	Year Ended December 31, 2010
	Canada	Libya	WAGP	Other	InterCon	Total
Revenue	$36,164	$154	$—	$—	$31,176	$67,494

Operating loss	(21,791)	(3,174)	(2,044)	(1)	1,422	(25,588)
Pre-tax income (loss)	(21,322)	(3,177)	(2,045)	(50)	1,484	(25,110)
Provision (benefit) for taxes	(5,655)	—	—	—	553	(5,102)

Net loss	(15,667)	(3,177)	(2,045)	(50)	931	(20,008)

	Year Ended December 31, 2009
	Canada	Libya	WAGP	Other	InterCon	Total
Revenue	$73,964	$45	$—	$—	$—	$74,009

Operating income (loss)	4,049	(3,114)	—	(2,086)	—	(1,151)
Pre-tax income (loss)	4,036	(3,113)	—	(1,349)	—	(426)
Provision for taxes	1,206	3	—	149	—	1,358

Net income (loss)	2,830	(3,116)	—	(1,498)	—	(1,784)

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

20. Discontinuance of Operations, Held for Sale Operations, Asset Disposals and Transition Services Agreement (continued)

Condensed Balance Sheets of the Discontinued Operations are as follows:

	December 31, 2011
	Canada	Libya	WAGP	Other	InterCon	Total
Total assets	$27,917	$90	$—	$1	$—	$28,008
Total liabilities	11,782	(7)	57,715	—	—	69,490

Net assets (liabilities) of discontinued operations	16,135	97	(57,715)	1	—	(41,482)

	December 31, 2010
	Canada	Libya	WAGP	Other	InterCon	Total
Total assets	$47,780	$240	$1	$—	$22,848	$70,869
Total liabilities	27,224	(7)	331	—	3,877	31,425

Net assets (liabilities) of discontinued operations	20,556	247	(330)	—	18,971	39,444

21. Condensed Consolidating Guarantor Financial Statements

Willbros Group, Inc. (the “Parent”) and its 100% owned U.S. subsidiaries (the “Guarantors”) may fully and unconditionally guarantee, on a joint and several basis, the obligations of the Company under debt securities that it may issue pursuant to a universal shelf registration statement on Form S-3 filed by the Company with the SEC. There are currently no restrictions on the ability of the Guarantors to transfer funds to the Parent in the form of cash dividends or advances. Condensed consolidating financial information for a) the Parent, b) the Guarantors and c) all other direct and indirect subsidiaries (the “Non-Guarantors”) as of December 31, 2011 and December 31, 2010 and for the years ended December 31, 2011, 2010 and 2009 follows.

Condensed consolidating financial information for a) the Parent, b) the Guarantors and c) the Non-Guarantors at December 31, 2010 and for the years ended December 31, 2010 and 2009 have been revised to properly reflect certain errors in Guarantor and Non-Guarantor financial information previously presented, to properly reflect certain errors in intercompany transactions previously presented, as well as, to properly present non-controlling interest within the “Eliminations” column under the equity method of accounting. Such adjustments increased total assets $22,800 for the Parent at December 31, 2010, decreased total assets $52,900 for the Guarantors at December 31, 2010 and increased total assets $64,000 for the Non-Guarantors at December 31, 2010. Offsetting revisions were made to the Eliminations column. Such adjustments also decreased pre-tax income (loss) $41,600 and increased pre-tax income (loss) $37,400 for the Guarantors for the years ended December 31, 2010 and 2009, respectively, and increased pre-tax income (loss) $40,400 and decreased pre-tax income (loss) $39,200 for the Non-Guarantors for the years ended December 31, 2010 and 2009, respectively. Offsetting revisions were made to the Eliminations column. Additionally, for the Parent, such adjustments decreased operating cash flows $23,000, increased investing cash flows $10,400 and increased financing cash flows $12,600 for the year ended December 31, 2010 and increased operating cash flows $5,800 and decreased financing cash flows $5,800 for the year ended December 31, 2009. For the Guarantors, such adjustments decreased operating cash flows $55,500, increased investing cash flows $17,300 and increased financing cash flows $39,400 for the year ended December 31, 2010 and increased operating cash flows $152,200, decreased investing cash flows $4,400 and decreased financing cash flows $222,400 for the year ended December 31, 2009. Finally, for the Non-Guarantors, such adjustments increased operating cash flows $78,600, decreased investing cash flows $27,700 and decreased financing cash flows $52,100 for the year ended December 31, 2010 and decreased

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

21. Condensed Consolidating Guarantor Financial Statements (continued)

operating cash flows $158,000, increased investing cash flows $4,400 and increased financing cash flows $228,300 for the year ended December 31, 2009. These revisions had no impact on the Company’s consolidated results of operations, financial position and cash flows for all periods presented.

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$188	$27,885	$30,613	$—	$58,686
Accounts receivable, net	109	249,126	52,280	—	301,515
Contract cost and recognized income not yet billed	—	36,443	647	—	37,090
Prepaid expenses and other assets	14,960	21,094	7,502	(427)	43,129
Parts and supplies inventories	—	7,553	4,340	—	11,893
Deferred income taxes	3,001	8,351	(1,156)	(8,351)	1,845
Assets held for sale	—	—	32,758	—	32,758
Receivables from affiliated companies	444,106	77,068	—	(521,174)	—

Total current assets	462,364	427,520	126,984	(529,952)	486,916
Deferred income taxes	103,326	—	33	(103,359)	—
Property, plant and equipment, net	—	147,969	18,506	—	166,475
Goodwill	—	8,067	—	—	8,067
Other intangible assets, net	—	179,916	—	—	179,916
Investment in subsidiaries	29,860	—	—	(29,860)	—
Other assets	189	19,519	689	—	20,397

Total assets	$595,739	$782,991	$146,212	$(663,171)	$861,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$32,050	$—	$—	$(427)	$31,623
Accounts payable and accrued liabilities	57	195,087	26,413	—	221,557
Contract billings in excess of cost and recognized income	—	16,145	1,855	—	18,000
Current portion of capital lease obligations	—	2,822	(4)	—	2,818
Accrued income taxes	11,325	—	2,009	(8,351)	4,983
Other current liabilities	207	1,105	6,163	—	7,475
Current portion of settlement obligation of discontinued operations	—	—	14,000	—	14,000
Liabilities held for sale	—	—	13,990	—	13,990
Payables to affiliated companies	318,683	37,039	165,452	(521,174)	—

Total current liabilities	362,322	252,198	229,878	(529,952)	314,446
Long-term debt	—	230,707	—	—	230,707
Capital lease obligations	—	3,648	(2)	—	3,646
Contingent earnout	—	—	—	—	—
Long-term liabilities for unrecognized tax benefits	1,839	—	2,191	—	4,030
Long term portion of settlement obligation of discontinued operations	—	—	41,500	—	41,500
Deferred income taxes	—	105,095	1,258	(103,359)	2,994
Other long-term liabilities	—	31,934	936	—	32,870

Total liabilities	364,161	623,582	275,761	(633,311)	630,193
Stockholders’ equity:
Total stockholders’ equity	231,578	159,409	(129,549)	(29,860)	231,578

Total liabilities and stockholders’ equity	$595,739	$782,991	$146,212	$(663,171)	$861,771

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

21. Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2010 (As Revised)
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$60,483	$73,822	$—	$134,305
Accounts receivable, net	820	246,605	50,856	—	298,281
Contract cost and recognized income not yet billed	—	21,153	2,579	—	23,732
Prepaid expenses and other assets	18,490	35,478	543	—	54,511
Parts and supplies inventories	—	5,068	5,003	—	10,071
Deferred income taxes	11,004	—	—	—	11,004
Assets held for sale	—	32,014	52,154	—	84,168
Receivables from affiliated companies	183,451	18,706	—	(202,157)	—

Total current assets	213,765	419,507	184,957	(202,157)	616,072
Deferred income taxes	63,169	—	16	(46,615)	16,570
Property, plant and equipment, net	—	175,606	28,585	—	204,191
Goodwill	—	185,222	11,074	—	196,296
Other intangible assets, net	—	195,457	—	—	195,457
Investment in subsidiaries	350,062	—	—	(350,062)	—
Other assets	80	42,225	(546)	—	41,759

Total assets	$627,076	$1,018,017	$224,086	$(598,834)	$1,270,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$58,671	$12,923	$—	$—	$71,594
Accounts payable and accrued liabilities	638	149,680	34,260	—	184,578
Contract billings in excess of cost and recognized income	—	14,830	28	—	14,858
Current portion of government obligations	—	—	6,575	—	6,575
Current portion of capital lease obligations	—	5,237	129	—	5,366
Accrued income taxes	8,495	1	2,230	(8,370)	2,356
Other current liabilities	1,688	1,106	2,038	—	4,832
Liabilities held for sale	—	3,877	27,548	—	31,425
Payables to affiliated companies	—	—	202,157	(202,157)	—

Total current liabilities	69,492	187,654	274,965	(210,527)	321,584
Long-term debt	32,054	273,173	—	—	305,227
Capital lease obligations	—	5,523	218	—	5,741
Contingent earnout	—	10,000	—	—	10,000
Long-term liabilities for unrecognized tax benefits	1,990	—	2,876	—	4,866
Deferred income taxes	—	96,725	2,083	(38,245)	60,563
Other long-term liabilities	—	38,743	81	—	38,824

Total liabilities	103,536	611,818	280,223	(248,772)	746,805
Stockholders’ equity:
Total stockholders’ equity	523,540	406,199	(56,137)	(350,062)	523,540

Total liabilities and stockholders’ equity	$627,076	$1,018,017	$224,086	$(598,834)	$1,270,345

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

21. Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	$000,00.00	$000,00.00	$000,00.00	$000,00.00	$000,00.00
	Year Ended December 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Contract revenue	$—	$1,387,520	$227,520	$—	$1,615,040
Operating expenses:
Contract	—	1,271,162	201,258	—	1,472,420
Amortization of intangibles	—	15,681	—	—	15,681
General and administrative	2,808	128,558	3,379	—	134,745
Goodwill impairment	—	167,753	10,822	—	178,575
Settlement of project dispute	—	8,236	—	—	8,236
Changes in fair value of contingent earnout	—	(10,000)	—	—	(10,000)
Acquisition costs	—	—	—	—	—
Other charges	—	105	—	—	105

Operating income (loss)	(2,808)	(193,975)	12,061	—	(184,722)

Other income (expense):
Equity in loss of consolidated subsidiaries	(320,202)	—	(1,195)	321,397	—
Interest expense, net	(3,240)	(41,911)	34	—	(45,117)
Loss on early extinguishment of debt	—	(6,304)	—	—	(6,304)
Other, net	(212)	(334)	116	—	(430)

Income (loss) from continuing operations before income taxes	(326,462)	(242,524)	11,016	321,397	(236,573)
Provision (benefit) for income taxes	(32,446)	5	148	—	(32,293)

Income (loss) from continuing operations	(294,016)	(242,529)	10,868	321,397	(204,280)
Income (loss) from discontinued operations net of provision for income taxes	—	(4,261)	(84,280)	—	(88,541)

Net income (loss)	(294,016)	(246,790)	(73,412)	321,397	(292,821)
Less: Income attributable to noncontrolling interest	—	—	—	(1,195)	(1,195)

Net income (loss) attributable to Willbros Group, Inc.	$(294,016)	$(246,790)	$(73,412)	$320,202	$(294,016)

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

21. Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Contract revenue	$—	$893,369	$231,703	$—	$1,125,072
Operating expenses:
Contract	—	795,532	199,800	—	995,332
Amortization of intangibles	—	9,724	—	—	9,724
General and administrative	32,059	67,993	12,319	—	112,371
Goodwill impairment	—	60,000	—	—	60,000
Settlement of project dispute		—	—	—	—
Changes in fair value of contingent earnout	—	(45,340)	—	—	(45,340)
Acquisition costs	—	10,055	—	—	10,055
Other charges	—	3,771	—	—	3,771

Operating income (loss)	(32,059)	(8,366)	19,584	—	(20,841)

Other income (expense):
Equity in loss of consolidated subsidiaries	(37,303)	—	(1,207)	38,510	—
Interest expense, net	(7,755)	(20,065)	143	—	(27,677)
Loss on early extinguishment of debt	—	—	—	—	—
Other, net	4	828	817	—	1,649

Income (loss) from continuing operations before income taxes	(77,113)	(27,603)	19,337	38,510	(46,869)
Provision (benefit) for income taxes	(40,077)	5,928	3,101	—	(31,048)

Income (loss) from continuing operations	(37,036)	(33,531)	16,236	38,510	(15,821)
Income (loss) from discontinued operations net of provision for income taxes	—	1,484	(21,492)	—	(20,008)

Net income (loss)	(37,036)	(32,047)	(5,256)	38,510	(35,829)
Less: Income attributable to noncontrolling interest	—	—	—	(1,207)	(1,207)

Net income (loss) attributable to Willbros Group, Inc.	$(37,036)	$(32,047)	$(5,526)	$37,303	$(37,036)

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

21. Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Contract revenue	$—	$937,713	$248,096	$—	$1,185,809
Operating expenses:
Contract	—	835,553	210,591	—	1,046,144
Amortization of intangibles	—	6,391	124	—	6,515
General and administrative	26,173	35,626	18,172	—	79,971
Goodwill impairment	—	—	—	—	—
Settlement of project dispute	—	—	—	—	—
Changes in fair value of contingent earnout	—	—	—	—	—
Acquisition costs	—	2,499	—	—	2,499
Other charges	—	12,694	—	—	12,694

Operating income (loss)	(26,173)	44,950	19,209	—	37,986

Other income (expense):
Equity in loss of consolidated subsidiaries	59,927	—	(1,817)	(58,110)	—
Interest expense, net	(6,803)	(908)	(649)	—	(8,360)
Loss on early extinguishment of debt	—	—	—	—	—
Other, net	—	(634)	(40)	—	(674)

Income (loss) from continuing operations before income taxes	26,951	43,408	16,703	(58,110)	28,952
Provision (benefit) for income taxes	9,128	(5,031)	3,431	—	7,528

Income (loss) from continuing operations	17,823	48,439	13,272	(58,110)	21,424
Income (loss) from discontinued operations net of provision for income taxes	—	—	(1,784)	—	(1,784)

Net income (loss)	17,823	48,439	11,488	(58,110)	19,640
Less: Income attributable to noncontrolling interest	—	—	—	(1,817)	(1,817)

Net income (loss) attributable to Willbros Group, Inc.	$17,823	$48,439	$11,488	$(59,927)	$17,823

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

21. Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities of continuing operations	$7,180	$73,335	$(32,665)	$—	$47,850
Cash flows from operating activities of discontinued operations	—	—	(36,137)	—	(36,137)
Cash flows from investing activities	—	(4,372)	62,748	—	58,376
Cash flows from financing activities	(6,992)	(101,561)	(38,743)	—	(147,296)
Effect of exchange rate changes on cash and cash equivalents	—	—	(449)	—	(449)

Net increase (decrease) in cash and cash equivalents	188	(32,598)	(45,246)	—	(77,656)
Cash and cash equivalents of continuing operations at beginning of period (12/31/10)	19,477	54,085	60,743	—	134,305
Cash and cash equivalents of discontinued operations at beginning of period (12/31/10)	—	—	6,796	—	6,796

Cash and cash equivalents at beginning of period (12/31/10)	19,477	54,085	67,539	—	141,101
Cash and cash equivalents at end of period	19,665	21,487	22,293	—	63,445
Less: cash and cash equivalents of discontinued operations at end of period (12/31/11)	—	—	(4,759)	—	(4,759)

Cash and cash equivalents of continuing operations at end of period (12/31/11)	$19,665	$21,487	$17,534	$—	$58,686

	Year Ended December 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities of continuing operations	$(40,161)	$55,218	$25,298	$—	$40,355
Cash flows from operating activities of discontinued operations	—	656	5,860	—	6,516
Cash flows from investing activities	—	(383,572)	(21,079)	—	(404,651)
Cash flows from financing activities	34,698	255,574	7,523	—	297,795
Effect of exchange rate changes on cash and cash equivalents	—	—	2,402	—	2,402

Net increase (decrease) in cash and cash equivalents	(5,463)	(72,124)	20,004	—	(57,583)
Cash and cash equivalents of discontinuing operations at beginning of period (12/31/09)	24,940	126,209	45,754	—	196,903
Cash and cash equivalents of discontinued operations at beginning of period (12/31/09)	—	—	1,781	—	1,781

Cash and cash equivalents at beginning of period (12/31/09)	24,940	126,209	47,535	—	198,684
Cash and cash equivalents at end of period (12/31/10)	19,477	54,085	67,539	—	141,101
Less: cash and cash equivalents of discontinued operations at end of period (12/31/10)	—	—	(6,796)	—	(6,796)

Cash and cash equivalents of continuing operations at end of period (12/31/10)	$19,477	$54,085	$60,743	$—	$134,305

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

21. Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities of continuing operations	$(99,895)	$169,598	$(10,733)	$—	$58,970
Cash flows from operating activities of discontinued operations	—	—	(11,666)	—	(11,666)
Cash flows from investing activities	—	(28,029)	(6,007)	—	(34,036)
Cash flows from financing activities	80,418	(134,515)	25,616	—	(28,481)
Effect of exchange rate changes on cash and cash equivalents	—	—	6,135	—	6,135

Net increase (decrease) in cash and cash equivalents	(19,477)	7,054	3,345	—	(9,078)
Cash and cash equivalents of continuing operations at beginning of period (12/31/08)	24,940	126,209	38,316	—	189,465
Cash and cash equivalents of discontinued operations at beginning of period (12/31/08)	—	—	18,297	—	18,297

Cash and cash equivalents at beginning of period (12/31/09)	24,940	126,209	56,613	—	207,762
Cash and cash equivalents at end of period	5,463	133,263	59,958	—	198,684
Less: cash and cash equivalents of discontinued operations at end of period (12/31/09)	—	—	(1,781)	—	(1,781)

Cash and cash equivalents of continuing operations at end of period (12/31/09)	$5,463	$133,263	$58,177	$—	$196,903

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an assessment, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of December 31, 2011. In light of the material weakness identified below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2011. To address the material weakness, the Company performed additional analyses and other post-closing procedures to ensure its consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). These additional analyses and procedures included, among other things: (i) expansion of the Company’s normal year-end closing and testing procedures and (ii) deployment of significant in-house and external resources to complete the Company’s income tax provision. Based on the additional procedures performed, management has determined that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2011 as a result of a material weakness in the accounting and disclosure of income taxes as described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness as of December 31, 2011.

As of December 31, 2011, we did not maintain effective controls over the completeness, accuracy and presentation of our accounting for income taxes, including the income tax provision and related income tax assets and liabilities. Specifically, we failed to correctly apply relevant accounting principles for the recognition and presentation of income taxes, failed to appropriately verify the data used in the preparation of the income tax provision and income tax reserve computations and failed to perform a timely review and approval of income tax schedules. As discussed in Notes 2 and 18 to the accompanying consolidated financial statements, these control deficiencies resulted in audit adjustments to the consolidated financial statements in 2011 and also resulted in the restatement of our unaudited quarterly financial information for the first, second and third quarters of 2011. Additionally, these control deficiencies, if not corrected, could result in a material misstatement of the income tax accounts that would result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. Therefore, we have concluded that these control deficiencies constitute a material weakness.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Remediation Plans for Material Weakness in Internal Control over Financial Reporting

In response to the identified material weakness in income taxes, our management, with oversight from the Company’s Audit Committee, has dedicated significant in-house and external resources to implement enhancements to the Company’s internal control over financial reporting so as to remediate the material weakness described above. These ongoing efforts are focused on (i) expanding our organization capabilities to improve our monitoring, communications, training and governance processes over income taxes, (ii) implementing process improvements to strengthen our internal control and monitoring activities over income taxes, and (iii) placement of additional staff to timely complete the Company’s income tax provision and related accounts, thus allowing for proper review and oversight.

The principal factors contributing to the material weakness in accounting for income taxes were as follows:

•	Incorrect application of the provisions of ASC 740 resulting in errors in the accounting for income taxes;

•	Improper verification of data used in tax provision and tax reserve computations; and

•	Insufficient or ineffective review and approval of income tax schedules resulting in errors not being prevented or detected in a timely manner.

In response to these contributing factors, our management has implemented or will implement the following remediation steps to enhance our internal controls over the calculation of the Company’s income tax provision and related balance sheet accounts:

•	The hiring of an experienced Tax Director to lead the Company’s tax department, with responsibility for direction and oversight of all income tax and other tax functions;

•

The enhancement of standardized documentation and processes in the income tax provision area, including the implementation of automated tax software, the completion of a Tax Basis Balance Sheet and the review and approval of related journal entries by experienced tax and finance personnel; and

•	The commitment to reevaluate existing roles and responsibilities within the tax function to ensure they are staffed by appropriate personnel.

Until the remediation steps set forth above are fully implemented, and concluded to be operating effectively, the material weakness described above will continue to exist.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December  31, 2011.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to the Company’s directors and corporate governance is incorporated herein by reference to the sections entitled “PROPOSAL ONE – ELECTION OF DIRECTORS” and “CORPORATE GOVERNANCE” in the Company’s definitive Proxy Statement for 2012 Annual Meeting of Stockholders (“Proxy Statement”). The information required by this item with respect to the Company’s executive officers is included in Item 4A of Part I of this Form 10-K. The information required by this item with respect to the Section 16 ownership reports is incorporated herein by reference to the section entitled “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Proxy Statement.

Code of Conduct

The Board of Directors has adopted both a code of business conduct and ethics for our directors, officers and employees and an additional separate code of ethics for our Chief Executive Officer and senior financial officers. This information is available on our website at http://www.willbros.com under the "Governance" caption on the "Investors" page. We intend to satisfy the disclosure requirements, including those of Item 406 of Regulation S-K, regarding certain amendments to, or waivers from, provisions of our code of business conduct and ethics and code of ethics for the Chief Executive Officer and senior financial officers by posting such information on our website. Additionally, our corporate governance guidelines and the charters of the Audit Committee, the Compensation Committee and the Nominating/Corporate Governance Committee of the Board of Directors are also available on our website. A copy of the codes, governance guidelines and charters will be provided to any of our stockholders upon request to: Secretary, Willbros Group, Inc., 4400 Post Oak Parkway, Suite 1000, Houston, Texas 77027.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements:

Our financial statements and those of our subsidiaries and independent registered public accounting firms’ reports are listed in Item 8 of this Form 10-K.

(2)	Financial Statement Schedule:

2011 Form 10-K Page(s)
Report of Independent Registered Public Accounting Firm (Grant Thornton LLP)	136
Schedule II – Consolidated Valuation and Qualifying Accounts	137

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

2.1	Agreement and Plan of Merger dated December 10, 2008, among Willbros Group, Inc., a Delaware corporation, Willbros Group, Inc., a Republic of Panama corporation, and Willbros Merger, Inc., a Delaware corporation (filed as Annex A to the proxy statement/prospectus included in our Registration Statement on Form S-4, Registration No. 333-155281).

2.2	Agreement and Plan of Merger dated as of March 11, 2010, among Willbros Group, Inc., Co Merger Sub I, Inc., Ho Merger Sub II, LLC and InfrastruX Group, Inc. (filed as Exhibit 2 to our current report on Form 8-K dated March 10, 2010, filed March 16, 2010).

2.3	Amendment to Agreement and Plan of Merger dated as of May 17, 2010, among Willbros Group, Inc., Co Merger Sub I, Inc., Ho Merger Sub II, LLC and InfrastruX Group, Inc. (filed as Exhibit 2 to our current report on Form 8-K dated May 17, 2010, filed May 20, 2010).

2.4	Second Amendment to Agreement and Plan of Merger dated as of June 22, 2010, among Willbros Group, Inc., Co Merger Sub I, Inc., Ho Merger Sub II, LLC and InfrastruX Group, Inc. (filed as Exhibit 2 to our current report on Form 8-K dated June 22, 2010, filed June 28, 2010).

3.1	Certificate of Incorporation of Willbros Group, Inc., a Delaware corporation (filed as Exhibit 3.1 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

3.2	Bylaws of Willbros Group, Inc., a Delaware corporation (filed as Exhibit 3.2 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

4.1	Form of stock certificate for Common Stock, par value $0.05, of Willbros Group, Inc., a Delaware corporation (filed as Exhibit 4.1 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

4.2	Indenture (including form of note) dated December 23, 2005, among Willbros Group, Inc., a Republic of Panama corporation, Willbros USA, Inc., as guarantor, and The Bank of New York, as trustee (filed as Exhibit 10.1 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

4.3	First Supplemental Indenture dated November 2, 2007, among Willbros Group, Inc., a Republic of Panama corporation, Willbros USA, Inc., as guarantor, and The Bank of New York, as trustee, to the Indenture dated December 23, 2005, among Willbros Group, Inc., a Republic of Panama corporation, Willbros USA, Inc., as guarantor, and The Bank of New York, as trustee (filed as Exhibit 4.2 to our current report on Form 8-K dated November 2, 2007, filed November 5, 2007).

4.4	Waiver Agreement dated November 2, 2007, between Willbros Group, Inc., a Republic of Panama corporation, and Portside Growth and Opportunity Fund with respect to the First Supplemental Indenture listed in Exhibit 4.3 above (filed as Exhibit 4.1 to our current report on Form 8-K dated November 2, 2007, filed November 5, 2007).

4.5	Second Supplemental Indenture dated as of March 3, 2009, among Willbros Group, Inc., a Republic of Panama corporation, Willbros Group, Inc., a Delaware corporation, Willbros United States Holdings, Inc., a Delaware corporation (formerly known as Willbros USA, Inc.), and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee (filed as Exhibit 4.2 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

4.6	Form of Consent Agreement and Third Supplemental Indenture (filed as Exhibit 4.2 to our current report on Form 8-K dated March 10, 2010, filed March 16, 2010).

4.7	Form of Amendment to Consent Agreement and Third Supplemental Indenture (filed as Exhibit 4.3 to our report on Form 10-Q for the quarter ended March 31, 2010, filed May 10, 2010).

4.8	Fourth Supplemental Indenture dated as of September 16, 2011, among Willbros Group, Inc., a Delaware corporation, Willbros United States Holdings, Inc., a Delaware corporation (formerly known as Willbros USA, Inc.), and BOKF, NA dba Bank of Texas, as Trustee (filed as Exhibit 4 to our current report on Form 8-K dated September 16, 2011, filed September 16, 2011).

4.9	Stockholder Agreement dated as of March 11, 2010, between Willbros Group, Inc. and InfrastruX Holdings, LLC (filed as Exhibit 4.1 to our current report on Form 8-K dated March 10, 2010, filed March 16, 2010).

4.10	First Amendment to Stockholder Agreement dated as of April 21, 2011, between Willbros Group, Inc. and InfrastruX Holdings, LLC (filed as Exhibit 4.1 to our current report on Form 8-K dated April 21, 2011, filed April 26, 2011).

4.11	Certificate of Designations of Series A Preferred Stock (filed as Exhibit 3 to our current report on Form 8-K dated June 30, 2010, filed July 7, 2010).

10.1	Credit Agreement dated as of June 30, 2010 among Willbros United States Holdings, Inc., as borrower, Willbros Group, Inc. and certain of its subsidiaries, as guarantors, the lenders from time to time party thereto, Crédit Agricole Corporate and Investment Bank (“Crédit Agricole”), as Administrative Agent, Collateral Agent, Issuing Bank, Revolving Credit Facility Sole Lead Arranger, Sole Bookrunner and participating Lender, UBS Securities LLC (“UBS”), as Syndication Agent, Natixis, The Bank of Nova Scotia and Capital One, N.A., as Co-Documentation Agents, and Crédit Agricole and UBS as Term Loan Facility Joint Lead Arrangers and Joint Bookrunners (filed as Exhibit 10 to our current report on Form 8-K dated June 30, 2010, filed on July 7, 2010).

10.2	Amendment No. 1 to Credit Agreement dated as of March 4, 2011 among Willbros United States Holdings, Inc., as borrower, Willbros Group, Inc. and certain of its subsidiaries, as guarantors, and certain lenders party to the Credit Agreement (filed as Exhibit 10 to our current report on Form 8-K dated March 4, 2011, filed March 9, 2011).

10.3*	Form of Indemnification Agreement between our directors and officers and us (filed as Exhibit 10 to our report on Form 10-Q for the quarter ended June 30, 2009, filed August 6, 2009).

10.4*	Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.8 to our Registration Statement on Form S-1, Registration No. 333-5413 (the “S-1 Registration Statement”)).

10.5*	Amendment Number 1 to Willbros Group, Inc. 1996 Stock Plan dated February 24, 1999 (filed as Exhibit A to our Proxy Statement for Annual Meeting of Stockholders dated March 31, 1999).

10.6*	Amendment Number 2 to Willbros Group, Inc. 1996 Stock Plan dated March 7, 2001 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 2, 2001).

10.7*	Amendment Number 3 to Willbros Group, Inc. 1996 Stock Plan dated January 1, 2004 (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.8*	Amendment Number 4 to Willbros Group, Inc. 1996 Stock Plan dated March 10, 2004 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2004).

10.9*	Amendment Number 5 to Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated July 5, 2006).

10.10*	Amendment Number 6 to Willbros Group, Inc. 1996 Stock Plan dated March 27, 2008 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2008).

10.11*	Amendment Number 7 to Willbros Group, Inc. 1996 Stock Plan dated December 31, 2008 (filed as Exhibit 10.12 to our report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009).

10.12*	Amendment Number 8 to Willbros Group, Inc. 1996 Stock Plan dated March 12, 2009 (filed as Exhibit 10.12 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.13*	Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 1996, filed March 31, 1997 (the “1996 Form 10-K”)).

10.14*	Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.14 to the 1996 Form 10-K).

10.15*	Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.6 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.16*	Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.14 to our report on Form 10-K for the year ended December 31, 2004, filed November 22, 2005 (the “2004 Form 10-K”)).

10.17*	Form of Restricted Stock Rights Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.15 to the 2004 Form 10-K).

10.18*	Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (for awards granted on or after March 12, 2009) (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.19*	Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (for awards granted on or after March 12, 2009) (filed as Exhibit 10.5 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.20*	Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (for awards granted on or after March 12, 2009) (filed as Exhibit 10.6 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.21*	Form of Restricted Stock Rights Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (for awards granted on or after March 12, 2009) (filed as Exhibit 10.7 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.22*	Willbros Group, Inc. Director Stock Plan (filed as Exhibit 10.9 to the S-1 Registration Statement).

10.23*	Amendment Number 1 to Willbros Group, Inc. Director Stock Plan dated January 1, 2002 (filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 2001, filed February 20, 2002).

10.24*	Amendment Number 2 to the Willbros Group, Inc. Director Stock Plan dated February 18, 2002 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 30, 2002).

10.25*	Amendment Number 3 to the Willbros Group, Inc. Director Stock Plan dated January 1, 2004 (filed as Exhibit 10.5 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.26*	Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan (filed as Exhibit 10.19 to our report on Form 10-K for the year ended December 31, 2007, filed February 29, 2008).

10.27*	Amendment Number 1 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated March 27, 2008 (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2008).

10.28*	Amendment Number 2 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated January 8, 2010 (filed as Exhibit 10.28 to our report on Form 10-K for the year ended December 31, 2009, filed March 11, 2010).

10.29*	Amendment Number 3 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated August 25, 2010 (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended September 30, 2010, filed November 9, 2010).

10.30*	Assumption and General Amendment of Employee Stock Plan and Directors’ Stock Plans and General Amendment of Employee Benefit Programs of Willbros Group, Inc. dated March 3, 2009, between Willbros Group, Inc., a Republic of Panama corporation, and Willbros Group, Inc., a Delaware corporation (filed as Exhibit 10.2 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

10.31*	Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2010).

10.32*	Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.3 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.33*	Form of Restricted Stock Units Award Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.4 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.34*	Form of Phantom Stock Units Award Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.5 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.35*	Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.6 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.36*	Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.7 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.37*	Form of Performance-Based Long-Term Incentive Award Agreement for Chief Executive Officer under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended June 30, 2011, filed August 2, 2011).

10.38*	Form of Performance-Based Restricted Stock Units Award Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.3 to our report on Form 10-Q for the quarter ended June 30, 2011, filed August 2, 2011).

10.39*	Willbros Group, Inc. 2010 Management Severance Plan for Executives (filed as Exhibit 10.4 to our report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011 (the “2010 Form 10-K”)).

10.40*	Willbros Group, Inc. 2010 Nonqualified Deferred Compensation Plan (filed as Exhibit 10.41 to the 2010 Form 10-K).

10.41*	Employment Agreement dated as of September 20, 2010, between Willbros United States Holdings, Inc. and Robert R. Harl (filed as Exhibit 10.1 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.42*	Bonus Agreement dated as of September 20, 2010, between Willbros United States Holdings, Inc. and Robert R. Harl (filed as Exhibit 10.2 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.43*	Employment Agreement dated November 17, 2011, between Willbros United States Holdings, Inc. and Van A. Welch (filed as Exhibit 10 to our current report on Form 8-K dated November 17, 2011, filed November 23, 2011).

10.44*	Employment Agreement dated as of November 3, 2006, between Hawkeye LLC, InfrastruX Group, Inc. and Michael J. Giarratano and Amendment thereto dated as of November 15, 2009.

10.45*	Employment Agreement dated as of February 7, 2011, between Willbros United States Holdings, Inc. and J. Robert Berra (filed as Exhibit 10.52 to the 2010 Form 10-K).

10.46*	Separation Agreement and Release effective January 25, 2012, between Willbros United States Holdings, Inc. and Richard E. Cellon.

10.47*	Amended and Restated Management Incentive Compensation Program (Effective May 23, 2011) (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2011, filed August 2, 2011).

10.48	Purchase Agreement dated December 22, 2005, between Willbros Group, Inc., a Republic of Panama corporation, Willbros USA, Inc., and the purchasers set forth on Schedule I thereto (the “Purchase Agreement”) (filed as Exhibit 10.2 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

10.49	Share Purchase Agreement dated February 7, 2007, between Willbros Group, Inc., a Republic of Panama corporation, and Ascot Offshore Nigeria Limited (filed as Exhibit 10.40 to our report on Form 10-K for the year ended December 31, 2006, filed March 14, 2007).

10.50	Indemnity Agreement dated February 7, 2007, among Willbros Group, Inc., a Republic of Panama corporation, Willbros International, Inc., Ascot Offshore Nigeria Limited and Berkeley Group plc (filed as Exhibit 10.41 to our report on Form 10-K for the year ended December 31, 2006, filed March 14, 2007).

10.51	Global Settlement Agreement dated August 15, 2007, among Ascot Offshore Nigeria Limited, Willbros Group, Inc., a Republic of Panama corporation, Willbros International Services (Nigeria) Limited and Berkeley Group PLC (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2007, filed November 1, 2007).

10.52	Share Purchase Agreement dated October 31, 2007, among Willbros USA, Inc., Willbros Group, Inc., a Republic of Panama corporation, Integrated Service Company LLC, the persons listed on the shareholders schedule attached thereto (the “Shareholders”) and the Shareholders’ Representative (filed as Exhibit 2.1 to our current report on Form 8-K dated November 20, 2007, filed November 27, 2007).

10.53	Amendment No. 1 to Share Purchase Agreement dated November 20, 2007, among Willbros USA, Inc., Integrated Service Company LLC and Arlo B. Dekraai, as Shareholders’ Representative (filed as Exhibit 2.2 to our current report on Form 8-K dated November 20, 2007, filed November 27, 2007).

10.54	Deferred Prosecution Agreement among Willbros Group, Inc., a Republic of Panama corporation, Willbros International, Inc. and the Department of Justice filed on May 14, 2008 with the United States District Court, Southern District of Texas, Houston Division (filed as Exhibit 10 to our current report on Form 8-K dated May 14, 2008, filed on May 15, 2008).

10.55*	Agreement dated January 7, 2010, between Willbros Construction Services (Canada) LP and Kevin Fleury.

10.56	Settlement Agreement dated March 29, 2012, between West African Gas Pipeline Company Limited, Willbros Global Holdings, Inc. and Willbros Group, Inc. (filed as Exhibit 10.1 to our current report on Form 8-K dated March 29, 2012, filed on April 4, 2012).

10.57	Amendment No. 2 to Credit Agreement, effective March 29, 2012, among Willbros United States Holdings, Inc., as borrower, and certain lenders party to the Credit Agreement (filed as Exhibit 10.2 to our current report on Form 8-K dated March 29, 2012, filed on April 4, 2012).

18	Letter from PricewaterhouseCoopers LLP regarding change in accounting principle.

21	Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Grant Thornton LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Willbros Group, Inc. and Willbros International, Inc. Information document filed on May 14, 2008 by the United States Attorney’s Office for the Southern District of Texas and the United States Department of Justice (filed as Exhibit 99.1 to our current report on Form 8-K dated May 14, 2008, filed on May 15, 2008).

99.2	Complaint by the Securities and Exchange Commission v. Willbros Group, Inc. filed on May 14, 2008 with the United States District Court, Southern District of Texas, Houston Division (filed as Exhibit 99.2 to our current report on Form 8-K dated May 14, 2008, filed on May 15, 2008).

99.3	Consent of Willbros Group, Inc. (filed as Exhibit 99.3 to our current report on Form 8-K dated May 14, 2008, filed on May 15, 2008).

99.4	Agreed Judgment as to Willbros Group, Inc. (filed as Exhibit 99.4 to our current report on Form 8-K dated May 14, 2008, filed on May 15, 2008).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Calculation Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Calculation Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLBROS GROUP, INC.

Date: April 9, 2012	By:	/s/ Robert R. Harl
Robert R. Harl
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert B. Harl	Director, President and	April 9, 2012
Robert R. Harl	Chief Executive Officer (Principal Executive Officer)

/s/ Van A. Welch	Executive Vice President and	April 9, 2012
Van A. Welch	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ John T. McNabb, II	Director and Chairman of the Board	April 9, 2012
John T. McNabb, II

/s/ Michael C. Lebens	Director	April 9, 2012
Michael C. Lebens

/s/ William B. Berry	Director	April 9, 2012
William B. Berry

/s/ Arlo B. DeKraai	Director	April 9, 2012
Arlo B. DeKraai

	Director	April _, 2012
Edward J. DiPaolo

/s/ Daniel E. Lonergan	Director	April 9, 2012
Daniel E. Lonergan

/s/ Robert L. Sluder	Director	April 9, 2012
Robert L. Sluder

/s/ S. Miller Williams	Director	April 9, 2012

S. Miller Williams

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Willbros Group, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Willbros Group, Inc. and Subsidiaries referred to in our report dated March 14, 2011, except for Note 2 and Discontinued Operations in Note 20, as to which the date is April 9, 2012 which is included in the Annual Report on Form 10-K. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2), which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Houston, Texas

March 14, 2011, except for Note 2 and Discontinued Operations in Note 20, as to which the date is April 9, 2012.

WILLBROS GROUP, INC.

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	0000000	0000000	0000000	0000000	0000000
Year Ended	Description	Balance at Beginning of Year	Charged (Credited) to Costs and Expense	Charge Offs and Other	Balance at End of Year
December 31, 2009	Allowance for Bad Debts	$1,551	$650	$(279)	$1,922
December 31, 2010	Allowance for Bad Debts	$1,922	$2,807	$(334)	$4,395
December 31, 2011	Allowance for Bad Debts	$4,395	$1,030	$(4,150)	$1,275

INDEX TO EXHIBITS

The following documents are included as exhibits to this Form 10-K. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

2.1	Agreement and Plan of Merger dated December 10, 2008, among Willbros Group, Inc., a Delaware corporation, Willbros Group, Inc., a Republic of Panama corporation, and Willbros Merger, Inc., a Delaware corporation (filed as Annex A to the proxy statement/prospectus included in our Registration Statement on Form S-4, Registration No. 333-155281).

2.2	Agreement and Plan of Merger dated as of March 11, 2010, among Willbros Group, Inc., Co Merger Sub I, Inc., Ho Merger Sub II, LLC and InfrastruX Group, Inc. (filed as Exhibit 2 to our current report on Form 8-K dated March 10, 2010, filed March 16, 2010).

2.3	Amendment to Agreement and Plan of Merger dated as of May 17, 2010, among Willbros Group, Inc., Co Merger Sub I, Inc., Ho Merger Sub II, LLC and InfrastruX Group, Inc. (filed as Exhibit 2 to our current report on Form 8-K dated May 17, 2010, filed May 20, 2010).

2.4	Second Amendment to Agreement and Plan of Merger dated as of June 22, 2010, among Willbros Group, Inc., Co Merger Sub I, Inc., Ho Merger Sub II, LLC and InfrastruX Group, Inc. (filed as Exhibit 2 to our current report on Form 8-K dated June 22, 2010, filed June 28, 2010).

3.1	Certificate of Incorporation of Willbros Group, Inc., a Delaware corporation (filed as Exhibit 3.1 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

3.2	Bylaws of Willbros Group, Inc., a Delaware corporation (filed as Exhibit 3.2 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

4.1	Form of stock certificate for Common Stock, par value $0.05, of Willbros Group, Inc., a Delaware corporation (filed as Exhibit 4.1 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

4.2	Indenture (including form of note) dated December 23, 2005, among Willbros Group, Inc., a Republic of Panama corporation, Willbros USA, Inc., as guarantor, and The Bank of New York, as trustee (filed as Exhibit 10.1 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

4.3	First Supplemental Indenture dated November 2, 2007, among Willbros Group, Inc., a Republic of Panama corporation, Willbros USA, Inc., as guarantor, and The Bank of New York, as trustee, to the Indenture dated December 23, 2005, among Willbros Group, Inc., a Republic of Panama corporation, Willbros USA, Inc., as guarantor, and The Bank of New York, as trustee (filed as Exhibit 4.2 to our current report on Form 8-K dated November 2, 2007, filed November 5, 2007).

4.4	Waiver Agreement dated November 2, 2007, between Willbros Group, Inc., a Republic of Panama corporation, and Portside Growth and Opportunity Fund with respect to the First Supplemental Indenture listed in Exhibit 4.3 above (filed as Exhibit 4.1 to our current report on Form 8-K dated November 2, 2007, filed November 5, 2007).

4.5	Second Supplemental Indenture dated as of March 3, 2009, among Willbros Group, Inc., a Republic of Panama corporation, Willbros Group, Inc., a Delaware corporation, Willbros United States Holdings, Inc., a Delaware corporation (formerly known as Willbros USA, Inc.), and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee (filed as Exhibit 4.2 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

4.6	Form of Consent Agreement and Third Supplemental Indenture (filed as Exhibit 4.2 to our current report on Form 8-K dated March 10, 2010, filed March 16, 2010).

4.7	Form of Amendment to Consent Agreement and Third Supplemental Indenture (filed as Exhibit 4.3 to our report on Form 10-Q for the quarter ended March 31, 2010, filed May 10, 2010).

4.8	Fourth Supplemental Indenture dated as of September 16, 2011, among Willbros Group, Inc., a Delaware corporation, Willbros United States Holdings, Inc., a Delaware corporation (formerly known as Willbros USA, Inc.), and BOKF, NA dba Bank of Texas, as Trustee (filed as Exhibit 4 to our current report on Form 8-K dated September 16, 2011, filed September 16, 2011).

4.9	Stockholder Agreement dated as of March 11, 2010, between Willbros Group, Inc. and InfrastruX Holdings, LLC (filed as Exhibit 4.1 to our current report on Form 8-K dated March 10, 2010, filed March 16, 2010).

4.10	First Amendment to Stockholder Agreement dated as of April 21, 2011, between Willbros Group, Inc. and InfrastruX Holdings, LLC (filed as Exhibit 4.1 to our current report on Form 8-K dated April 21, 2011, filed April 26, 2011).

4.11	Certificate of Designations of Series A Preferred Stock (filed as Exhibit 3 to our current report on Form 8-K dated June 30, 2010, filed July 7, 2010).

10.1	Credit Agreement dated as of June 30, 2010 among Willbros United States Holdings, Inc., as borrower, Willbros Group, Inc. and certain of its subsidiaries, as guarantors, the lenders from time to time party thereto, Crédit Agricole Corporate and Investment Bank (“Crédit Agricole”), as Administrative Agent, Collateral Agent, Issuing Bank, Revolving Credit Facility Sole Lead Arranger, Sole Bookrunner and participating Lender, UBS Securities LLC (“UBS”), as Syndication Agent, Natixis, The Bank of Nova Scotia and Capital One, N.A., as Co-Documentation Agents, and Crédit Agricole and UBS as Term Loan Facility Joint Lead Arrangers and Joint Bookrunners (filed as Exhibit 10 to our current report on Form 8-K dated June 30, 2010, filed on July 7, 2010).

10.2	Amendment No. 1 to Credit Agreement dated as of March 4, 2011 among Willbros United States Holdings, Inc., as borrower, Willbros Group, Inc. and certain of its subsidiaries, as guarantors, and certain lenders party to the Credit Agreement (filed as Exhibit 10 to our current report on Form 8-K dated March 4, 2011, filed March 9, 2011).

10.3*	Form of Indemnification Agreement between our directors and officers and us (filed as Exhibit 10 to our report on Form 10-Q for the quarter ended June 30, 2009, filed August 6, 2009).

10.4*	Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.8 to our Registration Statement on Form S-1, Registration No. 333-5413 (the “S-1 Registration Statement”)).

10.5*	Amendment Number 1 to Willbros Group, Inc. 1996 Stock Plan dated February 24, 1999 (filed as Exhibit A to our Proxy Statement for Annual Meeting of Stockholders dated March 31, 1999).

10.6*	Amendment Number 2 to Willbros Group, Inc. 1996 Stock Plan dated March 7, 2001 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 2, 2001).

10.7*	Amendment Number 3 to Willbros Group, Inc. 1996 Stock Plan dated January 1, 2004 (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.8*	Amendment Number 4 to Willbros Group, Inc. 1996 Stock Plan dated March 10, 2004 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2004).

10.9*	Amendment Number 5 to Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated July 5, 2006).

10.10*	Amendment Number 6 to Willbros Group, Inc. 1996 Stock Plan dated March 27, 2008 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2008).

10.11*	Amendment Number 7 to Willbros Group, Inc. 1996 Stock Plan dated December 31, 2008 (filed as Exhibit 10.12 to our report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009).

10.12*	Amendment Number 8 to Willbros Group, Inc. 1996 Stock Plan dated March 12, 2009 (filed as Exhibit 10.12 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.13*	Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 1996, filed March 31, 1997 (the “1996 Form 10-K”)).

10.14*	Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.14 to the 1996 Form 10-K).

10.15*	Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.6 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.16*	Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.14 to our report on Form 10-K for the year ended December 31, 2004, filed November 22, 2005 (the “2004 Form 10-K”)).

10.17*	Form of Restricted Stock Rights Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.15 to the 2004 Form 10-K).

10.18*	Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (for awards granted on or after March 12, 2009) (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.19*	Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (for awards granted on or after March 12, 2009) (filed as Exhibit 10.5 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.20*	Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (for awards granted on or after March 12, 2009) (filed as Exhibit 10.6 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.21*	Form of Restricted Stock Rights Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (for awards granted on or after March 12, 2009) (filed as Exhibit 10.7 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.22*	Willbros Group, Inc. Director Stock Plan (filed as Exhibit 10.9 to the S-1 Registration Statement).

10.23*	Amendment Number 1 to Willbros Group, Inc. Director Stock Plan dated January 1, 2002 (filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 2001, filed February 20, 2002).

10.24*	Amendment Number 2 to the Willbros Group, Inc. Director Stock Plan dated February 18, 2002 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 30, 2002).

10.25*	Amendment Number 3 to the Willbros Group, Inc. Director Stock Plan dated January 1, 2004 (filed as Exhibit 10.5 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.26*	Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan (filed as Exhibit 10.19 to our report on Form 10-K for the year ended December 31, 2007, filed February 29, 2008).

10.27*	Amendment Number 1 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated March 27, 2008 (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2008).

10.28*	Amendment Number 2 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated January 8, 2010 (filed as Exhibit 10.28 to our report on Form 10-K for the year ended December 31, 2009, filed March 11, 2010).

10.29*	Amendment Number 3 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated August 25, 2010 (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended September 30, 2010, filed November 9, 2010).

10.30*	Assumption and General Amendment of Employee Stock Plan and Directors’ Stock Plans and General Amendment of Employee Benefit Programs of Willbros Group, Inc. dated March 3, 2009, between Willbros Group, Inc., a Republic of Panama corporation, and Willbros Group, Inc., a Delaware corporation (filed as Exhibit 10.2 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

10.31*	Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2010).

10.32*	Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.3 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.33*	Form of Restricted Stock Units Award Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.4 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.34*	Form of Phantom Stock Units Award Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.5 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.35*	Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.6 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.36*	Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.7 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.37*	Form of Performance-Based Long-Term Incentive Award Agreement for Chief Executive Officer under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended June 30, 2011, filed August 2, 2011).

10.38*	Form of Performance-Based Restricted Stock Units Award Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.3 to our report on Form 10-Q for the quarter ended June 30, 2011, filed August 2, 2011).

10.39*	Willbros Group, Inc. 2010 Management Severance Plan for Executives (filed as Exhibit 10.4 to our report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011 (the “2010 Form 10-K”)).

10.40*	Willbros Group, Inc. 2010 Nonqualified Deferred Compensation Plan (filed as Exhibit 10.41 to the 2010 Form 10-K).

10.41*	Employment Agreement dated as of September 20, 2010, between Willbros United States Holdings, Inc. and Robert R. Harl (filed as Exhibit 10.1 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.42*	Bonus Agreement dated as of September 20, 2010, between Willbros United States Holdings, Inc. and Robert R. Harl (filed as Exhibit 10.2 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.43*	Employment Agreement dated November 17, 2011, between Willbros United States Holdings, Inc. and Van A. Welch (filed as Exhibit 10 to our current report on Form 8-K dated November 17, 2011, filed November 23, 2011).

10.44*	Employment Agreement dated as of November 3, 2006, between Hawkeye LLC, InfrastruX Group, Inc. and Michael J. Giarratano and Amendment thereto dated as of November 15, 2009.

10.45*	Employment Agreement dated as of February 7, 2011, between Willbros United States Holdings, Inc. and J. Robert Berra (filed as Exhibit 10.52 to the 2010 Form 10-K).

10.46*	Separation Agreement and Release effective January 25, 2012, between Willbros United States Holdings, Inc. and Richard E. Cellon.

10.47*	Amended and Restated Management Incentive Compensation Program (Effective May 23, 2011) (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2011, filed August 2, 2011).

10.48	Purchase Agreement dated December 22, 2005, between Willbros Group, Inc., a Republic of Panama corporation, Willbros USA, Inc., and the purchasers set forth on Schedule I thereto (the “Purchase Agreement”) (filed as Exhibit 10.2 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

10.49	Share Purchase Agreement dated February 7, 2007, between Willbros Group, Inc., a Republic of Panama corporation, and Ascot Offshore Nigeria Limited (filed as Exhibit 10.40 to our report on Form 10-K for the year ended December 31, 2006, filed March 14, 2007).

10.50	Indemnity Agreement dated February 7, 2007, among Willbros Group, Inc., a Republic of Panama corporation, Willbros International, Inc., Ascot Offshore Nigeria Limited and Berkeley Group plc (filed as Exhibit 10.41 to our report on Form 10-K for the year ended December 31, 2006, filed March 14, 2007).

10.51	Global Settlement Agreement dated August 15, 2007, among Ascot Offshore Nigeria Limited, Willbros Group, Inc., a Republic of Panama corporation, Willbros International Services (Nigeria) Limited and Berkeley Group PLC (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2007, filed November 1, 2007).

10.52	Share Purchase Agreement dated October 31, 2007, among Willbros USA, Inc., Willbros Group, Inc., a Republic of Panama corporation, Integrated Service Company LLC, the persons listed on the shareholders schedule attached thereto (the “Shareholders”) and the Shareholders’ Representative (filed as Exhibit 2.1 to our current report on Form 8-K dated November 20, 2007, filed November 27, 2007).

10.53	Amendment No. 1 to Share Purchase Agreement dated November 20, 2007, among Willbros USA, Inc., Integrated Service Company LLC and Arlo B. Dekraai, as Shareholders’ Representative (filed as Exhibit 2.2 to our current report on Form 8-K dated November 20, 2007, filed November 27, 2007).

10.54	Deferred Prosecution Agreement among Willbros Group, Inc., a Republic of Panama corporation, Willbros International, Inc. and the Department of Justice filed on May 14, 2008 with the United States District Court, Southern District of Texas, Houston Division (filed as Exhibit 10 to our current report on Form 8-K dated May 14, 2008, filed on May 15, 2008).

10.55*	Agreement dated January 7, 2010, between Willbros Construction Services (Canada) LP and Kevin Fleury.

10.56	Settlement Agreement dated March 29, 2012, between West African Gas Pipeline Company Limited, Willbros Global Holdings, Inc. and Willbros Group, Inc. (filed as Exhibit 10.1 to our current report on Form 8-K dated March 29, 2012, filed on April 4, 2012).

10.57	Amendment No. 2 to Credit Agreement, effective March 29, 2012, among Willbros United States Holding, Inc., as borrower, and certain lenders party to the Credit Agreement (filed as Exhibit 10.2 to our current report on Form 8-K dated March 29, 2012, filed on April 4, 2012).

18	Letter from PricewaterhouseCoopers LLP regarding change in accounting principle.

21	Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Grant Thornton LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Willbros Group, Inc. and Willbros International, Inc. Information document filed on May 14, 2008 by the United States Attorney’s Office for the Southern District of Texas and the United States Department of Justice (filed as Exhibit 99.1 to our current report on Form 8-K dated May 14, 2008, filed on May 15, 2008).

99.2	Complaint by the Securities and Exchange Commission v. Willbros Group, Inc. filed on May 14, 2008 with the United States District Court, Southern District of Texas, Houston Division (filed as Exhibit 99.2 to our current report on Form 8-K dated May 14, 2008, filed on May 15, 2008).

99.3	Consent of Willbros Group, Inc. (filed as Exhibit 99.3 to our current report on Form 8-K dated May 14, 2008, filed on May 15, 2008).

99.4	Agreed Judgment as to Willbros Group, Inc. (filed as Exhibit 99.4 to our current report on Form 8-K dated May 14, 2008, filed on May 15, 2008).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Calculation Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Calculation Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.