Form 10-Q
period 2012-03-31
Willbros Group, Inc.\NEW\
filed 2012-05-08
CIK 1449732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the registrant’s Common Stock, $.05 par value, outstanding as of May 3, 2012 was 49,014,123.

WILLBROS GROUP, INC.

FORM 10-Q

FOR QUARTER ENDED MARCH 31, 2012

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$48,939	$58,686
Accounts receivable, net	302,349	301,515
Contract cost and recognized income not yet billed	59,451	37,090
Prepaid expenses and other assets	37,173	43,129
Parts and supplies inventories	12,676	11,893
Deferred income taxes	1,811	1,845
Assets held for sale	26,699	32,758

Total current assets	489,098	486,916
Property, plant and equipment, net	157,704	166,475
Goodwill	8,067	8,067
Other intangible assets, net	176,015	179,916
Other assets	26,760	20,397

Total assets	$857,644	$861,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$246,012	$221,557
Contract billings in excess of cost and recognized income	35,932	18,000
Current portion of capital lease obligations	2,460	2,818
Notes payable and current portion of long-term debt	30,454	31,623
Current portion of settlement obligation of discontinued operations	10,000	14,000
Accrued income taxes	5,396	4,983
Liabilities held for sale	14,352	13,990
Other current liabilities	10,866	7,475

Total current liabilities	355,472	314,446
Long-term debt	202,060	230,707
Capital lease obligations	3,150	3,646
Long-term portion of settlement obligation of discontinued operations	41,500	41,500
Long-term liabilities for unrecognized tax benefits	4,310	4,030
Deferred income taxes	2,898	2,994
Other long-term liabilities	36,450	32,870

Total liabilities	645,840	630,193
Contingencies and commitments (Note 12)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 70,000,000 shares authorized and 49,900,183 shares issued at March 31, 2012 (49,423,152 at December 31, 2011)	2,503	2,471
Capital in excess of par value	682,675	680,289
Accumulated deficit	(476,564)	(455,840)
Treasury stock at cost, 893,724 shares at March 31, 2012
(829,526 at December 31, 2011)	(11,265)	(10,839)
Accumulated other comprehensive income	13,449	14,570

Total Willbros Group, Inc. stockholders’ equity	210,798	230,651
Noncontrolling interest	1,006	927

Total stockholders’ equity	211,804	231,578

Total liabilities and stockholders’ equity	$857,644	$861,771

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Contract revenue	$419,090	$323,789
Operating expenses:
Contract	386,957	307,585
Amortization of intangibles	3,920	3,917
General and administrative	38,723	38,750
Changes in fair value of contingent earn-out	—	(6,000)
Other charges	102	145

	429,702	344,397

Operating loss	(10,612)	(20,608)

Other income (expense):
Interest expense, net	(7,894)	(14,800)
Loss on early extinguishment of debt	(2,256)	—
Other, net	(265)	(221)

	(10,415)	(15,021)

Loss from continuing operations before income taxes	(21,027)	(35,629)
Provision for income taxes	1,652	1,532

Loss from continuing operations	(22,679)	(37,161)
Income (loss) from discontinued operations net of provision (benefit) for income taxes	2,299	(7,458)

Net loss	(20,380)	(44,619)
Less: Income attributable to noncontrolling interest	(344)	(271)

Net loss attributable to Willbros Group, Inc.	$(20,724)	$(44,890)

Reconciliation of net loss attributable to Willbros Group, Inc.
Loss from continuing operations	$(23,023)	$(37,432)
Income (loss) from discontinued operations	2,299	(7,458)

Net loss attributable to Willbros Group, Inc	$(20,724)	$(44,890)

Basic income (loss) per share attributable to Company shareholders:
Loss from continuing operations	$(0.48)	$(0.79)
Income (loss) from discontinued operations	0.05	(0.16)

Net loss	$(0.43)	$(0.95)

Diluted income (loss) per share attributable to Company shareholders:
Loss from continuing operations	$(0.48)	$(0.79)
Income (loss) from discontinued operations	0.05	(0.16)

Net loss	$(0.43)	$(0.95)

Weighted average number of common shares outstanding:
Basic	47,781,396	47,315,990

Diluted	47,781,396	47,315,990

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net loss	$(20,380)	$(44,619)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(1,004)	2,837
Changes in derivative financial instruments	(117)	113

Total other comprehensive income (loss), net of tax	(1,121)	2,950

Total comprehensive loss	(21,501)	(41,669)
Less: Comprehensive income attributable to noncontrolling interests	(344)	(271)

Total comprehensive loss attributable to Willbros Group, Inc.	$(21,845)	$(41,940)

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(20,380)	$(44,619)
Adjustments to reconcile net loss to net cash provided by (used in)operating activities:
(Income) loss from discontinued operations	(2,299)	7,458
Depreciation and amortization	13,105	16,480
Loss on early extinguishment of debt	2,256	—
Changes in fair value of contingent earnout liability	—	(6,000)
Stock-based compensation	2,088	1,401
Deferred income tax benefit	(298)	(4,942)
Amortization of debt issuance costs	1,126	2,863
Non-cash interest expense	627	3,053
Other non-cash	412	(173)
Changes in operating assets and liabilities:
Accounts receivable, net	(293)	(8,151)
Contract cost and recognized income not yet billed	(22,353)	(33,585)
Prepaid expenses and other assets	(2,436)	(1,651)
Accounts payable and accrued liabilities	25,786	43,847
Accrued income taxes	637	(1,218)
Contract billings in excess of cost and recognized income	17,880	(567)
Other liabilities	4,705	(4,673)

Cash provided by (used in) operating activities of continuing operations	20,563	(30,477)
Cash used in operating activities of discontinued operations	(13,010)	(6,725)

Cash provided by (used in) operating activities	7,553	(37,202)
Cash flows from investing activities:
Proceeds from working capital settlement	—	9,402
Proceeds from sales of property, plant and equipment	7,627	8,018
Purchase of property, plant and equipment	(3,434)	(1,880)

Cash provided by investing activities of continuing operations	4,193	15,540
Cash provided by investing activities of discontinued operations	8,244	691

Cash provided by investing activities	12,437	16,231
Cash flows from financing activities:
Proceeds from revolver	25,000	59,357
Payments on capital leases	(908)	(6,284)
Payment of revolver and notes payable	(26,404)	(60,563)
Payments on term loan	(30,000)	(28,750)
Payments to reacquire common stock	(426)	(357)
Costs of debt issues	—	(4,935)
Dividend distribution to noncontrolling interest	(265)	(332)

Cash used in financing activities of continuing operations	(33,003)	(41,864)
Cash used in financing activities of discontinued operations	—	(3)

Cash used in financing activities	(33,003)	(41,867)
Effect of exchange rate changes on cash and cash equivalents	(1,470)	1,026

Net decrease in cash and cash equivalents	(14,483)	(61,812)
Cash and cash equivalents of continuing operations at beginning of period	58,686	134,305
Cash and cash equivalents of discontinued operations at beginning of period	4,759	6,796

Cash and cash equivalents at beginning of period	63,445	141,101
Cash and cash equivalents at end of period	48,962	79,289
Less: cash and cash equivalents of discontinued operations at end of period	(23)	(11,025)

Cash and cash equivalents of continuing operations at end of period	$48,939	$68,264

Supplemental disclosures of cash flow information:
Cash paid for interest (including discontinued operations)	$1,122	$8,809
Cash paid for income taxes (including discontinued operations)	$1,311	$2,417

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

1. The Company and Basis of Presentation

Willbros Group, Inc., a Delaware corporation, and its subsidiaries (the “Company,” “Willbros” or “WGI”), is a global contractor specializing in energy infrastructure, serving the oil and gas, refinery, petrochemical and power industries. The Company’s offerings include engineering, procurement and construction (either individually or as an integrated “EPC” service offering); ongoing maintenance; and other specialty services. The Company’s principal markets for continuing operations are the United States, Canada, and Oman. The Company obtains its work through competitive bidding and through negotiations with prospective clients. Contract values range from several thousand dollars to several hundred million dollars and contract durations range from a few weeks to more than two years.

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2011, which has been derived from audited consolidated financial statements, and the unaudited Condensed Consolidated Financial Statements as of March 31, 2012 and 2011, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. However, the Company believes the presentations and disclosures herein are adequate to make the information not misleading. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s December 31, 2011 audited Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

In the opinion of management, the unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary to fairly state the financial position as of March 31, 2012, and the results of operations and cash flows of the Company for all interim periods presented. The results of operations and cash flows for the three months ended March 31, 2012 are not necessarily indicative of the operating results and cash flows to be achieved for the full year.

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

As discussed in Note 14 – Discontinuance of Operations, Held for Sale Operations and Asset Disposals, the Company has disposed of certain assets and operations and intends to dispose of others that are together classified as discontinued operations (collectively the “Discontinued Operations”). Accordingly, these Condensed Consolidated Financial Statements reflect these operations as Discontinued Operations in all periods presented. The disclosures in the Notes to the Condensed Consolidated Financial Statements relate to continuing operations except as otherwise indicated.

Reclassifications – Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. These reclassifications relate to the classification of the Company’s Canadian cross-country pipeline construction operations as discontinued operations as determined during the second quarter of 2011 and the sale of the assets and operations of InterCon Construction Inc. (“InterCon”) in the fourth quarter of 2011.

Out-of-Period Adjustments – The Company recorded out-of-period adjustments during the three months ended March 31, 2012 to correct errors to eliminate Cumulative Translation Adjustment balances that stemmed from the dissolution and liquidation of foreign currency based subsidiaries in jurisdictions where the Company no longer conducts business. The net impact of these adjustments for the three months ended March 31, 2012, was an increase to the Company’s income from discontinued operations and a decrease to net loss in the amount of $2,805. The adjustments did not have any impact on the Company’s pre-tax loss or loss from continuing operations for the three months ended March 31, 2012. The Company does not believe these adjustments are material, individually or in the aggregate, to its unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2012 after considering its expected 2012 annual financial results, nor does it believe such items are material to any of its previously issued annual or quarterly financial statements.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

2. New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amendments to fair value measurement to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS”). The amendments result from a joint project with the International Accounting Standards Board, which also issued new guidance on fair value measurements. The amendments provide a framework for how companies should measure fair value when used in financial reporting, and sets out required disclosures. The amendments are intended to clarify how fair value should be measured, predominantly converge the U.S. and IFRS guidance, and expand the disclosures that are required. The standard is effective for public entities for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. The implementation of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued new accounting guidance related to the presentation of comprehensive income in consolidated financial statements. The new accounting guidance requires the presentation of the components of net income and other comprehensive income either in a single continuous financial statement, or in two separate but consecutive financial statements. The accounting standard eliminates the option to present other comprehensive income and its components as part of the statement of stockholders’ equity. This standard is effective for fiscal years beginning after December 15, 2011, including interim periods, and early adoption is permitted. The Company complied with this new accounting guidance during the quarter ended March 31, 2012.

In September 2011, the FASB issued a new accounting standard related to testing goodwill for impairment. The standard gives entities the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step goodwill impairment test. If an entity believes that, as a result of its qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. An entity can choose to perform the qualitative assessment on none, some or all of its reporting units. An entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test. The standard also includes new qualitative indicators that replace those currently used to determine whether an interim goodwill impairment test is required to be performed. This standard is effective for fiscal years beginning after December 15, 2011, including interim periods, and early adoption is permitted. The implementation of this accounting standard did not have a material impact on the Company’s consolidated financial statements.

3. Contracts in Progress

Contract cost and recognized income not yet billed on uncompleted contracts arise when recorded revenues for a contract exceed the amounts billed under the terms of the contracts. Contract billings in excess of cost and recognized income arise when billed amounts exceed revenues recorded. Amounts are billable to customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract. Also included in contract cost and recognized income not yet billed on uncompleted contracts are amounts the Company seeks to collect from customers for change orders approved in scope but not for price associated with that scope change (unapproved change orders). Revenue for these amounts is recorded equal to the lesser of the expected revenue or cost incurred when realization of price approval is probable. Estimating revenues from unapproved change orders involves the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded unapproved change orders may be made in the near-term. If the Company does not successfully resolve these matters, a reduction in revenues may be required to amounts that have been previously recorded.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

3. Contracts in Progress (continued)

Contract cost and recognized income not yet billed and related amounts billed as of March 31, 2012 and December 31, 2011 was as follows:

	March 31, 2012	December 31, 2011
Cost incurred on contracts in progress	$746,527	$690,196
Recognized income	116,535	94,345

	863,062	784,541
Progress billings and advance payments	(839,543)	(765,451)

	$23,519	$19,090

Contract cost and recognized income not yet billed	$59,451	$37,090
Contract billings in excess of cost and recognized income	(35,932)	(18,000)

	$23,519	$19,090

Contract cost and recognized income not yet billed includes $6,144 and $1,367 at March 31, 2012 and December 31, 2011, respectively, on completed contracts.

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts will be due upon completion of the contracts and acceptance by the customer. Based on the Company’s experience with similar contracts in recent years, the majority of the retention balances at each balance sheet date will be collected within the next twelve months. Retainage balances at March 31, 2012 and December 31, 2011, were approximately $15,999 and $22,328, respectively, and are included in accounts receivable.

4. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2012, by business segment, are detailed below:

	Goodwill	Impairment Reserves	Total, Net
Utility T&D
Balance as of December 31, 2011	$8,067	$—	$8,067
Impairment losses	—	—	—

Balance as of March 31, 2012	$8,067	$—	$8,067

The changes in the carrying amounts of intangible assets for the three months ended March 31, 2012 are detailed below:

	Customer Relationships	Trademark / Tradename	Non-compete Agreements	Technology	Total
Balance as of December 31, 2011	$162,707	$11,984	$550	$4,675	$179,916
Amortization	(3,377)	(350)	(55)	(138)	(3,920)
Other	—	19	—	—	19

Balance as of March 31, 2012	$159,330	$11,653	$495	$4,537	$176,015

Weighted Average Remaining Amortization Period	12.1yrs	8.1yrs	2.3yrs	8.3yrs

Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 15 years.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

4. Goodwill and Other Intangible Assets (continued)

Estimated amortization expense for the remainder of 2012 and each of the subsequent five years and thereafter is as follows:

Fiscal year:
2012	$11,729
2013	15,638
2014	15,528
2015	15,418
2016	15,418
2017	15,418
Thereafter	86,866

Total amortization	$176,015

5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
Trade accounts payable	$136,573	$124,218
Payroll and payroll liabilities	44,084	35,700
Accrued insurance	23,863	28,198
Other accrued liabilities	41,492	33,441

Total accounts payable and accrued liabilities	$246,012	$221,557

6. Long-term Debt

Long-term debt as of March 31, 2012 and December 31, 2011 was as follows:

	March 31, 2012	December 31, 2011
Term Loan, net of unamortized discount of $5,400 and $7,138	$140,471	$168,733
Borrowings under Revolving Credit Facility	59,357	59,357
6.5% Senior Convertible Notes	32,050	32,050
Capital lease obligations	5,610	6,464
Other obligations	636	2,190

Total debt	238,124	268,794
Less: current portion	(32,914)	(34,441)

Long-term debt, net	$205,210	$234,353

2010 Credit Facility

The Company entered into a new credit agreement dated June 30, 2010 (the “2010 Credit Agreement”), among Willbros United States Holdings, Inc. (“WUSH”), a subsidiary of the Company (formerly known as Willbros USA, Inc.) as borrower, the Company and certain of its subsidiaries, as Guarantors, the lenders from time to time party thereto (the “Lenders”), Crédit Agricole Corporate and Investment Bank (“Crédit Agricole”), as Administrative Agent, Collateral Agent, Issuing Bank, Revolving Credit Facility Sole Lead Arranger, Sole Bookrunner and Participating Lender, UBS Securities LLC (“UBS”), as Syndication Agent, Natixis, The Bank of Nova Scotia and Capital One, N.A., as Co-Documentation Agents, and Crédit Agricole and UBS as Term Loan Facility Joint Lead Arrangers and Joint Bookrunners. The 2010 Credit Agreement consists of a four year, $300,000 term loan facility (“Term Loan”) maturing in July 2014 and a three-year revolving credit facility of $175,000 maturing in July 2013

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

6. Long-term Debt (continued)

(the “Revolving Credit Facility” or the “2010 Credit Facility”) and replaced the Company’s existing three-year $150,000 senior secured credit facility, which was scheduled to expire in November 2010. The proceeds from the Term Loan were used to pay part of the cash portion of the merger consideration payable in connection with the Company’s acquisition of InfrastruX Group, Inc. (“InfrastruX”).

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

Subsequent to this amendment, on March 15, 2011, the Company borrowed $59,357 under the Revolving Credit Facility to fund the purchase of its 2.75% Notes. These borrowings are included in “Long-term debt” at March 31, 2012.

During the three months ended March 31, 2012, the Company made a $30,000 payment against its Term Loan that resulted in the recognition of a $2,256 loss on early extinguishment of debt. These losses represent the write-off of unamortized Original Issue Discount and financing costs inclusive of early payment fees.

Interest payable under the 2010 Credit Agreement is determined by the loan type. Base rate loans require annual interest payments equal to the adjusted base rate plus the applicable margin for base rate loans. The adjusted base rate is equal to the highest of (a) the Prime Rate in effect for such day, (b) the sum of the Federal Funds Effective Rate in effect for such day plus 1/2 of 1.0% per annum, (c) the sum of the Prime, London Inter-Bank Offered Rate (“LIBOR”) or Eurocurrency Rate in effect for such day with a maturity of one month plus 1.0% per annum and (d) with respect to Term Loans only is 3.0% per annum. The applicable margin for base rate loans is 6.50% per annum for Term Loans and a fixed margin based on the Company’s leverage ratio for revolving advances. Eurocurrency rate loans require annual interest payments equal to the Eurocurrency Rate plus the applicable margin for Eurocurrency rate loans. The Eurocurrency Rate is equal to the LIBOR rate in effect for such day, subject to a 2.0% floor for Term Loans only. The applicable margin for Eurocurrency rate loans is 7.50% per annum for Term Loans and a fixed margin based on the Company’s leverage ratio for revolving advances. As of March 31, 2012, the interest rate on the Term Loan (currently a Eurocurrency rate loan) was 9.5%. Interest payments on the Eurocurrency rate loans are payable in arrears on the last day of such interest period, and, in the case of interest periods of greater than three months, on each business day which occurs at three month intervals from the first day of such interest period. Interest payments on base rate loans are payable quarterly in arrears on the last business day of each calendar quarter. Additionally, the Company is required under the terms of the 2010 Credit Agreement to maintain in effect one or more hedging arrangements to fix or otherwise limit the interest cost with respect to at least 50 percent of the aggregate outstanding principal amount of the Term Loan.

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

The 2010 Credit Agreement was amended, effective March 29, 2012, to eliminate the minimum Net Tangible Worth covenant.

The table below sets forth the primary covenants in the 2010 Credit Agreement and the status with respect to these covenants as of March 31, 2012.

	Covenants Requirements(1)	Actual Ratios at March 31, 2012
Maximum Total Leverage Ratio (debt divided by Covenant EBITDA) should be less than:	3.75 to 1	2.82
Minimum Interest Coverage Ratio (Covenant EBITDA divided by interest expense as defined in the 2010 Credit Agreement) should be greater than:	2.25 to 1	3.27

(1)	The Maximum Total Leverage Ratio decreases to 3.50 as of June 30, 2012 and 3.25 as of December 31, 2012. The Minimum Interest Coverage Ratio increases to 2.75 as of June 30, 2012.

The Maximum Total Leverage Ratio requirement decreased to 3.75 to 1 as of March 31, 2012 from 4.75 to 1 at December 31, 2011. Depending on its financial performance, the Company may be required to request amendments, or waivers for the primary covenants, dispose of assets, or obtain refinancing in future periods. There can be no assurance that the Company will be able to obtain amendments or waivers, complete asset sales, or negotiate agreeable refinancing terms should it become needed.

The 2010 Credit Agreement also includes customary affirmative and negative covenants, including:

•	Limitations on capital expenditures (greater of $70,000 or 25% of EBITDA).

•	Limitations on indebtedness.

•	Limitations on liens.

•	Limitations on certain asset sales and dispositions.

•	Limitations on certain acquisitions and asset purchases if certain liquidity levels are not maintained.

A default under the 2010 Credit Agreement may be triggered by events such as a failure to comply with financial covenants or other covenants under the 2010 Credit Agreement; a failure to make payments when due under the 2010 Credit Agreement; a failure to make payments when due in respect of, or a failure to perform obligations relating to, debt obligations in excess of $15,000; a change of control of the Company; and certain insolvency proceedings. A default under the 2010 Credit Agreement would permit Crédit Agricole and the Lenders to terminate their commitment to make cash advances or issue letters of credit, require the immediate repayment of any outstanding cash advances with interest and require the cash collateralization of outstanding letter of credit obligations. As of March 31, 2012, the Company was in compliance with all covenants under the 2010 Credit Agreement.

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

Incurred unamortized debt issue costs associated with the 2010 Credit Agreement are $7,456 as of March 31, 2012. These debt issue costs are included in “Other assets” at March 31, 2012. These costs will be amortized to interest expense over the three- and four-year terms of the Revolving Credit Facility and Term Loan, respectively.

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

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

6. Long-term Debt (continued)

The 6.5% Notes are governed by an indenture by and among the Company, as issuer, WUSH, as guarantor, and Bank of Texas, N.A. (as successor to the original trustee), as Trustee (the “Indenture”), and were issued under the Purchase Agreement by and among the Company and the initial purchasers of the 6.5% Notes, in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 6.5% Notes are convertible into shares of the Company’s common stock at a conversion rate of 56.9606 shares of common stock per $1,000 principal amount of notes representing a conversion price of approximately $17.56 per share. If all notes had been converted to common stock at March 31, 2012, 1,825,587 shares would have been issuable based on the principal amount of the 6.5% Notes that remain outstanding, subject to adjustment in certain circumstances. The 6.5% Notes are general senior unsecured obligations. Interest is due semi-annually on June 15 and December 15.

The 6.5% Notes mature on December 15, 2012 unless the notes are repurchased or converted earlier. The Company does not have the right to redeem the 6.5% Notes prior to maturity. Upon maturity, the principal amount plus the accrued interest through the day prior to the maturity date is payable only in cash. The 6.5% Notes remain outstanding as of March 31, 2012 and continue to be subject to the terms and conditions of the Indenture governing the 6.5% Notes. An aggregate principal amount of $32,050 remains outstanding (net of $0 discount) and has been classified as current and included within “Notes payable and current portion of long-term debt” on the Consolidated Balance Sheet at March 31, 2012. The holders of the 6.5% Notes have the right to require the Company to purchase the 6.5% Notes for cash upon the occurrence of a Fundamental Change, as defined in the Indenture. In addition to the amounts described above, the Company will be required to pay a “make-whole premium” to the holders of the 6.5% Notes who elect to convert their notes into the Company’s common stock in connection with a Fundamental Change. The make-whole premium is payable in additional shares of common stock and is calculated based on a formula with the premium ranging from 0.0 percent to 28.0 percent depending on when the Fundamental Change occurs and the price of the Company’s stock at the time the Fundamental Change occurs.

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

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

6. Long-term Debt (continued)

On September 16, 2011, following receipt of the requisite consents of the holders of the 6.5% Notes, the Company entered into a fourth supplemental indenture (the “Fourth Supplemental Indenture”) to the Indenture for the 6.5% Notes. The Fourth Supplemental Indenture amended Section 6.13 of the Indenture to change the Maximum Total Leverage Ratio to 5.50 to 1.00 during the fiscal quarter ending March 31, 2012, 3.75 to 1.00 during the fiscal quarter ending June 30, 2012 and 3.50 to 1.00 during the fiscal quarters ending September 30, 2012 and December 31, 2012. The Fourth Supplemental Indenture is a debt incurrence test and the calculation of the Maximum Total Leverage Ratio mirrors the calculation in the 2010 Credit Agreement. In addition, the Fourth Supplemental Indenture conformed the definition of Consolidated EBITDA in the Indenture to the definition of Consolidated EBITDA in the 2010 Credit Agreement. Depending on its financial performance, the Company may be required to request amendments, or waivers for the debt incurrence covenant under the Indenture, dispose of assets, or obtain refinancing in future periods. There can be no assurance that the Company will be able to obtain amendments or waivers, complete asset sales, or negotiate agreeable refinancing terms should it become needed.

Fair Value of Debt

The estimated fair value of the Company’s debt instruments as of March 31, 2012 and December 31, 2011 was as follows:

	March 31, 2012	December 31, 2011
Term Loan	$140,471	$168,733
Borrowings under Revolving Credit Facility	59,357	59,357
6.5% Senior Convertible Notes	32,025	31,613
Capital lease obligations	5,610	6,464

Total fair value of debt instruments	$237,463	$266,167

The fair values of the Company’s 6.5% Notes were estimated using market prices and are classified within Level 1 of the fair value hierarchy. The Term Loan, revolver borrowings and capital lease obligations are classified within Level 2 of the fair value hierarchy. The fair values of these instruments have been estimated using discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements. A significant increase or decrease in the inputs could result in a directionally opposite change in the fair value of these instruments.

Capital Leases

The Company has entered into multiple capital lease agreements to acquire various units of construction equipment, which have a weighted average interest rate of 6.9 percent. Assets held under capital leases at March 31, 2012 and December 31, 2011 is summarized below:

	March 31,	December 31,
	2012	2011
Construction equipment	$4,226	$3,615
Transportation equipment	3,683	3,683
Furniture and equipment	3,562	3,562

Total assets held under capital lease	11,471	10,860
Less: accumulated depreciation	(5,484)	(5,169)

Net assets under capital lease	$5,987	$5,691

7. Retirement Benefits

The Company has defined contribution plans that are funded by participating employee contributions and the Company. The Company matches employee contributions, up to a maximum of five percent of salary, in the form of cash. Company contributions for the three months ended March 31, 2012 and 2011 were $2,061 and $1,858, respectively.

The Company is also subject to collective bargaining agreements with various unions. As a result, the Company participates with other companies in the unions’ multi-employer pension and other postretirement benefit plans. These plans cover all employees who are members of such unions. The Employee Retirement

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

7. Retirement Benefits (continued)

Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multi-employer plan in the event of the employer’s withdrawal from, or upon termination of, such plan. The Company has no intention to withdraw from these plans. The plans do not maintain information on the net assets and actuarial present value of the plans’ unfunded vested benefits allocable to the Company, and the amounts, if any, for which the Company may be contingently liable, are not ascertainable at this time. Contributions to all union multi-employer pension and other postretirement plans by the Company for the three months ended March 31, 2012 and 2011 were $8,532 and $7,737, respectively.

8. Income Taxes

The effective tax rate on continuing operations was a negative 7.86 percent and a negative 4.30 percent for the three months ended March 31, 2012 and March 31, 2011, respectively. Tax expense for discrete items for the three months ended March 31, 2012 is $1,333, which is primarily related to 2006 and 2007 foreign tax settlements, increases to foreign uncertain tax positions for 2008 through 2012 and for Texas Margins Tax. The Company has not recorded the benefit of current year losses in the U.S. As of March 31, 2012, U.S. federal and state deferred tax assets continue to be covered by valuation allowances. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the impacts of reversing taxable temporary differences, future forecasted income and available tax planning strategies, when forecasting future taxable income and in evaluating whether deferred tax assets are more likely than not to be realized.

In April 2011, the Company discontinued its strategy of reinvesting foreign earnings in foreign operations. This change in strategy continues through the first quarter of 2012. Due to the current deficit in foreign earnings and profits, the Company does not anticipate recording tax expense related to future repatriations of foreign earnings in the U.S.

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

In 2006, the Company established the 2006 Director Restricted Stock Plan (the “2006 Director Plan”) with 50,000 shares authorized for issuance to grant shares of restricted stock and restricted stock rights to non-employee directors. The number of shares authorized for issuance under the 2006 Director Plan was increased in 2008 to 250,000 by stockholder approval. On May 26, 2010, the Company established the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (the “2010 Plan”) with 2,100,000 shares of common stock authorized for issuance to provide for awards to key employees of the Company. All future grants of stock awards to key employees will be made through the 2010 Plan. As a result, the 1996 Plan was frozen, with the exception of normal vesting, forfeiture and other activity associated with awards previously granted under the 1996 Plan. At March 31, 2012, the 2010 Plan had 514,563 shares available for grant.

Restricted stock and restricted stock units or rights, also described collectively as restricted stock units (“RSUs”), and options granted to employees vest generally over a three to four year period. Options granted under the 2010 Plan expire 10 years subsequent to the grant date. Upon stock option exercise, common shares

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

9. Stockholders’ Equity (continued)

are issued from treasury stock. Options granted under the Director Plan are fully vested. Restricted stock and restricted stock rights granted under the 2006 Director Plan vest one year after the date of grant. At March 31, 2012, the 2006 Director Plan had 44,330 shares available for grant. For RSUs granted prior to March of 2009, certain provisions allow for accelerated vesting upon eligible retirement. Additionally, certain provisions allow for accelerated vesting in the event of involuntary termination not for cause or a change of control of the Company. During the three months ended March 31, 3012 and 2011, $434 and $180, respectively, of compensation expense was recognized due to accelerated vesting of RSUs due to retirement and separation from the Company.

Share-based compensation related to RSUs is recorded based on the Company’s stock price as of the grant date. Expense from both stock options and RSUs totaled $1,791 and $1,401, respectively, for the three months ended March 31, 2012 and 2011.

The Company determines fair value of stock options as of its grant date using the Black-Scholes valuation method. No options were granted during the three months ended March 31, 2012 and 2011.

The Company’s stock option activity and related information consist of:

	Shares	Weighted- Average Exercise Price
Outstanding, January 1, 2012	227,750	$15.28
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding, March 31, 2012	227,750	$15.28

Exercisable, March 31, 2012	227,750	$15.28

As of March 31, 2012, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $0. The weighted average remaining contractual term of outstanding options and exercisable options is 3.06 years and 3.06 years, respectively, at March 31, 2012. The total intrinsic value of options exercised was $0 and $0 during the three months ended March 31, 2012 and 2011, respectively. The total fair value of options vested during the three months ended March 31, 2012 and 2011 was $0 and $135, respectively.

The Company’s RSU activity and related information for the three months ended March 31, 2012 consist of:

	Shares	Weighted- Average Grant- Date Fair Value
Outstanding, January 1, 2012	1,143,011	$10.84
Granted	729,594	3.54
Vested	(351,733)	10.33
Forfeited	(20,936)	9.87

Outstanding, March 31, 2012	1,499,936	$7.41

The total fair value of RSUs vested during the three months ended March 31, 2012 and 2011 was $3,635 and $2,529, respectively.

As of March 31, 2012, there was a total of $8,612 of unrecognized compensation cost, net of estimated forfeitures, related to all non-vested share-based compensation arrangements granted under the Company’s stock ownership plans. That cost is expected to be recognized over a weighted-average period of 3.97 years.

10. Income (Loss) Per Share

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

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

10. Income (Loss) Per Share (continued)

Basic and diluted income (loss) per common share from continuing operations for the three months ended March 31, 2012 and 2011 are computed as follows:

	Three Months Ended March 31,
	2012	2011
Loss from continuing operations	$(22,679)	$(37,161)
Less: Income attributable to noncontrolling interest	(344)	(271)

Net loss from continuing operations attributable to Willbros Group, Inc. (numerator for basic calculation)	(23,023)	(37,432)
Add: Interest and debt issuance costs associated with convertible notes	—	—

Net loss from continuing operations applicable to common shares (numerator for diluted calculation)	$(23,023)	$(37,432)

Weighted average number of common shares outstanding for basic income (loss) per share	47,781,396	47,315,990
Weighted average number of potentially dilutive common shares outstanding	—	—

Weighted average number of common shares outstanding for diluted income per share	47,781,396	47,315,990

Loss per common share from continuing operations:
Basic	$(0.48)	$(0.79)

Diluted	$(0.48)	$(0.79)

The Company has excluded shares potentially issuable under the terms of use of the securities listed below from the computation of diluted income (loss) per share, as the effect would be anti-dilutive:

	Three Months Ended March 31,
	2012	2011
6.5% Senior Convertible Notes	1,825,587	1,825,587
Stock options	227,750	194,936
Warrants to purchase common stock(1)	—	536,925
Restricted stock and restricted stock rights	166,836	239,456

	2,220,173	2,796,904

(1)	In the fourth quarter of 2011, 536,925 warrants that were issued in conjunction with a private placement of equity in 2006, expired, unexercised.

11. Segment Information

The Company’s segments are comprised of strategic businesses that are defined by the industries or geographic regions they serve. Each is managed as an operation with well-established strategic directions and performance requirements. In January 2012, in an effort to manage the Company more effectively, Willbros changed it organizational structure such that its operating results will be reported by the following three segments: Oil & Gas, Utility T&D and Canada. As such, previously reported periods have been recast to conform to this new organization structure. Management evaluates the performance of each operating segment based on operating

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

11. Segment Information (continued)

income. To support the segments, the Company has a focused corporate operation led by the executive management team, which, in addition to oversight and leadership, provides general, administrative and financing functions for the organization. The costs to provide these services are allocated, as are certain other corporate costs, to the three operating segments.

The following tables reflect the Company’s operations by reportable segment for the three months ended March 31, 2012 and 2011:

For the three months ended March 31, 2012:

	Oil & Gas	Utility T&D	Canada	Eliminations	Consolidated
Revenue	$246,935	$139,313	$34,130	$(1,288)	$419,090
Operating Expenses	246,089	147,720	37,181	(1,288)	429,702

Operating income (loss)	$846	$(8,407)	$(3,051)	$—	(10,612)

Other expense					(10,415)
Provision for income taxes					1,652

Loss from continuing operations					(22,679)
Income from discontinued operations net of provision for income taxes					2,299

Net loss					(20,380)
Less: Income attributable to noncontrolling interest					(344)

Net loss attributable to Willbros Group, Inc.					$(20,724)

For the three months ended March 31, 2011:

	Oil & Gas	Utility T&D	Canada	Eliminations	Consolidated
Revenue	$167,636	$120,544	$37,256	$(1,647)	$323,789
Changes in fair value of contingent	—	—	—	—	(6,000)
Operating Expenses	176,954	132,709	42,381	(1,647)	350,397

Operating loss	$(9,318)	$(12,165)	$(5,125)	$—	(20,608)

Other expense					(15,021)
Provision for income taxes					1,532

Loss from continuing operations					(37,161)
Loss from discontinued operations net of benefit for income taxes					(7,458)

Net loss					(44,619)
Less: Income attributable to noncontrolling interest					(271)

Net loss attributable to Willbros Group, Inc.					$(44,890)

Total assets by segment as of March 31, 2012 and December 31, 2011 are presented below:

	March 31, 2012	December 31, 2011
Oil & Gas	$302,319	$263,899
Utility T&D	392,134	410,812
Canada	57,336	79,998
Corporate	79,156	79,054

Total assets, continuing operations	$830,945	$833,763

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

12. Contingencies, Commitments and Other Circumstances

Contingencies

Resolution of criminal and regulatory matters

In May of 2008, the United States Department of Justice (the “DOJ”) filed an Information and Deferred Prosecution Agreement (“DPA”) in the United States District Court in Houston concluding its investigation into violations of the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), by Willbros Group, Inc. and its subsidiary Willbros International, Inc. (“WII”). Also in May 2008, WGI reached a final settlement with the SEC to resolve its previously disclosed investigation of possible violations of the FCPA and possible violations of the Securities Act and the Securities Exchange Act of 1934, as amended. These investigations stemmed primarily from the Company’s former operations in Bolivia, Ecuador and Nigeria. The settlements together required the Company to pay a total of $32,300 in penalties and disgorgement, over approximately three years, plus post-judgment interest on $7,725, all of which has now been paid. As part of its agreement with the SEC, the Company is subject to a permanent injunction barring future violations of certain provisions of the federal securities laws. As to its agreement with the DOJ, both WGI and WII for a period of three years from May 2008, were subject to the DPA, which among its terms provided that, in exchange for WGI’s and WII’s full compliance with the DPA, the DOJ would not continue a criminal prosecution of WGI and WII and with the successful completion of the DPA’s terms, the DOJ would move to dismiss the criminal investigation. In March of 2012, upon completion of the monitorship described in the next paragraph, the DOJ filed a motion to dismiss the criminal information and on April 2, 2012, the court signed the dismissal, with prejudice.

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

On March 2, 2012, the monitor filed its third and final report with the DOJ. In the third report, the monitor reviewed the significant changes in the Company since the occurrence of the events leading to filing of the criminal information and the DPA, as well as the Company’s progress in implementing the monitor’s recommendations in the first and second reports. The monitor concluded the third report by certifying that the anti-bribery compliance program of Willbros is appropriately designed and implemented to ensure compliance with the FCPA and other applicable anti-corruption laws. This certification lead to the DOJ filing its motion to dismiss the criminal information and the court’s signing the order of dismissal, with prejudice, on April 2, 2012. The dismissal with prejudice means that the Company may no longer be prosecuted for the offenses listed in the criminal information.

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

The Company believes that its performance of the project fully conforms to all contractual requirements and that the arbitration proceedings will result in an award in CTS’ favor for the full amount of the outstanding invoices. The Company further believes that any collection risk is mitigated by its lien rights. Accordingly, at March 31, 2012 and December 31, 2011, the Company has not recorded an allowance for doubtful accounts against the outstanding receivable.

Other

In addition to the matters discussed above and in Note 14 – Discontinuance of Operations, Held for Sale Operations and Asset Disposals, the Company is party to a number of other legal proceedings. Management believes that the nature and number of these proceedings are typical for a firm of similar size engaged in a similar type of business and that none of these proceedings is material to the Company’s consolidated results of operations, financial position or cash flows.

Commitments

From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds and financial guarantees. Contracts with the Company’s customers may require the Company to secure letters of credit or surety bonds with regard to the Company’s performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or surety bonds in lieu of contract retention provisions, where the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At March 31, 2012, the Company had approximately $37,875 of outstanding letters of credit, all of which related to continuing operations. This amount represents the maximum amount of payments the Company could be required to make if these letters of credit are drawn upon. Additionally, the Company issues surety bonds customarily required by commercial terms on construction projects. At March 31, 2012, the Company had bonds outstanding, primarily performance bonds, with a face value at $506,243 related to continuing operations. This amount represents the bond penalty amount of future payments the Company could be required to make if the Company fails to perform its obligations under such contracts. The performance bonds do not have a stated expiration date; rather, each is released when the contract is accepted by the owner. The Company’s maximum exposure as it relates to the value of the bonds outstanding is lowered on each bonded project as the cost to complete is reduced. As of March 31, 2012, no liability has been recognized for letters of credit or surety bonds.

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

See Note 14 – Discontinuance of Operations, Held for Sale Operations and Asset Disposals for discussion of commitments and contingencies associated with Discontinued Operations.

13. Fair Value Measurements

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, notes payable, long-term debt and interest rate contracts. The fair value estimates of the Company’s financial instruments have been determined using available market information and appropriate valuation methodologies. All of the Company’s cash and cash equivalents are categorized as Level 1 in accordance with the fair value hierarchy as all values are based on unadjusted quoted prices for identical assets in an active market that the Company has the ability to access.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures its financial assets and financial liabilities at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs as of March 31, 2012:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Interest rate caps	$—	$—	$—	$—
Liabilities:
Interest rate swaps	2,025	—	2,025	—

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

13. Fair Value Measurements (continued)

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

The following table represents a reconciliation of the change in the fair value measurement of the contingent earnout liability for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Beginning balance	$—	$10,000
Change in fair value of contingent earnout liability included in operating expenses	—	(6,000)

Ending balance	$—	$4,000

The Company recorded a $6,000 adjustment to the estimated fair value of the contingent earnout liability for the three months ended March 31, 2011 due to a decrease in the probability-weighted estimated achievement of InfrastruX’s EBITDA targets as set forth in the Merger Agreement. The remaining contingent liability of $4,000 was written off in the fourth quarter of 2011.

Hedging Arrangements

The Company attempts to negotiate contracts that provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent, it is unable to match non-U.S. currency revenue with expenses in the same currency; the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at March 31, 2012 or December 31, 2011.

Interest Rate Swaps

In conjunction with the 2010 Credit Agreement, the Company is subject to hedging arrangements to fix or otherwise limit the interest cost of the Term Loan. The Company is subject to interest rate risk on its debt and investment of cash and cash equivalents arising in the normal course of business, as the Company does not engage in speculative trading strategies.

In September 2010, the Company entered into two 18-month forward-starting interest rate swap agreements for a total notional amount of $150,000 in order to hedge changes in the variable rate interest expense of half of the $300,000 Term Loan maturing on June 30, 2014. Under each swap agreement, the Company receives interest at a rate based on the maximum of either three-month LIBOR or 2% (to mirror variable rate interest provisions of the underlying hedged debt), and pays interest at a fixed rate of 2.685 percent, effective March 28, 2012 through June 30, 2014. The swap agreements are designated and qualify as cash flow hedging instruments, with the effective portion of the swaps’ change in fair value recorded in Other Comprehensive Income (“OCI”). The interest rate swaps are deemed to be highly effective hedges, and resulted in no gain or loss recorded for hedge ineffectiveness in the Condensed Consolidated Statements of Operations. Amounts in OCI are reported in interest expense when the hedged interest payments on the underlying debt are recognized.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

13. Fair Value Measurements (continued)

The fair value of each swap agreement was determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates. Amounts of OCI relating to the interest rate swaps expected to be recognized in interest expense in the coming 12 months total $(983).

Interest Rate Caps

In September 2010, the Company entered into two interest rate cap agreements for notional amounts of $75,000 each in order to limit its exposure to an increase of the interest rate above 3 percent, effective September 28, 2010 through March 28, 2012. Total premiums of $98 were paid for the interest rate cap agreements. Through June 1, 2011, the cap agreements were designated and qualified as cash flow hedging instruments, with the effective portion of the caps’ change in fair value recorded in OCI. Amounts in OCI and the premiums paid for the caps were reported in interest expense as the hedged interest payments on the underlying debt were recognized during the period when the caps were designated as cash flow hedges. Through June 1, 2011, the interest rate caps were deemed to be highly effective, resulting in an immaterial amount of hedge ineffectiveness recorded. On June 1, 2011, the caps were de-designated due the interest rate being fixed on the underlying debt through the remaining term of the caps; changes in the value of the caps subsequent to that date were reported in earnings. The amount reported in earnings for the undesignated interest rate caps for the three months ended March 31, 2012 and 2011 is immaterial. The fair value of the interest rate cap agreements was determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates.

	Liability Derivatives
	March 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts- swaps	Other current liabilities	$921	Other current liabilities	$671
Interest rate contracts- swaps	Other long-term liabilities	1,095	Other long-term liabilities	1,173
Interest rate contracts- swaps	Accounts payable and accrued liabilities	9	—	—

Total derivatives		$2,025		$1,844

For the Three Months Ended March 31,
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2012	2011		2012	2011		2012	2011
Interest rate contracts	$(181)	$113	Interest expense, net	$(64)	$—	Interest expense, net	$—	$—

Total	$(181)	$113		$(64)	$—		$—	$—

14. Discontinuance of Operations, Held for Sale Operations and Asset Disposals

Strategic Decisions

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

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

14. Discontinuance of Operations Held for Sale Operations and Asset Disposals (continued)

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

Approximately one year after the sale of the Nigeria assets and operations, WGHI received its first notification asserting various rights under one of the outstanding parent guarantees. On February 1, 2008, WWAI, the Ascot company performing the West African Gas Pipeline (“WAGP”) contract, received a letter from WAPCo, the owner of WAGP, wherein WAPCo gave written notice alleging that WWAI was in default under the WAGP contract, as amended, and giving WWAI a brief cure period to remedy the alleged default. The Company understands that WWAI responded by denying being in breach of its WAGP contract obligations, and apparently also advised WAPCo that WWAI “requires a further $55,000, without which it will not be able to complete the work which it had previously undertaken to perform”. The Company understands that, on February 27, 2008, WAPCo terminated the WAGP contract for the alleged continuing non-performance of WWAI.

In addition, in February 2008, WGHI received a letter from WAPCo reminding WGHI of its parent guarantee on the WAGP contract and requesting that WGHI remedy WWAI’s default under that contract, as amended. WGHI responded to WAPCo, consistent with its earlier communications, that, for a variety of legal, contractual, and other reasons, it did not consider the prior WAGP contract parent guarantee to have continued application. In February 2009, WGHI received another letter from WAPCo formally demanding that WGHI pay all sums payable in consequence of the non-performance by WWAI with WAPCo and stating that quantification of that amount would be provided sometime in the future when the work was completed. In spite of this letter, the Company continued to believe that the parent guarantee was not valid. WAPCo disputed WGHI’s position that it is no longer bound by the terms of WGHI’s prior parent guarantee of the WAGP contract and reserved all its rights in that regard.

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

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

14. Discontinuance of Operations Held for Sale Operations and Asset Disposals (continued)

During 2012:

$4,000 on March 31;

$4,000 on June 30;

$4,000 on September 30; and

$2,000 on December 31.

During 2013:

$2,500 on June 30; and

$2,500 on December 31.

During 2014:

$3,750 on June 30; and

$3,750 on December 31.

During 2015:

$4,000 on June 30; and

$4,000 on December 31.

During 2016:

$5,000 on June 30; and

$5,000 on December 31.

During 2017:

$5,500 on June 30; and

$5,500 on December 31.

The Settlement Agreement also provides that the payments due in the years 2015, 2016 and 2017 may be accelerated and become payable in whole or in part within 21 days after filing of the Company’s third quarter results in 2014 in the event the Company achieves a leverage ratio of debt to EBITDA of 2.25 to 1.00 or less or certain other metrics (the “Acceleration Metrics”). In the event the Acceleration Metrics applied during 2014 do not result in payment of the entire outstanding sum, the Acceleration Metrics are applied again in each subsequent year and may result in the acceleration of all or some of the remaining payments in each of those years. The Company timely paid the $4,000 payment that became due on March 31, 2012.

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

Business Disposals

On October 11, 2011, the Company completed the sale of all assets and operations of InterCon, which was determined to be a non-strategic subsidiary within the Utility T&D segment. The Company received total compensation of $18,749 in cash and $250 in the form of an escrow deposit from the buyer, to be paid in full on or before October 11, 2012. As a result of this transaction, the Company recorded a loss on sale of $2,381 to discontinued operations, net of tax.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

14. Discontinuance of Operations Held for Sale Operations and Asset Disposals (continued)

Results of Discontinued Operations

The major classes of revenue and income (losses) with respect to the Discontinued Operations are as follows:

	Three Months Ended March 31, 2012
	Canada	WAPCo / Other	Libya	Total
Contract revenue	$29,029	$—	$—	$29,029
Operating income (loss)	3,381	(1,052)	—	2,329
Income (loss) before income taxes	4,533	(1,052)	—	3,481
Provision for income taxes	1,182	—		1,182
Net income (loss)	$3,351	$(1,052)	$—	$2,299

	Three Months Ended March 31, 2011
	Canada	WAPCo / Other	Libya	Intercon	Total
Contract revenue	$83,439	$—	$—	$5,097	$88,536
Operating loss	(4,134)	(1,178)	(38)	(3,946)	(9,296)
Loss before income taxes	(4,117)	(1,178)	(38)	(3,946)	(9,279)
Benefit for income taxes	(412)	—	—	(1,409)	(1,821)
Net loss	$(3,705)	$(1,178)	$(38)	$(2,537)	$(7,458)

Condensed balance sheets with respect to the Discontinued Operations are as follows:

	March 31, 2012
	Canada	WAPCo / Other	Libya	Total
Total assets	$26,605	$1	$93	$26,699
Total liabilities	13,510	52,348	(6)	65,852
Net assets (liabilities) of discontinued operations	$13,095	$(52,347)	$99	$(39,153)

	December 31, 2011
	Canada	WAPCo / Other	Libya	Total
Total assets	$27,917	$1	$90	$28,008
Total liabilities	11,782	57,715	(7)	69,490
Net assets (liabilities) of discontinued operations	$16,135	$(57,714)	$97	$(41,482)

15. Condensed Consolidating Guarantor Financial Statements

Willbros Group, Inc. (the “Parent”) and its 100% owned U.S. subsidiaries (the “Guarantors”) may fully and unconditionally guarantee, on a joint and several basis, the obligations of the Company under debt securities that it may issue pursuant to a universal shelf registration statement on Form S-3 filed by the Company with the SEC. There are currently no restrictions on the ability of the Guarantors to transfer funds to the Parent in the form of cash dividends or advances. Condensed consolidating financial information for a) the Parent, b) the Guarantors

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

15. Condensed Consolidating Guarantor Financial Statements (continued)

and c) all other direct and indirect subsidiaries (the “Non-Guarantors”) as of March 31, 2012 and December 31, 2011 and for each of the three months ended March 31, 2012 and 2011 follows.

CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$24,087	$24,908	$(56)	$48,939
Accounts receivable, net	—	254,260	48,089	—	302,349
Contract cost and recognized income not yet billed	—	56,654	2,797	—	59,451
Prepaid expenses and other assets	3,789	41,996	7,696	(16,308)	37,173
Parts and supplies inventories	—	8,242	4,434	—	12,676
Deferred income taxes	3,000	—	(1,189)	—	1,811
Assets held for sale	—	—	26,699	—	26,699
Receivables from affiliated companies	132,090	22,016	14,400	(168,506)	—

Total current assets	138,879	407,255	127,834	(184,870)	489,098
Property, plant and equipment, net	—	139,897	17,807	—	157,704
Deferred income taxes	103,327	—	—	(103,327)	—
Goodwill	—	8,067	—	—	8,067
Other intangible assets, net	—	176,015	—	—	176,015
Investment in subsidiaries	24,731	—	—	(24,731)	—

Other assets	130	26,808	(178)	—	26,760

Total assets	$267,067	$758,042	$145,463	$(312,928)	$857,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$697	$218,008	$27,363	$(56)	$246,012
Contract billings in excess of cost and recognized income	—	35,458	474	—	35,932
Current portion of capital lease obligations	—	2,463	(3)	—	2,460

Notes payable and current portion of long-term debt	32,050	(1,596)	—	—	30,454

Current portion of settlement obligation of discontinued operations	—	—	10,000	—	10,000
Accrued income taxes	20,340	—	1,364	(16,308)	5,396
Liabilities held for sale	—	—	14,352	—	14,352
Other current liabilities	207	3,161	7,498	—	10,866
Payables to affiliated companies	—	—	168,506	(168,506)	—

Total current liabilities	53,294	257,494	229,554	(184,870)	355,472
Long-term debt	—	202,060	—	—	202,060
Capital lease obligations	—	3,152	(2)	—	3,150
Long-term portion of settlement obligation of discontinued operations	—	—	41,500	—	41,500
Long-term liabilities for unrecognized tax benefits	1,868	—	2,442	—	4,310
Deferred income taxes	101	105,095	1,029	(103,327)	2,898
Other long-term liabilities	—	35,585	865	—	36,450

Total liabilities	55,263	603,386	275,388	(288,197)	645,840
Stockholders’ equity:
Total stockholders’ equity	211,804	154,656	(129,925)	(24,731)	211,804

Total liabilities and stockholders’ equity	$267,067	$758,042	$145,463	$(312,928)	$857,644

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

15. Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$188	$27,885	$30,613	$—	$58,686
Accounts receivable, net	109	249,126	52,280	—	301,515
Contract cost and recognized income not yet billed	—	36,443	647	—	37,090
Prepaid expenses and other assets	14,960	21,094	7,502	(427)	43,129
Parts and supplies inventories	—	7,553	4,340	—	11,893
Deferred income taxes	3,001	8,351	(1,156)	(8,351)	1,845
Assets held for sale	—	—	32,758	—	32,758
Receivables from affiliated companies	444,106	77,068	—	(521,174)	—

Total current assets	462,364	427,520	126,984	(529,952)	486,916
Property, plant and equipment, net	—	147,969	18,506	—	166,475
Deferred income taxes	103,326	—	33	(103,359)	—
Goodwill	—	8,067	—	—	8,067
Other intangible assets, net	—	179,916	—	—	179,916
Investment in subsidiaries	29,860	—	—	(29,860)	—

Other assets	189	19,519	689	—	20,397

Total assets	$595,739	$782,991	$146,212	$(663,171)	$861,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$57	$195,087	$26,413	$—	$221,557
Contract billings in excess of cost and recognized income	—	16,145	1,855	—	18,000
Current portion of capital lease obligations	—	2,822	(4)	—	2,818
Notes payable and current portion of long-term debt	32,050	—	—	(427)	31,623
Current portion of settlement obligation of discontinued operations	—	—	14,000	—	14,000
Accrued income taxes	11,325	—	2,009	(8,351)	4,983
Liabilities held for sale	—	—	13,990	—	13,990
Other current liabilities	207	1,105	6,163	—	7,475
Payables to affiliated companies	318,683	37,039	165,452	(521,174)	—

Total current liabilities	362,322	252,198	229,878	(529,952)	314,446
Long-term debt	—	230,707	—	—	230,707
Capital lease obligations	—	3,648	(2)	—	3,646
Long-term portion of settlement obligation of discontinued operations	—	—	41,500	—	41,500
Contingent earnout	—	—	—	—	—
Long-term liabilities for unrecognized tax benefits	1,839	—	2,191	—	4,030
Deferred income taxes	—	105,095	1,258	(103,359)	2,994
Other long-term liabilities	—	31,934	936	—	32,870

Total liabilities	364,161	623,582	275,761	(633,311)	630,193
Stockholders’ equity:
Total stockholders’ equity	231,578	159,409	(129,549)	(29,860)	231,578

Total liabilities and stockholders’ equity	$595,739	$782,991	$146,212	$(663,171)	$861,771

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

15. Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Contract revenue	$—	$363,220	$55,966	$(96)	$419,090
Operating expenses:
Contract	—	336,177	50,876	(96)	386,957
Amortization of intangibles	—	3,920	—	—	3,920
General and administrative	6,846	26,146	5,731	—	38,723
Other charges	—	102	—	—	102

Operating loss	(6,846)	(3,125)	(641)	—	(10,612)

Other income (expense):
Equity in loss of consolidated subsidiaries	(4,008)	—	(344)	4,352	—
Interest expense, net	(564)	(7,366)	36	—	(7,894)
Loss on early extinguishment of debt	—	(2,256)	—	—	(2,256)
Other, net	—	154	(419)	—	(265)

Loss from continuing operations before income taxes	(11,418)	(12,593)	(1,368)	4,352	(21,027)

Provision (benefit) for income taxes	9,306	(7,957)	303	—	1,652

Loss from continuing operations	(20,724)	(4,636)	(1,671)	4,352	(22,679)
Income from discontinued operations net of benefit for income taxes	—	—	2,299	—	2,299

Net loss	(20,724)	(4,636)	628	4,352	(20,380)
Less: Income attributable to noncontrolling interest	—	—	—	(344)	(344)

Net loss attributable to Willbros Group, Inc.	$(20,724)	$(4,636)	$628	$4,008	$(20,724)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

15. Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Contract revenue	$—	$186,038	$137,751	$—	$323,789
Operating expenses:
Contract	—	168,285	139,300	—	307,585
Amortization of intangibles	—	3,917	—	—	3,917
General and administrative	6,812	20,912	11,026	—	38,750
Changes in fair value of contingent earnout	—	(6,000)	—	—	(6,000)
Other charges	—	145	—	—	145

Operating loss	(6,812)	(1,221)	(12,575)	—	(20,608)

Other income (expense):
Equity in loss of consolidated subsidiaries	(40,638)	—	(271)	40,909	—
Interest expense, net	(1,615)	(13,248)	63	—	(14,800)
Other, net	—	(487)	266	—	(221)

Loss from continuing operations before income taxes	(49,065)	(14,956)	(12,517)	40,909	(35,629)
Provision (benefit) for income taxes	(4,175)	4,646	1,061	—	1,532

Loss from continuing operations	(44,890)	(19,602)	(13,578)	40,909	(37,161)
Loss from discontinued operations net of provision (benefit) for income taxes	—	(6,667)	(791)	—	(7,458)

Net loss	(44,890)	(26,269)	(14,369)	40,909	(44,619)
Less: Income attributable to noncontrolling interest	—	—	—	(271)	(271)

Net loss attributable to Willbros Group, Inc.	$(44,890)	$(26,269)	$(14,369)	$40,638	$(44,890)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

15. Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

	Three Months Ended March 31, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net loss	$(20,724)	$(4,636)	$628	$4,352	$(20,380)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(1,004)	—	(1,004)	1,004	(1,004)
Changes in derivative financial instruments	—	(117)	—	—	(117)

Total other comprehensive loss, net of tax	(1,004)	(117)	(1,004)	1,004	(1,121)

Total comprehensive loss	(21,728)	(4,753)	(376)	5,356	(21,501)
Total comprehensive income attributable to noncontrolling interests	—	—	—	(344)	(344)

Total comprehensive loss attributable to Willbros Group, Inc.	$(21,728)	$(4,753)	$(376)	$5,012	$(21,845)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

15. Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

	Three Months Ended March 31, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net loss	$(44,890)	$(26,269)	$(14,369)	$40,909	$(44,619)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	2,837	—	2,837	(2,837)	2,837
Changes in derivative financial instruments	—	113	—	—	113

Total other comprehensive income, net of tax	2,837	113	2,837	(2,837)	2,950

Total comprehensive loss	(42,053)	(26,156)	(11,532)	38,072	(41,669)

Total comprehensive income attributable to noncontrolling interests	—	—	—	(271)	(271)

Total comprehensive loss attributable to Willbros Group, Inc.	$(42,053)	$(26,156)	$(11,532)	$37,801	$(41,940)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

15. Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities of continuing operations	$5,700	$11,370	$3,549	$(56)	$20,563
Cash flows from operating activities of discontinued operations	—	—	(13,010)	—	(13,010)
Cash flows from investing activities of continuing operations	—	(608)	4,801	—	4,193
Cash flows from investing activities of discontinued operations	—	—	8,244	—	8,244

Cash flows from financing activities	(7,097)	(14,560)	(11,346)	—	(33,003)
Effect of exchange rate changes on cash and cash equivalents	1,209	—	(2,679)	—	(1,470)

Net decrease in cash and cash equivalents	(188)	(3,798)	(10,441)	(56)	(14,483)
Cash and cash equivalents of continuing operations at beginning of period (12/31/11)	188	27,885	30,613	—	58,686
Cash and cash equivalents of discontinued operations at beginning of period (12/31/11)	—	—	4,759	—	4,759

Cash and cash equivalents at beginning of period (12/31/11)	188	27,885	35,372	—	63,445

Cash and cash equivalents at end of period (3/31/12)	—	24,087	24,931	(56)	48,962
Less: cash and cash equivalents of discontinued operations at end of period (3/31/12)	—	—	(23)	—	(23)

Cash and cash equivalents of continuing operations at end of period (3/31/12)	$—	$24,087	$24,908	$(56)	$48,939

	Three Months Ended March 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities of continuing operations	$834	$(12,219)	$(19,092)	$—	$(30,477)
Cash flows from operating activities of discontinued operations	—	2,763	(9,488)	—	(6,725)
Cash flows from investing activities	—	15,649	582	—	16,231
Cash flows from financing activities	(834)	(30,115)	(10,918)	—	(41,867)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,026	—	1,026

Net decrease in cash and cash equivalents	—	(23,922)	(37,890)	—	(61,812)

Cash and cash equivalents of continuing operations at beginning of period (12/31/10)	—	60,328	73,977	—	134,305
Cash and cash equivalents of discontinued operations at beginning of period (12/31/10)	—	—	6,796	—	6,796

Cash and cash equivalents at beginning of period (12/31/10)	—	60,328	80,773	—	141,101
Cash and cash equivalents at end of period (3/31/11)	—	36,406	42,883	—	79,289
Less: cash and cash equivalents of discontinued operations at end of period (3/31/11)	—	—	(11,025)	—	(11,025)

Cash and cash equivalents of continuing operations at end of period (3/31/11)	$—	$36,406	$31,858	$—	$68,264

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In thousands, except share and per share amounts or unless otherwise noted)

The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2012 and 2011, included in Item 1 of this Form 10-Q, and the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Our Values

We believe the values we adhere to as an organization shape the relationships and performance of our company. We are committed to strong leadership across the organization to achieve Excellence, Accountability and Compliance in everything we do, recognizing that Compliance is the catalyst for successfully applying all of our values. Our core values are:

•	Safety – always perform safely for the protection of our people and our stakeholders;

•	Honesty & Integrity – always do the right thing;

•	Our People – respect and care for their “well being” and development; maintain an atmosphere of trust, empowerment and teamwork; ensure the best people are in the right position;

•	Our Customers – understand their needs and develop responsive solutions; promote mutually beneficial relationships and deliver a good job on time;

•	Superior Financial Performance – deliver financial results that place us at the forefront of our peer group;

•	Vision & Innovation – understand the drivers of our business environment; promote constant curiosity, imagination and creativity about our business and opportunities; seek continuous improvement; and

•	Effective Communications – present a clear, consistent and accurate message to our people, our customers and the public.

We believe that adhering to and living these values will result in a high performance organization, which can differentiate itself and compete effectively, providing incremental value to our customers, our employees and all our stakeholders.

First Quarter of 2012

The first quarter’s loss from continuing operations of $23,023 shows significant improvement over the $37,432 loss from continuing operations in the first quarter of 2011. Our focus on mitigating the negative seasonal effects of the winter months resulted in improved operating performance during the first quarter of 2012. The first quarter’s operating loss was $10,612, an improvement of 48.5 percent compared to a loss of $20,608 in the first quarter of 2011, which had benefitted from a $6,000 change in the fair value of the contingent earnout liability associated with the InfrastruX acquisition. Our Oil & Gas segment reported operating income of $846 in the first quarter of 2012 versus an operating loss of $9,318 in the first quarter of 2011 and led the year-over-year quarterly improvements. Our Canada and Utility T&D segments reduced their first quarter operating losses by 40.5 percent and 30.9 percent, respectively, as compared to the same period in 2011.

Our focus on non-performing businesses is making steady progress in improving financial results. For example, in our Oil & Gas segment, our Downstream Engineering business broke a string of 10 consecutive quarters of operating losses by reporting a $373 operating profit in the first quarter of 2012. Given the strong demand for engineering services, we expect this business to sustain its profitability and improve upon its first quarter of 2012 results. Another example of an improving business is our Utility T&D segment’s electric distribution group, Willbros Transmission and Distribution (“T&D”), located in North Texas. Operating income was recognized for the month of March of 2012, reversing a string of 10 prior months with operating losses. Other non-performing businesses have been slower to improve such as our Utility T&D segment’s Eastern Region transmission and distribution business, Hawkeye. The absence of any large electric construction projects in the first quarter has exacerbated the financial impact of under-utilized people and equipment. We have increased management focus on these non-performing businesses and continue to take actions to improve their operating performance Based on this increased management focus, we expect to achieve our 2012 primary financial goal of improving our operating results to a level comparable to our peer group companies.

We have good visibility with $2,347,126 in total contract backlog. During the first quarter of 2012, we have added over $600,000 in new business and we continue to experience higher levels of bid activity consistent with our exposure to the robust levels of investment directed at the Canadian oil sands, the liquids-rich development plays in the United States and the expansion of the electric transmission grid. We expect to see moderate growth in revenue, with an emphasis on improving on the execution of the work we have in backlog.

With respect to monetizing non-strategic businesses or under-performing strategic businesses, in March 2012, we elected to liquidate our discontinued Canada cross-country pipeline business and committed the majority of the assets to an auction in April. Based on the results of the recently completed equipment auction, we expect to recognize approximately $3,000 above the previously contemplated sales value associated with a single sale of the entire Midwest business. Proceeds will be used to make payments against our existing Term Loan balance. We continue to evaluate divestiture of other non-strategic businesses and assets as well as the possible exit of under-performing businesses that we do not believe we can quickly return to profitability.

In March 2012, we paid down an additional $30,000 against our Term Loan, reducing the balance to $145,871 from the original $300,000 July 1, 2010 balance. Our interest expense continues to decline, decreasing from $12,083 after excluding the early payment charges of $2,717 in the first quarter of 2011, to $7,894 in the current quarter. The recent $30,000 Term Loan reduction will lower our expected second quarter of 2012 interest charges by approximately $966, which will have a positive impact on earnings. We are working to further improve our position to refinance the remaining debt at a lower cost and negotiate an expanded credit facility to support expected growth opportunities.

We are able to sustain the continuing reductions to our debt because of strengthening operating cash flows. In the first quarter, operations provided $20,563 of cash compared to the same quarter in 2011 when operations used $30,477 of cash, a $51,040 improvement. A substantial portion of this improvement is attributable to increased operating income and additional emphasis on working capital management.

Looking Forward

2012 Goals and Objectives

In 2012, our primary objective is to improve our operating results to a level comparable with our peer group companies. During the fourth quarter of 2011, we launched a thorough review of all of our businesses and their relative performance. We know which businesses are operating at a level comparable to, or better, than our peers and we are taking actions to improve the results of the under-performing businesses. Approximately half of the revenue generated in 2011 produced operating results equal to, or above, our peer group average; approximately 25.0 percent performed slightly below this average, and approximately 25.0 percent performed significantly below this average. We are focused on improving the performance of these under-performing businesses and have implemented action plans to address the commercial, contractual and competitive challenges that are negatively impacting our results.

We remain focused on project management in order to improve the consistency and predictability of the results we deliver. Our Chief Operating Officer (“COO”), and most experienced project manager, is exclusively focused on project management and building the Project Management Office. The COO is tasked with bolstering our bench strength of project managers within each segment and ensuring we have consistent deployment within our systems and processes on our projects. Our COO also oversees all EPC and other selected critical projects within the Company.

A secondary objective is to continue to reduce our debt and the related interest expenses. During the first quarter of 2012, we paid an additional $30,000 against our Term Loan and we expect that by year-end, we will have reduced the outstanding balance of the Term Loan by a total of $50,000 to $100,000 from operating cash and proceeds generated by divesting non-strategic assets, including equipment, real property, and businesses. Our financial leverage will continue to be reduced and our overall balance sheet strengthened. We will be watchful of opportunities to refinance our debt and modify or replace our existing 2010 Credit Facility as we strengthen our financial flexibility.

Outlook

We expect to return the Company to profitability in the second quarter of 2012. All three segments are projecting operating profits with Canada and Utility T&D reversing first quarter operating losses and Oil & Gas improving upon their first quarter profits.

Our Oil & Gas segment has approximately 70.0 percent of its remaining 2012 revenue committed. In our Downstream businesses, we have experienced an increased level of inquiries. Our Downstream engineering business has been profitable on increased levels of utilization in the first quarter of 2012, and we are seeing more inquiries for our fabrication and manufacturing services – all which are pre-cursors to market improvement. Through our new office on the Houston Ship Channel, we have begun booking work along the Gulf Coast, including a Master Service Agreement (“MSA”) at a large refinery in Pascagoula, Mississippi. Additionally, our current visibility leads us to believe that we will have a more robust turnaround season in the second half of 2012.

In our Upstream businesses, our large diameter pipeline construction business was awarded 97 miles of large diameter pipeline construction for the Red River Project. We also recognized higher than anticipated demand during the first quarter of 2012 for our regional service offerings supporting the shift to liquids production and we believe this level of activity will continue throughout the year. Additionally, we believe contractor capacity in the liquids-rich plays is tightening, enabling us to realize improved margins related to 2011 before year-end.

For our integrity services, we are excited to have partnered with GeoEye, a leading source of geospatial information and insight, to develop a cloud-based pipeline lifecycle integrity management solution. This high-resolution, map-accurate commercial satellite imagery is served from the Google Earth Builder platform. We believe this cloud-based solution will become the new standard in pipeline integrity management and that it will transform the way pipeline owners and operators conduct business, respond to issues and maintain regulatory compliance.

Our Canada segment has outstanding bids in excess of $200,000 and we have over $3,500,000 in prospects identified. With our high-grade management team and our new oil sands focused model, we are well positioned to qualify for larger capital projects in new plant expansions and have favorably changed the risk profile of the business, base loading it with recurring services in existing facilities. We are confident that we can fully replace the revenue opportunities lost with the exit from our Canada cross-country pipeline operations.

Our Utility T&D segment has in excess of $400,000 in transmission construction backlog, anchored by the Texas Competitive Renewable Energy Zone work. Especially in Texas, we are seeing increased demand for utility distribution services and, with the general improvement in the economy; we believe that the distribution business is beginning to rebound. We also continue to selectively bid transmission and other capital projects in the Northeast.

We have increased optimism about our future; however, we will continue to address our seasonality issues and advance our plans to achieve our 2012 profitability goals by improving the financial performance of our non-performing businesses.

Financial Summary

For the first quarter of 2012, we recorded a loss from continuing operations of $23,023 on revenue of $419,090. This compares to a loss from continuing operations of $53,707 on revenue of $404,541 for the fourth quarter of 2011. The decrease in loss of $30,684 is primarily related to a goodwill impairment charge of $29,682 recorded in the fourth quarter of 2011. This goodwill impairment charge was attributed to a reduction in our outlook for future cash flows. Such charge did not occur in the first quarter of 2012. Absent this charge, our loss from continuing operations was similar for both the fourth quarter of 2011 and the first quarter of 2012.

Revenue for the first quarter of 2012 increased $14,549 to $419,090 as compared to $404,541 for the fourth quarter of 2011. The sequential quarter improvement was a result of increased business activity within our various regional operations in South Texas, West Texas, Colorado and North Dakota in our Regional Delivery business, a developing business in the Oil & Gas segment.

General and administrative costs for the first quarter of 2012 increased $3,401 to $38,723 as compared to $35,322 for the fourth quarter of 2011. This increase was a result of additional consulting fees associated with the completion of the Department of Justice (“DOJ”) monitorship in the first quarter of 2012, as well as additional audit and legal fees over the sequential quarter.

Interest expense, net, for the first quarter of 2012, decreased $948 to $7,894 as compared to $8,842 for the fourth quarter of 2011. The sequential quarter decrease is attributed primarily to a reduction in interest expense, which was the result of continued accelerated payments against our Term Loan.

Provision (benefit) for income taxes on continuing operations for the first quarter of 2012 increased $5,418 to a provision of $1,652 as compared to a benefit of $3,766 for the fourth quarter of 2011. The increase is primarily attributable to a mix of audit settlements, uncertain tax positions and Texas Margin Tax in the first quarter of 2012, as well as prior period adjustments to correct errors in the tax calculation of the income tax provision in the fourth quarter of 2011.

Income (loss) from discontinued operations, net of taxes, for the first quarter of 2012 improved $62,958 to income of $2,299 as compared to a loss of $60,659 for the fourth quarter of 2011. The decrease is primarily attributed to the $55,500 in charges recorded in the fourth quarter of 2011 in connection with the settlement of the WAGP project litigation. The first quarter of 2012 also improved due to the release of certain project contingencies that resulted from the clean-up and wrap-up of a final Canada cross-country pipeline project and a gain on the sale of certain assets disposed of as part of the overall liquidation of the Canada cross-country pipeline business.

Other Financial Measures

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

Adjusted EBITDA from continuing operations is not a financial measurement recognized under U.S. generally accepted accounting principles, or U.S. GAAP. When analyzing our operating performance, investors should use Adjusted EBITDA from continuing operations in addition to, and not as an alternative for, net income, operating income, or any other performance measure derived in accordance with U.S. GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. Because not all companies use identical calculations, our presentation of Adjusted EBITDA from continuing operations may be different from similarly titled measures of other companies.

Adjusted EBITDA from continuing operations increased $1,422 to $6,209 for the first quarter of 2012 compared to $4,787 during the fourth quarter of 2011. The increase is primarily a result of increased contract income of $3,062, partially offset by an increase in general and administrative expenses of $1,539 over the previous quarter. The increase in contract income can be attributed to additional project activity during the first quarter, which generated improved margins as compared to the fourth quarter of 2011. The increase in general and administrative expenses are primarily related to additional legal and audit fees incurred during the first quarter of 2012.

A reconciliation of Adjusted EBITDA from continuing operations to U.S. GAAP financial information follows:

	Three Months Ended
	March 31, 2012	December 31, 2011
Income (loss) from continuing operations attributable to Willbros Group, Inc.	$(23,023)	$(53,707)
Interest expense, net	7,894	8,842
Provision (benefit) for income taxes	1,652	(3,766)
Depreciation and amortization	13,105	13,430
Loss on early extinguishment of debt	2,256	2,180
Goodwill impairment	—	35,032
Stock based compensation	2,088	2,316
Restructuring and reorganization costs	102	30
(Gains) losses on sales of assets	205	(389)
DOJ monitor cost	1,586	502
Noncontrolling interest	344	317

Adjusted EBITDA from continuing operations	$6,209	$4,787

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

Backlog broadly consists of anticipated revenue from the uncompleted portions of existing contracts and contracts whose award is reasonably assured. Our backlog presentation reflects not only the 12-month lump sum and MSA work; but also, the full-term value of work under contract, including MSA work, as we believe that this information is helpful in providing additional long-term visibility. We determine the amount of backlog for work under ongoing MSA maintenance and construction contracts by using recurring historical trends inherent in the MSAs, factoring in seasonal demand and projecting customer needs based upon ongoing communications with the customer. We also include in backlog our share of work to be performed under contracts signed by joint ventures in which we have an ownership interest.

Our 12 month and total backlog increased $115,668 and $174,909, respectively, from $865,124 and $2,172,217 at December 31, 2011 to $980,792 and $2,347,126 at March 31, 2012. Historically, a substantial amount of our pipeline construction revenue in a given year has not been in our backlog at the beginning of that year.

The following table shows our backlog from continuing operations by operating segment and geographic location as of March 31, 2012 and December 31, 2011:

	March 31, 2012				December 31, 2011
	12 Month	Percent	Total	Percent	12 Month	Percent	Total	Percent
Oil & Gas	$511,012	52.1%	$678,946	28.9%	$383,653	44.4%	$517,597	23.9%
Utility T&D	373,208	38.1%	1,375,119	58.6%	382,569	44.2%	1,345,204	61.9%
Canada	96,572	9.8%	293,061	12.5%	98,902	11.4%	309,416	14.2%

Backlog	$980,792	100.0%	$2,347,126	100.0%	$865,124	100.0%	$2,172,217	100.0%

	March 31, 2012		December 31, 2011
	Total	Percent	Total	Percent
Total Backlog by Geographic Region
United States	$1,872,478	79.8%	$1,718,920	79.2%
Canada	293,061	12.5%	309,416	14.2%
Middle East/North Africa	174,747	7.4%	135,698	6.2%
Other International	6,840	0.3%	8,183	0.4%

Backlog	$2,347,126	100.0%	$2,172,217	100.0%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In our Annual Report on Form 10-K for the year ended December 31, 2011, we identified and disclosed our significant accounting policies. Subsequent to December 31, 2011, there has been no change to our significant accounting policies.

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

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Contract Revenue

For the three months ended March 31, 2012, contract revenue increased $95,301 to $419,090 from $323,789 during the same period in 2011.

A quarter-to-quarter comparison of revenue by segment is as follows:

	Three months ended March 31,
	2012	2011	Increase (Decrease)	Percent Change
Oil & Gas	$246,935	$167,636	$79,299	47.3%
Utility T&D	139,313	120,544	18,769	15.6%
Canada	34,130	37,256	(3,126)	(8.4)%
Eliminations	(1,288)	(1,647)	359	(21.8)%

Total	$419,090	$323,789	$95,301	29.4%

Oil & Gas Segment

Oil & Gas contract revenue increased $79,299 to $246,935 for the first quarter of 2012 compared to $167,636 during the same period in 2011, driven primarily by an increase in demand for our EPC services, as well as our expansion into various shale regions in South Texas, West Texas, Colorado and North Dakota.

Our U.S. Pipeline and Facilities business reported revenue of $56,677 in the first quarter of 2012, an increase of $6,007 compared to 2011, driven mostly by the expansion of our facilities business into South Texas. In 2011, our pipeline group commenced work on Segment 1 of the Acadian pipeline, Haynesville Extension Project, which contributed $47,626 of revenue during the first quarter of 2011. We have replaced that revenue in the current year primarily with work performed by our facilities group, who contributed $40,662 of revenue in the first quarter of 2012, compared to $129 in the same period of 2011, as we continued work on several facilities and EPC projects. Over the past year, we have seen a general decrease in the size of capital projects in our pipeline group, from the traditional large-diameter, cross-country pipelines to smaller-diameter, regional pipeline construction. This has resulted in a significant increase in the number of active projects in our pipeline business. In late March, we commenced work on three pipeline projects in Texas, Oklahoma and Louisiana with an associated backlog of $88,439, which will be worked off primarily in the second and third quarters of 2012. Our pipeline group contributed $16,015 of revenue in the first quarter of 2012.

An increase in demand for our construction services in the various regions in which we operate was driven by increased drilling for liquids and a commensurate rise in demand for gathering and petroleum infrastructure. Our Regional Delivery business reported revenue of $47,870 in 2012, an increase of $27,673 compared to 2011. The majority of this revenue came from MSA agreements with our customers. This increase was driven primarily by newly established operations in the Niobrara, Bakken and Eagleford shale regions, which combined to contribute $23,821 in the first quarter of 2012, with no corresponding revenue in 2011. Our Permian Basin shale region also contributed strong operating results in the first quarter of 2012, contributing revenue of $24,048, an increase of $3,851 compared to $20,197 in 2011.

Our Downstream Construction and Maintenance business reported revenue of $40,182 in 2012, an increase of $6,211, compared to 2011 driven by an increase in maintenance and turnaround services, as well as the execution of two multi-tank construction projects during the first quarter of 2012.

Our U.S. Professional Services business continues to experience a strong demand for its engineering services. U.S. Professional Services contributed revenue of $81,551 in the first quarter of 2012, compared to $45,826 in the same period of 2011, driven by increased demand for our EPC services, centered on facility construction. In addition, we added several engineering offices in the past two years, which have added new customers and increased our presence in each of the regions where we operate.

During the first quarter, we executed long-term extensions with two major customers in Oman. This business reported revenue of $20,655 in 2012, an increase of $3,685 compared to 2011, driven by an increase in transportation and rig moving services during the first quarter of 2012.

Utility T&D Segment

Utility T&D contract revenue increased $18,769 to $139,313 for the first quarter of 2012 compared to $120,544 during the same period in 2011.

Our Chapman business reported revenue of $53,237, which was an increase of $16,994 from the same period in 2011, driven largely by additional overhead and underground transmission work and sub-station and wireless communication projects under our alliance agreement with Oncor. In addition, revenue increased $5,125 and $3,469 within our Eastern Distribution and Willbros T&D businesses, respectively, due to continued increases in the volume of work performed.

Revenue in our Hawkeye business decreased $9,387 quarter-over-quarter primarily related to the absence of any large project work in the first quarter of 2012.

Canada Segment

Canada contract revenue decreased $3,126 to $34,130 for the first quarter of 2012 compared to $37,256 during the same period in 2011, primarily due to delays in the start of new tanks & facilities work, as well as the first quarter of 2011 completion of pump station and pump house module work that did not recur in the first quarter of 2012.

Due to continued strong relationships with our key customers in the Fort McMurray area, our Construction and Maintenance revenue was $22,792 for the first quarter of 2012, an increase of $1,471 compared to the same period in 2011. The increases were driven by additional volume in our maintenance and turnaround services quarter-over-quarter.

Our Facilities and Tanks revenue was $6,109 for the first quarter of 2012, a decrease of $4,662 as compared to the same period in 2011, as a result of engineering delays on certain tank projects.

Operating Income (Loss)

For the three months ended March 31, 2012, operating loss decreased 48.5 percent to $10,612 from a loss of $20,608 during the same period in 2011. The change in fair value of the contingent earnout was characterized as a Corporate change in estimate and is not allocated to the reporting segments. For information regarding the contingent earnout, see the discussion in Note 13—Fair Value Measurements.

A quarter-to-quarter comparison of operating income by segment is as follows:

	Three months ended March 31,
	2012	Operating Margin %	2011	Operating Margin %	Increase (Decrease)	Percent Change
Oil & Gas	$846	0.3%	$(9,318)	(5.6)%	$10,164	109.1%
Utility T&D	(8,407)	(6.0)%	(12,165)	(10.1)%	3,758	30.9%
Canada	(3,051)	(8.9)%	(5,125)	(13.8)%	2,074	40.5%
Corporate	—	N/A	6,000	N/A	(6,000)	(100.0)%

Total	$(10,612)	(2.5)%	$(20,608)	(6.4)%	$9,996	48.5%

Oil & Gas Segment

Oil & Gas reported operating income of $846 in the first quarter of 2012, which was a $10,164 improvement in comparison to a loss of $9,318 in the first quarter of 2011. The improvement was driven by strong operational results from our United States engineering and facilities construction businesses, as well as MSA activity in the shale regions in which we operate.

Our U.S. Pipeline and Facilities business reported operating income of $384 in the first quarter of 2012, an increase of $3,656 compared to a first quarter of 2011 operating loss of $3,272. Two large EPC projects and a large facilities project led to higher utilization of our workers and equipment, leading to better margins and operating income during the first quarter of 2012 compared to the first quarter of 2011. In addition, in March 2012, we commenced work on several pipeline projects that will be executed primarily during the second and third quarters of 2012.

Increased demand for our services in the various shale regions resulted in our Regional Delivery business reporting operating income of $2,810 in 2012 versus an operating loss of $2,022 in 2011, an increase of $4,832. Also contributing to this quarter’s operating income is the recent trend of predominantly time and materials work with our MSA customers.

Our Downstream Construction and Maintenance business reported an operating loss of $4,105 in the first quarter of 2012, a decrease of $864 compared to the operating loss of $3,241 in the first quarter of 2011. During the first quarter of 2012, this business was unfavorably impacted by severance costs of approximately $830 related to the realignment of our management team. Some overall improvement in contract income occurred, but it was largely offset by the negative impact of weather delays and schedule in the execution of a large multi-tank construction project.

Our Professional Services business reported an operating loss of $98, an improvement of $2,868 from 2011 operating loss of $2,966 driven by an increase in demand for our EPC services centered on facility construction. While the Upstream and Downstream Engineering businesses experienced a profitable first quarter of 2012, the Premier business, primarily comprised of utility line locating and stray voltage and gas leak detection, experienced a seasonally impacted operating loss that offset the profit from our Engineering businesses.

Utility T&D Segment

Utility T&D operating loss of $8,407 for the first quarter of 2012 improved $3,758 as compared to an operating loss of $12,165 for the same period in 2011 primarily from improved operational results in our overhead and underground transmission business as well as from our cable restoration business.

Our Chapman business reported an operating loss of $330 compared to a $3,047 operating loss for the same period in 2011. The improvement was primarily attributed to increased margins associated with higher utilization of people and equipment from work performed under our Oncor MSA. Our UtilX business contributed $1,067 of operating income versus almost breaking even in the same quarter in 2011. The increase was driven by continued high productivity and utilization within this particular business.

Canada Segment

Canada’s operating loss of $3,051 for the first quarter of 2012 was a $2,074 improvement as compared to the operating loss of $5,125 for the same period in 2011 as a result of tighter cost controls and improved project management.

Our Fabrication business reported an operating loss of $658 as compared to an operating loss of $1,152 for the same period in 2011, an increase of $494, resulting from improved margins and stronger project management.

Our Facilities and Tanks business had an operating loss of $498 as compared to an operating loss of $2,041 for the same period in 2011, an improvement of $1,543 due to the completion of certain loss projects.

Non-Operating Items

Interest expense, net decreased $6,906 to $7,894 for the first quarter of 2012 compared to $14,800 for the first quarter of 2011. This decrease is attributable primarily to a reduction in interest expense of $4,189, which was the result of cumulative payments of $123,379 against our Term Loan in 2011. The first quarter 2011 interest expense also includes unamortized Original Issuance Discount (“OID”), financing costs and early termination fees of $2,717 associated with the $25,000 accelerated payment against our Term Loan.

In the first quarter of 2012, we recorded a $2,256 loss attributed to the write-off of OID and financing costs inclusive of early termination fees in connection with payments of $30,000 against our Term Loan. The loss is recorded in the line item “Loss on early extinguishment of debt.”

Provision for income taxes on continuing operations for the first quarter of 2012 increased $120 to a provision of $1,652 as compared to a provision of $1,532 for the first quarter of 2011. The increase is primarily attributable to a settlement of a foreign tax audit, adjustments to uncertain tax positions and Texas Margins Tax.

Income (Loss) from Discontinued Operations, Net of Taxes

Income (loss) from discontinued operations, net of taxes improved $9,757 to income of $2,299 for the first quarter of 2012 compared to a loss of $7,458 for the same period in 2011. The quarter-over-quarter improvement is primarily attributable to the release of certain project contingencies that resulted from the clean-up and wrap-up of a final Canada cross-country pipeline project and a gain on the sale of certain assets disposed of as part of the overall liquidation of our Canada cross-country pipeline business.

LIQUIDITY AND CAPITAL RESOURCES

Our financing objective is to maintain financial flexibility to meet the material, equipment and personnel needs to support our project commitments, and pursue our expansion and diversification objectives, while reducing debt.

The 2010 Credit Agreement consists of a four year, $300,000 Term Loan maturing in July 2014 and a three year Revolving Credit Facility of $175,000. The proceeds from the Term Loan were used to pay part of the cash portion of the merger consideration payable in connection with our acquisition of InfrastruX Group, Inc. (“InfrastruX”). The Revolving Credit Facility is primarily used to provide letters of credit; however, it does allow for borrowings. The Maximum Total Leverage ratio covenant in our 6.5% Notes may restrict our ability to use the Revolving Credit Facility for revolving loans from time to time.

On March 4, 2011, the 2010 Credit Agreement was amended to allow us to make certain dispositions of equipment, real estate and business units. In most cases, proceeds from these dispositions will be required to be used to pay-down the existing Term Loan. Financial covenants and associated definitions, such as Consolidated EBITDA, were also amended to permit us to carry out our business plan and to clarify the treatment of certain items. Until our maximum total leverage ratio is 3.00 to 1.00 or less, we have agreed to limit our revolver borrowings to $25,000, with the exception of proceeds from revolving borrowings used to make payments on the 6.5% Senior Convertible Notes (the “6.5% Notes”) and to make $59,357 in payments to the 2.75% Convertible Senior Notes that were submitted to us for cash payment in the first quarter of 2011. The amendment does not change the limit on obtaining letters of credit. The amendment also modifies the definition of Excess Cash Flow to include proceeds from the TransCanada arbitration, which required us to use a portion of such proceeds to further pay-down the existing Term Loan. In late June 2011, we received $61,000 from TransCanada as a settlement and used $40,000 to pay-down the Term Loan. For prepayments made with Net Debt Proceeds or Equity Issuance Proceeds (as those terms are defined in the 2010 Credit Agreement), the amendment requires a prepayment premium of 4% of the principal amount of the Term Loans prepaid before December 31, 2011; and 1% of the principal amount of the Term Loans prepaid on and after December 31, 2011, but before December 31, 2012. Premiums for prepayments made with proceeds other than Net Debt Proceeds or Equity Issuance Proceeds remain the same as set forth under the 2010 Credit Agreement.

Covenants

The 2010 Credit Agreement was amended, effective March 29, 2012, to eliminate the minimum Net Tangible Worth covenant.

The table below sets forth the primary covenants in the 2010 Credit Agreement and the status with respect to these covenants as of March 31, 2012.

	Covenants Requirements(1)	Actual Ratios at March 31, 2012
Maximum Total Leverage Ratio (debt divided by Covenant EBITDA) should be less than:	3.75 to 1	2.82
Minimum Interest Coverage Ratio (Covenant EBITDA divided by interest expense as defined in the 2010 Credit Agreement) should be greater than:	2.25 to 1	3.27

(1)	The Maximum Total Leverage Ratio requirement decreases to 3.50 as of June 30, 2012 and 3.25 as of December 31, 2012. The Minimum Interest Coverage Ratio increases to 2.75 as of June 30, 2012.

The Maximum Total Leverage Ratio requirement decreased to 3.75 to 1 as of March 31, 2012 from 4.75 to 1 at December 31, 2011. Depending on our financial performance, we may be required to request amendments, or waivers for the primary covenants, dispose of assets, or obtain refinancing in future periods. There can be no assurance that we will be able to obtain amendments or waivers, complete asset sales, or negotiate agreeable refinancing terms should it become needed.

The 2010 Credit Agreement also includes customary affirmative and negative covenants, including:

•	Limitations on capital expenditures (greater of $70,000 or 25% of EBITDA).

•	Limitations on indebtedness.

•	Limitations on liens.

•	Limitations on certain asset sales and dispositions.

•	Limitations on certain acquisitions and asset purchases if certain liquidity levels are not maintained.

A default under the 2010 Credit Agreement may be triggered by events such as a failure to comply with financial covenants or other covenants under the 2010 Credit Agreement; a failure to make payments when due under the 2010 Credit Agreement; a failure to make payments when due in respect of, or a failure to perform obligations relating to, debt obligations in excess of $15,000; a change of control of the Company; and certain insolvency proceedings. A default under the 2010 Credit Agreement would permit Crédit Agricole and the lenders to terminate their commitment to make cash advances or issue letters of credit, require the immediate repayment of any outstanding cash advances with interest and require the cash collateralization of outstanding letter of credit obligations. As of March 31, 2012, we were in compliance with all covenants under the 2010 Credit Agreement.

In addition, any “material adverse change” could restrict our ability to borrow under the 2010 Credit Agreement and could be deemed an event of default under the 2010 Credit Agreement. A “material adverse change” is defined as a change in our business, results of operations, properties or condition that could reasonably be expected to have a material adverse effect, as defined in the 2010 Credit Agreement.

On September 16, 2011, following receipt of the requisite consents of the holders of our 6.5% Notes, the 6.5% Notes Indenture was amended, in part, to change the Maximum Total Leverage Ratio to 5.50 to 1.00 during the fiscal quarter ending March 31, 2012, 3.75 to 1.00 during the fiscal quarter ending June 30, 2012 and 3.50 to 1.00 during the fiscal quarters ending September 30, 2012 and December 31, 2012. The Indenture was also amended to conform the definition of Consolidated EBITDA in the Indenture to the definition of Consolidated EBITDA in the 2010 Credit Agreement. We believe that these amendments enhanced our financial flexibility by enabling us to borrow up to the $25,000 under the Revolving Credit Facility. Depending on our financial performance, we may be required to request amendments, or waivers for the debt incurrence covenant under the 6.5% Notes Indenture, dispose of assets, or obtain refinancing in future periods. There can be no assurance that we will be able to obtain amendments or waivers, complete asset sales, or negotiate agreeable refinancing terms should it become needed.

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

Cash Balances

As of March 31, 2012, we had cash and cash equivalents from continuing operations of $48,939. Our cash and cash equivalent balances held in the United States and foreign countries were $25,206 and $23,733, respectively. In 2011, we discontinued our strategy of reinvesting non-U.S. earnings in foreign operations.

As of March 31, 2012, we had $59,357 in outstanding borrowings and $37,875 in letters of credit outstanding under our Revolving Credit Facility. The Revolving Credit Facility has total capacity of $175,000 with a $150,000 sublimit for cash advances. As of March 31, 2012, we are able to borrow up to $25,000 under the Revolving Credit Facility. If we achieve a Maximum Total Leverage ratio covenant of 3.00 to 1.00 or less for any quarter, we may subsequently borrow up to $77,768 under the Revolving Credit Facility, provided that the pro-forma Maximum Total Leverage Ratio, including the additional borrowing, does not exceed 3.00 to 1.00.

Our working capital position for continuing operations decreased $41,173 to $131,279 at March 31, 2012 from $172,452 at December 31, 2011, primarily attributed to $30,000 in payments against our Term Loan in the first quarter of 2012. Significantly reducing our Term Loan balance has resulted in lower cash balances. In order to compensate, we have placed additional emphasis in achieving a cash neutral position by balancing our receivable collections with our vendor payments. Occasionally, vendor payments have been delayed when clients delayed payments or we were delayed in reaching project payment milestones. To further improve our liquidity, we are currently minimizing our capital expenditures and taking steps to improve our cash flow from operations.

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

Cash flows provided by (used in) continuing operations by type of activity were as follows for the three months ended March 31, 2012 and 2011:

	2012	2011	Increase (Decrease)
Operating activities	$20,563	$(30,477)	$51,040
Investing activities	4,193	15,540	(11,347)
Financing activities	(33,003)	(41,864)	8,861
Effect of exchange rate changes	(1,470)	1,026	(2,496)

Cash used in all continuing activities	$(9,717)	$(55,775)	$46,058

Operating Activities

Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of collection of receivables and the settlement of payables and other obligations. Working capital needs are generally higher during the summer and fall months when the majority of our capital-intensive projects are executed. Conversely, working capital assets are typically converted to cash during the late fall and winter months. Operating activities from continuing operations provided net cash of $20,563 during the three months ended March 31, 2012 as compared to $30,477 used during the same period of 2011. The $51,040 increase in cash flow provided by operating activities is primarily a result of the following:

•	An increase in cash flow provided by working capital accounts of $29,924 driven primarily by an increase in cash provided by contracts in progress.

•

A decrease in cash consumed by continuing operations of $21,116, net of non-cash effects driven primarily by our decrease in losses from continuing operations for the first three months of 2012 as compared to the same period in 2011.

Investing Activities

Investing activities provided net cash of $4,193 during the three months ended March 31, 2012 as compared to $15,540 during the same period in 2011. The $11,347 decrease in cash flow provided by investing activities is primarily the result of a working capital settlement of $9,402 in the first quarter of 2011 related to the acquisition of InfrastruX, as well as an increase of capital expenditures of $1,554 quarter-over-quarter.

Financing Activities

Financing activities used net cash of $33,003 during the three months ended March 31, 2012 as compared to $41,864 used during the same period of 2011. The $8,861 decrease in cash flow used in financing activities is primarily a result of the following:

•	A $5,376 decrease in payments on capital lease obligations during the first three months of 2012 as compared to the same period in 2011; and

•	A $4,953 decrease in costs incurred in connection with the 2010 Credit Agreement in 2011.

This was partially offset by:

•	A $1,250 increase in payments made against our Term Loan during the three months ended March 31, 2012.

Discontinued Operations

Cash flows used in operating activities increased $6,285 in the first three months of 2012 as compared to the same period in 2011. This was primarily a result of our first installment of $4,000 paid related to our WAPCo settlement agreement during the first quarter of 2012.

Cash flows provided by investing activities increased $7,553 during the first three months of 2012 as a result of a contingent gain recorded in connection with the sale of various assets related to our Canadian cross-country pipeline business.

Interest Rate Risk

Interest Rate Swaps

We are subject to hedging arrangements to fix or otherwise limit the interest cost of the Term Loan. We are subject to interest rate risk on our debt and investment of cash and cash equivalents arising in the normal course of business, as we do not engage in speculative trading strategies.

In September 2010, we entered into two 18-month forward-starting interest rate swap agreements for a total notional amount of $150,000 in order to hedge changes in the variable rate interest expense of half of the $300,000 Term Loan maturing on June 30, 2014. Under each swap agreement, we receive interest at a rate based on the maximum of either three-month LIBOR or 2% (to mirror variable rate interest provisions of the underlying hedged debt), and pay interest at a fixed rate of 2.69 percent, effective March 28, 2012 through June 30, 2014. The swap agreements are designated and qualify as cash flow hedging instruments, with the effective portion of the swaps’ change in fair value recorded in Other Comprehensive Income (“OCI”). The interest rate swaps are deemed to be highly effective hedges, and resulted in no gain or loss recorded for hedge ineffectiveness in the Condensed Consolidated Statements of Comprehensive Loss. Amounts in OCI are reported in interest expense when the hedged interest payments on the underlying debt are recognized. The fair value of each swap agreement was determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates. Amounts of OCI relating to the interest rate swaps expected to be recognized in interest expense in the coming 12 months total $(983).

Interest Rate Caps

In September 2010, we entered into two interest rate cap agreements for notional amounts of $75,000 each in order to limit our exposure to an increase of the interest rate above 3.00 percent, effective September 28, 2010 through March 28, 2012. Total premiums of $98 were paid for the interest rate cap agreements. Through June 1, 2011, the cap agreements were designated and qualified as cash flow hedging instruments, with the effective portion of the caps’ change in fair value recorded in OCI. Amounts in OCI and the premiums paid for the caps were reported in interest expense as the hedged interest payments on the underlying debt were recognized during the period when the caps were designated as cash flow hedges. Through June 1, 2011, the interest rate caps were deemed to be highly effective, resulting in an immaterial amount of hedge ineffectiveness recorded. On June 1, 2011, the caps were de-designated due the interest rate being fixed on the underlying debt through the remaining term of the caps; changes in the value of the caps subsequent to that date were reported in earnings. The amount reported in earnings for the undesignated interest rate caps for the three months ended March 31, 2012 and 2011 is immaterial. The fair value of the interest rate cap agreements was determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates.

Capital Requirements

We believe that our financial results combined with our current liquidity and financial management will ensure sufficient cash to meet our capital requirements for continuing operations. As such, we are focused on the following significant capital requirements:

•	Providing working capital for projects in process and those scheduled to begin in 2012; or

•	Funding our 2012 capital budget of approximately $28,400 of which $24,722 remained unspent as of March 31, 2012.

We believe that we will be able to support our ongoing working capital needs through our cash on hand and operating cash flows.

Contractual Obligations

During the three months ended March 31, 2012, we made a $30,000 payment against our Term Loan, which resulted in the recognition of a $2,256 loss on early extinguishment of debt. These losses represent the write-off of unamortized Original Issue Discount and financing costs inclusive of a 1 percent early payment fee. Such loss is recorded in the line item “Loss on early extinguishment of debt” for the three months ended March 31, 2012.

Other commercial commitments, as detailed in our Annual Report on Form 10-K for the year ended December 31, 2011, did not materially change except for payments made in the normal course of business.

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

•

the consequences we may encounter if we violate the Foreign Corrupt Practices Act (the “FCPA”) or other anti-corruption laws in view of the 2008 final settlements with the DOJ and the Securities and Exchange Commission in which we admitted prior FCPA violations, including the imposition of civil or criminal fines, penalties, enhanced monitoring arrangements, or other sanctions that might be imposed;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk is our exposure to changes in non-U.S. (primarily Canada) currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expense in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expense in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at March 31, 2012 and 2011.

The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the Condensed Consolidated Balance Sheets approximate fair value at March 31, 2012 due to the generally short maturities of these items. At March 31, 2012, we invested primarily in short-term dollar denominated bank deposits. We have the ability and expect to hold our investments to maturity.

Under the 2010 Credit Agreement, we are subject to hedging arrangements to fix or otherwise limit the interest cost of the Term Loan. Therefore, as of June 30, 2011, we have two 18-month forward-starting interest rate swap agreements entered into in September 2010 for a total notional amount of $150,000 in order to hedge changes in the variable rate interest expense of most of the remaining principal balance under our $300,000 Term

Loan maturing on June 30, 2014. Under each swap agreement, the Company receives interest at a rate based on the maximum of either three-month LIBOR or 2% (to mirror variable rate interest provisions of the underlying hedged debt), and pays interest at a fixed rate of 2.685 percent, effective March 28, 2012 through June 30, 2014. Each swap agreement is designated and qualifies as a cash flow hedging instrument and is deemed a highly effective hedge. The fair value of the swap agreements was $2,025 at March 31, 2012 and was based on using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates. A 100 basis point increase in interest rates would increase the fair value of the swaps by $802. Conversely, a 100 basis point decrease in interest rates (subject to minimum rates of zero) would decrease the fair value of the swaps by $121.

We also entered into two interest rate cap agreements for notional amounts of $75,000 each in order to limit exposure to an increase of the interest rate above 3 percent, effective September 28, 2010 through March 28, 2012. Through June 1, 2011, the cap agreements were designated and qualified as cash flow hedging instruments and were deemed to be highly effective hedges. On June 1, 2011, the caps were de-designated due the interest rate being fixed on the underlying debt through the remaining term of the caps; changes in the value of the caps subsequent to that date were reported in earnings. The amount reported in earnings for the undesignated interest rate caps for the three months ended March 31, 2012 and 2011 is immaterial. The fair value of the interest rate cap agreements was $0 and was determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates.

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

As of March 31, 2012, we have carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2012 due to the material weakness in internal control over financial reporting identified at December 31, 2011, as described below, which continues to exist at March 31, 2012.

Material Weakness in Internal Control Over Financial Reporting and Status of Remediation Efforts

As reported in our 2011 Annual Report on Form 10-K, as of December 31, 2011, we did not maintain effective controls over the completeness, accuracy and presentation of our accounting for income taxes, including the income tax provision and related income tax assets and liabilities. Specifically, we failed to correctly apply relevant accounting principles for the recognition and presentation of income taxes, failed to appropriately verify the data used in the preparation of the income tax provision and income tax reserve computations and failed to perform a timely review and approval of income tax schedules.

In response to the identified material weakness in the accounting for income taxes, our management, with oversight from the Company’s Audit Committee, is in the process of formalizing the implementation of the remediation steps listed in Item 9A of our 2011 Annual Report on Form 10-K. These ongoing efforts are focused on (1) expanding our organizational capabilities to improve our monitoring, communications, training and governance processes over income taxes, (ii) implementing process improvements to strengthen our internal control and monitoring activities over income taxes, and (iii) placement of additional staff to timely complete our income tax provision and related accounts, thus allowing for proper review and oversight.

We believe these remediation steps, once implemented, will address the material weakness previously identified and will enhance our internal control over financial reporting, as well as our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2012.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see the discussion under the caption “Nigeria Assets and Nigeria-Based Operations – Share Purchase Agreement, Litigation and Settlement” in Note 14—Discontinuance of Operations, Held for Sale Operations and Asset Disposals of our “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Form 10-Q, which information from Note 14 is incorporated by reference herein.

Item 1A. Risk Factors

There have been no material changes to the risk factors involving us from those previously disclosed in Item 1A of Part I included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of our common stock by us during the quarter ended March 31, 2012:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2012 – January 31, 2012	9,787	$3.97	—	—
February 1, 2012 – February 29, 2012	1,889	4.64	—	—
March 1, 2012 – March 31, 2012	36,586	3.60	—	—

Total	48,262	$3.71	—	—

(1)

Represents shares of common stock acquired from certain of our officers and key employees under the share withholding provisions of our 1996 Stock Plan and 2010 Stock and Incentive Compensation Plan for the payment of taxes associated with the vesting of shares of restricted stock and restricted stock units granted under such plans.

(2)

The price paid per common share represents the closing sales price of a share of our common stock, as reported in the New York Stock Exchange composite transactions, on the day that the stock was acquired by us.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

10.1	Amendment No. 2 to Credit Agreement, effective March 29, 2012, among Willbros United States Holdings, Inc., as borrower, and certain lenders party to the Credit Agreement (filed as Exhibit 10.2 to our current report on Form 8-K dated March 29, 2012, filed on April 4, 2012).

10.2	Settlement Agreement dated March 29, 2012, between West African Gas Pipeline Company Limited, Willbros Global Holdings, Inc. and Willbros Group, Inc (filed as Exhibit 10.1 to our current report on Form 8-K dated March 29, 2012, filed on April 4, 2012).

10.3	Separation Agreement and Release effective January 25, 2012, between Willbros United States Holdings, Inc. and Richard E. Cellon (filed as Exhibit 10.46 to our report on Form 10-K for the year ended December 31, 2011, filed on April 9, 2012).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLBROS GROUP, INC.

Date: May 7, 2012	By:	/s/ Van A. Welch
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

Exhibit Number	Description

10.1	Amendment No. 2 to Credit Agreement, effective March 29, 2012, among Willbros United States Holdings, Inc., as borrower, and certain lenders party to the Credit Agreement (filed as Exhibit 10.2 to our current report on Form 8-K dated March 29, 2012, filed on April 4, 2012).

10.2	Settlement Agreement dated March 29, 2012, between West African Gas Pipeline Company Limited, Willbros Global Holdings, Inc. and Willbros Group, Inc (filed as Exhibit 10.1 to our current report on Form 8-K dated March 29, 2012, filed on April 4, 2012).

10.3	Separation Agreement and Release effective January 25, 2012, between Willbros United States Holdings, Inc. and Richard E. Cellon (filed as Exhibit 10.46 to our report on Form 10-K for the year ended December 31, 2011, filed on April 9, 2012).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.