Form 10-Q
period 2012-06-30
Willbros Group, Inc.\NEW\
filed 2012-08-07
CIK 1449732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the registrant’s Common Stock, $.05 par value, outstanding as of August 2, 2012 was 49,076,550.

WILLBROS GROUP, INC.

FORM 10-Q

FOR QUARTER ENDED JUNE 30, 2012

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$38,481	$58,686
Accounts receivable, net	321,763	301,515
Contract cost and recognized income not yet billed	75,713	37,090
Prepaid expenses and other assets	54,275	43,129
Parts and supplies inventories	10,565	11,893
Deferred income taxes	3,179	1,845
Assets held for sale	—	32,758

Total current assets	503,976	486,916
Property, plant and equipment, net	154,897	166,475
Goodwill	8,067	8,067
Other intangible assets, net	172,281	179,916
Other assets	29,580	20,397

Total assets	$868,801	$861,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$299,288	$221,557
Contract billings in excess of cost and recognized income	23,048	18,000
Current portion of capital lease obligations	2,140	2,818
Notes payable and current portion of long-term debt	40,398	31,623
Short-term borrowings under revolving credit facility	59,357	—
Current portion of settlement obligation of discontinued operations	8,500	14,000
Accrued income taxes	4,916	4,983
Liabilities held for sale	—	13,990
Other current liabilities	4,985	7,475

Total current liabilities	442,632	314,446
Long-term debt	123,212	230,707
Capital lease obligations	2,840	3,646
Long-term portion of settlement obligation of discontinued operations	39,000	41,500
Long-term liabilities for unrecognized tax benefits	4,366	4,030
Deferred income taxes	4,679	2,994
Other long-term liabilities	35,668	32,870

Total liabilities	652,397	630,193
Contingencies and commitments (Note 12)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 70,000,000 shares authorized and 50,046,908 shares issued at June 30, 2012 (49,423,152 at December 31, 2011)	2,510	2,471
Capital in excess of par value	684,201	680,289
Accumulated deficit	(473,184)	(455,840)
Treasury stock at cost, 933,434 shares at June 30, 2012
(829,526 at December 31, 2011)	(11,234)	(10,839)
Accumulated other comprehensive income	13,088	14,570

Total Willbros Group, Inc. stockholders’ equity	215,381	230,651
Noncontrolling interest	1,023	927

Total stockholders’ equity	216,404	231,578

Total liabilities and stockholders’ equity	$868,801	$861,771

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Contract revenue	$499,194	$442,674	$918,284	$766,463
Operating expenses:

Contract	455,282	392,821	842,239	700,406
Amortization of intangibles	3,812	3,917	7,732	7,834
General and administrative	34,212	29,521	72,935	68,271
Settlement of project dispute	—	8,236	—	8,236
Changes in fair value of contingent earn-out	—	—	—	(6,000)
Other charges	34	(58)	136	87

	493,340	434,437	923,042	778,834

Operating income (loss)	5,854	8,237	(4,758)	(12,371)
Other income (expense):

Interest expense, net	(7,124)	(10,446)	(15,018)	(25,246)
Loss on early extinguishment of debt	(1,149)	(4,124)	(3,405)	(4,124)
Other, net	24	201	(241)	(20)

	(8,249)	(14,369)	(18,664)	(29,390)

Loss from continuing operations before income taxes	(2,395)	(6,132)	(23,422)	(41,761)
Provision (benefit) for income taxes	1,273	(13,690)	2,925	(12,158)

Income (loss) from continuing operations	(3,668)	7,558	(26,347)	(29,603)
Income (loss) from discontinued operations net of provision (benefit) for income taxes	7,376	(9,708)	9,675	(17,166)

Net income (loss)	3,708	(2,150)	(16,672)	(46,769)
Less: Income attributable to noncontrolling interest	(328)	(311)	(672)	(582)

Net income (loss) attributable to Willbros Group, Inc.	$3,380	$(2,461)	$(17,344)	$(47,351)

Reconciliation of net loss attributable to Willbros Group, Inc.

Income (loss) from continuing operations	$(3,996)	$7,247	$(27,019)	$(30,185)
Income (loss) from discontinued operations	7,376	(9,708)	9,675	(17,166)

Net income (loss) attributable to Willbros Group, Inc.	$3,380	$(2,461)	$(17,344)	$(47,351)

Basic income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$(0.08)	$0.15	$(0.56)	$(0.64)
Income (loss) from discontinued operations	0.15	(0.20)	0.20	(0.36)

Net income (loss)	$0.07	$(0.05)	$(0.36)	$(1.00)

Diluted income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$(0.08)	$0.15	$(0.56)	$(0.64)
Income (loss) from discontinued operations	0.15	(0.20)	0.20	(0.36)

Net income (loss)	$0.07	$(0.05)	$(0.36)	$(1.00)

Weighted average number of common shares outstanding:
Basic	47,994,987	47,437,024	47,888,192	47,376,507

Diluted	47,994,987	47,776,439	47,888,192	47,376,507

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$3,708	$(2,150)	$(16,672)	$(46,769)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(512)	272	(1,516)	3,109
Changes in derivative financial instruments	151	(1,232)	34	(1,119)

Total other comprehensive income (loss), net of tax	(361)	(960)	(1,482)	1,990

Total comprehensive income (loss)	3,347	(3,110)	(18,154)	(44,779)
Less: Comprehensive income attributable to noncontrolling interest	(328)	(311)	(672)	(582)

Total comprehensive income (loss) attributable to Willbros Group, Inc.	$3,019	$(3,421)	$(18,826)	$(45,361)

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(16,672)	$(46,769)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	(9,675)	17,166
Depreciation and amortization	26,100	32,664
Loss on early extinguishment of debt	3,405	4,124
Changes in fair value of contingent earnout liability	—	(6,000)
Stock-based compensation	3,925	3,468
Amortization of debt issuance cost	2,188	4,215
Non-cash interest expense	1,162	4,158
Deferred income tax expense (benefit)	318	(23,993)
Settlement of project dispute	—	8,236
Provision for bad debts	462	664
Other non-cash	(2,380)	(4,059)
Changes in operating assets and liabilities:
Accounts receivable, net	(20,378)	(2,262)
Payments on government fines	—	(6,575)
Contract cost and recognized income not yet billed	(38,620)	(15,653)
Prepaid expenses and other assets	4,899	10,836
Accounts payable and accrued liabilities	79,029	66,324
Accrued income taxes	(58)	864
Contract billings in excess of cost and recognized income	4,853	3,823
Other assets and liabilities	(8,661)	(8,314)

Cash provided by operating activities of continuing operations	29,897	42,917
Cash used in operating activities of discontinued operations	(10,110)	(11,871)

Cash provided by operating activities	19,787	31,046
Cash flows from investing activities:
Proceeds from working capital settlement	—	9,402
Proceeds from sales of property, plant and equipment	9,862	15,321
Purchase of property, plant and equipment	(7,516)	(6,343)

Cash provided by investing activities of continuing operations	2,346	18,380
Cash provided by investing activities of discontinued operations	15,360	1,092

Cash provided by investing activities	17,706	19,472
Cash flows from financing activities:
Proceeds from revolver	25,000	59,357
Payments on capital leases	(1,484)	(7,199)
Payment of revolver and notes payable	(36,596)	(63,841)
Payments on term loan	(46,700)	(72,500)
Payments to reacquire common stock	(395)	(589)
Costs of debt issues	—	(4,935)
Dividend distribution to noncontrolling interest	(576)	(595)

Cash used in financing activities of continuing operations	(60,751)	(90,302)
Cash used in financing activities of discontinued operations	—	(5)

Cash used in financing activities	(60,751)	(90,307)
Effect of exchange rate changes on cash and cash equivalents	(1,706)	1,691

Net decrease in cash and cash equivalents	(24,964)	(38,098)
Cash and cash equivalents of continuing operations at beginning of period	58,686	134,305
Cash and cash equivalents of discontinued operations at beginning of period	4,759	6,796

Cash and cash equivalents at beginning of period	63,445	141,101
Cash and cash equivalents at end of period	38,481	103,003
Less: cash and cash equivalents of discontinued operations at end of period	—	(9,336)

Cash and cash equivalents of continuing operations at end of period	$38,481	$93,667

Supplemental disclosures of cash flow information:
Cash paid for interest (including discontinued operations)	$11,026	$15,927
Cash paid for income taxes (including discontinued operations)	$3,101	$3,926
Supplemental non-cash investing and financing transactions:
Prepaid insurance obtained by note payable	$15,953	$6,829

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

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2011, which has been derived from audited consolidated financial statements, and the unaudited Condensed Consolidated Financial Statements as of June 30, 2012 and 2011, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. However, the Company believes the presentations and disclosures herein are adequate to make the information not misleading. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s December 31, 2011 audited Consolidated Financial Statements and notes thereto contained in the Company’s Current Report on Form 8-K dated June 29, 2012, filed June 29, 2012.

In the opinion of management, the unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary to fairly state the financial position as of June 30, 2012, and the results of operations and cash flows of the Company for all interim periods presented. The results of operations and cash flows for the six months ended June 30, 2012 are not necessarily indicative of the operating results and cash flows to be achieved for the full year.

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

As discussed in Note 14 – Discontinuance of Operations, Held for Sale Operations and Asset Disposals, the Company has disposed of certain assets and operations classified as discontinued operations (collectively the “Discontinued Operations”). Accordingly, these Condensed Consolidated Financial Statements reflect these operations as Discontinued Operations in all periods presented. The disclosures in the Notes to the Condensed Consolidated Financial Statements relate to continuing operations except as otherwise indicated.

Reclassifications – Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. These reclassifications relate to the sale of the assets and operations of InterCon Construction Inc. (“InterCon”) in the fourth quarter of 2011, which were reclassified to Discontinued Operations.

Out-of-Period Adjustments – The Company recorded out-of-period adjustments during the six months ended June 30, 2012 to correct errors to eliminate Cumulative Translation Adjustment balances that stemmed from the dissolution and liquidation of foreign currency based subsidiaries in jurisdictions where the Company no longer conducts business. The net impact of these adjustments for the six months ended June 30, 2012, was an increase to the Company’s income from discontinued operations and a decrease to net loss in the amount of $2,805. The adjustments did not have any impact on the Company’s pre-tax loss or loss from continuing operations for the six months ended June 30, 2012. The Company does not believe these adjustments are material, individually or in the aggregate, to its unaudited Condensed Consolidated Financial Statements for the six months ended June 30, 2012 after considering its expected 2012 annual financial results, nor does it believe such items are material to any of its previously issued annual or quarterly financial statements.

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

In September 2011, the FASB issued a new accounting standard related to testing goodwill for impairment. The standard gives entities the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step goodwill impairment test. If an entity believes that, as a result of its qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. An entity can choose to perform the qualitative assessment on none, some or all of its reporting units. An entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test. The standard also includes new qualitative indicators that replace those previously used to determine whether an interim goodwill impairment test is required to be performed. This standard is effective for fiscal years beginning after December 15, 2011, including interim periods, and early adoption is permitted. The implementation of this accounting standard did not have a material impact on the Company’s consolidated financial statements.

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

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

3.	Contracts in Progress (continued)

Contract cost and recognized income not yet billed and related amounts billed as of June 30, 2012 and December 31, 2011 was as follows:

	June 30, 2012	December 31, 2011
Cost incurred on contracts in progress	$854,392	$690,196
Recognized income	116,073	94,345

	970,465	784,541
Progress billings and advance payments	(917,800)	(765,451)

	$52,665	$19,090

Contract cost and recognized income not yet billed	$75,713	$37,090
Contract billings in excess of cost and recognized income	(23,048)	(18,000)

	$52,665	$19,090

Contract cost and recognized income not yet billed includes $9,683 and $1,367 at June 30, 2012 and December 31, 2011, respectively, on completed contracts.

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts will be due upon completion of the contracts and acceptance by the customer. Based on the Company’s experience with similar contracts in recent years, the majority of the retention balances at each balance sheet date will be collected within the next twelve months. Retainage balances at June 30, 2012 and December 31, 2011, were approximately $17,167 and $22,328, respectively, and are included in accounts receivable.

4.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2012, by business segment, are detailed below:

	Goodwill	Impairment Reserves	Total, Net
Utility T&D
Balance as of December 31, 2011	$8,067	$—	$8,067
Impairment losses	—	—	—

Balance as of June 30, 2012	$8,067	$—	$8,067

The changes in the carrying amounts of intangible assets for the six months ended June 30, 2012 are detailed below:

	Customer Relationships	Trademark / Tradename	Non-compete Agreements	Technology	Total
Balance as of December 31, 2011	$162,707	$11,984	$550	$4,675	$179,916
Amortization	(6,643)	(703)	(111)	(275)	(7,732)
Other	—	97	—	—	97

Balance as of June 30, 2012	$156,064	$11,378	$439	$4,400	$172,281

Weighted Average Remaining Amortization Period	11.8 yrs	7.9 yrs	2.0 yrs	8.0 yrs

Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 15 years.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

4.	Goodwill and Other Intangible Assets (continued)

Estimated amortization expense for the remainder of 2012 and each of the subsequent five years and thereafter is as follows:

Fiscal year:
Remainder of 2012	$7,819
2013	15,638
2014	15,528
2015	15,418
2016	15,418
2017	15,418
Thereafter	87,042

Total amortization	$172,281

5.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
Trade accounts payable	$140,100	$94,331
Accrued contract costs and related liabilities	52,186	36,409
Payroll and payroll liabilities	50,707	40,294
Accrued insurance	27,483	25,786
Other accrued liabilities	28,812	24,737

Total accounts payable and accrued liabilities	$299,288	$221,557

6.	Long-term Debt

Long-term debt as of June 30, 2012 and December 31, 2011 was as follows:

	June 30, 2012	December 31, 2011

Term Loan, net of unamortized discount of $4,308 and $7,138	$124,863	$168,733
Borrowings under Revolving Credit Facility	59,357	59,357
6.5% Senior Convertible Notes	32,050	32,050
Capital lease obligations	4,980	6,464
Other obligations	6,697	2,190

Total debt	227,947	268,794
Less: current portion	(101,895)	(34,441)

Long-term debt, net	$126,052	$234,353

2010 Credit Facility

The Company has a credit agreement dated June 30, 2010 (the “2010 Credit Agreement”), among Willbros United States Holdings, Inc., a subsidiary of the Company (formerly known as Willbros USA, Inc.) as borrower, the Company and certain of its subsidiaries, as Guarantors, the lenders from time to time party thereto (the “Lenders”), Crédit Agricole Corporate and Investment Bank (“Crédit Agricole”), as Administrative Agent, Collateral Agent, Issuing Bank, Revolving Credit Facility Sole Lead Arranger, Sole Bookrunner and Participating Lender, UBS Securities LLC (“UBS”), as Syndication Agent, Natixis, The Bank of Nova Scotia and Capital One, N.A., as Co-Documentation Agents, and Crédit Agricole and UBS as Term Loan Facility Joint Lead Arrangers and Joint Bookrunners. The 2010 Credit Agreement consists of a four-year, $300,000 term loan facility (“Term Loan”) maturing on June 30, 2014 and a three-year revolving credit facility of $175,000 maturing on June 30, 2013 (the “Revolving Credit Facility” or the “2010 Credit Facility”).

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

6.	Long Term Debt (continued)

The Revolving Credit Facility is available for letters of credit and for revolving loans, which may be used for working capital and general corporate purposes. 100 percent of the Revolving Credit Facility may be used to obtain letters of credit and revolving loans have a sublimit of $150,000. On March 4, 2011, as part of an amendment to the 2010 Credit Agreement, the Company agreed to limit its revolver borrowings to $25,000, with the exception of proceeds from revolving borrowings used to make any payments in respect of both the 2.75% Convertible Senior Notes (the “2.75% Notes”) and the 6.5% Senior Convertible Notes (the “6.5% Notes”), until its Maximum Total Leverage Ratio is 3.00 to 1.00 or less. This amendment did not change the limit on obtaining letters of credit.

During the six months ended June 30, 2012, the Company made payments of $46,700 against its Term Loan that resulted in the recognition of a $3,405 loss on early extinguishment of debt. These losses represent the write-off of unamortized Original Issue Discount and financing costs inclusive of early payment fees.

Interest payable under the 2010 Credit Agreement is determined by the loan type. As of June 30, 2012, the interest rate on the Term Loan (currently a Eurocurrency rate loan) was 9.5% and the interest rate on the Revolving Credit Facility (currently a base rate loan) was 4.2%. Interest payments on the Eurocurrency rate loans are payable in arrears on the last day of such interest period, and, in the case of interest periods of greater than three months, on each business day which occurs at three month intervals from the first day of such interest period. Interest payments on base rate loans are payable quarterly in arrears on the last business day of each calendar quarter.

The table below sets forth the primary covenants in the 2010 Credit Agreement and the status with respect to these covenants as of June 30, 2012.

	Covenants Requirements	Actual Ratios at June 30, 2012
Maximum Total Leverage Ratio(1) (debt divided by Covenant EBITDA) should be less than:	3.50 to 1	3.14

Minimum Interest Coverage Ratio (Covenant EBITDA divided by interest expense as defined in the 2010 Credit Agreement) should be greater than:	2.75 to 1	3.25

(1)	The Maximum Total Leverage Ratio decreases to 3.25 as of December 31, 2012.

The Maximum Total Leverage Ratio requirement decreased to 3.50 as of June 30, 2012 from 4.75 as of December 31, 2011. The Minimum Interest Coverage Ratio requirement increased to 2.75 as of June 30, 2012 from 2.00 as of December 31, 2011. Depending on its financial performance, the Company may be required to request amendments, or waivers for the primary covenants, dispose of assets, or obtain refinancing in future periods. There can be no assurance that the Company will be able to obtain amendments or waivers, complete asset sales, or negotiate agreeable refinancing terms should it become needed.

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

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

6.	Long Term Debt (continued)

Lenders to terminate their commitment to make cash advances or issue letters of credit, require the immediate repayment of any outstanding cash advances with interest and require the cash collateralization of outstanding letter of credit obligations. As of June 30, 2012, the Company complied with all covenants under the 2010 Credit Agreement.

In addition, any “material adverse change” could restrict the Company’s ability to borrow under the 2010 Credit Agreement and could be deemed an event of default under the 2010 Credit Agreement. A “material adverse change” is defined as a change in the Company’s business, results of operations, properties or condition that could reasonably be expected to have a material adverse effect, as defined in the 2010 Credit Agreement.

Incurred unamortized debt issue costs associated with the 2010 Credit Agreement are $5,968 and $9,427 as of June 30, 2012 and December 31, 2011, respectively. These debt issue costs are included in “Other assets” at June 30, 2012. These costs will continue to be amortized to interest expense over the remaining terms of the Revolving Credit Facility and Term Loan, respectively.

6.5% Senior Convertible Notes

In December 2005, the Company completed a private placement of $65,000 aggregate principal amount of its 6.5% Notes, pursuant to a purchase agreement. During the first quarter of 2006, the initial purchasers of the 6.5% Notes exercised their options to purchase an additional $19,500 aggregate principal amount of the 6.5% Notes. The primary offering and the purchase option of the 6.5% Notes totaled $84,500. The 6.5% Notes are convertible into shares of the Company’s common stock at a conversion rate of 56.9606 shares of common stock per $1,000 principal amount of notes representing a conversion price of approximately $17.56 per share. The 6.5% Notes are general senior unsecured obligations. Interest is due semi-annually on June 15 and December 15.

The 6.5% Notes mature on December 15, 2012 unless the notes are repurchased or converted earlier. The Company does not have the right to redeem the 6.5% Notes prior to maturity. Upon maturity, the principal amount plus the accrued interest through the day prior to the maturity date is payable only in cash. The 6.5% Notes remain outstanding as of June 30, 2012 and continue to be subject to the terms and conditions of the Indenture governing the 6.5% Notes. An aggregate principal amount of $32,050 remains outstanding (net of $0 discount) and has been classified as current and included within “Notes payable and current portion of long-term debt” on the Consolidated Balance Sheet at June 30, 2012. The holders of the 6.5% Notes have the right to require the Company to purchase the 6.5% Notes for cash upon the occurrence of a Fundamental Change, as defined in the Indenture. In addition to the amounts described above, the Company will be required to pay a “make-whole premium” to the holders of the 6.5% Notes who elect to convert their notes into the Company’s common stock in connection with a Fundamental Change. The make-whole premium is payable in additional shares of common stock and is calculated based on a formula with the premium ranging from 0.0 percent to 28.0 percent depending on when the Fundamental Change occurs and the price of the Company’s stock at the time the Fundamental Change occurs. In the event of a default of $10,000 or more on any credit agreement, including the 2010 Credit Facility, a corresponding event of default would result under the 6.5% Notes.

On September 16, 2011, following receipt of the requisite consents of the holders of the 6.5% Notes, the Company entered into a fourth supplemental indenture (the “Fourth Supplemental Indenture”) to the Indenture for the 6.5% Notes. The Fourth Supplemental Indenture amended Section 6.13 of the Indenture to change the Maximum Total Leverage Ratio to 5.50 to 1.00 during the fiscal quarter ending March 31, 2012, 3.75 to 1.00 during the fiscal quarter ending June 30, 2012 and 3.50 to 1.00 during the fiscal quarters ending September 30, 2012 and December 31, 2012. The Fourth Supplemental Indenture is a debt incurrence test and the calculation of the Maximum Total Leverage Ratio mirrors the calculation in the 2010 Credit Agreement. As of June 30, 2012, the Company complied with the debt incurrence test under the Fourth Supplemental Indenture. In addition, the Fourth Supplemental Indenture conformed the definition of Consolidated EBITDA in the Indenture to the definition of Consolidated EBITDA in the 2010 Credit Agreement. Depending on its financial performance, the Company may be required to request amendments, or waivers for the debt incurrence covenant under the Indenture, dispose of assets, or obtain refinancing in future periods. There can be no assurance that the Company will be able to obtain amendments or waivers, complete asset sales, or negotiate agreeable refinancing terms should it become needed.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

6.	Long Term Debt (continued)

Fair Value of Debt

The estimated fair value of the Company’s debt instruments as of June 30, 2012 and December 31, 2011 was as follows:

	June 30, 2012	December 31, 2011

Term Loan	$131,419	$178,947
Borrowings under Revolving Credit Facility	59,357	59,357
6.5% Senior Convertible Notes	32,117	31,613
Capital lease obligations	4,980	6,464
Other obligations	6,697	2,190

Total fair value of debt instruments	$234,570	$278,571

The fair values of the Company’s 6.5% Notes were estimated using market prices and are classified within Level 1 of the fair value hierarchy. The Term Loan, revolver borrowings, capital lease obligations and other obligations are classified within Level 2 of the fair value hierarchy. The fair values of these instruments have been estimated using discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements. A significant increase or decrease in the inputs could result in a directionally opposite change in the fair value of these instruments.

7.	Retirement Benefits

The Company has defined contribution plans that are funded by participating employee contributions and the Company. The Company matches employee contributions, up to a maximum of five percent of salary, in the form of cash. Company contributions for the six months ended June 30, 2012 and 2011 were $4,201 and $2,081, respectively. Company contributions were suspended at the end of March 2011 and resumed in November 2011.

The Company is also subject to collective bargaining agreements with various unions. As a result, the Company participates with other companies in the unions’ multi-employer pension and other postretirement benefit plans. These plans cover all employees who are members of such unions. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multi-employer plan in the event of the employer’s withdrawal from, or upon termination of, such plan. The Company has no intention to withdraw from these plans. The plans do not maintain information on the net assets and actuarial present value of the plans’ unfunded vested benefits allocable to the Company, and the amounts, if any, for which the Company may be contingently liable, are not ascertainable at this time. Contributions to all union multi-employer pension and other postretirement plans by the Company for the six months ended June 30, 2012 and 2011 were $18,249 and $18,153 respectively.

8.	Income Taxes

The effective tax rate on continuing operations was a negative 12.5 percent and 29.6 percent for the six months ended June 30, 2012 and 2011, respectively. Tax expense for discrete items for the six months ended June 30, 2012 is $2,914, which is primarily related to foreign tax settlements from 2006 through 2009, increases to foreign uncertain tax positions from 2004 through 2012, tax withholding on planned dividend distributions from foreign affiliates and for Texas Margins Tax. The Company has not recorded the benefit of current year losses in the United States. As of June 30, 2012, U.S. federal and state deferred tax assets continue to be covered by valuation allowances. The ultimate realization of deferred tax assets is dependent upon the generation of future U.S taxable income. The Company considers the impacts of reversing taxable temporary differences, future forecasted income and available tax planning strategies, when forecasting future taxable income and in evaluating whether deferred tax assets are more likely than not to be realized.

The effective tax rate on continuing operations was a negative 53.1 percent and a benefit of 223.3 percent for the three ended June 30, 2012 and June 30, 2011, respectively. Tax expense for discrete items for the three months ended June 30, 2012 is $1,517, which primarily relates to 2008 and 2009 foreign tax settlements, increases to uncertain tax positions for 2004 through 2012, tax withholding on planned dividend distributions from foreign affiliates and Texas Margins Tax.

In April 2011, the Company discontinued its strategy of reinvesting foreign earnings in foreign operations. This change in strategy continues through the June 30, 2012. Due to the current deficit in foreign earnings and profits, the Company does not anticipate a significant tax expense related to future repatriations of foreign earnings in the United States.

The Company expects that the statute of limitations will expire on an uncertain position within the next twelve months. Assuming the statute of limitations expires, the Company will release the reserve in the amount of $575.

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

In 2006, the Company established the 2006 Director Restricted Stock Plan (the “2006 Director Plan”) with 50,000 shares authorized for issuance to grant shares of restricted stock and restricted stock rights to non-employee directors. The number of shares authorized for issuance under the 2006 Director Plan was increased in 2008 to 250,000 and in 2012 to 550,000, by stockholder approval. On May 26, 2010, the Company established the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (the “2010 Plan”) with 2,100,000 shares of common stock authorized for issuance (increased in 2012 to 3,450,000 shares by stockholder approval) to provide for awards to key employees of the Company. All future grants of stock awards to key employees will be made through the 2010 Plan. As a result, the 1996 Plan was frozen, with the exception of normal vesting, forfeiture and other activity associated with awards previously granted under the 1996 Plan. At June 30, 2012, the 2010 Plan had 1,872,637 shares available for grant.

Restricted stock and restricted stock units or rights, also described collectively as restricted stock units (“RSUs”), and options granted to employees vest generally over a three to four year period. Options granted under the 2010 Plan expire 10 years subsequent to the grant date. Upon stock option exercise, common shares are issued from treasury stock. Options granted under the Director Plan are fully vested. Restricted stock and restricted stock rights granted under the 2006 Director Plan vest one year after the date of grant. At June 30, 2012, the 2006 Director Plan had 221,605 shares available for grant. For RSUs granted prior to March of 2009, certain provisions allow for accelerated vesting upon eligible retirement. Additionally, certain provisions allow for accelerated vesting in the event of involuntary termination not for cause or a change of control of the Company. Compensation expense recognized in relation to the accelerated vesting of RSUs due to retirement and separation from the Company, totaled $47 and $28 for the three months ended June 30, 2012 and 2011, respectively, and totaled $481 and $208 for the six months ended June 30, 2012 and 2011, respectively.

Stock-based compensation related to RSUs is recorded based on the Company’s stock price as of the grant date. Expense from stock-based compensation awards totaled $1,837 and $2,067 for the three months ended June 30, 2012 and 2011, respectively, and totaled $3,925 and $3,468 for the six months ended June 30, 2012 and 2011, respectively.

The Company determines fair value of stock options as of its grant date using the Black-Scholes valuation method. No options were granted during the six months ended June 30, 2012 and 2011.

The Company’s stock option activity and related information consist of:

	Shares	Weighted- Average Exercise Price
Outstanding, January 1, 2012	227,750	$15.28
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding June 30, 2012	227,750	$15.28

Exercisable, June 30, 2012	227,750	$15.28

As of June 30, 2012, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $0. The weighted average remaining contractual term of outstanding options and exercisable options is 2.59 years and 2.59 years, respectively, at June 30, 2012. The total intrinsic value of options exercised was $0 and $0 during the six months ended June 30, 2012 and 2011, respectively. The total fair value of options vested during the six months ended June 30, 2012 and 2011 was $0 and $135, respectively.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

9.	Stockholders’ Equity (continued)

The Company’s RSU activity and related information for the six months ended June 30, 2012 consist of:

	Shares	Weighted- Average Grant- Date Fair Value
Outstanding, January 1, 2012	1,143,011	$10.84
Granted	872,319	3.82
Vested	(477,321)	10.74

Forfeited	(62,379)	7.18

Outstanding, June 30, 2012	1,475,630	$6.87

The total fair value of RSUs vested during the six months ended June 30, 2012 and 2011 was $5,128 and $4,292, respectively.

As of June 30, 2012, there was a total of $8,026 of unrecognized compensation cost, net of estimated forfeitures, related to all non-vested stock-based compensation arrangements granted under the Company’s stock ownership plans. That cost is expected to be recognized over a weighted-average period of 2.39 years.

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

Basic and diluted income (loss) per common share from continuing operations for the three months and six months ended June 30, 2012 and 2011 are computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Income (loss) from continuing operations	$(3,668)	$7,558	$(26,347)	$(29,603)
Less: Income attributable to noncontrolling interest	(328)	(311)	(672)	(582)

Net income (loss) from continuing operations attributable to Willbros Group, Inc. (numerator for basic calculation)	(3,996)	7,247	(27,019)	(30,185)
Add: Interest and debt issuance costs associated with convertible notes	—	—	—	—

Net income (loss) from continuing operations applicable to common shares (numerator for diluted calculation)	$(3,996)	$7,247	$(27,019)	$(30,185)

Weighted average number of common shares outstanding for basic income (loss) per share	47,994,987	47,437,024	47,888,192	47,376,507

Weighted average number of potentially dilutive common shares outstanding	—	339,415	—	—

Weighted average number of common shares outstanding for diluted income per share	47,994,987	47,776,439	47,888,192	47,376,507

Income (loss) per common share from continuing operations:

Basic	$(0.08)	$0.15	$(0.56)	$(0.64)

Diluted	$(0.08)	$0.15	$(0.56)	$(0.64)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

10.	Income (Loss) Per Share (continued)

The Company has excluded shares potentially issuable under the terms of use of the securities listed below from the computation of diluted income (loss) per share, as the effect would be anti-dilutive:

	Three Months Ended June 30,
	2012	2011

6.5% Senior Convertible Notes	1,825,587	1,825,587
Stock options	227,750	177,750
Warrants to purchase common stock(1)	—	536,925
Restricted stock and restricted stock rights	343,224	—

	2,396,561	2,540,262

(1)	In the fourth quarter of 2011, 536,925 warrants that were issued in conjunction with a private placement of equity in 2006, expired, unexercised.

11.	Segment Information

The Company’s segments are comprised of strategic businesses that are defined by the industries or geographic regions they serve. Each is managed as an operation with well-established strategic directions and performance requirements. In January 2012, in an effort to manage the Company more effectively, Willbros changed its organizational structure such that its operating results will be reported by the following three segments: Oil & Gas, Utility T&D and Canada. As such, previously reported periods have been recast to conform to this new organization structure. Management evaluates the performance of each operating segment based on operating income. To support the segments, the Company has a focused corporate operation led by the executive management team, which, in addition to oversight and leadership, provides general, administrative and financing functions for the organization. The costs to provide these services are allocated, as are certain other corporate costs, to the three operating segments.

The following tables reflect the Company’s operations by reportable segment for the three months ended June 30, 2012 and 2011:

For the three months ended June 30, 2012:

	Oil & Gas	Utility T&D	Canada	Eliminations	Consolidated
Revenue	$291,406	$170,521	$37,356	$(89)	$499,194
Operating expenses	291,018	162,145	40,266	(89)	493,340

Operating income (loss)	$388	$8,376	$(2,910)	$—	5,854

Other expense					(8,249)
Provision for income taxes					1,273

Loss from continuing operations					(3,668)
Income from discontinued operations net of provision for income taxes					7,376

Net income					3,708
Less: Income attributable to noncontrolling interest					(328)

Net income attributable to Willbros Group, Inc.					$3,380

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

11.	Segment Information (continued)

For the three months ended June 30, 2011:

	Oil & Gas	Utility T&D	Canada	Eliminations	Consolidated
Revenue	$250,947	$159,112	$32,701	$(86)	$442,674
Operating expenses	244,335	152,556	29,396	(86)	426,201
Settlement of project dispute	8,236	—	—	—	8,236

Operating income (loss)	$(1,624)	$6,556	$3,305	$—	8,237

Other expense					(14,369)
Benefit for income taxes					(13,690)

Income from continuing operations					7,558
Loss from discontinued operations net of benefit for income taxes					(9,708)

Net loss					(2,150)
Less: Income attributable to noncontrolling interest					(311)

Net loss attributable to Willbros Group, Inc.					$(2,461)

The following tables reflect the Company’s operations by reportable segment for the six months ended June 30, 2012 and 2011:

For the six months ended June 30, 2012:

	Oil & Gas	Utility T&D	Canada	Eliminations	Consolidated
Revenue	$537,310	$309,834	$71,325	$(185)	$918,284
Operating expenses	536,076	309,865	77,286	(185)	923,042

Operating income (loss)	$1,234	$(31)	$(5,961)	$—	(4,758)

Other expense					(18,664)
Provision for income taxes					2,925

Loss from continuing operations					(26,347)
Income from discontinued operations net of provision for income taxes					9,675

Net loss					(16,672)
Less: Income attributable to noncontrolling interest					(672)

Net loss attributable to Willbros Group, Inc.					$(17,344)

For the six months ended June 30, 2011:

	Oil & Gas	Utility T&D	Canada	Eliminations	Consolidated
Revenue	$417,019	$279,656	$69,957	$(169)	$766,463

Operating expenses	419,642	285,339	71,786	(169)	776,598
Changes in fair value of contingent earnout expenses	—	—	—	—	(6,000)
Settlement of project termination	8,236	—	—	—	8,236

Operating loss	$(10,859)	$(5,683)	$(1,829)	$—	(12,371)

Other expense					(29,390)
Benefit for income taxes					(12,158)

Loss from continuing operations					(29,603)
Loss from discontinued operations net of provision for income taxes					(17,166)

Net loss					(46,769)
Less: Income attributable to noncontrolling interest					(582)

Net loss attributable to Willbros Group, Inc.					$(47,351)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

11.	Segment Information (continued)

Total assets by segment as of June 30, 2012 and December 31, 2011 are presented below:

	June 30, 2012	December 31, 2011
Oil & Gas	$363,275	$263,899
Utility T&D	377,712	410,812
Canada	61,244	79,998
Corporate	66,570	79,054

Total assets, continuing operations	$868,801	$833,763

12.	Contingencies, Commitments and Other Circumstances

Contingencies

Resolution of criminal and regulatory matters

In May of 2008, the United States Department of Justice (the “DOJ”) filed an Information and Deferred Prosecution Agreement (“DPA”) in the United States District Court in Houston concluding its investigation into violations of the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), by Willbros Group, Inc. and its subsidiary Willbros International, Inc. (“WII”). Also in May 2008, WGI reached a final settlement with the SEC to resolve its previously disclosed investigation of possible violations of the FCPA and possible violations of the Securities Act and the Securities Exchange Act of 1934, as amended. These investigations stemmed primarily from the Company’s former operations in Bolivia, Ecuador and Nigeria. The settlements together required the Company to pay a total of $32,300 in penalties and disgorgement, over approximately three years, plus post-judgment interest on $7,725, all of which has now been paid. As part of its agreement with the SEC, the Company is subject to a permanent injunction barring future violations of certain provisions of the federal securities laws. As to its agreement with the DOJ, both WGI and WII were subject to the DPA for a period of three years. Among its terms, the DPA provided that, in exchange for WGI’s and WII’s full compliance with the DPA, the DOJ would not continue a criminal prosecution of WGI and WII and with the successful completion of the DPA’s terms, the DOJ would move to dismiss the criminal investigation.

As provided for in the DPA, in 2009, the Company retained a government-approved independent monitor, at the Company’s expense, for a two and one-half year period, who reported to the DOJ on the Company’s compliance with the FCPA and other applicable laws. During the monitorship, the Company provided the monitor with access to information, documents, records, facilities and employees and the monitor filed three written reports with the DOJ. In the reports, the monitor made numerous findings and recommendations to the Company with respect to the improvement of its internal controls and policies and procedures for detecting and preventing violations of applicable anti-corruption laws, and the Company made significant efforts to implement the recommendations.

In the third and final report issued on March 2, 2012, the monitor reviewed the significant changes in the Company since the occurrence of the events leading to filing of the criminal information and the DPA, as well as the Company’s progress in implementing the monitor’s recommendations in the first and second reports. The monitor concluded the third report by certifying that the anti-bribery compliance program of Willbros is appropriately designed and implemented to ensure compliance with the FCPA and other applicable anti-corruption laws. This certification lead to the DOJ filing its motion to dismiss the criminal information and the court’s signing the order of dismissal, with prejudice, on April 2, 2012. The dismissal with prejudice means that the Company may no longer be prosecuted for the offenses listed in the criminal information.

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

A three-party arbitration panel has been selected and the Company expects the arbitration hearing to occur later this year.

The Company believes its lien rights provide substantial protection in the event Silver Eagle is unable to meet its obligations.

The Company believes that its performance of the project fully conforms to all contractual requirements and that the arbitration proceedings will result in an award in CTS’ favor for the full amount of the outstanding invoices. The Company further believes that any collection risk is mitigated by its lien rights. Accordingly, at June 30, 2012 and December 31, 2011, the Company has not recorded an allowance for doubtful accounts against the outstanding receivable.

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

Commitments

From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds and financial guarantees. Contracts with the Company’s customers may require the Company to secure letters of credit or surety bonds with regard to the Company’s performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or surety bonds in lieu of contract retention provisions, where the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At June 30, 2012, the Company had approximately $48,213 of outstanding letters of credit, all of which related to continuing operations. This amount represents the maximum amount of payments the Company could be required to make if these letters of credit are drawn upon. Additionally, the Company issues surety bonds customarily required by commercial terms on construction projects. At June 30, 2012, the Company had bonds outstanding, primarily performance bonds, with a face value at $509,368 related to continuing operations. This amount represents the bond penalty amount of future payments the Company could be required to make if the Company fails to perform its obligations under such contracts. The performance bonds do not have a stated expiration date; rather, each is released when the contract is accepted by the owner. The Company’s maximum exposure as it relates to the value of the bonds outstanding is lowered on each bonded project as the cost to complete is reduced. As of June 30, 2012, no liability has been recognized for letters of credit or surety bonds.

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

The Company attempts to manage contract risk by implementing a standard contracting philosophy to minimize liabilities assumed in the agreements with the Company’s clients. With the acquisitions the Company has made in the last few years, however, there may be contracts or master service agreements in place that do not meet the Company’s current contracting standards. While the Company has made efforts to improve its contractual terms with its clients, this process takes time to implement and the Company is not always successful in achieving improvements. The Company also attempts to mitigate the risk by maintaining primary and excess insurance, of certain specified limits, in the event a loss was to ensue.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, notes payable, long-term debt and interest rate contracts. The fair value estimates of the Company’s financial instruments have been determined using available market information and appropriate valuation methodologies. All of the Company’s cash and cash equivalents are categorized as Level 1 in accordance with the fair value hierarchy, as all values are based on unadjusted quoted prices for identical assets in an active market that the company has the ability to access.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

13.	Fair Value Measurements (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures its financial assets and financial liabilities at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs as of June 30, 2012:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$1,930	$—	$1,930	$—

Contingent Earnout Liability

In connection with the acquisition of InfrastruX Group, Inc. (“InfrastruX”) on July 1, 2010, InfrastruX shareholders were eligible to receive earnout payments of up to $125,000 if certain EBITDA targets were met during 2010 and 2011. These payments would have been paid to former InfrastruX shareholders who qualified as accredited investors as defined by the SEC in a combination of cash and non-convertible, non-voting preferred stock of the Company, pursuant to the terms within the Merger Agreement, and to non-accredited former InfrastruX shareholders and former holders of InfrastruX RSUs in the form of cash.

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

The following table represents a reconciliation of the change in the fair value measurement of the contingent earnout liability for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012	2011
Beginning balance	$—	$4,000
Change in fair value of contingent earnout liability included in operating expenses	—	—

Ending balance	$—	$4,000

	Six Months Ended June 30,
	2012	2011
Beginning balance	$—	$10,000
Change in fair value of contingent earnout liability included in operating expenses	—	(6,000)

Ending balance	$—	$4,000

The Company recorded a $6,000 adjustment to the estimated fair value of the contingent earnout liability during the six months ended June 30, 2011 due to a decrease in the probability-weighted estimated achievement of InfrastruX’s EBITDA targets as set forth in the Merger Agreement. The remaining contingent liability of $4,000 was written off in the fourth quarter of 2011.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

13.	Fair Value Measurements (continued)

Hedging Arrangements

The Company attempts to negotiate contracts that provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at June 30, 2012 or December 31, 2011.

Interest Rate Swaps

In conjunction with the 2010 Credit Agreement, the Company is subject to hedging arrangements to fix or otherwise limit the interest cost of the Term Loan and the Revolving Credit Facility. The Company is subject to interest rate risk on its debt and investment of cash and cash equivalents arising in the normal course of business, as the Company does not engage in speculative trading strategies.

The Company currently has two interest rate swap agreements outstanding for a total notional amount of $150,000 in order to hedge changes in the variable rate interest expense on $150,000 of the Term Loan and the Revolving Credit Facility LIBOR indexed debt. Under each swap agreement, the Company receives interest at a rate based on the maximum of either three-month LIBOR or 2% and pays interest at a fixed rate of 2.685%, effective March 28, 2012 through June 30, 2014. The swap agreements are designated and qualify as cash flow hedging instruments, with the effective portion of the swaps’ change in fair value recorded in Other Comprehensive Income (“OCI”). The interest rate swaps are deemed to be highly effective hedges, and resulted in no gain or loss recorded for hedge ineffectiveness in the Condensed Consolidated Statements of Operations. Amounts in OCI are reported in interest expense when the hedged interest payments on the underlying debt are recognized. The fair value of each swap agreement was determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates. Amounts of OCI relating to the interest rate swaps expected to be recognized in interest expense in the coming 12 months total $982.

Interest Rate Caps

In September 2010, the Company entered into two interest rate cap agreements for notional amounts of $75,000 each in order to limit its exposure to an increase of the interest rate above 3 percent, effective September 28, 2010 through March 28, 2012. Total premiums of $98 were paid for the interest rate cap agreements. Through June 1, 2011, the cap agreements were designated and qualified as cash flow hedging instruments, with the effective portion of the caps’ change in fair value recorded in OCI. Amounts in OCI and the premiums paid for the caps were reported in interest expense as the hedged interest payments on the underlying debt were recognized during the period when the caps were designated as cash flow hedges. Through June 1, 2011, the interest rate caps were deemed to be highly effective, resulting in an immaterial amount of hedge ineffectiveness recorded. On June 1, 2011, the caps were de-designated due the interest rate being fixed on the underlying debt through the remaining term of the caps; changes in the value of the caps subsequent to that date were reported in earnings. The amount reported in earnings for the undesignated interest rate caps for the six months ended June 30, 2012 and 2011 is immaterial.

	Liability Derivatives
	June 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts - swaps	Other current liabilities	$923	Other current liabilities	$671
Interest rate contracts - swaps	Other long-term liabilities	942	Other long-term liabilities	1,173
Interest rate contracts - swaps	Accounts payable and accrued liabilities	65	Accounts payable and accrued liabilities	—

Total derivatives		$1,930		$1,844

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

13.	Fair Value Measurements (continued)

For the Three Months Ended June 30,
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2012	2011		2012	2011		2012	2011
Interest rate contracts	$(107)	$(1,232)	Interest expense, net	$(258)	$(2)	Interest expense, net	$—	$—

Total	$(107)	$(1,232)		$(258)	$(2)		$—	$—

For the Six Months Ended June 30,
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2012	2011		2012	2011		2012	2011
Interest rate contracts	$(288)	$(1,119)	Interest expense, net	$(322)	$(2)	Interest expense, net	$—	$—

Total	$(288)	$(1,119)		$(322)	$(2)		$—	$—

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

Nigeria Assets and Nigeria-Based Operations

Litigation and Settlement

On March 29, 2012, the Company and Willbros Global Holdings, Inc., formerly known as Willbros Group, Inc., a Panama corporation (“WGHI”), which is now a subsidiary of the Company, entered into a settlement agreement (the “Settlement Agreement”) with West African Gas Pipeline Company Limited (“WAPCo”) to settle a lawsuit filed against WGHI by WAPCo in 2010 under English law in the London High Court in which WAPCo was seeking $273,650 plus costs and interest. The lawsuit was based upon a parent company guarantee issued by WGHI to WAPCo in connection with a Nigerian project undertaken by a WGHI subsidiary that was later sold to a third party. WAPCo alleged that the third party defaulted in the performance of the project and thereafter brought the lawsuit against WGHI under the parent company guarantee for its claimed losses.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

14.	Discontinuance of Operations, Held for Sale Operations and Asset Disposals (continued)

The Settlement Agreement provides that WGHI will make payments to WAPCo over a period of six years totaling $55,500 as follows:

During 2012:

$4,000 on March 31;

$4,000 on June 30;

$4,000 on September 30; and

$2,000 on December 31.

During 2013:

$2,500 on June 30; and

$2,500 on December 31.

During 2014:

$3,750 on June 30; and

$3,750 on December 31.

During 2015:

$4,000 on June 30; and

$4,000 on December 31.

During 2016:

$5,000 on June 30; and

$5,000 on December 31.

During 2017:

$5,500 on June 30; and

$5,500 on December 31.

The Settlement Agreement also provides that the payments due in the years 2015, 2016 and 2017 may be accelerated and become payable in whole or in part within 21 days after filing of the Company’s third quarter results in 2014 in the event the Company achieves a leverage ratio of debt to EBITDA of 2.25 to 1.00 or less or certain other metrics (the “Acceleration Metrics”). In the event the Acceleration Metrics applied during 2014 do not result in payment of the entire outstanding sum, the Acceleration Metrics are applied again in each subsequent year and may result in the acceleration of all or some of the remaining payments in each of those years. The Company timely paid the $4,000 payments that became due on March 31, and June 30, 2012.

WGI and WGHI are jointly and severally liable for payment of the amount due to WAPCo under the Settlement Agreement. WGHI and WGI are subject to a penalty rate of interest and collection efforts in the London court in the event they fail to meet any of the payments required by the Settlement Agreement. Under the Settlement Agreement, WGHI forgoes any right to pursue third parties related to the Nigerian project unless they first assert a claim against WGHI.

The Company currently has no employees working in Nigeria and does not intend to return to Nigeria.

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

Results of Discontinued Operations

The major classes of revenue and income (losses) with respect to the Discontinued Operations are as follows:

	Three Months Ended June 30, 2012
	Canada	WAPCo/ Other	Libya	Total

Contract revenue	$1,734	$—	$—	$1,734

Operating income (loss)	9,107	(337)	—	8,770
Income (loss) before income taxes	9,024	(337)	—	8,687
Provision for income taxes	1,311	—	—	1,311
Net income (loss)	$7,713	$(337)	$—	$7,376

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

14.	Discontinuance of Operations, Held for Sale Operations and Asset Disposals (continued)

	Three Months Ended June 30, 2011
	Canada	WAPCo / Other	Libya	InterCon	Total

Contract revenue	$9,039	$—	$—	$15,662	$24,701

Operating income (loss)	(9,172)	(4,431)	(258)	359	(13,502)
Income (loss) before income taxes	(8,884)	(4,431)	(258)	356	(13,217)
Provision (benefit) for income taxes	(3,637)	—	—	128	(3,509)
Net income (loss)	$(5,247)	$(4,431)	$(258)	$228	$(9,708)

	Six Months Ended June 30, 2012
	Canada	WAPCo / Other	Libya	Total

Contract revenue	$30,763	$—	$—	$30,763

Operating income (loss)	12,488	(4,194)	—	8,294
Income (loss) before income taxes	13,555	(1,389)	—	12,166
Provision for income taxes	2,491	—	—	2,491
Net income (loss)	$11,064	$(1,389)	$—	$9,675

	Six Months Ended June 30, 2011
	Canada	WAPCo / Other	Libya	InterCon	Total

Contract revenue	$92,478	$—	$—	$20,759	$113,237

Operating loss	(13,306)	(5,609)	(296)	(3,587)	(22,798)
Loss before income taxes	(13,001)	(5,609)	(296)	(3,590)	(22,496)
Benefit for income taxes	(4,049)	—	—	(1,281)	(5,330)
Net loss	$(8,952)	$(5,609)	$(296)	$(2,309)	$(17,166)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

14.	Discontinuance of Operations, Held for Sale Operations and Asset Disposals (continued)

Condensed balance sheets with respect to the Discontinued Operations are as follows:

	June 30, 2012
	Canada	WAPCo / Other	Libya	Total

Total assets	$—	$—	$—	$—
Total liabilities	—	47,500	—	47,500

Net assets (liabilities) of discontinued operations	$—	$(47,500)	$—	$(47,500)

	December 31, 2011
	Canada	WAPCo / Other	Libya	Total

Total assets	$27,917	$1	$90	$28,008
Total liabilities	11,782	57,715	(7)	69,490

Net assets (liabilities) of discontinued operations	$16,135	$(57,714)	$97	$(41,482)

15.	Condensed Consolidating Guarantor Financial Statements

Willbros Group, Inc. (the “Parent”) and its 100% owned U.S. subsidiaries (the “Guarantors”) may fully and unconditionally guarantee, on a joint and several basis, the obligations of the Company under debt securities registered under a universal shelf registration statement on Form S-3 filed by the Company with the SEC. As of June 30, 2012, none of these debt securities have been issued. There are currently no restrictions on the ability of the Guarantors to transfer funds to the Parent in the form of cash dividends or advances. Condensed consolidating financial information for a) the Parent, b) the Guarantors and c) all other direct and indirect subsidiaries (the “Non-Guarantors”) as of June 30, 2012 and December 31, 2011 and for each of the three months and six months ended June 30, 2012 and 2011 follows.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

15.	Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$22,091	$16,390	$—	$38,481
Accounts receivable, net	—	279,698	42.065	—	321,763
Contract cost and recognized income not yet billed	—	68,160	7,553	—	75,713
Prepaid expenses and other assets	6,851	58,838	7,910	(19,324)	54,275
Parts and supplies inventories	—	5,991	4,574	—	10,565
Deferred income taxes	8,269	—	1,310	(6,400)	3,179
Receivables from affiliated companies	137,524	43,989	—	(181,513)	—

Total current assets	152,644	478,767	79,802	(207,237)	503,976
Property, plant and equipment, net	—	134,140	20,757	—	154,897
Deferred income taxes	95,044	—	—	(95,044)	—
Goodwill	—	8,067	—	—	8,067
Other intangible assets, net	—	172,281	—	—	172,281
Investment in subsidiaries	22,050	—	—	(22,050)	—

Other assets	87	28,415	1,078	—	29,580

Total assets	$269,825	$821,670	$101,637	$(324,331)	$868,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$142	$263,332	$35,814	$—	$299,288
Contract billings in excess of cost and recognized income	—	21,557	1,491	—	23,048
Current portion of capital lease obligations	—	2,140	—	—	2,140

Notes payable and current portion of long-term debt	32,050	8,348	—	—	40,398

Short-term borrowings under revolving credit facility	—	59,357	—	—	59,357
Current portion of settlement obligation of discontinued operations	—	—	8,500	—	8,500
Accrued income taxes	19,124	—	5,116	(19,324)	4,916
Other current liabilities	207	11,178	—	(6,400)	4,985
Payables to affiliated companies	—	52,326	129,187	(181,513)	—

Total current liabilities	51,523	418,238	180,108	(207,237)	442,632
Long-term debt	—	123,212	—	—	123,212
Capital lease obligations	—	2,840	—	—	2,840
Long-term portion of settlement obligation of discontinued operations	—	—	39,000	—	39,000
Long-term liabilities for unrecognized tax benefits	1,898	—	2,468	—	4,366
Deferred income taxes	—	96,725	2,998	(95,044)	4,679
Other long-term liabilities	—	34,958	710	—	35,668

Total liabilities	53,421	675,973	225,284	(302,281)	652,397
Stockholders’ equity:
Total stockholders’ equity	216,404	145,697	(123,647)	(22,050)	216,404

Total liabilities and stockholders’ equity	$269,825	$821,670	$101,637	$(324,331)	$868,801

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

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

15.	Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Contract revenue	$—	$803,889	$114,395	$—	$918,284
Operating expenses:
Contract	—	732,455	109,784	—	842,239
Amortization of intangibles	—	7,732	—	—	7,732
General and administrative	1,553	66,387	4,995	—	72,935
Other charges	—	136	—	—	136

Operating loss	(1,553)	(2,821)	(384)	—	(4,758)

Other income (expense):
Equity in income (loss) of consolidated subsidiaries	(7,810)	—	(672)	8,482	—
Interest expense, net	(1,128)	(13,914)	24	—	(15,018)
Loss on early extinguishment of debt	—	(3,405)	—	—	(3,405)
Other, net	2,892	(1,529)	(1,604)	—	(241)

Income (loss) from continuing operations before income taxes	(7,599)	(21,669)	(2,636)	8,482	(23,422)
Provision (benefit) for income taxes	9,745	(7,957)	1,137	—	2,925

Income (loss) from continuing operations	(17,344)	(13,712)	(3,773)	8,482	(26,347)
Income from discontinued operations net of benefit for income taxes	—	—	9,675	—	9,675

Net income (loss)	(17,344)	(13,712)	5,902	8,482	(16,672)
Less: Income attributable to noncontrolling interest	—	—	—	(672)	(672)

Net income (loss) attributable to Willbros Group, Inc.	$(17,344)	$(13,712)	$5,902	$7,810	$(17,344)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

15.	Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Contract revenue	$—	$659,643	$106,820	$—	$766,463
Operating expenses:
Contract	—	593,988	106,418	—	700,406
Amortization of intangibles	—	7,834	—	—	7,834
General and administrative	11,260	49,878	7,133	—	68,271
Settlement of project dispute	—	8,236	—	—	8,236
Changes in fair value of contingent earnout liability	—	(6,000)	—	—	(6,000)
Other charges	—	87	—	—	87

Operating income (loss)	(11,260)	5,620	(6,731)	—	(12,371)

Other income (expense):
Equity in loss of consolidated subsidiaries	(46,745)	—	(582)	47,327	—
Interest expense, net	(2,136)	(23,173)	63	—	(25,246)
Loss on early extinguishment of debt	—	(4,124)	—	—	(4,124)
Other, net	76	(4,145)	4,049	—	(20)

Income (loss) from continuing operations before income taxes	(60,065)	(25,822)	(3,201)	47,327	(41,761)
Provision (benefit) for income taxes	(12,714)	1,686	(1,130)	—	(12,158)

Income (loss) from continuing operations	(47,351)	(27,508)	(2,071)	47,327	(29,603)
Income from discontinued operations net of benefit for income taxes	—	(1,158)	(16,008)	—	(17,166)

Net income (loss)	(47,351)	(28,666)	(18,079)	47,327	(46,769)
Less: Income attributable to noncontrolling interest	—	—	—	(582)	(582)

Net income (loss) attributable to Willbros Group, Inc.	$(47,351)	$(28,666)	$(18,079)	$46,745	$(47,351)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

15.	Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Contract revenue	$—	$440,765	$58,429	$—	$499,194
Operating expenses:
Contract	—	396,374	58,908	—	455,282
Amortization of intangibles	—	3,812	—	—	3,812
General and administrative	(5,293)	40,241	(736)	—	34,212
Other charges	—	34	—	—	34

Operating income (loss)	5,293	304	257	—	5,854

Other income (expense):
Equity in income (loss) of consolidated subsidiaries	(3,802)	—	(328)	4,130	—
Interest expense, net	(564)	(6,548)	(12)	—	(7,124)
Loss on early extinguishment of debt	—	(1,149)	—	—	(1,149)
Other, net	2,892	(1,683)	(1,185)	—	24

Income (loss) from continuing operations before income taxes	3,819	(9,076)	(1,268)	4,130	(2,395)
Provision for income taxes	439	—	834	—	1,273

Income (loss) from continuing operations	3,380	(9,076)	(2,102)	4,130	(3,668)
Income from discontinued operations net of benefit for income taxes	—	—	7,376	—	7,376

Net income (loss)	3,380	(9,076)	5,274	4,130	3,708
Less: Income attributable to noncontrolling interest	—	—	—	(328)	(328)

Net income (loss) attributable to Willbros Group, Inc.	$3,380	$(9,076)	$5,274	$3,802	$3,380

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

15.	Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated

Contract revenue	$—	$390,171	$52,503	$—	$442,674
Operating expenses:
Contract	—	338,500	54,321	—	392,821
Amortization of intangibles	—	3,917	—	—	3,917
General and administrative	4,448	28,151	(3,078)	—	29,521
Settlement of project dispute	—	8,236	—	—	8,236
Other charges	—	(58)	—	—	(58)

Operating income (loss)	(4,448)	11,425	1,260	—	8,237

Other income (expense):
Equity in loss of consolidated subsidiaries	(6,107)	—	(311)	6,418	—
Interest expense, net	(521)	(9,942)	17	—	(10,446)
Loss on early extinguishment of debt	—	(4,124)	—	—	(4,124)
Other, net	76	(3,945)	4,070	—	201

Income (loss) from continuing operations before income taxes	(11,000)	(6,586)	5,036	6,418	(6,132)
Benefit for income taxes	(8,539)	(2,960)	(2,191)	—	(13,690)

Income (loss) from continuing operations	(2,461)	(3,626)	7,227	6,418	7,558
Income (loss) from discontinued operations net of benefit for income taxes	—	1,379	(11,087)	—	(9,708)

Net income (loss)	(2,461)	(2,247)	(3,860)	6,418	(2,150)
Less: Income attributable to noncontrolling interest	—	—	—	(311)	(311)

Net income (loss) attributable to Willbros Group, Inc.	$(2,461)	$(2,247)	$(3,860)	$6,107	$(2,461)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

15.	Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Six Months Ended June 30, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$(17,344)	$(13,712)	$5,902	$8,482	$(16,672)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(1,516)	—	(1,516)	1,516	(1,516)
Changes in derivative financial instruments	—	34	—	—	34

Total other comprehensive income (loss), net of tax	(1,516)	34	(1,516)	1,516	(1,482)

Total comprehensive income (loss)	(18,860)	(13,678)	4,386	9,998	(18,154)

Less: comprehensive income attributable to noncontrolling interest	—	—	—	(672)	(672)

Total comprehensive income (loss) attributable to Willbros Group, Inc.	$(18,860)	$(13,678)	$4,386	$9,326	$(18,826)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Six Months Ended June 30, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$(47,351)	$(28,666)	$(18,079)	$47,327	$(46,769)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,109	—	3,109	(3,109)	3,109
Changes in derivative financial instruments	—	(1,119)	—	—	(1,119)

Total other comprehensive income (loss), net of tax	3,109	(1,119)	3,109	(3,109)	1,990

Total comprehensive income (loss)	(44,242)	(29,785)	(14,970)	44,218	(44,779)

Less: comprehensive income attributable to noncontrolling interest	—	—	—	(582)	(582)

Total comprehensive income (loss) attributable to Willbros Group, Inc.	$(44,242)	$(29,785)	$(14,970)	$43,636	$(45,361)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

15.	Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months June 30, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$3,380	$(9,076)	$5,274	$4,130	$3,708
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(512)	—	(512)	512	(512)
Changes in derivative financial instruments	—	151	—	—	151

Total other comprehensive income (loss), net of tax	(512)	151	(512)	512	(361)

Total comprehensive income (loss)	2,868	(8,925)	4,762	4,642	3,347

Less: comprehensive income attributable to noncontrolling interest	—	—	—	(328)	(328)

Total comprehensive income (loss) attributable to Willbros Group, Inc.	$2,868	$(8,925)	$4,762	$4,314	$3,019

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months June 30, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Net income (loss)	$(2,461)	$(2,247)	$(3,860)	$6,418	$(2,150)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	272	—	272	(272)	272
Changes in derivative financial instruments	—	(1,232)	—	—	(1,232)

Total other comprehensive income (loss), net of tax	272	(1,232)	272	(272)	(960)

Total comprehensive income (loss)	(2,189)	(3,479)	(3,588)	6,146	(3,110)

Less: comprehensive income attributable to noncontrolling interest	—	—	—	(311)	(311)

Total comprehensive income (loss) attributable to Willbros Group, Inc.	$(2,189)	$(3,479)	$(3,588)	$5,835	$(3,421)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

15.	Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Cash flows from operating activities of continuing operations	$783	$57,841	$(28,727)	$—	$29,897
Cash flows from operating activities of discontinued operations	—	—	(10,110)	—	(10,110)
Cash flows from investing activities of continuing operations	—	(3,849)	6,195	—	2,346
Cash flows from investing activities of discontinued operations	—	—	15,360	—	15,360

Cash flows from financing activities	(971)	(59,786)	6	—	(60,751)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,706)	—	(1,706)

Net decrease in cash and cash equivalents	(188)	(5,794)	(18,982)	—	(24,964)
Cash and cash equivalents of continuing operations at beginning of period (12/31/11)	188	27,885	30,613	—	58,686
Cash and cash equivalents of discontinued operations at beginning of period (12/31/11)	—	—	4,759	—	4,759

Cash and cash equivalents at beginning of period (12/31/11)	188	27,885	35,372	—	63,445

Cash and cash equivalents at end of period (6/30/12)	—	22,091	16,390	—	38,481
Less: cash and cash equivalents of discontinued operations at end of period (6/30/12)	—	—	—	—	—

Cash and cash equivalents of continuing operations at end of period (6/30/12)	$—	$22,091	$16,390	$—	$38,481

	Six Months Ended June 30, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated

Cash flows from operating activities of continuing operations	$(601)	77,830	$(34,312)	$—	$42,917
Cash flows from operating activities of discontinued operations	—	(3,334)	(8,537)	—	(11,871)
Cash flows from investing activities of continuing operations	—	7,505	1,072	—	8,577
Cash flows from investing activities of discontinued operations	—	20	10,875	—	10,895
Cash flows from financing activities	601	(78,825)	(12,083)	—	(90,307)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,691	—	1,691

Net increase (decrease) in cash and cash equivalents	—	3,196	(41,294)	—	(38,098)

Cash and cash equivalents of continuing operations at beginning of period (12/31/10)	—	60,328	73,977	—	134,305

Cash and cash equivalents of discontinued operations at beginning of period (12/31/10)	—	—	6,796	—	6,796

Cash and cash equivalents at beginning of period (12/31/10)	—	60,328	80,773	—	141,101

Cash and cash equivalents at end of period (6/30/11)	—	63,524	39,479	—	103,003
Less: cash and cash equivalents of discontinued operations at end of period (6/30/11)	—	—	(9,336)	—	(9,336)

Cash and cash equivalents of continuing operations at end of period (6/30/11)	$—	$63,524	$30,143	$—	$93,667

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In thousands, except share and per share amounts or unless otherwise noted)

The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2012 and 2011, included in Item 1 of this Form 10-Q, and the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Current Report on Form 8-K dated June 29, 2012, filed June 29, 2012.

OVERVIEW

Willbros is a global provider of engineering and construction services to the oil, gas, refinery, petrochemical and power industries with a focus on infrastructure such as oil and gas pipeline systems, electric transmission and distribution (“T&D”) systems and refining and processing plants. Our offerings include engineering, procurement and construction (either individually or as an integrated EPC service offering), turnarounds, maintenance and other specialty services.

Our Vision

We continue to believe that long-term fundamentals support increasing demand for our services and substantiate our vision for Willbros to be a multi-billion dollar engineering and construction company with a diversified revenue stream, stable and predictable results, and high growth opportunities.

To accomplish this, we are actively working towards achieving the following objectives:

•	Diversifying geographically to broaden our regional presence and exposure to customers who demand local service providers;

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

Our Values

We believe the values we adhere to as an organization shape the relationships and performance of our company. We are committed to strong leadership across the organization to achieve Excellence, Accountability and Compliance in everything we do, recognizing that Compliance is the catalyst for successfully applying all of our values. Our core values are:

•	Safety – always perform safely for the protection of our people and our stakeholders;

•	Honesty & Integrity – always do the right thing;

•	Our People – respect and care for their “well-being” and development; maintain an atmosphere of trust, empowerment and teamwork; ensure the best people are in the right position;

•	Our Customers – understand their needs and develop responsive solutions; promote mutually beneficial relationships and deliver a good job on time;

•	Superior Financial Performance – deliver financial results that place us at the forefront of our peer group;

•	Vision & Innovation – understand the drivers of our business environment; promote constant curiosity, imagination and creativity about our business and opportunities; seek continuous improvement; and

•	Effective Communications – present a clear, consistent and accurate message to our people, our customers and the public.

We believe that adhering to and living these values will result in a high performance organization, which can differentiate itself and compete effectively, providing incremental value to our customers, our employees and all our stakeholders.

Second Quarter of 2012

The second quarter loss from continuing operations of $3,996, is a significant improvement over the $23,023 loss from continuing operations in the first quarter of 2012, but considerably less than the income from continuing operations of $7,247 generated in the second quarter of 2011. In the second quarter of 2012, we generated operating income of $5,854 compared to an operating loss of $10,612 in the first quarter of 2012 and an operating income of $8,237 in the second quarter of 2011. Our second quarter of 2011 operating income included a reduction for a non-cash charge of $8,236 related to the settlement of a facilities project dispute with TransCanada Pipeline, Ltd. (“TransCanada”). Our second quarter of 2012 results were negatively impacted by delays on two projects, underperformance by a sub-contractor on another project and increased costs related to a lump-sum capital project. In the aggregate, these four projects reduced our operating income by approximately $14,400, and was the primary reason we did not meet the operating income guidance of $14,000 to $16,000, which we provided with our first quarter results.

Despite the operating income shortfall relative to the guidance, we had several businesses that performed as planned, or better than expected. Our focus on non-performing businesses is producing improved financial results in the targeted businesses as evidenced by the improved performance of our Utility T&D segment, which reported $8,376 of operating income with an operating margin just under 5 percent. Our Texas operations increased activity in our transmission construction business and better performance in our distribution business drove these results. Our Texas distribution business, which was one of the previously identified non-performing businesses, generated positive operating income in the second quarter for the first time since the July 2010 acquisition of InfrastruX. Additionally, our Downstream Engineering business was profitable for the second consecutive quarter and our Upstream Engineering business continues to deliver strong operating performance on both engineering and EPC projects.

During the second quarter of 2012, we paid down an additional $16,700 against our Term Loan, reducing the balance to $124,863 (net of unamortized discount of $4,308) from the original $300,000 July 1, 2010 balance. Our interest expense continues to decline, decreasing from $7,894 in the first quarter of 2012, to $7,124 in the current quarter. The recent $16,700 Term Loan reduction will lower our expected third quarter of 2012 Term Loan interest charges by approximately $867. We continue to expect to meet our objective of a $50,000 to $100,000 reduction of our Term Loan debt in 2012.

Outlook

For the second half of 2012, our end markets in our Oil & Gas, Utility T&D and Canada segments are expected to be impacted by different factors, resulting in risks and opportunities specific to each. Generally, we believe our end markets will continue to improve and will continue to be influenced by local market economics and political factors. However, we believe the business environment, while improving, will remain highly competitive.

Our Oil & Gas segment continues to benefit from the high level of drilling activity in the liquids rich shale plays. We also expect to benefit from a higher level of regional activity, where our contract risks are significantly lower than in cross-country pipeline construction. We are continuing to see clients opt for the EPC contract model, which favors our competitive position. Low natural gas prices and the new domestic crude supplies are factors in our increased professional services activity in our Downstream Engineering business, and pipeline integrity issues nationwide are contributing to a build of recurring services backlog in our Upstream Engineering business. Based on current backlog, the start of a delayed project, and customer feedback, we expect increasing momentum in our Oil & Gas businesses in the remainder of 2012. We will be paying close attention to natural gas storage levels, drilling rig counts and crude oil pricing, as we believe these are early indicators of potential impacts on our businesses. We expect macroeconomic events globally and the national election in November in the United States to influence industry sentiment regarding proposed expansions and capital projects.

Our Utility T&D segment continues to improve its operating performance in the Southwest and we are focused on changes to drive similar improvement in our business in the Northeast. Competitive Renewable Energy Zone (“CREZ”) work in Texas will continue to anchor activity in this segment through 2013, after which we expect to have sufficient capacity, developed on relevant projects, to capture higher margin work in the national market. We believe that the distribution business, especially in Texas, is beginning to rebound. Our view currently is that the political environment will support continued investment in basic electrical infrastructure to reduce reliability concerns and meet mandated renewable generation capacity.

Our Canada segment is transitioning to a model focused on the oil sands mine sites and in situ developments. We believe the oil sands market offers us long-term recurring services opportunities to provide maintenance, fabrication, and capital project engineering and construction. We expect additional backlog build as we focus on improving the risk profile of this business model, which currently has backlog with approximately 70 percent cost reimbursable projects. We continue to see robust bidding opportunities, but will exercise conservative bidding practices as we develop the project capabilities demanded by the capital projects market. Our best relevant skill sets are in the maintenance and construction of hydro-transport and tailings lines and API storage tanks, and we will emphasize those services, complemented by our experienced fabrication, module and overlay services, which are well established. This market is characterized by increased caution on the part of customers, as resources are becoming scarcer, and crude oil prices are diminished from annual highs earlier this year. We believe the high level of proven reserves, estimated in 2010 by the International Energy Agency to be 173 billion barrels and among the three largest reserve bases in the world, and in a politically stable country, will continue to attract investment and drive both capital project and maintenance opportunities for our service offerings.

While we continue to press forward on the pace of our initiatives for improvement, we are pleased to see that management actions thus far have had positive impact on improving the financial performance of several non-performing businesses. We will continue to emphasize project execution and address our seasonality issues.

Other Financial Measures

Adjusted EBITDA from Continuing Operations

We define Adjusted EBITDA from continuing operations as income (loss) from continuing operations before interest expense, income tax expense (benefit) and depreciation and amortization, adjusted for selected items which management does not consider representative of our ongoing operations and certain non-cash items of the Company. These adjustments are included in various performance metrics under our credit facilities and other financing arrangements. These adjustments are itemized in the following table. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA from continuing operations, you should be aware that in the future we may incur expenses that are the same as, or similar to, some of the adjustments in this presentation. Our presentation of Adjusted EBITDA from continuing operations should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

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

Adjusted EBITDA from continuing operations increased $7,727 to $24,368 for the six months ended June 30, 2012 compared to $16,641 during the six months ended June 30, 2011. The increase is primarily attributable to additional costs recorded in the second quarter of 2011 related to the TransCanada settlement. Absent this charge, Adjusted EBITDA from continuing operations was similar period over period.

A reconciliation of Adjusted EBITDA from continuing operations to U.S. GAAP financial information follows:

	Six Months Ended
	June 30, 2012	June 30, 2011
Loss from continuing operations attributable to Willbros Group, Inc.	$(27,019)	$(30,185)
Interest expense, net	15,018	25,246
Provision (benefit) for income taxes	2,925	(12,158)
Depreciation and amortization	26,100	32,664
Change in fair value of contingent earn-out	—	(6,000)
Loss on early extinguishment of debt	3,405	4,124
Stock based compensation	3,925	3,468
Acquisition costs	—	179
Restructuring and reorganization costs	136	173
Gains on sales of assets	(2,380)	(4,055)
DOJ monitor cost	1,586	2,603
Noncontrolling interest	672	582

Adjusted EBITDA from continuing operations	$24,368	$16,641

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

Backlog broadly consists of anticipated revenue from the uncompleted portions of existing contracts and contracts whose award is reasonably assured. Our backlog presentation reflects not only the 12-month lump sum and Master Service Agreement (“MSA”) work; but also, the full-term value of work under contract, including MSA work, as we believe that this information is helpful in providing additional long-term visibility. We determine the amount of backlog for work under ongoing MSA maintenance and construction contracts by using recurring historical trends inherent in the MSAs, factoring in seasonal demand and projecting customer needs based upon ongoing communications with the customer. We also include in backlog our share of work to be performed under contracts signed by joint ventures in which we have an ownership interest.

Our 12 month and total backlog increased $312,483 and $243,869, respectively, from December 31, 2011 balances. Historically, a substantial amount of our pipeline construction revenue in a given year has not been in our backlog at the beginning of that year.

The following table shows our backlog from continuing operations by operating segment and geographic location as of June 30, 2012 and December 31, 2011:

	June 30, 2012				December 31, 2011
	12 Month	Percent	Total	Percent	12 Month	Percent	Total	Percent
Oil & Gas	$564,062	47.9%	$716,756	29.7%	$383,653	44.4%	$517,597	23.9%
Utility T&D	452,988	38.5%	1,336,397	55.3%	382,569	44.2%	1,345,204	61.9%
Canada	160,557	13.6%	362,933	15.0%	98,902	11.4%	309,416	14.2%

Backlog	$1,177,607	100.0%	$2,416,086	100.0%	$865,124	100.0%	$2,172,217	100.0%

	June 30, 2012		December 31, 2011
	Total	Percent	Total	Percent
Total Backlog by Geographic Region
United States	$1,886,855	78.1%	$1,718,920	79.2%
Canada	362,933	15.0%	309,416	14.2%
Middle East/North Africa	160,060	6.6%	135,698	6.2%

Other International	6,238	0.3%	8,183	0.4%

Backlog	$2,416,086	100.0%	$2,172,217	100.0%

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

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

	Three Months Ended June 30,
	2012	2011	Change
Contract revenue
Oil & Gas	$291,406	$250,947	$40,459
Utility T&D	170,521	159,112	11,409
Canada	37,356	32,701	4,655
Eliminations	(89)	(86)	(3)

Total	499,194	442,674	56,520

General and administrative	34,212	29,521	4,691

Operating income (loss)
Oil & Gas	388	(1,624)	2,012
Utility T&D	8,376	6,556	1,820
Canada	(2,910)	3,305	(6,215)
Corporate	—	—	—

Total	5,854	8,237	(2,383)

Other income (expense)	(8,249)	(14,369)	6,120

Income (loss) from continuing operations before income taxes	(2,395)	(6,132)	3,737
Provision (benefit) for income taxes	1,273	(13,690)	14,963

Income (loss) from continuing operations	(3,668)	7,558	(11,226)
Income (loss) from discontinued operations net of provision (benefit) for income taxes	7,376	(9,708)	17,084

Net income (loss)	$3,708	(2,150)	$5,858

Consolidated Results

Contract Revenue

Contract revenue improved $56,520 with increased revenues across all three segments. The increase is primarily attributable to higher demand for professional services, expansion within our Regional Delivery business and increased work under our alliance agreement with Oncor.

General and Administrative Expenses

General and administrative expense increased $4,691 mainly from business growth. General and administrative expense as a percentage of revenue is 6.9 percent for the current quarter, a slight increase as compared to 6.7 percent for the second quarter of 2011. The expansion of our Regional Delivery business has driven general and administrative costs higher along with associated revenue increases. In addition, we incurred increased general and administrative costs in connection with the ongoing remediation of our material weakness in accounting for income taxes.

Operating Income

Operating income decreased $2,383 notwithstanding the fact that operating income in the second quarter of 2011 was affected by an $8,236 charge related to the TransCanada settlement. The second quarter 2012 decrease was driven primarily by delays on two projects, underperformance by a sub-contractor on another project and increased costs related to a lump sum capital project.

Other Income (Expense)

Other income (expense) improved $6,120 primarily due to a decrease in net interest expense of $3,322 and a decrease of $2,975 in debt extinguishment costs. The decrease in net interest expense mainly resulted from cumulative debt payments that reduced our Term Loan balance by $97,579 during the twelve months ending June 30, 2012. The decrease in debt extinguishment costs resulted from reduced debt extinguishments in the second quarter of 2012.

Provision (Benefit) for Income Taxes

Provision for income taxes increased $14,963 driven primarily by a mix of losses incurred in the second quarter of 2012 that could not be tax benefited, and the recognition of a $9,841 benefit related to the taxation of non-U.S. earnings in the second quarter of 2011 that did not recur in 2012. In addition, we have recorded a full valuation allowance against our U.S. net operating loss.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations, net of taxes increased $17,084 mostly attributable to a gain of $8,922 related to the sale of certain assets disposed of as part of the liquidation of our Canada cross-country pipeline business as well as the release of certain project contingencies that resulted from the wrap-up of a final Canada cross-country pipeline project. The prior year’s quarter was negatively impacted by legal costs of $3,895 associated with the WAPCo litigation that was settled in the first quarter of 2012 and operating losses.

Segment Results

Oil & Gas Segment

Contract revenue increased $40,459 driven predominantly by an increase in demand for our EPC services, as well as the expansion by our Regional Delivery business in the liquids-rich shale plays across the United States.

Operating income increased $2,012 over the second quarter of 2011. However, operating income in the prior period included the impact of an $8,236 non-cash charge related to the settlement of the facility construction project dispute with TransCanada. Operating income for the second quarter of 2012 was negatively impacted by an unanticipated delay on one project and underperformance by a sub-contractor on another project. We were unable to begin construction on a pipeline project due to a delay in our customer receiving the necessary permits. Additionally, our progress on a large pipeline project was impeded by a subcontractor’s low productivity due to greater than estimated rock excavation, which put the project in a loss position. The Professional Services businesses, primarily engineering, EPC and integrity services, continue to produce favorable financial results. Our Downstream Engineering business was profitable for the second consecutive quarter and our Upstream Engineering business continues to deliver strong operating performance on both engineering and EPC projects.

Utility T&D Segment

Contract revenue increased $11,409 mainly related to an increase of $28,489 for work performed under our alliance agreement with Oncor, which offset the $23,761 decrease in revenue in the Northeast due to the absence of large project work in the second quarter of 2012.

Operating income increased $1,820 driven primarily by positive operating income generated in the Texas distribution business and higher utilization of resources in our transmission and distribution business.

Canada Segment

Contract revenue increased $4,655 mainly due to increased Construction and Maintenance services in northern Alberta, together with spring cleanup work related to completion of a project services contract.

Operating income decreased by $6,215 to a loss of $2,910 primarily due to project losses on a Facilities and Tanks lump sum project and the delay associated with another project.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

	Six Months Ended June 30,
	2012	2011	Change
Contract revenue
Oil & Gas	$537,310	$417,019	$120,291
Utility T&D	309,834	279,656	30,178
Canada	71,325	69,957	1,368
Eliminations	(185)	(169)	(16)

Total	918,284	766,463	151,821
General and administrative	72,935	68,271	4,664
Operating income (loss)
Oil & Gas	1,234	(10,859)	12,093
Utility T&D	(31)	(5,683)	5,652
Canada	(5,961)	(1,829)	(4,132)
Corporate	—	6,000	(6,000)

Total	(4,758)	(12,371)	7,613

Other income (expense)	(18,664)	(29,390)	10,726
Income (loss) from continuing operations before income taxes	(23,422)	(41,761)	18,339
Provision (benefit) for income taxes	2,925	(12,158)	15,083

Income (loss) from continuing operations	(26,347)	(29,603)	3,256

Income (loss) from discontinued operations net of provision (benefit) for income taxes	9,675	(17,166)	26,841

Net income (loss)	$(16,672)	$(46,769)	$30,097

Consolidated Results

Contract Revenue

Contract revenue improved $151,821 with increased revenues across all three segments. The increase is primarily attributable to higher demand for professional services, expansion within our Regional Delivery business and increased work under our alliance agreement with Oncor.

General and Administrative Expenses

General and administrative expense increased $4,664 primarily from business growth. General and administrative expense as a percentage of contract revenue was 7.9 percent for the first six months of 2012, a decrease as compared to 8.9 percent for the first six months of 2011. The expansion within our Regional Delivery business has driven general and administrative costs higher along with associated revenue increases. In addition, we incurred increased general and administrative costs in connection with the ongoing remediation of our material weakness in accounting for income taxes.

Operating Loss

Operating loss improved $7,613, which is mainly attributable to a 2011 charge of $8,236 for the TransCanada settlement offset by an adjustment to fair value of $6,000 in our contingent earnout. The remaining increase was generated from current year project work. Oil & Gas increased due to improved results in our Professional Services businesses more than offsetting the loss recognized on a large pipeline project due to the underperformance by a sub-contractor. Utility T&D improved its operating performance primarily due to Oncor contract work. These improvements offset the increased operating loss in our Canada segment due to the recognition of losses on a lump sum project.

Other Income (Expense)

Other income (expense) improved $10,726 primarily due to a decrease in net interest expense of $10,288 and a decrease of $719 in debt extinguishment costs. The decrease in net interest expense mainly resulted from cumulative debt payments that reduced our Term Loan balance by $97,579 during the twelve months ending June 30, 2012. The decrease in debt extinguishment costs resulted from reduced debt extinguishments during the first six months of 2012.

Provision (Benefit) for Income Taxes

Provision for income taxes increased $15,083 driven primarily by losses incurred in the first six months of 2012 that could not be tax benefited, and losses incurred in the first six months of 2011 that were fully benefited. In addition, we have recorded a full valuation allowance against our U.S. net operating loss.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations, net of taxes increased $26,841 driven primarily from a gain of approximately $10,726 related to the sale of certain assets disposed of as part of the liquidation of our Canada cross-country pipeline business. In addition, we released certain project contingencies that resulted from the wrap-up of a final Canada cross-country pipeline project. The increase was further impacted by a reduction in legal costs of $1,642 associated with the WAPCo litigation that was settled in the first quarter of 2012 as well as the sale of InterCon Construction Inc. (“Intercon”) in the fourth quarter of 2011. Losses of $2,309 associated with Intercon in the first six months of 2011 did not recur in the first six months of 2012.

Segment Results

Oil & Gas Segment

Contract revenue increased $120,291 driven mainly by an increase in demand for our EPC services, as well as the expansion by our Regional Delivery business into unconventional resource production regions in the liquids-rich shale plays across the United States.

Operating income increased $12,093, although $8,236 of the increase was attributable to a non-cash charge related to the settlement of the facility construction project dispute with TransCanada in 2011. The remainder of the increase in operating income was predominantly attributable to improved operating results by our Professional Services businesses, primarily engineering, EPC and integrity services. During the second quarter of 2012, an unanticipated delay on one project and underperformance by a sub-contractor on another project negatively affected operating income by $9,875.

Utility T&D Segment

Contract revenue increased $30,178 driven primarily by work performed under our alliance agreement with Oncor, which increased $49,737 as compared to the same period in 2011, and more than replaced the reduction in large project work in the Northeast.

Operating loss decreased $5,652 to almost breakeven primarily due to our Southwest businesses’ improved performance which is attributable to services provided under the Oncor contract. This favorable result was largely offset by continued operating losses in the Northeast.

Canada Segment

Contract revenue increased $1,368 mainly due to additional construction and maintenance services performed in the Fort McMurray area. The increases in construction services work was partially offset by the delays in the start of new tanks construction projects, as well as the first quarter of 2011 completion of pump station and pump house module work that did not recur in the first quarter of 2012.

Operating loss increased $4,132 mainly due to the loss incurred on a pump station construction loss project and the previously referenced delay in starting the tank construction project.

Corporate

The change in fair value of the contingent earnout recorded during the first six months of 2011 was characterized as a Corporate change in estimate and is not allocated to the reporting segments. For additional information regarding the contingent earnout, see the discussion in Note 13 – Fair Value Measurements.

LIQUIDITY AND CAPITAL RESOURCES

Our financing objective is to maintain financial flexibility to meet the material, equipment and personnel needs to support our project and MSA commitments, and pursue our expansion and diversification objectives, while reducing debt.

The 2010 Credit Agreement consists of a four year, $300,000 Term Loan maturing on June 30, 2014 and a three year Revolving Credit Facility of $175,000 maturing on June 30, 2013. The proceeds from the Term Loan were used to pay part of the cash portion of the merger consideration payable in connection with our acquisition of InfrastruX Group, Inc. (“InfrastruX”).

On March 4, 2011, the 2010 Credit Agreement was amended to allow us to make certain dispositions of equipment, real estate and business units. In most cases, proceeds from these dispositions will be required to be used to pay-down existing debt under the 2010 Credit Agreement. Financial covenants and associated definitions, such as Consolidated EBITDA, were also amended to permit us to carry out our business plan and to clarify the treatment of certain items. Until our Maximum Total Leverage Ratio is 3.00 to 1.00 or less, we have agreed to limit our revolver borrowings to $25,000, with the exception of proceeds from revolving borrowings used to make payments on the 6.5% Senior Convertible Notes (the “6.5% Notes”) and the 2.75% Convertible Senior Notes. The amendment does not change the limit on obtaining letters of credit.

We are currently working with our lenders and other advisors to increase our liquidity and working capital. The primary goals are to extend the term of the Revolving Credit Facility, increase access to cash borrowings under the Revolving Credit Facility, and modify covenants to reflect changes in the business since the origination of the 2010 Credit Agreement.

Covenants

The 2010 Credit Agreement was further amended, effective March 29, 2012, to eliminate the minimum Net Tangible Worth covenant concurrent with the Settlement Agreement with WAPCo.

The table below sets forth the primary covenants in the 2010 Credit Agreement and the status with respect to these covenants as of June 30, 2012.

	Covenants Requirements	Actual Ratios at June 30, 2012
Maximum Total Leverage Ratio(1) (debt divided by Covenant EBITDA) should be less than:	3.50 to 1	3.14

Minimum Interest Coverage Ratio (Covenant EBITDA divided by interest expense as defined in the 2010 Credit Agreement) should be greater than:	2.75 to 1	3.25

(1)	The Maximum Total Leverage Ratio requirement decreases to 3.25 as of December 31, 2012.

The Maximum Total Leverage Ratio requirement decreased to 3.50 as of June 30, 2012 from 4.75 as of December 31, 2011. The Minimum Interest Coverage Ratio requirement increased to 2.75 as of June 30, 2012 from 2.00 as of December 31, 2011. Depending on our financial performance, we may be required to request amendments, or waivers for the primary covenants, dispose of assets, or obtain refinancing in future periods. There can be no assurance that we will be able to obtain amendments or waivers, complete asset sales, or negotiate agreeable refinancing terms should it become needed.

The 2010 Credit Agreement also includes customary affirmative and negative covenants, including:

•	Limitations on capital expenditures (greater of $70,000 or 25% of EBITDA).

•	Limitations on indebtedness.

•	Limitations on liens.

•	Limitations on certain asset sales and dispositions.

•	Limitations on certain acquisitions and asset purchases if certain liquidity levels are not maintained.

A default under the 2010 Credit Agreement may be triggered by events such as a failure to comply with financial covenants or other covenants under the 2010 Credit Agreement; a failure to make payments when due under the 2010 Credit Agreement; a failure to make payments when due in respect of, or a failure to perform obligations relating to, debt obligations in excess of $15,000; a change of control of the Company; and certain insolvency proceedings. A default under the 2010 Credit Agreement would permit Crédit Agricole and the other lenders to terminate their commitment to make cash advances or issue letters of credit, require the immediate repayment of any outstanding cash advances with interest and require the cash collateralization of outstanding letter of credit obligations. As of June 30, 2012, we were in compliance with all covenants under the 2010 Credit Agreement.

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

On September 16, 2011, following receipt of the requisite consents of the holders of our 6.5% Notes, the 6.5% Notes Indenture was amended, in part, to change the Maximum Total Leverage Ratio to 5.50 to 1.00 during the fiscal quarter ending March 31, 2012, 3.75 to 1.00 during the fiscal quarter ending June 30, 2012 and 3.50 to 1.00 during the fiscal quarters ending September 30, 2012 and December 31, 2012. The amendment to the Indenture is a debt incurrence test and the calculation of the Maximum Total Leverage Ratio mirrors the calculation in the 2010 Credit Agreement. As of June 30, 2012, we were in compliance with the debt incurrence test under the Indenture. The Indenture was also amended to conform the definition of Consolidated EBITDA in the Indenture to the definition of Consolidated EBITDA in the 2010 Credit Agreement. We believe that these amendments enhanced our financial flexibility by enabling us to borrow up to the $25,000 under the Revolving Credit Facility. Depending on our financial performance, we may be required to request amendments, or waivers for the debt incurrence covenant under the 6.5% Notes Indenture, dispose of assets, or obtain refinancing in future periods. There can be no assurance that we will be able to obtain amendments or waivers, complete asset sales, or negotiate agreeable refinancing terms should it become needed.

Cash Balances

As of June 30, 2012, we had cash and cash equivalents of $38,481. During the second quarter, our cash balance decreased by $10,458. Our cash and cash equivalent balances held in the United States and foreign countries were $22,049 and $16,432, respectively. In 2011, we discontinued our strategy of reinvesting non-U.S. earnings in foreign operations.

As of June 30, 2012, we had $59,357 in outstanding borrowings and $48,213 in letters of credit outstanding under our Revolving Credit Facility. The Revolving Credit Facility has total capacity of $175,000 with a $150,000 sublimit for cash advances. As of June 30, 2012, we are able to borrow up to $25,000 under the Revolving Credit Facility. If we achieve a Maximum Total Leverage ratio covenant of 3.00 to 1.00 or less for any quarter, we may subsequently borrow up to $67,430 (assuming a comparable level of letters of credit) under the Revolving Credit Facility, provided that the pro-forma Maximum Total Leverage Ratio, including the additional borrowing, does not exceed 3.00 to 1.00.

Our working capital position for continuing operations decreased $102,608 to $69,844 at June 30, 2012 from $172,452 at December 31, 2011, primarily attributed to $46,700 in payments against our Term Loan for the first six months of 2012 and the reclassification of our outstanding revolver borrowings of $59,357 to a current liability due on June 30, 2013. Significantly reducing our Term Loan balance has resulted in lower cash balances. In order to compensate, we have placed additional emphasis in achieving a cash neutral position by balancing our receivable collections with our vendor payments. Occasionally, vendor payments have been delayed when clients delayed payments or we were delayed in reaching project payment milestones. In order to further improve our liquidity, we are currently minimizing our capital expenditures and taking steps to improve our cash flow from operations.

Accounts payable have increased during the second quarter due to increased levels of business activity. With peak annual activity levels during the second and third quarter, we expect that liquidity will improve as collections from customers increase over the remainder of the year. Additional cash liquidity is expected to result from the financing discussions referred to above.

On March 29, 2012, we entered into a Settlement Agreement with WAPCo to settle the WAGP project litigation. The Settlement Agreement provides that we will make payments to WAPCo over a period of six years totaling $55,500. We timely made the $4,000 payments that became due on March 31, and June 30, 2012 and payments of $4,000 and $2,000 will be made in the third quarter of 2012 and fourth quarter of 2012, respectively.

The Settlement Agreement also provides that the payments due in the years 2015, 2016 and 2017 may be accelerated and become payable in whole or in part within 21 days after filing our third quarter results in 2014 in the event we achieve a leverage ratio of debt to EBITDA of 2.25 to 1.00 or less or certain other acceleration metrics. In the event the acceleration metrics applied during 2014 do not result in payment of the entire outstanding sum, the acceleration metrics are applied again in each subsequent year and may result in the acceleration of all or some of the remaining payments in each of those years. For additional information regarding the Settlement Agreement, see the discussion in Note 14 – Discontinuance of Operations, Held for Sale Operations and Asset Disposals.

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

Cash flows provided by (used in) continuing operations by type of activity were as follows for the six months ended June 30, 2012 and 2011:

	2012	2011	Increase (Decrease)
Operating activities	$29,897	$42,917	$(13,020)
Investing activities	2,346	18,380	(16,034)
Financing activities	(60,751)	(90,302)	29,551
Effect of exchange rate changes	(1,706)	1,691	(3,397)

Cash used in all continuing activities	$(30,214)	$(27,314)	$(2,900)

Operating Activities

Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of collection of receivables and the settlement of payables and other obligations. Working capital needs are generally higher during the summer and fall months when the majority of our capital-intensive projects are executed. Conversely, working capital assets are typically converted to cash during the late fall and winter months. Operating activities from continuing operations provided net cash of $29,897 during the six months ended June 30, 2012 as compared to $42,917 used during the same period of 2011. The $13,020 decrease in cash flow provided by operating activities is primarily a result of the following:

•	A decrease in cash flow provided by accounts receivable of $61,000 attributed to the TransCanada settlement in the second quarter of 2011 that did not recur in 2012;

•	A decrease in cash flow provided by contracts in progress of $21,937 attributed to changes in business activity.

This was partially offset by:

•	An increase in cash flow provided by accounts receivable of $42,884 attributed to changes in business activity;

•	An increase in cash flow provided by accounts payable of $12,705 related to the timing of cash disbursements during the period; and

•	An increase in cash flow provided by continuing operations of $14,959, net of non-cash effects.

Investing Activities

Investing activities provided net cash of $2,346 during the six months ended June 30, 2012 as compared to $18,380 during the same period in 2011. The $16,034 decrease in cash flow provided by investing activities is primarily the result of a working capital settlement that provided cash of $9,402 in the first quarter of 2011 related to the acquisition of InfrastruX, as well as a decrease of proceeds from sales of property, plant and equipment of $5,459 during the first six months of 2012 as compared to the same period in 2011.

Financing Activities

Financing activities used net cash of $60,751 during the six months ended June 30, 2012 as compared to $90,302 used during the same period of 2011. The $29,551 decrease in cash flow used in financing activities is primarily a result of the following:

•	A $25,800 decrease in payments made against our Term Loan during the six months ended June 30, 2012;

•	A $5,715 decrease in payments on capital lease obligations during the first six months of 2012 as compared to the same period in 2011; and

•	A $4,953 decrease in costs incurred in connection with the 2010 Credit Agreement in 2011.

This was partially offset by:

•	A $7,112 increase in payments made against other notes payable.

Discontinued Operations

Cash flows used in operating activities decreased $1,761 in the first six months of 2012 as compared to the same period in 2011. This was primarily a result of the cash flow used by Intercon operations during the first six months of 2011 before it was subsequently sold in October 2011.

Cash flows provided by investing activities increased $14,268 during the first six months of 2012 as a result of a gain in connection with the sale of various assets related to our Canadian cross-country pipeline business.

Interest Rate Risk

Interest Rate Swaps

We are subject to hedging arrangements to fix or otherwise limit the interest cost of the Term Loan and the Revolving Credit Facility. We are subject to interest rate risk on our debt and investment of cash and cash equivalents arising in the normal course of business, as we do not engage in speculative trading strategies.

We currently have two interest rate swap agreements outstanding for a total notional amount of $150,000 in order to hedge changes in our variable rate interest expense on $150,000 of our Term Loan and Revolving Credit Facility LIBOR indexed debt. Under each swap agreement, we receive interest at a rate based on the maximum of either three-month LIBOR or 2% and pay interest at a fixed rate of 2.685%, effective March 28, 2012 through June 30, 2014. The swap agreements are designated and qualify as cash flow hedging instruments, with the effective portion of the swaps’ change in fair value recorded in Other Comprehensive Income (“OCI”). The interest rate swaps are deemed to be highly effective hedges, and resulted in no gain or loss recorded for hedge ineffectiveness in the Condensed Consolidated Statements of Operations. Amounts in OCI are reported in interest expense when the hedged interest payments on the underlying debt are recognized. The fair value of each swap agreement was determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates. Amounts of OCI relating to the interest rate swaps expected to be recognized in interest expense in the coming 12 months total $982.

Interest Rate Caps

In September 2010, we entered into two interest rate cap agreements for notional amounts of $75,000 each in order to limit our exposure to an increase of the interest rate above 3.00 percent, effective September 28, 2010 through March 28, 2012. Total premiums of $98 were paid for the interest rate cap agreements. Through June 1, 2011, the cap agreements were designated and qualified as cash flow hedging instruments, with the effective portion of the caps’ change in fair value recorded in OCI. Amounts in OCI and the premiums paid for the caps were reported in interest expense as the hedged interest payments on the underlying debt were recognized during the period when the caps were designated as cash flow hedges. Through June 1, 2011, the interest rate caps were deemed to be highly effective, resulting in an immaterial amount of hedge ineffectiveness recorded. On June 1, 2011, the caps were de-designated due to the interest rate being fixed on the underlying debt through the remaining term of the caps; changes in the value of the caps subsequent to that date were reported in earnings. The amount reported in earnings for the undesignated interest rate caps for the three and six months ended June 30, 2012 and 2011 is immaterial. The fair value of the interest rate cap agreements was determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates.

Capital Requirements

We believe that our financial results combined with our current liquidity and financial management will ensure sufficient cash to meet our capital requirements for continuing operations. As such, we are focused on the following significant capital requirements:

•	Providing working capital for projects in process and those scheduled to begin in the second half of 2012; or

•	Funding our 2012 capital budget of approximately $28,400 of which $20,092 remained unspent as of June 30, 2012.

We believe that we will be able to support our ongoing working capital needs through our cash on hand and operating cash flows.

Contractual Obligations

During the six months ended June 30, 2012, we made payments of $46,700 against our Term Loan, which resulted in the recognition of a $3,405 loss on early extinguishment of debt. These losses represent the write-off of unamortized Original Issue Discount and financing costs inclusive of early payment fees. Such losses are recorded in the line item “Loss on early extinguishment of debt” for the six months ended June 30, 2012.

Other commercial commitments, as detailed in our Current Report on Form 8-K dated June 29, 2012, filed June 29, 2012, did not materially change except for payments made in the normal course of business.

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

•

the consequences we may encounter if we violate the Foreign Corrupt Practices Act (the “FCPA”) or other anti-corruption laws in view of the 2008 final settlements with the DOJ and the Securities and Exchange Commission (“SEC”) in which we admitted prior FCPA violations, including the imposition of civil or criminal fines, penalties, enhanced monitoring arrangements, or other sanctions that might be imposed;

•

the commencement by foreign governmental authorities of investigations into the actions of our current and former employees, and the determination that such actions constituted violations of foreign law;

•	the consequences we may encounter if we are unable to make payments required of us pursuant to our settlement agreement of the West African Gas Pipeline Company Limited lawsuit;

•	the dishonesty of employees and/or other representatives or their refusal to abide by applicable laws and our established policies and rules;

•	adverse weather conditions not anticipated in bids and estimates;

•	project cost overruns, unforeseen schedule delays, poor performance by our subcontractors and the application of liquidated damages;

•

the occurrence during the course of our operations of accidents and injuries to our personnel, as well as to third parties, that negatively affect our safety record, which is a factor used by many clients to pre-qualify and otherwise award work to contractors in our industry;

•	cancellation of projects, in whole or in part, for any reason;

•	failing to realize cost recoveries on claims or change orders from projects completed or in progress within a reasonable period after completion of the relevant project;

•	political or social circumstances impeding the progress of our work and increasing the cost of performance;

•	inability to obtain and maintain legal registration status in one or more foreign countries in which we are seeking to do business;

•	failure to obtain the timely award of one or more projects;

•	failure of our processes and procedures to identify contractual and execution risks in new work opportunities;

•	inability to hire and retain sufficient skilled labor to execute our current work, our work in backlog and future work we have not yet been awarded;

•	inability to execute cost-reimbursable projects within the target cost, thus eroding contract margin and, potentially, contract income on any such project;

•	inability to obtain sufficient surety bonds or letters of credit;

•	inability to obtain adequate financing;

•	loss of the services of key management personnel;

•	the demand for energy moderating or diminishing;

•	downturns in general economic, market or business conditions in our target markets;

•	changes in and interpretation of U.S. and foreign tax laws that impact our worldwide provision for income taxes and effective income tax rate;

•	changes in applicable laws or regulations, or changed interpretations thereof, including climate change regulation;

•	changes in the scope of our expected insurance coverage;

•	inability to manage insurable risk at an affordable cost;

•	enforceable claims for which we are not fully insured;

•	incurrence of insurable claims in excess of our insurance coverage;

•	the occurrence of the risk factors listed elsewhere in this Form 10-Q or described in our periodic filings with the SEC; and

•	other factors, most of which are beyond our control.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk is our exposure to changes in non-U.S. (primarily Canada) currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expense in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expense in the same currency; we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at June 30, 2012 and 2011.

The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the Condensed Consolidated Balance Sheets approximate fair value at June 30, 2012 due to the generally short maturities of these items. At June 30, 2012, we invested primarily in short-term dollar denominated bank deposits. We have the ability and expect to hold our investments to maturity.

Under the 2010 Credit Agreement, we are subject to hedging arrangements to fix or otherwise limit the interest cost of the Term Loan and the Revolving Credit Facility. We currently have two interest rate swap agreements outstanding for a total notional amount of $150,000 in order to hedge changes in our variable rate interest expense on $150,000 of our Term Loan and Revolving Credit Facility LIBOR indexed debt. Under each swap agreement, we receive interest at a rate based on the maximum of either three-month LIBOR or 2% and pay interest at a fixed rate of 2.685%, effective March 28, 2012 through June 30, 2014. Each swap agreement is designated and qualifies as a cash flow hedging instrument and is deemed a highly effective hedge. The fair value of the swap agreements was $1,930 at June 30, 2012 and was based on using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates. A 100 basis point increase in interest rates would increase the fair value of the swaps by $568. Conversely, a 100 basis point decrease in interest rates (subject to minimum rates of zero) would decrease the fair value of the swaps by $35.

We also entered into two interest rate cap agreements for notional amounts of $75,000 each in order to limit exposure to an increase of the interest rate above 3 percent, effective September 28, 2010 through March 28, 2012. Through June 1, 2011, the cap agreements were designated and qualified as cash flow hedging instruments and were deemed to be highly effective hedges. On June 1, 2011, the caps were de-designated due the interest rate being fixed on the underlying debt through the remaining term of the caps; changes in the value of the caps subsequent to that date were reported in earnings. The amount reported in earnings for the undesignated interest rate caps for the three and six months ended June  30, 2012 and 2011 is immaterial. The fair value of the interest rate cap agreements was $0.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

As of June 30, 2012, we have carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2012 due to the material weakness in internal control over financial reporting, as described below.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2012.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see the discussion under the caption “Nigeria Assets and Nigeria-Based Operations – Litigation and Settlement” in Note 14 – Discontinuance of Operations, Held for Sale Operations and Asset Disposals of our “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Form 10-Q, which information from Note 14 is incorporated by reference herein.

Item 1A. Risk Factors

There have been no material changes to the risk factors involving us from those previously disclosed in Item 1A of Part I included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, except for changes to our goodwill risk factor which was updated and filed with our Current Report on Form 8-K dated June 29, 2012, filed June 29, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of our common stock by us during the quarter ended June 30, 2012:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2012 – April 30, 2012	—	$—	—	—
May 1, 2012 – May 31, 2012	5,995	5.26	—	—
June 1, 2012 – June 30, 2012	1,341	6.30	—	—

Total	7,336	$5.45	—	—

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

10.1	Amendment Number 4 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated March 22, 2012 (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated April 20, 2012).

10.2	Amendment Number 5 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated May 14, 2012 (filed as Exhibit 99 to our current report on Form 8-K dated May 14, 2012, filed May 14, 2012).

10.3	Amendment Number 1 to Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan dated March 22, 2012 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 20, 2012).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLBROS GROUP, INC.

Date: August 7, 2012	By:	/s/ Van A. Welch

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

Exhibit Number	Description

10.1	Amendment Number 4 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated March 22, 2012 (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated April 20, 2012).

10.2	Amendment Number 5 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated May 14, 2012 (filed as Exhibit 99 to our current report on Form 8-K dated May 14, 2012, filed May 14, 2012).

10.3	Amendment Number 1 to Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan dated March 22, 2012 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 20, 2012).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.