Form 10-Q
period 2012-09-30
Willbros Group, Inc.\NEW\
filed 2012-11-09
CIK 1449732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of the registrant’s Common Stock, $.05 par value, outstanding as of November 2, 2012 was 49,097,011.

WILLBROS GROUP, INC.

FORM 10-Q

FOR QUARTER ENDED SEPTEMBER 30, 2012

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$15,908	$58,686
Accounts receivable, net	437,045	301,515
Contract cost and recognized income not yet billed	105,288	37,090
Prepaid expenses and other assets	46,895	43,129
Parts and supplies inventories	11,395	11,893
Deferred income taxes	3,162	1,845
Assets held for sale	—	32,758

Total current assets	619,693	486,916
Property, plant and equipment, net	150,631	166,475
Goodwill	8,067	8,067
Other intangible assets, net	168,397	179,916
Other assets	28,399	20,397

Total assets	$975,187	$861,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$368,970	$221,557
Contract billings in excess of cost and recognized income	31,764	18,000
Current portion of capital lease obligations	1,819	2,818
Notes payable and current portion of long-term debt	45,265	31,623
Current portion of settlement obligation of discontinued operations	4,500	14,000
Accrued income taxes	8,040	4,983
Liabilities held for sale	—	13,990
Other current liabilities	5,082	7,475

Total current liabilities	465,440	314,446
Long-term debt	207,569	230,707
Capital lease obligations	2,552	3,646
Long-term portion of settlement obligation of discontinued operations	39,000	41,500
Long-term liabilities for unrecognized tax benefits	4,518	4,030
Deferred income taxes	2,561	2,994
Other long-term liabilities	34,641	32,870

Total liabilities	756,281	630,193
Contingencies and commitments (Note 12)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 70,000,000 shares authorized and 50,055,153 shares issued at September 30, 2012 (49,423,152 at December 31, 2011)	2,502	2,471
Capital in excess of par value	685,831	680,289
Accumulated deficit	(472,722)	(455,840)
Treasury stock at cost, 964,094 shares at September 30, 2012 (829,526 at December 31, 2011)	(11,370)	(10,839)
Accumulated other comprehensive income	13,709	14,570

Total Willbros Group, Inc. stockholders’ equity	217,950	230,651
Noncontrolling interest	956	927

Total stockholders’ equity	218,906	231,578

Total liabilities and stockholders’ equity	$975,187	$861,771

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Contract revenue	$588,921	$444,036	$1,507,205	$1,210,499

Operating expenses:
Contract	538,394	395,786	1,380,633	1,096,192
Amortization of intangibles	3,913	3,918	11,645	11,752
General and administrative	39,099	31,152	112,034	99,423
Settlement of project dispute	—	—	—	8,236
Goodwill impairment	—	143,543	—	143,543
Changes in fair value of contingent earnout	—	(4,000)	—	(10,000)
Other charges	33	—	169	87

	581,439	570,399	1,504,481	1,349,233

Operating income (loss)	7,482	(126,363)	2,724	(138,734)

Other income (expense):
Interest expense, net	(6,482)	(11,029)	(21,500)	(36,275)
Loss on early extinguishment of debt	—	—	(3,405)	(4,124)
Other, net	(42)	(264)	(283)	(284)

	(6,524)	(11,293)	(25,188)	(40,683)

Income (loss) from continuing operations before income taxes	958	(137,656)	(22,464)	(179,417)
Provision (benefit) for income taxes	1,012	(16,369)	3,937	(28,527)

Loss from continuing operations	(54)	(121,287)	(26,401)	(150,890)
Income (loss) from discontinued operations net of provision (benefit) for income taxes	789	(10,716)	10,464	(27,882)

Net income (loss)	735	(132,003)	(15,937)	(178,772)
Less: Income attributable to noncontrolling interest	(273)	(296)	(945)	(878)

Net income (loss) attributable to Willbros Group, Inc.	$462	$(132,299)	$(16,882)	$(179,650)

Reconciliation of net income (loss) attributable to Willbros Group, Inc.
Loss from continuing operations	$(327)	$(121,583)	$(27,346)	$(151,768)
Income (loss) from discontinued operations	789	(10,716)	10,464	(27,882)

Net income (loss) attributable to Willbros Group, Inc.	$462	$(132,299)	$(16,882)	$(179,650)

Basic income (loss) per share attributable to Company shareholders:
Loss from continuing operations	$(0.01)	$(2.56)	$(0.57)	$(3.20)

Income (loss) from discontinued operations	0.02	(0.23)	0.22	(0.59)

Net income (loss)	$0.01	$(2.79)	$(0.35)	$(3.79)

Diluted income (loss) per share attributable to Company shareholders:
Loss from continuing operations	$(0.01)	$(2.56)	$(0.57)	$(3.20)

Income (loss) from discontinued operations	0.02	(0.23)	0.22	(0.59)

Net income (loss)	$0.01	$(2.79)	$(0.35)	$(3.79)

Weighted average number of common shares outstanding:
Basic	48,119,758	47,533,967	47,965,380	47,429,059

Diluted	48,119,758	47,533,967	47,965,380	47,429,059

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$735	$(132,003)	$(15,937)	$(178,772)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	423	(5,726)	(1,093)	(2,617)
Changes in derivative financial instruments	198	(731)	232	(1,850)

Total other comprehensive income (loss), net of tax	621	(6,457)	(861)	(4,467)

Total comprehensive income (loss)	1,356	(138,460)	(16,798)	(183,239)
Less: Comprehensive income attributable to noncontrolling interest	(273)	(296)	(945)	(878)

Total comprehensive income (loss) attributable to Willbros Group, Inc.	$1,083	$(138,756)	$(17,743)	$(184,117)

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(15,937)	$(178,772)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	(10,464)	27,882
Depreciation and amortization	37,838	46,565
Loss on early extinguishment of debt	3,405	4,124
Goodwill impairment	—	143,543
Changes in fair value of contingent earnout liability	—	(10,000)
Stock-based compensation	5,773	7,103
Amortization of debt issuance cost	3,218	6,169
Non-cash interest expense	1,649	5,899
Deferred income tax benefit	(1,710)	(37,200)
Settlement of project dispute	—	8,236
Provision for bad debts	712	766
Other non-cash	(3,627)	(4,882)
Changes in operating assets and liabilities:
Accounts receivable, net	(134,829)	(44,228)
Payments on government fines	—	(6,575)
Contract cost and recognized income not yet billed	(67,998)	(11,814)
Prepaid expenses and other assets	12,367	18,702
Accounts payable and accrued liabilities	147,543	60,930
Accrued income taxes	3,027	1,099
Contract billings in excess of cost and recognized income	13,703	6,168
Other assets and liabilities	(9,480)	(3,915)

Cash provided by (used in) operating activities of continuing operations	(14,810)	39,800
Cash used in operating activities of discontinued operations	(13,910)	(31,535)

Cash provided by (used in) operating activities	(28,720)	8,265
Cash flows from investing activities:
Proceeds from working capital settlement	—	9,402
Proceeds from sales of property, plant and equipment	11,585	32,407
Purchase of property, plant and equipment	(11,015)	(9,241)

Cash provided by investing activities of continuing operations	570	32,568
Cash provided by investing activities of discontinued operations	15,103	8,316

Cash provided by investing activities	15,673	40,884
Cash flows from financing activities:
Proceeds from revolver and notes payable	57,000	59,357
Payments on capital leases	(2,093)	(8,204)
Payment of revolver and notes payable	(39,140)	(65,725)
Payments on term loan	(46,700)	(94,679)
Payments to reacquire common stock	(531)	(754)
Costs of debt issues	—	(4,935)
Dividend distribution to noncontrolling interest	(916)	(848)

Cash used in financing activities of continuing operations	(32,380)	(115,788)
Cash used in financing activities of discontinued operations	—	(5)

Cash used in financing activities	(32,380)	(115,793)
Effect of exchange rate changes on cash and cash equivalents	(2,110)	(253)

Net decrease in cash and cash equivalents	(47,537)	(66,897)
Cash and cash equivalents of continuing operations at beginning of period	58,686	134,305
Cash and cash equivalents of discontinued operations at beginning of period	4,759	6,796

Cash and cash equivalents at beginning of period	63,445	141,101
Cash and cash equivalents at end of period	15,908	74,204
Less: cash and cash equivalents of discontinued operations at end of period	—	(5,604)

Cash and cash equivalents of continuing operations at end of period	$15,908	$68,600

Supplemental disclosures of cash flow information:
Cash paid for interest (including discontinued operations)	$15,453	$23,955
Income tax refunds, net of payments of $3,719 and $4,249 (including discontinued operations)	$13,443	$1,922
Supplemental non-cash investing and financing transactions:
Prepaid insurance obtained by note payable	$15,953	$6,829

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

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2011, which has been derived from audited consolidated financial statements, and the Condensed Consolidated Financial Statements as of September 30, 2012 and 2011, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. However, the Company believes the presentations and disclosures herein are adequate to make the information not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s December 31, 2011 audited Consolidated Financial Statements and notes thereto contained in the Company’s Current Report on Form 8-K dated June 29, 2012, filed June 29, 2012.

In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments necessary to fairly state the financial position as of September 30, 2012, and the results of operations and cash flows of the Company for all interim periods presented. The results of operations and cash flows for the nine months ended September 30, 2012 are not necessarily indicative of the operating results and cash flows to be achieved for the full year.

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

Out-of-Period Adjustments – The Company recorded out-of-period adjustments during the nine months ended September 30, 2012 to correct errors to eliminate Cumulative Translation Adjustment balances that stemmed from the dissolution and liquidation of foreign currency based subsidiaries in jurisdictions where the Company no longer conducts business. The net impact of these adjustments for the nine months ended September 30, 2012, was an increase to the Company’s income from discontinued operations and a decrease to net loss in the amount of $2,805. The adjustments did not have any impact on the Company’s pre-tax loss or loss from continuing operations for the nine months ended September 30, 2012. The Company does not believe these adjustments are material, individually or in the aggregate, to its Condensed Consolidated Financial Statements for the nine months ended September 30, 2012 after considering its expected 2012 annual financial results, nor does it believe such items are material to any of its previously issued annual or quarterly financial statements.

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

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

3.	Contracts in Progress (continued)

Contract cost and recognized income not yet billed and related amounts billed as of September 30, 2012 and December 31, 2011 was as follows:

	September 30,	December 31,
	2012	2011
Cost incurred on contracts in progress	$786,840	$690,196
Recognized income	116,283	94,345

	903,123	784,541
Progress billings and advance payments	(829,599)	(765,451)

	$73,524	$19,090

Contract cost and recognized income not yet billed	$105,288	$37,090
Contract billings in excess of cost and recognized income	(31,764)	(18,000)

	$73,524	$19,090

Contract cost and recognized income not yet billed includes $3,920 and $1,367 at September 30, 2012 and December 31, 2011, respectively, on completed contracts.

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts will be due upon completion of the contracts and acceptance by the customer. Based on the Company’s experience with similar contracts in recent years, the majority of the retention balances at each balance sheet date will be collected within the next twelve months. Retainage balances at September 30, 2012 and December 31, 2011, were approximately $32,647 and $22,328, respectively, and are included in accounts receivable.

4.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2012, by business segment, are detailed below:

Utility T&D	Goodwill	Impairment Reserves	Total, Net
Balance as of July 1, 2010	$168,919	$—	$168,919
Purchase price adjustments	446	—	446

Balance as of December 31, 2010	$169,365	$—	$169,365
Purchase price adjustments	(9,402)	—	(9,402)
Reorganization of reporting structure	(8,353)	—	(8,353)
Impairment losses	—	(143,543)	(143,543)

Balance as of December 31, 2011	$151,610	$(143,543)	$8,067
Impairment losses	—	—	—

Balance as of September 30, 2012	$151,610	$(143,543)	$8,067

The changes in the carrying amounts of intangible assets for the nine months ended September 30, 2012 are detailed below:

	Customer Relationships	Trademark / Tradename	Non-compete Agreements	Technology	Total
Balance as of December 31, 2011	$162,707	$11,984	$550	$4,675	$179,916
Amortization	(10,010)	(1,054)	(166)	(415)	(11,645)
Other	—	126	—	—	126

Balance as of September 30, 2012	$152,697	$11,056	$384	$4,260	$168,397

Weighted Average Remaining Amortization Period	11.6 years	7.6 years	1.8 years	7.8 years

Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 15 years.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

4.	Goodwill and Other Intangible Assets (continued)

Estimated amortization expense for the remainder of 2012 and each of the subsequent five years and thereafter is as follows:

Fiscal year:
Remainder of 2012	$3,910
2013	15,638
2014	15,528
2015	15,418
2016	15,418
2017	15,418
Thereafter	87,067

Total amortization	$168,397

5.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of September 30, 2012 and December 31, 2011 were as follows:

	September 30,	December 31,
	2012	2011
Trade accounts payable	$188,065	$94,331
Accrued contract costs and related liabilities	62,753	36,409
Payroll and payroll liabilities	61,321	40,294
Accrued self-insured claims	29,500	25,786
Other accrued liabilities	27,331	24,737

Total accounts payable and accrued liabilities	$368,970	$221,557

6.	Long Term Debt

Long term debt as of September 30, 2012 and December 31, 2011 was as follows:

	September 30, 2012	December 31, 2011
Term Loan, net of unamortized discount of $3,821 and $7,138	$125,350	$168,733
Borrowings under Revolving Credit Facility	84,357	59,357
6.5% Senior Convertible Notes	32,050	32,050
Capital lease obligations	4,371	6,464
Other obligations	11,077	2,190

Total debt	257,205	268,794
Less: current portion	(47,084)	(34,441)

Long-term debt, net	$210,121	$234,353

Amended and Restated Credit Agreement

Pursuant to an Amendment and Restatement Agreement dated as of November 8, 2012, the Company’s credit agreement dated as of June 30, 2010, (the “2010 Credit Agreement”) was amended and restated in its entirety (the “Amended and Restated Credit Agreement”). The 2010 Credit Agreement consisted of a four-year, $300,000 term loan facility (the “Term Loan Facility”) maturing on June 30, 2014 and a three-year revolving credit facility of $175,000 maturing on June 30, 2013 (the “Revolving Credit Facility”).

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

6.	Long Term Debt (continued)

Under the Amended and Restated Credit Agreement, certain existing lenders under the Revolving Credit Facility, holding an aggregate amount of commitments equal to $115,000, agreed that the maturity applicable to such commitments would be extended one year, to June 30, 2014.

The Amended and Restated Credit Agreement provides for additional term loans in an amount equal to $60,000, which will be pari passu in right of payment with, and secured on a pari passu basis with the Company’s existing Term Loan outstanding under the 2010 Credit Agreement. The additional term loans were drawn in full on the effective date of the Amended and Restated Credit Agreement. The additional term loans were issued at a discount such that the funded portion was equal to 97 percent of the principal amount of additional term loans. The additional term loans will mature on June 30, 2014, the same maturity date as the Company’s existing Term Loan under the 2010 Credit Agreement.

Under the 2010 Credit Agreement, the Revolving Credit Facility was available for letters of credit and for revolving loans, which could be used for working capital and general corporate purposes. 100 percent of the Revolving Credit Facility could be used to obtain letters of credit and revolving loans had a sublimit of $150,000. On March 4, 2011, as part of an amendment to the 2010 Credit Agreement, the Company agreed to limit its revolver borrowings to $25,000, with the exception of proceeds from revolving borrowings used to make any payments in respect of both the 2.75% Convertible Senior Notes (the “2.75% Notes”) and the 6.5% Senior Convertible Notes (the “6.5% Notes”), until its Maximum Total Leverage Ratio is 3.00 to 1.00 or less. As permitted under this amendment, the Company borrowed $25,000 against the Revolving Credit Facility in the third quarter of 2012.

The Amended and Restated Credit Agreement effectively modifies the sublimit described above by including a sublimit for any new borrowings under the Revolving Credit Facility after the effective date of the Amended and Restated Credit Agreement. This sublimit for new borrowings will range from $0 to $50,000 as determined by reference to a formula, which will permit new revolver borrowings only if the Company first makes voluntary prepayments and/or mandatory repayments or prepayments of revolver borrowings from the net proceeds of asset sales, equity issuances or other sources. This new sublimit will not apply to new borrowings under the Revolving Credit Facility which are used to make payments of amounts due or outstanding in respect of the 6.5% Notes. However, if on or after March 31, 2013, the Company has received net proceeds from asset sales or equity issuances equal to or exceeding $90,000, the sublimit for borrowings will be $50,000 with an increase to $75,000 after the close of any fiscal quarter in which its Maximum Total Leverage Ratio is 2.25 to 1.00 or less, in each case, including any borrowings under the Revolving Credit Facility used to make payments of amounts due or outstanding in respect of the 6.5% Notes.

Interest payable under the 2010 Credit Agreement was determined by the loan type. As of September 30, 2012, the interest rates on the Term Loan Facility and Revolving Credit Facility (both Eurocurrency rate loans) were 9.5% and 4.2%, respectively. Interest payments on Eurocurrency rate loans were payable in arrears on the last day of such interest period, and, in the case of interest periods of greater than three months, on each business day which occurs at three month intervals from the first day of such interest period. Interest payments on base rate loans are payable quarterly in arrears on the last business day of each calendar quarter. The applicable margins for revolving loans under the Amended and Restated Credit Agreement remains unchanged through June 30, 2013. However, beginning on July 1, 2013 and continuing through the June 30, 2014 extended maturity date, the applicable margin on revolving Eurocurrency rate loans increases to 7.5%, and the applicable margin on revolving base rate loans increases to 6.5%, in each case irrespective of the then current Maximum Total Leverage Ratio.

Under the Amended and Restated Credit Agreement, mandatory prepayments in respect of asset dispositions, events of loss and equity issuances may be applied at the option of the borrower to revolving loans, outstanding term loans, or any combination thereof, without any reduction in the commitments under the Revolving Credit Facility.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

6.	Long Term Debt (continued)

The table below sets forth the primary covenants in the Amended and Restated Credit Agreement, which have been modified from the 2010 Credit Agreement and the calculation with respect to these covenants at September 30, 2012:

	Covenants Requirements	Actual Ratios at September 30, 2012
Maximum Total Leverage Ratio(1) (debt divided by Covenant EBITDA) should be equal to or less than:	5.50 to 1	4.20
Minimum Interest Coverage Ratio(2) (Covenant EBITDA divided by interest expense as defined in the Amended and Restated Credit Agreement) should be equal to or exceed:	2.25 to 1	2.90

(1)	The Maximum Total Leverage Ratio decreases to 4.00 as of December 31, 2012, 3.25 as of March 31, 2013, 3.00 as of June 30, 2013 and 2.75 as of September 30, 2013.
(2)	The Minimum Interest Coverage Ratio increases to 2.75 as of December 31, 2012 and 3.00 as of December 31, 2013.

Depending on its financial performance, the Company may be required to request additional amendments, or waivers for the primary covenants, dispose of assets, or obtain refinancing in future periods. There can be no assurance that the Company will be able to obtain additional amendments or waivers, complete asset sales, or negotiate agreeable refinancing terms should it become needed.

The Amended and Restated Credit Agreement also includes customary affirmative and negative covenants, including:

•	Limitations on capital expenditures (greater of $70,000 or 25% of EBITDA).

•	Limitations on indebtedness.

•	Limitations on liens.

•	Limitations on certain asset sales and dispositions.

•	Limitations on certain acquisitions and asset purchases if certain liquidity levels are not maintained.

A default under the Amended and Restated Credit Agreement may be triggered by events such as a failure to comply with financial covenants or other covenants or a failure to make payments when due under the Amended and Restated Credit Agreement; a failure to make payments when due in respect of, or a failure to perform obligations relating to, debt obligations in excess of $15,000; a change of control of the Company; and certain insolvency proceedings. A default under the Amended and Restated Credit Agreement would permit the Administrative Agent, Crédit Agricole, and the lenders to terminate their commitment to make cash advances or issue letters of credit, require the immediate repayment of any outstanding cash advances with interest and require the cash collateralization of outstanding letter of credit obligations.

As of September 30, 2012, the Company would not have complied with the Maximum Total Leverage Ratio under the 2010 Credit Agreement. However, certain covenants, including the Maximum Total Leverage Ratio, previously in effect under the 2010 Credit Agreement, were modified under the Amended and Restated Credit Agreement, effective as of September 30, 2012. As a result of the modification of these covenants under the Amended and Restated Credit Agreement, the Company avoided a covenant default under the 2010 Credit Agreement as of September 30, 2012.

As of September 30, 2012, the Company complied with all covenants under the Amended and Restated Credit Agreement.

During the nine months ended September 30, 2012, the Company made payments of $46,700 against its existing Term Loan that resulted in the recognition of a $3,405 loss on early extinguishment of debt. These losses represent the write-off of unamortized Original Issue Discount and financing costs inclusive of early payment fees.

Incurred unamortized debt issue costs associated with the 2010 Credit Agreement are $4,938 and $9,427 as of September 30, 2012 and December 31, 2011, respectively. These debt issue costs are included in “Other assets” on the Condensed Consolidated Balance Sheet at September 30, 2012. These costs will continue to be amortized to interest expense over the remaining terms of the Revolving Credit Facility and Term Loan Facility, respectively.

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

day prior to the maturity date is payable only in cash. The 6.5% Notes remain outstanding as of September 30, 2012 and continue to be subject to the terms and conditions of the Indenture governing the 6.5% Notes. An aggregate principal amount of $32,050 remains outstanding (net of $0 discount) and has been classified as current and included within “Notes payable and current portion of long-term debt” on the Condensed Consolidated Balance Sheet at September 30, 2012. The holders of the 6.5% Notes have the right to require the Company to purchase the 6.5% Notes for cash upon the occurrence of a Fundamental Change, as defined in the Indenture. In addition to the amounts described above, the Company will be required to pay a “make-whole premium” to the holders of the 6.5% Notes who elect to convert their notes into the Company’s common stock in connection with a Fundamental Change. The make-whole premium is payable in additional shares of common stock and is calculated based on a formula with the premium ranging from 0.0 percent to 28.0 percent depending on when the Fundamental Change occurs and the price of the Company’s stock at the time the Fundamental Change occurs. In the event of a default of $10,000 or more on any credit agreement, including the Amended and Restated Credit Agreement, a corresponding event of default would result under the 6.5% Notes.

On September 16, 2011, following receipt of the requisite consents of the holders of the 6.5% Notes, the Company entered into a fourth supplemental indenture (the “Fourth Supplemental Indenture”) to the Indenture for the 6.5% Notes. The Fourth Supplemental Indenture amended Section 6.13 of the Indenture to change the Maximum Total Leverage Ratio to 5.50 to 1.00 during the fiscal quarter ending March 31, 2012, 3.75 to 1.00 during the fiscal quarter ending June 30, 2012 and 3.50 to 1.00 during the fiscal quarters ending September 30, 2012 and December 31, 2012. Section 6.13 is a debt incurrence test and the calculation of the Maximum Total Leverage Ratio mirrors the calculation in the Amended and Restated Credit Agreement. In addition, the Fourth Supplemental Indenture conformed the definition of Consolidated EBITDA in the Indenture to the definition of Consolidated EBITDA in the 2010 Credit Agreement.

On November 7, 2012, following receipt of the required consents, the Company entered into a fifth supplemental indenture (the “Fifth Supplemental Indenture”) to the Indenture for the 6.5% Notes. The Fifth Supplemental Indenture further amended Section 6.13 of the Indenture so that certain restrictions on the Company’s ability to incur indebtedness are not applicable to borrowings by the Company under the Amended and Restated Credit Agreement during the period from and including the effective date of the Fifth Supplemental Indenture through and including December 15, 2012.

Fair Value of Debt

The estimated fair value of the Company’s debt instruments as of September 30, 2012 and December 31, 2011 was as follows:

	September 30, 2012	December 31, 2011
Term Loan	$131,539	$178,947
Borrowings under Revolving Credit Facility	84,357	59,357
6.5% Senior Convertible Notes	32,190	31,613
Capital lease obligations	4,371	6,464
Other obligations	11,077	2,190

Total fair value of debt instruments	$263,534	$278,571

The fair value of the Company’s 6.5% Notes was estimated using market prices and is classified within Level 1 of the fair value hierarchy. The Term Loan, revolver borrowings, capital lease obligations and other obligations are classified within Level 2 of the fair value hierarchy. The fair values of these instruments have been estimated using discounted cash flow analysis based on the Company’s incremental borrowing rate for similar borrowing arrangements. A significant increase or decrease in the inputs could result in a directionally opposite change in the fair value of these instruments.

7.	Retirement Benefits

The Company has defined contribution plans that are funded by participating employee contributions and the Company. The Company matches employee contributions, up to a maximum of 5 percent of salary, in the form of cash. Company contributions for the nine months ended September 30, 2012 and 2011 were $6,377 and $2,281, respectively. Company contributions were suspended at the end of March 2011 and resumed in November 2011.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

7.	Retirement Benefits (continued)

The Company is also subject to collective bargaining agreements with various unions. As a result, the Company participates with other companies in the unions’ multi-employer pension and other postretirement benefit plans. These plans cover all employees who are members of such unions. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multi-employer plan in the event of the employer’s withdrawal from, or upon termination of, such plan. The Company has no intention to withdraw from these plans. The plans do not maintain information on the net assets and actuarial present value of the plans’ unfunded vested benefits allocable to the Company, and the amounts, if any, for which the Company may be contingently liable, are not ascertainable at this time. Contributions to all union multi-employer pension and other postretirement plans by the Company for the nine months ended September 30, 2012 and 2011 were $28,182 and $29,696 respectively.

8.	Income Taxes

The effective tax rate on continuing operations was a negative 17.5 percent and 15.8 percent for the nine months ended September 30, 2012 and 2011, respectively. Tax expense for discrete items for the nine months ended September 30, 2012 is $4,040, which is primarily related to foreign tax settlements from 2006 through 2009, increases to foreign uncertain tax positions from 2004 through 2012, tax withholdings on planned dividend distributions from foreign affiliates and for Texas Margins Tax. The Company has not recorded the benefit of current year losses in the United States. As of September 30, 2012, U.S. federal and state deferred tax assets continue to be covered by valuation allowances. The ultimate realization of deferred tax assets is dependent upon the generation of future U.S. taxable income. The Company considers the impact of reversing taxable temporary differences, future forecasted income and available tax planning strategies, when forecasting future taxable income and in evaluating whether deferred tax assets are more likely than not to be realized.

The effective tax rate on continuing operations was 105.5 percent and 11.9 percent for the three months ended September 30, 2012 and 2011, respectively. Tax expense for discrete items for the three months ended September 30, 2012 is $1,126, which primarily relates to 2008 and 2009 foreign tax settlements, increases to uncertain tax positions for 2004 through 2012, tax withholding on planned dividend distributions from foreign affiliates and Texas Margins Tax.

In April 2011, the Company discontinued its strategy of reinvesting foreign earnings in foreign operations. This change in strategy continues through September 30, 2012. Due to the current deficit in foreign earnings and profits, the Company does not anticipate a significant tax expense related to future repatriations of foreign earnings in the United States.

The Company expects that the statute of limitations will expire on an uncertain tax position within the next twelve months. Assuming that the statute of limitations expires, the Company would release reserves in the amount of $583.

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

In 2006, the Company established the 2006 Director Restricted Stock Plan (the “2006 Director Plan”) with 50,000 shares authorized for issuance to grant shares of restricted stock and restricted stock rights to non-employee directors. The number of shares authorized for issuance under the 2006 Director Plan was increased in 2008 to 250,000 and in 2012 to 550,000, by stockholder approval. On May 26, 2010, the Company established the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (the “2010 Plan”) with 2,100,000 shares of common stock authorized for issuance (increased in 2012 to 3,450,000 shares by stockholder approval) to provide for awards to key employees of the Company. All future grants of stock awards to key employees will be made through the 2010 Plan. As a result, the 1996 Plan was frozen, with the exception of normal vesting, forfeiture and other activity associated with awards previously granted under the 1996 Plan. At September 30, 2012, the 2010 Plan had 1,944,050 shares available for grant.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

9.	Stockholders’ Equity (continued)

Restricted stock and restricted stock units or rights, also described collectively as restricted stock units (“RSUs”), and options granted to employees vest generally over a three to four year period. Options granted under the 2010 Plan expire 10 years subsequent to the grant date. Upon stock option exercise, common shares are issued from treasury stock. Options granted under the Director Plan are fully vested. Restricted stock and restricted stock rights granted under the 2006 Director Plan vest one year after the date of grant. At September 30, 2012, the 2006 Director Plan had 217,193 shares available for grant. For RSUs granted prior to March of 2009, certain provisions allow for accelerated vesting upon eligible retirement. Additionally, certain provisions allow for accelerated vesting in the event of involuntary termination not for cause or a change of control of the Company. Compensation expense recognized in relation to the accelerated vesting of RSUs due to retirement and separation from the Company, totaled $606 and $97 for the three months ended September 30, 2012 and 2011, respectively, and totaled $1,087 and $305 for the nine months ended September 30, 2012 and 2011, respectively.

Stock-based compensation related to RSUs is recorded based on the Company’s stock price as of the grant date. Expense from stock-based compensation awards totaled $1,848 and $3,635 for the three months ended September 30, 2012 and 2011, respectively, and totaled $5,773 and $7,103 for the nine months ended September 30, 2012 and 2011, respectively.

The Company determines the fair value of its stock options as of its grant date using the Black-Scholes valuation method. No options were granted during the nine months ended September 30, 2012 and 2011.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

9.	Stockholders’ Equity (continued)

The Company’s stock option activity and related information consist of:

	Shares	Weighted- Average Exercise Price
Outstanding, January 1, 2012	227,750	$15.28
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding September 30, 2012	227,750	$15.28

Exercisable, September 30, 2012	227,750	$15.28

As of September 30, 2012, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $0. The weighted average remaining contractual term of outstanding options and exercisable options is 2.67 years and 2.67 years, respectively, at September 30, 2012. The total intrinsic value of options exercised was $0 during the nine months ended September 30, 2012 and 2011. The total fair value of options vested during the nine months ended September 30, 2012 and 2011 was $0 and $135, respectively.

The Company’s RSU activity and related information for the nine months ended September 30, 2012 consist of:

	Shares	Weighted- Average Grant- Date Fair Value
Outstanding, January 1, 2012	1,143,011	$10.84
Granted	876,731	3.84
Vested	(599,987)	10.48
Forfeited	(109,637)	7.97

Outstanding, September 30, 2012	1,310,118	$6.72

The total fair value of RSUs vested during the nine months ended September 30, 2012 and 2011 was $6,290 and $5,970, respectively.

As of September 30, 2012, there was a total of $6,156 of unrecognized compensation cost, net of estimated forfeitures, related to all non-vested stock-based compensation arrangements granted under the Company’s stock ownership plans. That cost is expected to be recognized over a weighted-average period of 2.24 years.

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

Basic and diluted loss per common share from continuing operations for the three months and nine months ended September 30, 2012 and 2011 are computed as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Loss from continuing operations	$(54)	$(121,287)	$(26,401)	$(150,890)
Less: Income attributable to noncontrolling interest	(273)	(296)	(945)	(878)

Net loss from continuing operations attributable to Willbros Group, Inc. (numerator for basic calculation)	(327)	(121,583)	(27,346)	(151,768)
Add: Interest and debt issuance costs associated with convertible notes	—	—	—	—

Net loss from continuing operations applicable to common shares (numerator for diluted calculation)	$(327)	$(121,583)	$(27,346)	$(151,768)

Weighted average number of common shares outstanding for basic loss per share	48,119,758	47,533,967	47,965,380	47,429,059
Weighted average number of potentially dilutive common shares outstanding	—	—	—	—

Weighted average number of common shares outstanding for diluted income per share	48,119,758	47,533,967	47,965,380	47,429,059

Loss per common share from continuing operations:
Basic	$(0.01)	$(2.56)	$(0.57)	$(3.20)

Diluted	$(0.01)	$(2.56)	$(0.57)	$(3.20)

The Company has excluded shares potentially issuable under the terms of use of the securities listed below from the computation of diluted loss per share, as the effect would be anti-dilutive:

	Three Months
	Ended September 30,
	2012	2011
6.5% Senior Convertible Notes	1,825,587	1,825,587
Stock options	227,750	227,750
Warrants to purchase common stock(1)	—	536,925
Restricted stock and restricted stock rights	388,753	183,581

	2,442,090	2,773,843

(1)	In the fourth quarter of 2011, 536,925 warrants that were issued in conjunction with a private placement of equity in 2006, expired, unexercised.

11.	Segment Information

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

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

11.	Segment Information (continued)

The following tables reflect the Company’s operations by reportable segment for the three months ended September 30, 2012 and 2011:

For the three months ended September 30, 2012:

	Oil & Gas	Utility T&D	Canada	Eliminations	Consolidated
Revenue	$369,573	$161,820	$57,555	$(27)	$588,921
Operating expenses	359,770	164,184	57,512	(27)	581,439

Operating income (loss)	$9,803	$(2,364)	$43	$—	7,482

Other expense					(6,524)
Provision for income taxes					1,012

Loss from continuing operations					(54)
Income from discontinued operations net of provision for income taxes					789

Net income					735
Less: Income attributable to noncontrolling interest					(273)

Net income attributable to Willbros Group, Inc.					$462

For the three months ended September 30, 2011:

	Oil & Gas	Utility T&D	Canada	Eliminations	Consolidated
Revenue	$252,642	$149,167	$42,298	$(71)	$444,036
Operating expenses	245,272	148,379	37,276	(71)	430,856
Goodwill impairment	—	143,543	—	—	143,543
Changes in fair value of contingent earnout	—	—	—	—	(4,000)

Operating income (loss)	$7,370	$(142,755)	$5,022	$—	(126,363)

Other expense					(11,293)
Benefit for income taxes					(16,369)

Loss from continuing operations					(121,287)
Loss from discontinued operations net of benefit for income taxes					(10,716)

Net loss					(132,003)
Less: Income attributable to noncontrolling interest					(296)

Net loss attributable to Willbros Group, Inc.					$(132,299)

The following tables reflect the Company’s operations by reportable segment for the nine months ended September 30, 2012 and 2011:

For the nine months ended September 30, 2012:

	Oil & Gas	Utility T&D	Canada	Eliminations	Consolidated
Revenue	$906,883	$471,654	$128,880	$(212)	$1,507,205
Operating expenses	895,846	474,049	134,798	(212)	1,504,481

Operating income (loss)	$11,037	$(2,395)	$(5,918)	$—	2,724

Other expense					(25,188)
Provision for income taxes					3,937

Loss from continuing operations					(26,401)
Income from discontinued operations net of provision for income taxes					10,464

Net loss					(15,937)
Less: Income attributable to noncontrolling interest					(945)

Net loss attributable to Willbros Group, Inc.					$(16,882)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

11.	Segment Information (continued)

For the nine months ended September 30, 2011:

	Oil & Gas	Utility T&D	Canada	Eliminations	Consolidated
Revenue	$669,661	$428,823	$112,255	$(240)	$1,210,499
Operating expenses	664,914	433,718	109,062	(240)	1,207,454
Goodwill impairment	—	143,543	—	—	143,543
Settlement of project dispute	8,236	—	—	—	8,236
Changes in fair value of contingent earnout	—	—	—	—	(10,000)

Operating income (loss)	$(3,489)	$(148,438)	$3,193	$—	(138,734)

Other expense					(40,683)
Benefit for income taxes					(28,527)

Loss from continuing operations					(150,890)
Loss from discontinued operations net of benefit for income taxes					(27,882)

Net loss					(178,772)
Less: Income attributable to noncontrolling interest					(878)

Net loss attributable to Willbros Group, Inc.					$(179,650)

Total assets by segment as of September 30, 2012 and December 31, 2011 are presented below:

	September 30, 2012	December 31, 2011
Oil & Gas	$481,613	$263,899
Utility T&D	373,586	410,812
Canada	74,516	79,998
Corporate	45,472	79,054

Total assets, continuing operations	$975,187	$833,763

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

A three-party arbitration panel has been selected and the Company expects the arbitration hearing to occur in the first half of 2013.

The Company believes its lien rights provide substantial protection in the event Silver Eagle is unable to meet its obligations.

The Company believes that its performance of the project fully conforms to all contractual requirements and that the arbitration proceedings will result in an award in CTS’ favor for the full amount of the outstanding invoices. The Company further believes that any collection risk is mitigated by its lien rights. Accordingly, at September 30, 2012 and December 31, 2011, the Company has not recorded an allowance for doubtful accounts against the outstanding receivable.

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

Commitments

From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds and financial guarantees. Contracts with the Company’s customers may require the Company to secure letters of credit or surety bonds with regard to the Company’s performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or surety bonds in lieu of contract retention provisions, where the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At September 30, 2012, the Company had approximately $63,904 of outstanding letters of credit, all of which related to continuing operations. This amount represents the maximum amount of payments the Company could be required to make if these letters of credit are drawn upon. Additionally, the Company issues surety bonds customarily required by commercial terms on

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

12.	Contingencies, Commitments and Other Circumstances (continued)

construction projects. At September 30, 2012, the Company had bonds outstanding, primarily performance bonds, with a face value at $503,376 related to continuing operations. This amount represents the bond penalty amount of future payments the Company could be required to make if the Company fails to perform its obligations under such contracts. The performance bonds do not have a stated expiration date; rather, each is released when the contract is accepted by the owner. The Company’s maximum exposure as it relates to the value of the bonds outstanding is lowered on each bonded project as the cost to complete is reduced. As of September 30, 2012, no liability has been recognized for letters of credit or surety bonds.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, notes payable, long-term debt and interest rate contracts. The fair value estimates of the Company’s financial instruments have been determined using available market information and appropriate valuation methodologies and approximates carrying value.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures its financial assets and financial liabilities at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs as of September 30, 2012:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$1,729	$—	$1,729	$—

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

The following table represents a reconciliation of the change in the fair value measurement of the contingent earnout liability for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011
Beginning balance	$—	$4,000
Change in fair value of contingent earnout liability	—	(4,000)

Ending balance	$—	$—

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

13.	Fair Value Measurements (continued)

	Nine Months Ended September 30,
	2012	2011
Beginning balance	$—	$10,000
Change in fair value of contingent earnout liability	—	(10,000)

Ending balance	$—	$—

The contingent earnout liability was written off during the nine months ended September 30, 2011 due to a decrease in the probability-weighted estimated achievement of InfrastruX’s EBITDA targets as set forth in the Merger Agreement.

Hedging Arrangements

The Company attempts to negotiate contracts that provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at September 30, 2012 or December 31, 2011.

Interest Rate Swaps

In conjunction with the 2010 Credit Agreement, the Company is subject to hedging arrangements to fix or otherwise limit the interest cost of its existing Term Loan and Revolving Credit Facility. The Company is subject to interest rate risk on its debt and investment of cash and cash equivalents arising in the normal course of business, as the Company does not engage in speculative trading strategies.

The Company currently has two interest rate swap agreements outstanding for a total notional amount of $150,000 in order to hedge changes in the variable rate interest expense on $150,000 of its existing Term Loan and the Revolving Credit Facility LIBOR indexed debt. Under each swap agreement, the Company receives interest at a rate based on the maximum of either three-month LIBOR or 2% and pays interest at a fixed rate of 2.68%, effective March 28, 2012 through June 30, 2014. The swap agreements are designated and qualify as cash flow hedging instruments, with the effective portion of the swaps’ change in fair value recorded in Other Comprehensive Income (“OCI”). The interest rate swaps are deemed to be highly effective hedges, and resulted in no gain or loss recorded for hedge ineffectiveness in the Condensed Consolidated Statements of Operations. Amounts in OCI are reported in interest expense when the hedged interest payments on the underlying debt are recognized. The carrying amount and fair value of the swap agreements are equivalent since the Company accounts for these instruments at fair value. The value of the Company’s swap agreements are derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. For validation purposes, the swap valuations are periodically compared to those produced by swap counterparties. Amounts of OCI relating to the interest rate swaps expected to be recognized in interest expense in the coming 12 months total $983.

Interest Rate Caps

In September 2010, the Company entered into two interest rate cap agreements for notional amounts of $75,000 each in order to limit its exposure to an increase of the interest rate above 3 percent, effective September 28, 2010 through March 28, 2012. Total premiums of $98 were paid for the interest rate cap agreements. Through June 1, 2011, the cap agreements were designated and qualified as cash flow hedging instruments, with the effective portion of the caps’ change in fair value recorded in OCI. Amounts in OCI and the premiums paid for the caps were reported in interest expense as the hedged interest payments on the underlying debt were recognized during the period when the caps were designated as cash flow hedges. Through June 1, 2011, the interest rate caps were deemed to be highly effective, resulting in an immaterial amount of hedge ineffectiveness recorded. On June 1, 2011, the caps were de-designated due to the interest rate being fixed on the underlying debt through the remaining term of the caps; changes in the value of the caps subsequent to that date were reported in earnings. The amount reported in earnings for the undesignated interest rate caps for the nine months ended September 30, 2012 and 2011 is immaterial.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

13.	Fair Value Measurements (continued)

	Liability Derivatives
	September 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts- swaps	Other current liabilities	$929	Other current liabilities	$671
Interest rate contracts- swaps	Other long-term liabilities	735	Other long-term liabilities	1,173
Interest rate contracts- swaps	Accounts payable and accrued liabilities	65	Accounts payable and accrued liabilities	—

Total derivatives		$1,729		$1,844

For the Three Months Ended September 30,
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2012	2011		2012	2011		2012	2011
Interest rate contracts	$(59)	$(731)	Interest expense, net	$(261)	$(11)	Interest expense, net	$—	$—

Total	$(59)	$(731)		$(261)	$(11)		$—	$—

For the Nine Months Ended September 30,
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2012	2011		2012	2011		2012	2011
Interest rate contracts	$(347)	$(1,850)	Interest expense, net	$(583)	$(13)	Interest expense, net	$—	$—

Total	$(347)	$(1,850)		$(583)	$(13)		$—	$—

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

The Settlement Agreement provides that WGHI will make payments to WAPCo over a period of six years totaling $55,500 as follows:

During 2012:

$4,000 on March 31;

$4,000 on June 30;

$4,000 on September 30; and

$2,000 on December 31.

During 2013:

$2,500 on June 30; and

$2,500 on December 31.

During 2014:

$3,750 on June 30; and

$3,750 on December 31.

During 2015:

$4,000 on June 30; and

$4,000 on December 31.

During 2016:

$5,000 on June 30; and

$5,000 on December 31.

During 2017:

$5,500 on June 30; and

$5,500 on December 31.

The Settlement Agreement also provides that the payments due in the years 2015, 2016 and 2017 may be accelerated and become payable in whole or in part in the fourth quarter of 2014 in the event the Company achieves certain metrics (the “Acceleration Metrics”). The Acceleration Metrics include, among other things, achieving a leverage ratio of debt to EBITDA of 2.25 to 1.00 or less or increasing the Company’s overall indebtedness, which accelerates an amount equal to one-half of the increase in indebtedness. The Company recently entered in an Amended and Restated Credit Agreement that increased its overall indebtedness by $60,000. As a result, all of the payments due in years 2015, 2016 and 2017, totaling $29,000, have been accelerated and are now due in the fourth quarter of 2014.

The Company timely paid each of the $4,000 payments that became due on March 31, June 30, and September 30, 2012.

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

Business Disposals

In the fourth quarter of 2011, the Company completed the sale of all assets and operations of InterCon, which was determined to be a non-strategic subsidiary within the Utility T&D segment. The Company received total compensation of $18,749 in cash and $250

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

14.	Discontinuance of Operations, Held for Sale Operations and Asset Disposals (continued)

in the form of an escrow deposit from the buyer, which was paid in full in the fourth quarter of 2012. As a result of this transaction, the Company recorded a loss on sale of $2,381 to discontinued operations, net of tax.

Results of Discontinued Operations

The major classes of revenue and income (losses) with respect to the Discontinued Operations are as follows:

	Three Months Ended September 30, 2012
	Canada	WAPCo / Other	Libya	Total
Contract revenue	$825	$—	$—	$825
Operating income (loss)	852	(39)	(14)	799
Income (loss) before income taxes	854	(39)	(14)	801
Provision for income taxes	12	—	—	12

Net income (loss)	$842	$(39)	$(14)	$789

	Three Months Ended September 30, 2011
	Canada	WAPCo / Other	Libya	InterCon	Total
Contract revenue	$27,314	$—	$—	$22,067	$49,381
Operating income (loss)	(7,388)	(6,506)	(163)	642	(13,415)
Income (loss) before income taxes	(7,384)	(6,506)	(163)	645	(13,408)
Provision (benefit) for income taxes	(2,924)	—	—	232	(2,692)

Net income (loss)	$(4,460)	$(6,506)	$(163)	$413	$(10,716)

	Nine Months Ended September 30, 2012
	Canada	WAPCo / Other	Libya	Total
Contract revenue	$31,588	$—	$—	$31,588
Operating income (loss)	13,340	(4,233)	(14)	9,093
Income (loss) before income taxes	14,409	(1,428)	(14)	12,967
Provision for income taxes	2,503	—	—	2,503

Net income (loss)	$11,906	$(1,428)	$(14)	$10,464

	Nine Months Ended September 30, 2011
	Canada	WAPCo / Other	Libya	InterCon	Total
Contract revenue	$119,792	$—	$—	$42,826	$162,618
Operating loss	(20,694)	(12,115)	(459)	(2,945)	(36,213)
Loss before income taxes	(20,385)	(12,115)	(459)	(2,945)	(35,904)
Benefit for income taxes	(6,973)	—	—	(1,049)	(8,022)

Net loss	$(13,412)	$(12,115)	$(459)	$(1,896)	$(27,882)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

14.	Discontinuance of Operations, Held for Sale Operations and Asset Disposals (continued)

Condensed balance sheets with respect to the Discontinued Operations are as follows:

	September 30, 2012
	Canada	WAPCo / Other	Libya	Total
Total assets	$—	$—	$—	$—
Total liabilities	—	43,500	—	43,500
Net liabilities of discontinued operations	$—	$(43,500)	$—	$(43,500)

	December 31, 2011
	Canada	WAPCo / Other	Libya	Total
Total assets	$27,917	$1	$90	$28,008
Total liabilities	11,782	57,715	(7)	69,490
Net assets (liabilities) of discontinued operations	$16,135	$(57,714)	$97	$(41,482)

15.	Condensed Consolidating Guarantor Financial Statements

Willbros Group, Inc. (the “Parent”) and its 100% owned U.S. subsidiaries (the “Guarantors”) may fully and unconditionally guarantee, on a joint and several basis, the obligations of the Company under debt securities registered under a universal shelf registration statement on Form S-3 filed by the Company with the SEC. As of September 30, 2012, none of these debt securities have been issued. There are currently no restrictions on the ability of the Guarantors to transfer funds to the Parent in the form of cash dividends or advances. Condensed consolidating financial information for a) the Parent, b) the Guarantors and c) all other direct and indirect subsidiaries (the “Non-Guarantors”) as of September 30, 2012 and December 31, 2011 and for each of the three months and nine months ended September 30, 2012 and 2011 follows.

The Company revised its condensed consolidating statement of cash flows for the period ended September 30, 2011 to correct the form and content of the condensed presentation in accordance with S-X Rule 3-10 and Rule 10-01. The revision was made to show individual cash changes from investing and financing activities within the condensed consolidating statement of cash flows. This revision did not impact the previously reported total amounts for investing and financing activities within the parent, guarantor and non-guarantor columns and did not impact the consolidated financial statements.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

15.	Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$237	$6,769	$8,902	$—	$15,908
Accounts receivable, net	—	380,928	56,117	—	437,045
Contract cost and recognized income not yet billed	—	92,636	12,652	—	105,288
Prepaid expenses and other assets	3,901	57,677	1,654	(16,337)	46,895
Parts and supplies inventories	—	6,366	5,029	—	11,395
Deferred income taxes	2,612	—	2,887	(2,337)	3,162
Receivables from affiliated companies	138,185	47,766	—	(185,951)	—

Total current assets	144,935	592,142	87,241	(204,625)	619,693
Property, plant and equipment, net	—	129,628	21,003		150,631
Goodwill	—	8,067	—	—	8,067
Other intangible assets, net	—	168,397	—	—	168,397
Deferred income taxes	103,529	—	2,144	(105,673)	—
Investment in subsidiaries	23,737	—	—	(23,737)	—
Other assets	43	27,899	457	—	28,399

Total assets	$272,244	$926,133	$110,845	$(334,035)	$975,187

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$668	$323,663	$44,639	$—	$368,970
Contract billings in excess of cost and recognized income	—	30,629	1,135	—	31,764
Current portion of capital lease obligations	—	1,823	(4)	—	1,819
Notes payable and current portion of long-term debt	32,050	13,215	—	—	45,265
Current portion of settlement obligation of discontinued operations	—	—	4,500	—	4,500
Accrued income taxes	18,692	—	5,685	(16,337)	8,040
Other current liabilities	—	2,738	4,681	(2,337)	5,082
Payables to affiliated companies	—	58,738	127,213	(185,951)	—

Total current liabilities	51,410	430,806	187,849	(204,625)	465,440
Long-term debt	—	207,569	—	—	207,569
Capital lease obligations	—	2,554	(2)	—	2,552
Long-term portion of settlement obligation of discontinued operations	—	—	39,000	—	39,000
Long-term liabilities for unrecognized tax benefits	1,928	—	2,590	—	4,518
Deferred income taxes	—	105,095	3,139	(105,673)	2,561
Other long-term liabilities	—	34,420	221	—	34,641

Total liabilities	53,338	780,444	232,797	(310,298)	756,281
Stockholders’ equity:
Total stockholders’ equity	218,906	145,689	(121,952)	(23,737)	218,906

Total liabilities and stockholders’ equity	$272,244	$926,133	$110,845	$(334,035)	$975,187

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

15.	Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$188	$27,885	$30,613	$—	$58,686
Accounts receivable, net	109	249,126	52,280	—	301,515
Contract cost and recognized income not yet billed	—	36,443	647	—	37,090
Prepaid expenses and other assets	14,960	21,094	7,502	(427)	43,129
Parts and supplies inventories	—	7,553	4,340	—	11,893
Deferred income taxes	3,001	8,351	(1,156)	(8,351)	1,845
Assets held for sale	—	—	32,758	—	32,758
Receivables from affiliated companies	444,106	77,068	—	(521,174)	—

Total current assets	462,364	427,520	126,984	(529,952)	486,916
Property, plant and equipment, net	—	147,969	18,506	—	166,475
Goodwill	—	8,067	—	—	8,067
Other intangible assets, net	—	179,916	—	—	179,916
Deferred income taxes	103,326	—	33	(103,359)	—
Investment in subsidiaries	29,860	—	—	(29,860)	—
Other assets	189	19,519	689	—	20,397

Total assets	$595,739	$782,991	$146,212	$(663,171)	$861,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$57	$195,087	$26,413	$—	$221,557
Contract billings in excess of cost and recognized income	—	16,145	1,855	—	18,000
Current portion of capital lease obligations	—	2,822	(4)	—	2,818
Notes payable and current portion of long-term debt	32,050	—	—	(427)	31,623
Current portion of settlement obligation of discontinued operations	—	—	14,000	—	14,000
Accrued income taxes	11,325	—	2,009	(8,351)	4,983
Liabilities held for sale	—	—	13,990	—	13,990
Other current liabilities	207	1,105	6,163	—	7,475
Payables to affiliated companies	318,683	37,039	165,452	(521,174)	—

Total current liabilities	362,322	252,198	229,878	(529,952)	314,446
Long-term debt	—	230,707	—	—	230,707
Capital lease obligations	—	3,648	(2)	—	3,646
Long-term portion of settlement obligation of discontinued operations	—	—	41,500	—	41,500
Contingent earnout	—	—	—	—	—
Long-term liabilities for unrecognized tax benefits	1,839	—	2,191	—	4,030
Deferred income taxes	—	105,095	1,258	(103,359)	2,994
Other long-term liabilities	—	31,934	936	—	32,870

Total liabilities	364,161	623,582	275,761	(633,311)	630,193
Stockholders’ equity:
Total stockholders’ equity	231,578	159,409	(129,549)	(29,860)	231,578

Total liabilities and stockholders’ equity	$595,739	$782,991	$146,212	$(663,171)	$861,771

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

15.	Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Contract revenue	$—	$513,761	$75,160	$—	$588,921
Operating expenses:
Contract	—	468,198	70,196	—	538,394
Amortization of intangibles	—	3,913	—	—	3,913
General and administrative	1,207	35,563	2,329	—	39,099
Other charges	—	33	—	—	33

Operating income (loss)	(1,207)	6,054	2,635	—	7,482

Other income (expense):
Equity in income (loss) of consolidated subsidiaries	1,687	—	(273)	(1,414)	—
Interest expense, net	(564)	(5,961)	43	—	(6,482)
Loss on early extinguishment of debt	—	—	—	—	—
Other, net	—	(101)	59	—	(42)

Income (loss) from continuing operations before income taxes	(84)	(8)	2,464	(1,414)	958
Provision (benefit) for income taxes	(546)	—	1,558	—	1,012

Income (loss) from continuing operations	462	(8)	906	(1,414)	(54)
Income from discontinued operations net of benefit for income taxes	—	—	789	—	789

Net income (loss)	462	(8)	1,695	(1,414)	735
Less: Income attributable to noncontrolling interest	—	—	—	(273)	(273)

Net income (loss) attributable to Willbros Group, Inc.	$462	$(8)	$1,695	$(1,687)	$462

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

15.	Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Contract revenue	$—	$383,425	$60,611	$—	$444,036
Operating expenses:
Contract	—	353,415	42,371	—	395,786
Amortization of intangibles	—	3,918	—	—	3,918
General and administrative	5,595	21,385	4,172	—	31,152
Goodwill impairment	—	143,543	—	—	143,543
Changes in fair value of contingent earnout	—	(4,000)	—	—	(4,000)

Operating income (loss)	(5,595)	(134,836)	14,068	—	(126,363)

Other income (expense):
Equity in income (loss) of consolidated subsidiaries	(158,245)	—	(296)	158,541	—
Interest expense, net	(536)	(10,530)	37	—	(11,029)
Other, net	(212)	(98)	46	—	(264)

Income (loss) from continuing operations before income taxes	(164,588)	(145,464)	13,855	158,541	(137,656)
Provision (benefit) for income taxes	(32,289)	11,553	4,367	—	(16,369)

Income (loss) from continuing operations	(132,299)	(157,017)	9,488	158,541	(121,287)
Loss from discontinued operations net of provision (benefit) for income taxes	—	(105)	(10,611)	—	(10,716)

Net income (loss)	(132,299)	(157,122)	(1,123)	158,541	(132,003)
Less: Income attributable to noncontrolling interest	—	—	—	(296)	(296)

Net income (loss) attributable to Willbros Group, Inc.	$(132,299)	$(157,122)	$(1,123)	$158,245	$(132,299)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

15.	Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Contract revenue	$—	$1,317,650	$189,555	$—	$1,507,205
Operating expenses:
Contract	—	1,200,653	179,980	—	1,380,633
Amortization of intangibles	—	11,645	—	—	11,645
General and administrative	2,760	101,950	7,324	—	112,034
Other charges	—	169	—	—	169

Operating income (loss)	(2,760)	3,233	2,251	—	2,724

Other income (expense):
Equity in income (loss) of consolidated subsidiaries	(6,123)	—	(945)	7,068	—
Interest income (expense), net	(1,692)	(19,875)	67	—	(21,500)
Loss on early extinguishment of debt	—	(3,405)	—	—	(3,405)
Other, net	2,892	(1,630)	(1,545)	—	(283)

Income (loss) from continuing operations before income taxes	(7,683)	(21,677)	(172)	7,068	(22,464)
Provision (benefit) for income taxes	9,199	(7,957)	2,695	—	3,937

Income (loss) from continuing operations	(16,882)	(13,720)	(2,867)	7,068	(26,401)
Income from discontinued operations net of benefit for income taxes	—	—	10,464	—	10,464

Net income (loss)	(16,882)	(13,720)	7,597	7,068	(15,937)
Less: Income attributable to noncontrolling interest	—	—	—	(945)	(945)

Net income (loss) attributable to Willbros Group, Inc.	$(16,882)	$(13,720)	$7,597	$6,123	$(16,882)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

15.	Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Contract revenue	$—	$1,043,068	$167,431	$—	$1,210,499
Operating expenses:
Contract	—	947,403	148,789	—	1,096,192
Amortization of intangibles	—	11,752	—	—	11,752
General and administrative	16,855	71,263	11,305	—	99,423
Settlement of project dispute	—	8,236	—	—	8,236
Goodwill impairment	—	143,543	—	—	143,543
Changes in fair value of contingent earnout	—	(10,000)	—	—	(10,000)
Other charges	—	87	—	—	87

Operating income (loss)	(16,855)	(129,216)	7,337	—	(138,734)
Other income (expense):
Equity in income (loss) of consolidated subsidiaries	(204,990)	—	(878)	205,868	—
Interest expense, net	(2,672)	(33,703)	100	—	(36,275)
Loss on early extinguishment of debt	—	(4,124)	—	—	(4,124)
Other, net	(136)	(4,243)	4,095	—	(284)

Income (loss) from continuing operations before income taxes	(224,653)	(171,286)	10,654	205,868	(179,417)
Provision (benefit) for income taxes	(45,003)	13,239	3,237	—	(28,527)

Income (loss) from continuing operations	(179,650)	(184,525)	7,417	205,868	(150,890)
Loss from discontinued operations net of provision (benefit) for income taxes	—	(2,414)	(25,468)	—	(27,882)

Net income (loss)	(179,650)	(186,939)	(18,051)	205,868	(178,772)
Less: Income attributable to noncontrolling interest	—	—	—	(878)	(878)

Net income (loss) attributable to Willbros Group, Inc.	$(179,650)	$(186,939)	$(18,051)	$204,990	$(179,650)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

15.	Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2012
	Parent	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net income (loss)	$462	$(8)	$1,695	$(1,414)	$735
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	423	—	423	(423)	423
Changes in derivative financial instruments	—	198	—	—	198

Total other comprehensive income (loss), net of tax	423	198	423	(423)	621

Total comprehensive income (loss)	885	190	2,118	(1,837)	1,356
Less: comprehensive income attributable to noncontrolling interest	—	—	—	(273)	(273)

Total comprehensive income (loss) attributable to Willbros Group, Inc.	$885	$190	$2,118	$(2,110)	$1,083

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2011
	Parent	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net income (loss)	$(132,299)	$(157,122)	$(1,123)	$158,541	$(132,003)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5,726)	—	(5,726)	5,726	(5,726)
Changes in derivative financial instruments	—	(731)	—	—	(731)

Total other comprehensive income (loss), net of tax	(5,726)	(731)	(5,726)	5,726	(6,457)

Total comprehensive income (loss)	(138,025)	(157,853)	(6,849)	164,267	(138,460)
Less: comprehensive income attributable to noncontrolling interest	—	—	—	(296)	(296)

Total comprehensive income (loss) attributable to Willbros Group, Inc.	$(138,025)	$(157,853)	$(6,849)	$163,971	$(138,756)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

15.	Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Nine Months September 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income (loss)	$(16,882)	$(13,720)	$7,597	$7,068	$(15,937)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,093)	—	(1,093)	1,093	(1,093)
Changes in derivative financial instruments	—	232	—	—	232

Total other comprehensive income (loss), net of tax	(1,093)	232	(1,093)	1,093	(861)

Total comprehensive income (loss)	(17,975)	(13,488)	6,504	8,161	(16,798)
Less: comprehensive income attributable to noncontrolling interest	—	—	—	(945)	(945)

Total comprehensive income (loss) attributable to Willbros Group, Inc.	$(17,975)	$(13,488)	$6,504	$7,216	$(17,743)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Nine Months September 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income (loss)	$(179,650)	$(186,939)	$(18,051)	$205,868	$(178,772)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,617)	—	(2,617)	2,617	(2,617)
Changes in derivative financial instruments	—	(1,850)	—	—	(1,850)

Total other comprehensive income (loss), net of tax	(2,617)	(1,850)	(2,617)	2,617	(4,467)

Total comprehensive income (loss)	(182,267)	(188,789)	(20,668)	208,485	(183,239)
Less: comprehensive income attributable to noncontrolling interest	—	—	—	(878)	(878)

Total comprehensive income (loss) attributable to Willbros Group, Inc.	$(182,267)	$(188,789)	$(20,668)	$207,607	$(184,117)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

15.	Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Cash flows from operating activities of continuing operations	$580	$16,866	$(32,256)	$—	$(14,810)
Cash flows from operating activities of discontinued operations	—	—	(13,910)	—	(13,910)

Net cash from operating activities	580	16,866	(46,166)	—	(28,720)
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	—	3,110	8,475	—	11,585
Purchase of property, plant and equipment	—	(10,159)	(856)	—	(11,015)

Cash flows from investing activities of continuing operations	—	(7,049)	7,619	—	570
Cash flows from investing activities of discontinued operations	—	—	15,103	—	15,103

Net cash from investing activities	—	(7,049)	22,722	—	15,673
Cash flows from financing activities:
Proceeds from revolver and notes payable	—	57,000	—	—	57,000
Payments on capital leases	—	(2,093)	—	—	(2,093)
Payment of revolver and notes payable	—	(39,140)	—	—	(39,140)
Payments on term loan	—	(46,700)	—	—	(46,700)
Payments to reacquire common stock	(531)	—	—	—	(531)
Dividend distribution to noncontrolling interest	—	—	(916)	—	(916)

Cash flows from financing activities of continuing operations	(531)	(30,933)	(916)	—	(32,380)
Cash flows from financing activities of discontinued operations	—	—	—	—	—

Net cash from financing activities	(531)	(30,933)	(916)	—	(32,380)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,110)	—	(2,110)

Net increase (decrease) in cash and cash equivalents	49	(21,116)	(26,470)	—	(47,537)
Cash and cash equivalents of continuing operations at beginning of period (12/31/11)	188	27,885	30,613	—	58,686
Cash and cash equivalents of discontinued operations at beginning of period (12/31/11)	—	—	4,759	—	4,759

Cash and cash equivalents at beginning of period (12/31/11)	188	27,885	35,372	—	63,445
Cash and cash equivalents at end of period (9/30/12)	237	6,769	8,902	—	15,908
Less: cash and cash equivalents of discontinued operations at end of period (9/30/12)	—	—	—	—	—

Cash and cash equivalents of continuing operations at end of period (9/30/12)	$237	$6,769	$8,902	$—	$15,908

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

15.	Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Cash flows from operating activities of continuing operations	$754	$84,972	$(45,900)	$(26)	$39,800
Cash flows from operating activities of discontinued operations	—	(4,041)	(27,494)	—	(31,535)

Net cash from operating activities	754	80,931	(73,394)	(26)	8,265
Cash flows from investing activities:
Proceeds from working capital settlement	—	9,402	—	—	9,402
Proceeds from sales of property, plant and equipment	—	19,902	12,505	—	32,407
Purchase of property, plant and equipment	—	(8,956)	(285)	—	(9,241)

Cash flows from investing activities of continuing operations	—	20,348	12,220	—	32,568
Cash flows from investing activities of discontinued operations	—	577	7,739	—	8,316

Net cash from investing activities	—	20,925	19,959	—	40,884
Cash flows from financing activities:
Proceeds from revolver and notes payable	—	59,357	—	—	59,357
Payments on capital leases	—	(8,204)	—	—	(8,204)
Payment of revolver and notes payable	—	(65,725)	—	—	(65,725)
Payments on term loan	—	(94,679)	—	—	(94,679)
Payments to reacquire common stock	(754)			—	(754)
Costs of debt issues	—	(4,935)	—	—	(4,935)
Dividend distribution to noncontrolling interest	—	—	(848)	—	(848)

Cash flows from financing activities of continuing operations	(754)	(114,186)	(848)	—	(115,788)
Cash flows from financing activities of discontinued operations	—	—	(5)	—	(5)

Net cash from financing activities	(754)	(114,186)	(853)	—	(115,793)
Effect of exchange rate changes on cash and cash equivalents	—	—	(253)	—	(253)

Net increase (decrease) in cash and cash equivalents	—	(12,330)	(54,541)	(26)	(66,897)
Cash and cash equivalents of continuing operations at beginning of period (12/31/10)	—	60,483	73,822	—	134,305
Cash and cash equivalents of discontinued operations at beginning of period (12/31/10)	—	—	6,796	—	6,796

Cash and cash equivalents at beginning of period (12/31/10)	—	60,483	80,618	—	141,101
Cash and cash equivalents at end of period (9/30/11)	—	48,153	26,077	(26)	74,204
Less: cash and cash equivalents of discontinued operations at end of period (9/30/11)	—	267	(5,871)	—	(5,604)

Cash and cash equivalents of continuing operations at end of period (9/30/11)	$—	$48,420	$20,206	$(26)	$68,600

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In thousands, except share and per share amounts or unless otherwise noted)

The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2012 and 2011, included in Item 1 of this Form 10-Q, and the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Current Report on Form 8-K dated June 29, 2012, filed June 29, 2012.

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

Third Quarter of 2012

In the third quarter of 2012, we reported contract revenue of $588,921 and operating income of $7,482, which is a slight improvement to our reported operating income of $5,854 in the second quarter. The third quarter results were negatively impacted by two loss projects identified in the second quarter, the Red River Pipeline project in Texas and the Woodland Hills Pump Station project in Canada, as well as one new loss project in New England. The aggregate third quarter losses attributed to these three projects was approximately $11,900. The project in New England is a fixed price transmission project, which moved into a loss position due to customer changes and delays. We are in the process of submitting claims and change orders in connection with this project to return it to profitability.

Positive performance in our Oil & Gas segment was attributable to our engineering, EPC and integrity activities, which was partially offset by the negative impact of the Red River Pipeline project. Our regional delivery business continues to benefit from the high level of investment in the liquids-rich shale plays and reached an annualized contract revenue run rate of over $300,000 in the third quarter. In addition, a project in south Louisiana that was delayed during the second quarter is now underway and made a meaningful contribution to our third quarter results.

Our Utility T&D segment continues to experience improved operating results in the Texas electric distribution, the eastern distribution and the cable restoration markets. Our transmission and distribution business in the Northeast again incurred an operating loss for the quarter, which was largely the result of the fixed price transmission project discussed above.

Third quarter contract revenue for our Canada segment increased $20,199 from the second quarter. This higher revenue level better matches our levels of current indirect costs and general and administrative charges in the segment. Through the addition of quality backlog, Canada reported slightly positive operating income for the quarter, which was inclusive of losses attributed to the Woodland Hills Pump Station project discussed above.

Third quarter operating results remain negatively impacted by businesses that continue to underperform relative to similar peer group company businesses. Last year, we started a systematic program to turn around these under-performing businesses. We have experienced some notable successes; however, several businesses may require an unmanageable level of investment and time considered necessary to generate improved results. We expect to reach a decision regarding the long-term value of these businesses in the next several months.

On November 8, 2012, we amended and restated our credit agreement dated as of June 30, 2010 (the “2010 Credit Agreement”) and borrowed $60,000 in additional term loans in order to improve our liquidity, which has been diminished by cash consumed to support our considerable contract revenue growth in the second and third quarter. For additional information, see the discussion in Note 6 – Long Term Debt in the Notes to the Condensed Consolidated Financial Statements and in Liquidity and Capital Resources in this Item 2.

Outlook

For the fourth quarter of 2012, our end markets in our Oil & Gas, Utility T&D and Canada segments are expected to be impacted by different factors, resulting in risks and opportunities specific to each. Generally, we believe our end markets will continue to improve and will continue to be influenced by local market economics and political factors. However, we believe the business environment, while improving, will remain highly competitive.

Our Oil & Gas segment continues to benefit from the high level of investment in the liquids-rich shale plays. We also expect to benefit from a higher level of regional activity, where our contract risks are significantly lower than in cross-country pipeline construction. Low natural gas prices and the new domestic crude supplies are factors in our increased professional services activity in our engineering business, and pipeline integrity issues nationwide are contributing to a build of recurring services backlog in our professional services business. Our current backlog and the success of our regional offices causes us to expect better utilization and cost recovery in this segment than we achieved in the fourth quarter of 2011. We will be paying close attention to natural gas storage levels, drilling rig counts and crude oil pricing, as we believe these are early indicators of potential impacts on our businesses. We expect macroeconomic events globally and the recently completed national election in the United States to influence industry sentiment regarding proposed expansions and capital projects.

Our Utility T&D segment continues to improve its operating performance in the Texas distribution market and we are focused on changes to drive similar improvement in our business in the Northeast. Competitive Renewable Energy Zone (“CREZ”) work in Texas will continue to anchor activity in this segment through 2013, after which we expect to have sufficient capacity, developed on relevant projects, to capture higher margin work in the national market. We believe that the distribution business, especially in Texas, is beginning to rebound. In the third quarter, this segment was negatively impacted by a project in New England, which moved into a loss position due to delays and changes attributable to engineering, material and rights of way. We have a change order team preparing a comprehensive submittal to the client and believe our contract with the client supports our position. We continue to believe that the political environment will support continued investment in basic electrical infrastructure to reduce reliability concerns and meet mandated renewable generation capacity. Storm related services, while difficult to forecast, offer some near-term upside, even after allowing for the delay of regularly scheduled activities, which are postponed by storm call-outs.

Our Canada segment is transitioning to a model focused on the oil sands mine sites and in situ extraction developments. We believe the oil sands market offers us long-term recurring services opportunities to provide maintenance, fabrication, and capital project engineering and construction. We expect additional backlog build as we focus on improving the risk profile of this business model. We continue to see robust bidding opportunities but will exercise conservative bidding practices as we develop the project capabilities demanded by the capital projects market. Our best relevant skill sets are in the maintenance and construction of hydro-transport and tailings lines and API storage tanks, and we will emphasize those services, complemented by our experienced fabrication, module and overlay services, which are well established. This market is characterized by increased caution on the part of customers, as resources are becoming scarcer, and crude oil prices are diminished from annual highs earlier this year. We believe the high level of proven reserves, estimated in 2010 by the International Energy Agency to be 173 billion barrels and among the three largest reserve bases in the world, and the political stability of the country, will continue to attract investment and drive both capital project and maintenance opportunities for our service offerings.

While we continue to press forward on the pace of our initiatives for improvement, we are pleased to see that management actions thus far have had a positive impact on the financial performance of several non-performing businesses. We will continue to emphasize project execution and risk management as well as address our seasonality issues.

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

Adjusted EBITDA from continuing operations decreased $2,547 to $44,182 for the nine months ended September 30, 2012 compared to $46,729 during the nine months ended September 30, 2011. The decrease is primarily attributable to higher general and administrative expenses for the nine months ended September 30, 2012 driven largely through growth within the liquids-rich shale plays across the United States and through increased charges in connection with the ongoing remediation of our material weakness in accounting for income taxes.

A reconciliation of Adjusted EBITDA from continuing operations to U.S. GAAP financial information follows:

	Nine Months Ended
	September 30, 2012	September 30, 2011
Loss from continuing operations attributable to Willbros Group, Inc.	$(27,346)	$(151,768)
Interest expense, net	21,500	36,275
Provision (benefit) for income taxes	3,937	(28,527)
Depreciation and amortization	37,838	46,565
Goodwill impairment	—	143,543
Change in fair value of contingent earn-out	—	(10,000)
Loss on early extinguishment of debt	3,405	4,124
Stock based compensation	5,773	7,103
Acquisition costs	—	179
Restructuring and reorganization costs	169	173
Gains on sales of assets	(3,627)	(4,882)
DOJ monitor cost	1,588	3,066
Noncontrolling interest	945	878

Adjusted EBITDA from continuing operations	$44,182	$46,729

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

Backlog broadly consists of anticipated revenue from the uncompleted portions of existing contracts and contracts whose award is reasonably assured. Our backlog presentation reflects not only the 12-month lump sum and Master Service Agreement (“MSA”) work, but also the full-term value of work under contract, including MSA work, as we believe that this information is helpful in providing additional long-term visibility. We determine the amount of backlog for work under ongoing MSA maintenance and construction contracts by using recurring historical trends inherent in the MSAs, factoring in seasonal demand and projecting customer needs based upon ongoing communications with the customer. We also include in backlog our share of work to be performed under contracts signed by joint ventures in which we have an ownership interest.

Our 12-month and total backlog increased $203,797 and $83,515, respectively, from December 31, 2011 balances. Historically, a substantial amount of pipeline construction revenue in a given year has not been in our backlog at the beginning of that year.

The following table shows our backlog from continuing operations by operating segment and geographic location as of September 30, 2012 and December 31, 2011:

	September 30, 2012				December 31, 2011
	12 Month	Percent	Total	Percent	12 Month	Percent	Total	Percent
Oil & Gas	$469,226	43.9%	$615,609	27.3%	$383,653	44.4%	$517,597	23.9%
Utility T&D	429,785	40.2%	1,281,542	56.8%	382,569	44.2%	1,345,204	61.9%
Canada	169,910	15.9%	358,581	15.9%	98,902	11.4%	309,416	14.2%

Backlog	$1,068,921	100.0%	$2,255,732	100.0%	$865,124	100.0%	$2,172,217	100.0%

	September 30, 2012		December 31, 2011
	Total	Percent	Total	Percent
Total Backlog by Geographic Region
United States	$1,745,120	77.4%	$1,718,920	79.2%
Canada	358,581	15.9%	309,416	14.2%
Middle East/North Africa	145,368	6.4%	135,698	6.2%
Other International	6,663	0.3%	8,183	0.4%

Backlog	$2,255,732	100.0%	$2,172,217	100.0%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In our Annual Report on Form 10-K for the year ended December 31, 2011, we identified and disclosed our significant accounting policies. Subsequent to December 31, 2011, there has been no change to our significant accounting policies.

RESULTS OF OPERATIONS

Our contract revenue and contract costs are significantly impacted by the capital budgets of our clients and the timing and location of development projects in the oil and gas, refinery, petrochemical and power industries worldwide. Contract revenue and cost vary from year-to-year as the result of: (a) entering and exiting work countries; (b) the execution of new contract awards; (c) the completion of contracts; and (d) the overall level of demand for our services.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

	Three Months Ended September 30,
	2012	2011	Change
Contract revenue
Oil & Gas	$369,573	$252,642	$116,931
Utility T&D	161,820	149,167	12,653
Canada	57,555	42,298	15,257
Eliminations	(27)	(71)	44

Total	588,921	444,036	144,885
General and administrative	39,099	31,152	7,947

Operating income (loss)
Oil & Gas	9,803	7,370	2,433
Utility T&D	(2,364)	(142,755)	140,391
Canada	43	5,022	(4,979)
Corporate	—	4,000	(4,000)

Total	7,482	(126,363)	133,845

Other income (expense)	(6,524)	(11,293)	4,769

Income (loss) from continuing operations before income taxes	958	(137,656)	138,614
Provision (benefit) for income taxes	1,012	(16,369)	17,381

Loss from continuing operations	(54)	(121,287)	121,233
Income (loss) from discontinued operations net of provision (benefit) for income taxes	789	(10,716)	11,505

Net income (loss)	$735	$(132,003)	$132,738

Consolidated Results

Contract Revenue

Contract revenue improved $144,885 with increased revenues across all three segments. The increase is primarily attributable to higher demand for professional services, business growth within the liquids-rich shale plays across the United States, increased work in the oil sands and work under our alliance agreement with Oncor.

General and Administrative Expenses

General and administrative expense increased $7,947 mainly from business growth within the liquids-rich shale plays across the United States along with associated revenue increases. In addition, we incurred increased general and administrative costs in connection with the ongoing remediation of our material weakness in accounting for income taxes. General and administrative expense as a percentage of contract revenue is 6.6 percent for the current quarter, a slight decrease as compared to 7.0 percent for the third quarter of 2011.

Operating Income

Operating income improved $133,845 primarily due to a $143,543 goodwill impairment charge in the third quarter of 2011 that did not recur in the third quarter of 2012. The improvement was partially offset by losses on the Red River Pipeline project in Texas, losses on the Woodland Hills Pump station project in Canada, losses on a fixed price transmission project in New England and a change to the fair value of our contingent earnout liability in the third quarter of 2011 that did not recur in the third quarter of 2012.

Other Income (Expense)

Other income (expense) improved $4,769 primarily due to a decrease in net interest expense of $4,547. The decrease in net interest expense mainly resulted from cumulative debt payments that reduced our existing Term Loan balance by $75,400 over the previous twelve months.

Provision (Benefit) for Income Taxes

Provision for income taxes increased $17,381 driven primarily by a mix of losses incurred in the third quarter of 2012 that could not be tax benefited. Discrete activity in the third quarter of 2011 that did not recur in 2012 included the recognition of a deferred tax benefit of $25,671 associated with the impairment of goodwill and additional tax expense of $7,655 associated with the repatriation of foreign earnings and profits.

Income (Loss) from Discontinued Operations, Net of Taxes

Income (loss) from discontinued operations, net of taxes increased $11,505. The increase is partially attributed to the settlement of an outstanding claim on a completed project, a gain related to the sale of certain assets disposed of as part of the liquidation of our Canada cross-country pipeline business as well as the release of certain project contingencies that resulted from the wrap-up of a final Canada cross-country project line. The prior year’s quarter was negatively impacted by legal costs of $6,264 associated with the West African Gas Pipeline Company Limited (“WAPCo”) litigation that was settled in the first quarter of 2012.

Segment Results

Oil & Gas Segment

Contract revenue increased $116,931 driven predominantly by an increase in demand for our cross-country pipeline construction services as well as through business growth and expansion into the liquids-rich shale plays across the United States.

Operating income increased $2,433 primarily through increased profitability in our professional services businesses, which consists primarily of engineering, EPC and integrity work. The increase was partially offset by losses incurred on the Red River Pipeline Project in Texas and margin erosion on another project.

Utility T&D Segment

Contract revenue increased $12,653 primarily related to additional work performed under our alliance agreement with Oncor as well as increased demand for services in the Marcellus shale region. The increase was partially offset by decreased contract revenue in large overhead transmission project work in the Northeast.

Operating loss improved $140,391 primarily related to the one-time goodwill impairment charge of $143,543 in the third quarter of 2011 that did not recur in the third quarter of 2012, as well as continued improvement in our Texas electric distribution business. The improvement in our Texas operations was more than offset by increased operating losses in the Northeast primarily driven by customer changes and delays associated with a fixed price transmission project.

Canada Segment

Contract revenue increased $15,257 primarily due to additional services for construction and maintenance projects with our key customers in the oil sands area, additional services for new module construction and pipe fabrication orders and revenue generated from our ongoing tanks and facilities construction projects.

Operating income decreased $4,979 mainly related to losses incurred on the Woodland Hills Pump Station project, higher equipment lease and rental costs and increased contract overhead costs and delays in the start of new tank projects. In addition, the third quarter of 2012 includes start-up costs for our electrical and instrumentation, project and specialty services and module fabrication businesses. Improved operating income related to our traditional construction and maintenance projects in the oil sands partially offset the negative impact from these additional costs.

Corporate

The change in fair value of the contingent earnout recorded during the third quarter of 2011 was characterized as a Corporate change in estimate and is not allocated to the reporting segments. For additional information regarding the contingent earnout, see the discussion in Note 13 - Fair Value Measurements.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

	Nine Months Ended September 30,
	2012	2011	Change
Contract revenue
Oil & Gas	$906,883	$669,661	$237,222
Utility T&D	471,654	428,823	42,831
Canada	128,880	112,255	16,625
Eliminations	(212)	(240)	28

Total	1,507,205	1,210,499	296,706
General and administrative	112,034	99,423	12,611
Operating income (loss)
Oil & Gas	11,037	(3,489)	14,526
Utility T&D	(2,395)	(148,438)	146,043
Canada	(5,918)	3,193	(9,111)
Corporate	—	10,000	(10,000)

Total	2,724	(138,734)	141,458

Other expense	(25,188)	(40,683)	15,495
Loss from continuing operations before income taxes	(22,464)	(179,417)	156,953
Provision (benefit) for income taxes	3,937	(28,527)	32,464

Loss from continuing operations	(26,401)	(150,890)	124,489

Income (loss) from discontinued operations net of provision (benefit) for income taxes	10,464	(27,882)	38,346

Net loss	$(15,937)	$(178,772)	$162,835

Consolidated Results

Contract Revenue

Contract revenue improved $296,706 with increased revenues across all three segments. The increase is primarily attributable to higher demand for professional services, business growth within the liquids-rich shale plays across the United States and increased work under our alliance agreement with Oncor.

General and Administrative Expenses

General and administrative expense increased $12,611 mainly from business growth within the liquids-rich shale plays across the United States along with associated revenue increases. In addition, we incurred increased general and administrative costs in connection with the ongoing remediation of our material weakness in accounting for income taxes. General and administrative expense as a percentage of contract revenue is 7.4 percent for the first nine months of 2012 as compared to 8.2 percent for the first nine months of 2011.

Operating Income (Loss)

Operating income (loss) improved $141,458 primarily due to a $143,543 goodwill impairment charge in the third quarter of 2011 and an $8,236 non-cash charge for the TransCanada settlement in the second quarter of 2011. Neither of these charges recurred in the first nine months of 2012. The improvement was partially offset by losses on the Red River Pipeline project in Texas, losses in the Woodland Hills Pump Station project in Canada, increased operating losses in the Northeast and a change to the fair value of our contingent earnout liability in the first nine months of 2011 that did not recur in the first nine months of 2012.

Other Income (Expense)

Other income (expense) improved $15,495 primarily due to a decrease in net interest expense of $14,775 and a decrease of $719 in debt extinguishment costs. The decrease in net interest expense mainly resulted from cumulative debt payments that reduced our existing Term Loan balance by $75,400 over the previous twelve months. The decrease in charges classified as debt extinguishment costs resulted from a reduction in debt payments during the first nine months of 2012.

Provision (Benefit) for Income Taxes

Provision for income taxes increased $32,464 driven primarily by losses incurred in the nine months of 2012 that could not be tax benefited whereas losses and discrete items incurred in the nine months of 2011 were fully benefited. In addition, a full valuation allowance against our U.S. net operating loss has been recorded.

Income (Loss) from Discontinued Operations, Net of Taxes

Income (loss) from discontinued operations, net of taxes increased $38,346, driven primarily from a gain of approximately $10,684 related to the sale of certain assets disposed of as part of the liquidation of our Canada cross-country pipeline business. In addition, we settled a project claim and released certain project contingencies that resulted from the wrap-up of a final Canada cross-country pipeline project. The increase was further impacted by a reduction in legal and consulting costs of $7,906 associated with the WAPCo litigation that was settled in the first quarter of 2012 as well as the sale of InterCon Construction Inc. (“InterCon”) in the fourth quarter of 2011. Losses of $1,896 associated with Intercon in the first nine months of 2011 did not recur in the first nine months of 2012.

Segment Results

Oil & Gas Segment

Contract revenue increased $237,222 driven predominantly by increased demand for our EPC services as well as through business growth and expansion into the liquids-rich shale plays across the United States.

Operating income increased $14,526, although $8,236 of the increase was attributable to a non-cash charge for the TransCanada settlement during the first nine months of 2011 that did not recur during the first nine months of 2012. The remaining increase was driven by improved profitability in our professional services businesses, which consists primarily of engineering, EPC and integrity work, partially offset by decreased performance in field services and international construction services.

Utility T&D Segment

Contract revenue increased $42,831 primarily related to additional work performed under our alliance agreement with Oncor as well as increased demand for services in the Marcellus shale region. The increase was offset by decreased contract revenue in the Northeast due to a reduction of large overhead transmission project work.

Operating loss improved $146,043 primarily related to the one-time goodwill impairment charge of $143,543 during the first nine months of 2011 that did not recur during the first nine months of 2012. The remainder of the improvement was mainly related to continued improvement in our Texas electric distribution business, partially offset by increased operating losses in the Northeast.

Canada Segment

Contract revenue increased $16,625 primarily due to additional services for construction and maintenance projects with our key customers in the oil sands area and additional services for new module construction and pipe fabrication orders.

Operating income decreased $9,111 primarily due to losses incurred on the Woodland Hills Pump Station project and increased equipment lease and rental costs subsequent to the sale of equipment assets earlier in the year. In addition, start-up costs for our electrical and instrumentation, project and specialty services and module fabrication businesses resulted in increased expenses during the first nine months of 2012.

Corporate

The change in fair value of the contingent earnout recorded during the first nine months of 2011 was characterized as a Corporate change in estimate and is not allocated to the reporting segments. For additional information regarding the contingent earnout, see the discussion in Note 13 - Fair Value Measurements.

LIQUIDITY AND CAPITAL RESOURCES

Our financing objective is to maintain financial flexibility to meet the material, equipment and personnel needs to support our project and MSA commitments, and pursue our expansion and diversification objectives, while reducing debt.

Additional Sources and Uses of Capital

Pursuant to our Amendment and Restatement Agreement dated as of November 8, 2012, the 2010 Credit Agreement was amended and restated in its entirety (the “Amended and Restated Credit Agreement”). Under the Amended and Restated Credit Agreement, certain existing lenders under the Revolving Credit Facility holding an aggregate amount of commitments equal to $115,000, agreed that the maturity applicable to such commitments would be extended by one year, to June 30, 2014.

The Amended and Restated Credit Agreement provides for additional term loans in an amount equal to $60,000, which will be pari passu in right of payment with, and secured on a pari passu basis with our existing Term Loan outstanding under the 2010 Credit Agreement. The additional term loans were drawn in full on the effective date of the Amended and Restated Credit Agreement. The additional term loans were issued at a discount such that the funded portion was equal to 97 percent of the principal amount of additional term loans. The additional term loans will mature on June 30, 2014, the same maturity date as our existing Term Loan under the 2010 Credit Agreement.

Under the 2010 Credit Agreement, the Revolving Credit Facility was available for letters of credit and for revolving loans, which could be used for working capital and general corporate purposes. 100 percent of the Revolving Credit Facility could be used to obtain letters of credit and revolving loans had a sublimit of $150,000. On March 4, 2011, as part of an amendment to the 2010 Credit Agreement, we agreed to limit our revolver borrowings to $25,000, with the exception of proceeds from revolving borrowings used to make any payments in respect of both the 2.75% Convertible Senior Notes (the “2.75% Notes”) and the 6.5% Senior Convertible Notes (the “6.5% Notes”), until our Maximum Total Leverage Ratio is 3.00 to 1.00 or less. As permitted under this amendment, we borrowed $25,000 against our Revolving Credit Facility in the third quarter of 2012. As of September 30, 2012, we had $84,357 in outstanding borrowings (of which $59,357 was borrowed to fund the purchase of the 2.75% Notes) and $63,904 in letters of credit outstanding, with $26,739 remaining against our $175,000 capacity. We intend to borrow $32,050 under the Revolving Credit Facility in order to fund the repayment of the 6.5% Notes (currently due on December 15, 2012).

The Amended and Restated Credit Agreement effectively modifies the sublimit described above by including a sublimit for any new borrowings under the Revolving Credit Facility after the effective date of the Amended and Restated Credit Agreement. This sublimit for new borrowings will range from $0 to $50,000 as determined by reference to a formula, which will permit new revolver borrowings only if we first make voluntary prepayments and/or mandatory repayments or prepayments of revolver borrowings from the net proceeds of asset sales, equity issuances or other sources. The new sublimit will not apply to new borrowings under the Revolving Credit Facility, which are used to make payments of amounts due or outstanding in respect of the 6.5% Notes. However, if on or after March 31, 2013, we have received net proceeds from asset sales or equity issuances equal to or exceeding $90,000, the sublimit for borrowings will be $50,000 with an increase to $75,000 after the close of any fiscal quarter in which our Maximum Total Leverage Ratio is 2.25 to 1.00 or less, in each case, including any borrowings under the Revolving Credit Facility used to make payments of amounts due or outstanding in respect of the 6.5% Notes.

We believe that sales of non-strategic assets and cash flow from operations will allow us to operate under the reduced commitment amount of $115,000 for the Revolving Credit Facility subsequent to June 30, 2013. We continue to pursue opportunities to sell non-strategic and under-performing assets (including equipment, real property and businesses) as well as take steps to generate positive operating cash flow in order to pay down debts, reduce our financial leverage, and strengthen our overall balance sheet.

For additional information regarding the Amended and Restated Credit Agreement, see the discussion in Note 6 – Long Term Debt.

Covenants

On November 7, 2012, following receipt of the required consents, we entered into a fifth supplemental indenture (the “Fifth Supplemental Indenture”) to the Indenture for the 6.5% Notes. The Fifth Supplemental Indenture further amended Section 6.13 of the Indenture so that certain restrictions on our ability to incur indebtedness are not applicable to our borrowings under the Amended and Restated Credit Agreement during the period from and including the effective date of the Fifth Supplemental Indenture through and including December 15, 2012.

The table below sets forth the primary covenants in the Amended and Restated Credit Agreement, which have been modified from the 2010 Credit Agreement and the calculation with respect to these covenants at September 30, 2012:

	Covenants Requirements	Actual Ratios at September 30, 2012
Maximum Total Leverage Ratio(1) (debt divided by Covenant EBITDA) should be equal to or less than:	5.50 to 1	4.20

Minimum Interest Coverage Ratio(2) (Covenant EBITDA divided by interest expense as defined in the Amended and Restated Credit Agreement) should be equal to or exceed:	2.25 to 1	2.90

(1)	The Maximum Total Leverage Ratio decreases to 4.00 as of December 31, 2012, 3.25 as of March 31, 2013, 3.00 as of June 30, 2013 and 2.75 as of September 30, 2013.
(2)	The Minimum Interest Coverage Ratio increases to 2.75 as of December 31, 2012 and 3.00 as of December 31, 2013.

Depending on our financial performance, we may be required to request additional amendments, or waivers for the primary covenants, dispose of assets, or obtain refinancing in future periods. There can be no assurance that we will be able to obtain additional amendments or waivers, complete asset sales, or negotiate agreeable refinancing terms should it become needed.

The Amended and Restated Credit Agreement also includes customary affirmative and negative covenants, including:

•	Limitations on capital expenditures (greater of $70,000 or 25% of EBITDA).

•	Limitations on indebtedness.

•	Limitations on liens.

•	Limitations on certain asset sales and dispositions.

•	Limitations on certain acquisitions and asset purchases if certain liquidity levels are not maintained.

A default under the Amended and Restated Credit Agreement may be triggered by events such as a failure to comply with financial covenants or other covenants or a failure to make payments when due under the Amended and Restated Agreement a failure to make payments when due in respect of, or a failure to perform obligations relating to, debt obligations in excess of $15,000; a change of control of the Company; and certain insolvency proceedings. A default under the Amended and Restated Credit Agreement would permit the Administrative Agent, Crédit Agricole, and the lenders to terminate their commitment to make cash advances or issue letters of credit, require the immediate repayment of any outstanding cash advances with interest and require the cash collateralization of outstanding letter of credit obligations.

As of September 30, 2012, we would not have complied with the Maximum Total Leverage Ratio under the 2010 Credit Agreement. However, certain covenants, including the Maximum Total Leverage Ratio, previously in effect under the 2010 Credit Agreement, were modified under the Amended and Restated Credit Agreement, effective as of September 30, 2012. As a result of the modification of these covenants under the Amended and Restated Credit Agreement, we avoided a covenant default under the 2010 Credit Agreement as of September 30, 2012.

As of September 30, 2012, we complied with all covenants under the Amended and Restated Credit Agreement.

Cash Balances

As of September 30, 2012, we had cash and cash equivalents of $15,908. Our cash and cash equivalent balances held in the United States and foreign countries were $6,855 and $9,053, respectively. In 2011, we discontinued our strategy of reinvesting non-U.S. earnings in foreign operations.

Our working capital position for continuing operations decreased $13,699 to $158,753 at September 30, 2012 from $172,452 at December 31, 2011, primarily attributed to $46,700 in payments against our existing Term Loan for the first nine months of 2012, partially offset by increased accounts receivable and costs in excess of billings during the first nine months of 2012. Significantly reducing our existing Term Loan balance has resulted in lower cash balances. In order to compensate, we have placed additional emphasis in achieving a cash neutral position in our customer contract negotiations and balancing our receivable collections with our vendor payments. Occasionally, vendor payments have been delayed when clients delayed payments or we were delayed in reaching project milestone payments to improve our liquidity.

Accounts payable have increased during the first nine months of 2012 due to increased levels of business activity. With peak annual activity levels during the second and third quarter, we expect that liquidity will improve as collections from customers increase over the remainder of the year. The primary liquidity improvement results from accessing $60,000 of new term loans under the Amended and Restated Credit Agreement referred to above.

Settlement Agreement

On March 29, 2012, we entered into a Settlement Agreement with WAPCo to settle the WAGP project litigation. The Settlement Agreement provides that we will make payments to WAPCo over a period of six years totaling $55,500. We timely made each of the $4,000 payments that became due on March 31, June 30, and September 30, 2012. An additional payment of $2,000 will be made in the fourth quarter of 2012.

The Settlement Agreement also provides that the payments due in the years 2015, 2016 and 2017 may be accelerated and become payable in whole or in part in the fourth quarter of 2014 in the event we achieve certain metrics (the “Acceleration Metrics”). The Acceleration Metrics include, among other things, achieving a leverage ratio of debt to EBITDA of 2.25 to 1.00 or less or increasing our overall indebtedness, which accelerates at an amount equal to one-half of the increase in indebtedness. As discussed above, we recently entered into an Amended and Restated Credit Agreement that increased our overall indebtedness by $60,000. As a result, all of the payments due in years 2015, 2016 and 2017, totaling $29,000, have been accelerated and are now due in the fourth quarter of 2014.

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

Cash flows provided by (used in) continuing operations by type of activity were as follows for the nine months ended September 30, 2012 and 2011:

	2012	2011	Increase (Decrease)
Operating activities	$(14,810)	$39,800	$(54,610)
Investing activities	570	32,568	(31,998)
Financing activities	(32,380)	(115,788)	83,408
Effect of exchange rate changes	(2,110)	(253)	(1,857)

Cash used in all continuing activities	$(48,730)	$(43,673)	$(5,057)

Operating Activities

Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of collection of receivables and the settlement of payables and other obligations. Working capital needs are generally higher during the summer and fall months when the majority of our capital-intensive projects are executed. Conversely, working capital assets are typically converted to cash during the late fall and winter months. Operating activities from continuing operations used net cash of $14,810 during the nine months ended September 30, 2012 as compared to $39,800 provided during the same period in 2011. The $54,610 decrease in cash flow provided by operating activities is primarily a result of the following:

•	A decrease in cash flow provided by accounts receivable of $61,000 attributed to the TransCanada settlement in the second quarter of 2011 that did not recur in 2012;

•	A decrease in cash flow provided by accounts receivable of $29,601 attributed to changes in business activity and the timing of cash collections during the period;

•	A decrease in cash flow provided by contracts in progress of $48,649 attributed to changes in business activity; and

•	A decrease in cash flow provided by other changes in operating assets and liabilities of $3,397 attributed to changes in business activity.

This was partially offset by:

•	An increase in cash flow provided by accounts payable of $86,613 related to the timing of cash disbursements during the period.

Investing Activities

Investing activities provided net cash of $570 during the nine months ended September 30, 2012 as compared to $32,568 during the same period in 2011. The $31,998 decrease in cash flow provided by investing activities is primarily the result of a working capital settlement that provided cash of $9,402 in the first quarter of 2011 related to the acquisition of InfrastruX, as well as a decrease of proceeds from sales of property, plant and equipment of $20,822 during the first nine months of 2012 as compared to the same period in 2011.

Financing Activities

Financing activities used net cash of $32,380 during the nine months ended September 30, 2012 as compared to $115,788 used during the same period in 2011. The $83,408 decrease in cash flow used in financing activities is primarily a result of the following:

•	A $47,979 decrease in payments made against our existing Term Loan during the nine months ended September 30, 2012;

•	A $26,585 decrease in payments made against our Revolving Credit Facility and notes payable during the nine months ended September 30, 2012;

•	A $6,111 decrease in payments on capital lease obligations during the first nine months of 2012 as compared to the same period in 2011; and

•	A $4,935 decrease in costs incurred in connection with the 2010 Credit Agreement in 2011.

Discontinued Operations

Cash flows used in operating activities decreased $17,625 in the first nine months of 2012 as compared to the same period in 2011 primarily through an increase in operating income. In addition, cash used in connection with InterCon totaled $4,000 during the first nine months of 2011 and did not recur in the first nine months of 2012.

Cash flows provided by investing activities increased $6,787 during the first nine months of 2012 as a result of a gain in connection with the sale of various assets related to our Canadian cross-country pipeline business.

Interest Rate Risk

Interest Rate Swaps

We are subject to hedging arrangements to fix or otherwise limit the interest cost of our existing Term Loan and Revolving Credit Facility. We are subject to interest rate risk on our debt and investment of cash and cash equivalents arising in the normal course of business, as we do not engage in speculative trading strategies.

We currently have two interest rate swap agreements outstanding for a total notional amount of $150,000 in order to hedge changes in our variable rate interest expense on $150,000 of our existing Term Loan and Revolving Credit Facility LIBOR indexed debt. Under each swap agreement, we receive interest at a rate based on the maximum of either three-month LIBOR or 2% and pay interest at a fixed rate of 2.68%, effective March 28, 2012 through June 30, 2014. The swap agreements are designated and qualify as cash flow hedging instruments, with the effective portion of the swaps’ change in fair value recorded in Other Comprehensive Income (“OCI”). The interest rate swaps are deemed to be highly effective hedges, and resulted in no gain or loss recorded for hedge ineffectiveness in the Condensed Consolidated Statements of Operations. Amounts in OCI are reported in interest expense when the hedged interest payments on the underlying debt are recognized. The carrying amount and fair value of our swap agreements are equivalent since we account for these instruments at fair value. The value of our swap agreements are derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. For validation purposes, the swap valuations are periodically compared to those produced by swap counterparties. Amounts of OCI relating to the interest rate swaps expected to be recognized in interest expense in the coming 12 months total $983.

Interest Rate Caps

In September 2010, we entered into two interest rate cap agreements for notional amounts of $75,000 each in order to limit our exposure to an increase of the interest rate above 3.00 percent, effective September 28, 2010 through March 28, 2012. Total premiums of $98 were paid for the interest rate cap agreements. Through June 1, 2011, the cap agreements were designated and qualified as cash flow hedging instruments, with the effective portion of the caps’ change in fair value recorded in OCI. Amounts in OCI and the premiums paid for the caps were reported in interest expense as the hedged interest payments on the underlying debt were recognized during the period when the caps were designated as cash flow hedges. Through June 1, 2011, the interest rate caps were deemed to be highly effective, resulting in an immaterial amount of hedge ineffectiveness recorded. On June 1, 2011, the caps were de-designated due to the interest rate being fixed on the underlying debt through the remaining term of the caps; changes in the value of the caps subsequent to that date were reported in earnings. The amount reported in earnings for the undesignated interest rate caps for the three and nine months ended September 30, 2012 and 2011 is immaterial. The fair value of the interest rate cap agreements was determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates.

Capital Requirements

We believe that our financial results combined with our current liquidity and financial management will ensure sufficient cash to meet our capital requirements for continuing operations. As such, we are focused on the following significant capital requirements:

•	Providing working capital for projects in process and those scheduled to begin in the fourth quarter of 2012; or

•	Funding our 2012 capital budget of approximately $28,400 of which $16,806 remained unspent as of September 30, 2012.

Contractual Obligations

During the nine months ended September 30, 2012, we made payments of $46,700 against our existing Term Loan, which resulted in the recognition of a $3,405 loss on early extinguishment of debt. These losses represent the write-off of unamortized Original Issue Discount and financing costs inclusive of early payment fees. Such losses are recorded in the line item “Loss on early extinguishment of debt” for the nine months ended September 30, 2012.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk is our exposure to changes in non-U.S. (primarily Canada) currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expense in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expense in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at September 30, 2012 and 2011.

The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the Condensed Consolidated Balance Sheets approximate fair value at September 30, 2012 due to the generally short maturities of these items. At September 30, 2012, we invested primarily in short-term dollar denominated bank deposits. We have the ability and expect to hold our investments to maturity.

Under the 2010 Credit Agreement, we are subject to hedging arrangements to fix or otherwise limit the interest cost of our existing Term Loan and the Revolving Credit Facility. We currently have two interest rate swap agreements outstanding for a total notional amount of $150,000 in order to hedge changes in our variable rate interest expense on $150,000 of our existing Term Loan and Revolving Credit Facility LIBOR indexed debt. Under each swap agreement, we receive interest at a rate based on the maximum of either three-month LIBOR or 2% and pay interest at a fixed rate of 2.68%, effective March 28, 2012 through June 30, 2014. Each swap agreement is designated and qualifies as a cash flow hedging instrument and is deemed a highly effective hedge. The fair value of the swap agreements was $1,729 at September 30, 2012 and was based on using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates. A 100 basis point increase in interest rates would increase the fair value of the swaps by $407. Conversely, a 100 basis point decrease in interest rates (subject to minimum rates of zero) would decrease the fair value of the swaps by $12.

We also entered into two interest rate cap agreements for notional amounts of $75,000 each in order to limit exposure to an increase of the interest rate above 3 percent, effective September 28, 2010 through March 28, 2012. Through June 1, 2011, the cap agreements were designated and qualified as cash flow hedging instruments and were deemed to be highly effective hedges. On June 1, 2011, the caps were de-designated due to the interest rate being fixed on the underlying debt through the remaining term of the caps; changes in the value of the caps subsequent to that date were reported in earnings. The amount reported in earnings for the undesignated interest rate caps for the three and nine months ended September 30, 2012 and 2011 is immaterial. The fair value of the interest rate cap agreements was $0 at September 30, 2012.

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

As of September 30, 2012, we have carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2012 due to the material weakness in internal control over financial reporting, as described below.

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

In response to the identified material weakness in the accounting for income taxes, our management, with oversight from the Company’s Audit Committee, continues to implement the remediation steps listed in Item 9A of our 2011 Annual Report on Form 10-K. More specifically, in the third quarter of 2012, our management has performed the following:

•	Reevaluated the roles and responsibilities within our tax function, which culminated in the hiring of four additional experienced tax managers, including a new Vice President – Tax;

•	Implemented an automated tax software package;

•	Completed a preliminary Tax Basis Balance Sheet; and

•	Enhanced our standardized documentation and processes to ensure the completeness and accuracy of our income tax provision, tax depreciation calculations and other related balance sheet accounts.

We are committed to continuous improvement of our internal control processes and to continuous review of our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may identify additional measures to address the material weakness or determine to modify certain of the remediation procedures described above. Our management, with oversight from the Company’s Audit Committee, will continue to take steps to remediate the known material weakness as expeditiously as possible and enhance the overall design and capability of our control environment.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2012.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see the discussion under the caption “Nigeria Assets and Nigeria-Based Operations – Litigation and Settlement” in Note 14—Discontinuance of Operations, Held for Sale Operations and Asset Disposals of our “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Form 10-Q, which information from Note 14 is incorporated by reference herein.

Item 1A. Risk Factors

There have been no material changes to the risk factors involving us from those previously disclosed in Item 1A of Part I included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, except for changes to our goodwill risk factor which was updated and filed with our Current Report on Form 8-K dated June 29, 2012, filed June 29, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of our common stock by us during the quarter ended September 30, 2012:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2012 – July 31, 2012	22,543	$7.20	—	—
August 1, 2012 – August 31, 2012	567	6.31	—	—
September 1, 2012 – September 30, 2012	—	—	—	—

Total	23,110	$7.18	—	—

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

4	Fifth Supplemental Indenture dated as of November 7, 2012, among Willbros Group, Inc., a Delaware corporation, Willbros United States Holdings, Inc., a Delaware corporation (formerly known as Willbros USA, Inc.), and
BOKF, NA dba Bank of Texas, as trustee (filed as Exhibit 4 to our current report on Form 8-K dated November 7, 2012, filed November 8, 2012).

10.1	Amendment Number 6 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated August 23, 2012.

10.2	Separation Agreement and Release effective September 7, 2012, between Hawkeye LLC, Willbros United States Holdings, Inc., Willbros Group, Inc. and Michael J. Giarratano.

10.3	Amendment and Restatement Agreement dated as of November 8, 2012 to the Credit Agreement, dated as of June 30, 2010, among Willbros United States Holdings, Inc., as borrower, Willbros Group, Inc. and certain subsidiaries thereof, as guarantors, the lenders from time to time party thereto, Credit Agricole Corporate and Investment Bank, as Administrative Agent, Collateral Agent and Issuing Bank, UBS Securities LLC, as Syndication Agent, and Natixis, the Bank of Nova Scotia and Capital One, N.A., as Co-Documentation Agents, as amended (filed as Exhibit 10 to our current report on Form 8-K dated November 7, 2012, filed November 8, 2012).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLBROS GROUP, INC.

Date: November 8, 2012	By:	/s/ Van A. Welch
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

Exhibit Number	Description

4	Fifth Supplemental Indenture dated as of November 7, 2012, among Willbros Group, Inc., a Delaware corporation, Willbros United States Holdings, Inc., a Delaware corporation (formerly known as Willbros USA, Inc.), and
BOKF, NA dba Bank of Texas, as trustee (filed as Exhibit 4 to our current report on Form 8-K dated November 7, 2012, filed November 8, 2012).

10.1	Amendment Number 6 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated August 23, 2012.

10.2	Separation Agreement and Release effective September 7, 2012, between Hawkeye LLC, Willbros United States Holdings, Inc., Willbros Group, Inc. and Michael J. Giarratano.

10.3	Amendment and Restatement Agreement dated as of November 8, 2012 to the Credit Agreement, dated as of June 30, 2010, among Willbros United States Holdings, Inc., as borrower, Willbros Group, Inc. and certain subsidiaries thereof, as guarantors, the lenders from time to time party thereto, Credit Agricole Corporate and Investment Bank, as Administrative Agent, Collateral Agent and Issuing Bank, UBS Securities LLC, as Syndication Agent, and Natixis, the Bank of Nova Scotia and Capital One, N.A., as Co-Documentation Agents, as amended (filed as Exhibit 10 to our current report on Form 8-K dated November 7, 2012, filed November 8, 2012).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.