Form 10-K
period 2012-12-31
Willbros Group, Inc.\NEW\
filed 2013-03-07
CIK 1449732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on the last business day of the Registrant’s most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 29, 2012) was $261,668,288.

The number of shares of the Registrant’s Common Stock outstanding at February 27, 2013 was 49,059,353.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2013 Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2013 are incorporated by reference into Part III of this Form 10-K.

WILLBROS GROUP, INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2012

FORWARD-LOOKING STATEMENTS

This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), oil, gas, gas liquids and power prices, demand for our services, the amount and nature of future investments by governments, expansion and other development trends of the oil and gas, refinery, petrochemical and power industries, business strategy, expansion and growth of our business and operations, the outcome of legal proceedings and other such matters are forward-looking statements. These forward-looking statements are based on assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties. As a result, actual results could differ materially from our expectations. Factors that could cause actual results to differ from those contemplated by our forward-looking statements include, but are not limited to, the following:

•	curtailment of capital expenditures and the unavailability of project funding in the oil and gas, refinery, petrochemical and power industries;

•	inability to obtain adequate financing on reasonable terms;

•	increased capacity and decreased demand for our services in the more competitive industry segments that we serve;

•	reduced creditworthiness of our customer base and higher risk of non-payment of receivables;

•	inability to lower our cost structure to remain competitive in the market or to achieve anticipated operating margins;

•	inability of the energy service sector to reduce costs when necessary to a level where our customers’ project economics support a reasonable level of development work;

•	inability to predict the timing of an increase in energy sector capital spending, which results in staffing below the level required to service such an increase;

•	reduction of services to existing and prospective clients when they bring historically out-sourced services back in-house to preserve intellectual capital and minimize layoffs;

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

PART I

Items 1. and 2. Business and Properties

General

Willbros is full service engineering and construction (“E&C”) company specializing in energy infrastructure serving the oil and gas and power industries. Our services include engineering, procurement and construction (individually or as an integrated engineering, procurement and construction (“EPC”) offering), project management, maintenance and lifecycle extension services. We believe our long experience and expertise in the planning and execution of projects differentiates us from our competitors and provides us with competitive advantages in the markets we serve. Our engineering and project management capabilities position us for early involvement in projects and support our EPC service offering. Our maintenance capabilities provide us the opportunity to participate in the full life cycle of projects, many of which have design lives of more than 25 years.

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

Business Segments

Our segments are comprised of strategic businesses that are defined by the industries or geographic regions they serve. Each is managed as an operation with well established strategic directions and performance requirements. Management evaluates the performance of each operating segment based on operating income, strategic execution, cash management and various other measures. To support our segments we have a focused corporate operation led by our executive management team, which, in addition to oversight and leadership, provides general, administrative and financing functions for the organization. The costs to provide these services are allocated, as are certain other corporate costs, to the three operating segments.

Through our business segments we have been employed by more than 400 clients to carry out work in over 60 countries. These segments operated primarily in the United States, Canada and Oman during 2012. We exited Oman in January 2013. Within the past 10 years, we have worked in Asia, Europe, North America, the Middle East, Africa, and South America. Private sector clients have historically accounted for the majority of our revenue. Governmental entities and agencies have accounted for the remainder. One of our customers, Oncor, was responsible for 15.7 percent and 14.7 percent of our consolidated revenue for 2012 and 2011, respectively. Another customer, Fayetteville Express Pipeline LLC., was responsible for 16.9 percent of our consolidated revenue for 2010.

See Note 14 – Segment Information in Item 8 of this Form 10-K for more information on our operating segments and our continuing operations contract revenue by geographic region.

Oil & Gas

We provide EPC, project management, maintenance and lifecycle extension services to the upstream, midstream and downstream markets. In the upstream and midstream markets, our history of executing large and complex pipeline projects has positioned us to participate in growing markets relative to pipeline integrity management and maintenance as well as in the smaller gathering and processing systems needed to support the extensive oil and gas drilling activity in the United States. In the downstream market, we provide integrated, full-service specialty construction, turnaround, repair and maintenance services, including EPC services, to major integrated oil companies, independent refineries, product terminals and petrochemical companies. We provide these services primarily in the United States; however, our experience includes international projects. We believe that these service offerings, combined with our industry experience in large oil and gas infrastructure projects, allow us to meet our customers’ needs for safety, quality, schedule certainty, and local presence at a competitive price.

Pipeline Construction

We focus on providing our customers the services they want in the geographies they want. Over the past two years we have worked diligently to expand our geographic footprint to align our regional service delivery with the oil and gas exploration taking place in the United States. Our earliest success was attributed to the focus and execution of upstream infrastructure projects and that capability remains today. In building over 124,000 miles of transmission pipelines in our history we believe we have established ourselves as one of the premier pipeline construction firms in North America. With the expansion of liquids-rich production in the United States the demand for pipeline construction has geographically shifted. No longer driven by large diameter long distance projects to deliver natural gas to the eastern corridor, demand has shifted to expanding existing infrastructure capacity as well as building new take-away capacity from these production regions to existing systems. While the projects may not be as large, they are plentiful and still require the technical excellence that we believe we have built over our 100-plus year history.

We are applying our core strengths of engineering, construction and maintenance of oil and gas infrastructure projects to provide multiple services needed to support field development including gathering, production and processing systems. This approach leverages our experience and allows us to utilize it in new ways. We now have regional offices throughout the United States from which we offer the market a full range of infrastructure design, construction and maintenance services to support expanding exploration and production. These regional offices also provide us with broader exposure to existing and new clients and position us to expand the services we offer.

Facilities Construction

Companies in the hydrocarbon value chain require certain facilities in the course of producing, processing, storing and transporting oil, gas, refined products and chemicals. We are experienced in and capable of constructing facilities such as pump stations, flow stations, gas processing facilities, gas compressor stations and metering stations. We provide a full range of services for the engineering, design, procurement and construction of processing, pumping, compression and metering facilities. We are focused on building these facilities in the United States oil and gas market. The construction of station facilities, while not as capital-intensive as pipeline construction, is generally characterized by complex logistics and scheduling, particularly on projects in locations where seasonal weather patterns limit construction options. Our capabilities have been enhanced by our experience in dealing with such challenges on numerous projects in all climatic conditions.

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

We also provide project management, engineering and material procurement services to the refining industry and government agencies, including chemical/process, mechanical, civil, structural, electrical instrumentation/controls and environmental engineering.

Integrity Testing, Management & Maintenance

In addition to capital projects, we also offer our considerable infrastructure construction expertise to our clients through our management and maintenance offerings. This allows us to support our clients with our EPC, engineering, procurement or construction capabilities on a recurring basis through alliance agreements whereby we will be the provider of program development, project management, design, engineering, geographic information systems (“GIS”), and integrity and maintenance services with respect to existing systems. In 2009, we entered into our most significant alliance agreement with NiSource Gas Transmission & Storage (“NGT&S”), a unit of NiSource Inc. We believe this form of alliance, which includes participation in the development of the annual NGT&S capital, maintenance, GIS and integrity programs, will yield significant benefits to both parties and serve as a model for future work, much of which is currently performed by our customers.

EPC Services

EPC projects can often yield profit margins on the engineering and construction components consistent with stand-alone contracts for similar services. The benefits from performing EPC projects include the incremental income associated with project management and the income associated with the procurement component of the contract. Both of these income generating activities are relatively low risk compared with the construction aspect of the project. In performing EPC contracts, we participate in numerous aspects of a project and are, therefore, able to improve the efficiency of the design, permitting, procurement and construction sequence for a project in connection with making engineering and constructability decisions. EPC contracts enable us to deploy our resources more efficiently and capture those efficiencies in the form of improved margins on the engineering and construction components of these projects, at the same time optimizing the overall project solution and execution for the client. While EPC contracts carry lower margins for the procurement component, the increased control over all aspects of the project, coupled with competitive market margins for engineering and construction portions makes these types of contracts attractive to us and, we believe, to our customers.

The refining and process industries strive to minimize costs through operating efficiencies and hiring experienced process engineering as needed. It is often more cost effective to engage a contractor to oversee and manage the planning, engineering, procurement, installation and commissioning of new capacity additions, revamps or new process units to support the need to meet new refining or manufacturing specifications. Our experience and capability covers the breadth of all process units in a refinery, allowing us to offer clients a single source solution for expansion and revamp programs. We seek to do this in the most efficient, competitive manner and supply both our own personnel and supplemental services of other contractors as needed.

Fabrication

Fabrication services can be a more efficient means of delivering engineered, process or production equipment with improved schedule certainty and quality. We provide fabrication services and are capable of fabricating such diverse deliverables as process modules, station headers, valve stations and flare pipes and tips. We currently operate a fabrication facility in Tulsa, Oklahoma which supports our efforts in the oil and gas markets.

Downstream Construction, Maintenance and Turnaround Services

When performing a construction and maintenance project as part of a refinery turnaround, detailed planning and execution is imperative in order to minimize the length of the outage, which can cost owners millions of dollars in downtime. Our experience includes successful turnaround execution on the largest, most complex Fluid Catalytic Cracking (“FCC”) units. Our record in providing a construction-driven approach with attention to planning, scheduling and safety places us at the forefront of qualified bidders in North America for work on FCC units and qualifies us for most turnaround projects of interest. These services include refractory services, furnace re-tube and revamp projects, stainless and alloy welding services and heavy rigging and equipment setting. The skills and experience gained from our turnaround performance is complementary to our construction services for new units, expansions and revamp projects.

Tank Services

We provide services to the above-ground storage tank industry. Our capabilities include: American Petroleum Institute (“API”) compliant tank maintenance and repair; floating roof seals; floating roof installations and repairs; secondary containment bottoms, cone roof and structure replacements; and new API compliant aboveground storage tanks. We provide these services on a stand-alone basis or in combination, including EPC solutions.

Stray Voltage and Gas Leak Detection

Our crews test for stray voltage and gas leaks in areas where these problems are suspected. Stray voltage typically arises through a failure to properly ground electrical equipment and may result in injury to the public. Similarly, gas leaks often occur as a result of the deterioration of gas distribution infrastructure.

Utility-line Locating

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

Emergency Storm Response

Our nationwide emergency storm response capabilities span both electric power transmission and distribution systems. We provide storm response services for our existing customers (“on-system”) as well as customers with which we have no ongoing Master Service Agreement (“MSA”) relationships (“off-system”). Typically with little notice, our crews deploy nationally in response to hurricanes, ice storms, tornadoes, floods and other natural disasters which damage critical electric T&D infrastructure. Some notable examples of major emergency storm response deployments include the rebuilding of electric power distribution systems damaged by Hurricane Katrina in Louisiana, Hurricane Ike in Texas and Superstorm Sandy in New England.

Cable Restoration and Assessment

In the U.S. and internationally, we offer two complementary services to utilities and industrial companies for the restoration of electrical power cables and the condition assessment of electrical cable systems.

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

Canada

Our Canada segment provides an integrated suite of services to customers located in the oil sands region in Alberta. We deliver fabrication and facility services and field services to provide cost-effective, responsive solutions to our customers. Our experience and expertise includes Hydrotransport and Tailings lines (“HTTL”) construction and maintenance, along with general mechanical and facility project-oriented construction. Through our fabrication facilities in Edmonton, we provide process modules, pipe spooling and Chromium Carbide Overlay, which is a process of cladding pipe to withstand highly abrasive bitumen sand slurry transported through HTTL from mining sites to separation facilities. We also provide specialty services such as design, supply and installation, maintenance and revamps of fired heaters and other fabricated assemblies to the oil sands market in northern Alberta. Further, our offerings include terminal and tank farms and smaller capital projects related to both production and process facilities.

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

Leverage Core Service Expertise into Additional Full EPC Contracts

Our core expertise and service offerings allow us to provide our customers with a single source EPC solution which creates greater efficiencies and benefits both our customers and our company. We believe our Oil & Gas segment’s EPC services, which is focused on small to mid-sized capital projects, is relatively unique in our respective markets, providing us with a competitive advantage in providing these services. In performing integrated EPC contracts, we often perform front-end engineering and design services while establishing ourselves as overall project managers from the earliest stages of project inception and are, therefore, able to improve the efficiency of the design, permitting, procurement and construction sequence for a project in connection with making engineering decisions. Our customers benefit from a more seamless execution; while for us, these contracts often yield more consistent profit margins on the engineering and construction components of the contract compared to stand-alone contracts for similar services. Additionally, this contract structure allows us to deploy our resources more efficiently and capture the engineering, procurement and construction components of these projects.

Backlog

For information regarding our backlog, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Financial Measures – Backlog included in this Form 10-K.

Competition

We operate in a highly competitive environment. We compete against companies that have financial and other resources substantially in excess of those available to us. In certain markets, we compete against national and regional firms against which we may not be price competitive. We have different competitors in different markets, including those listed below.

•	Oil & Gas Segment:

•

Construction and Maintenance: Quanta Services, MasTec, Primoris, Associated Pipeline Contractors, Sheehan Pipeline Construction, U.S. Pipeline, Welded Construction, Henkels & McCoy, Michels Corporation, North American Energy Services, Flint Energy Services, Ledcor, AltairStrickland, JV Industrial Companies, Plant Performance Services, Kellogg Brown & Root (“KBR”), Chicago Bridge & Iron and Matrix Services. In addition, there are a number of regional competitors such as Sunland, Dyess and Jomax.

•	Professional Services: CH2M Hill, Gulf Interstate, Jacobs Engineering, Universal Pegasus, Trigon, Mustang Engineering and ENGlobal.

•	Utility T&D Segment - Quanta Services, MYR Group, MasTec and Pike Electric and larger privately-held companies such as Henkels & McCoy, Michels Corporation and Miller Pipeline.

•	Canada Segment – Michels Corporation, North American Energy Services, Flint Energy Services, Ledcor, KBR and OJ Pipelines.

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

Under a fixed-price contract, we agree on the price that we will receive for the entire project, based upon specific assumptions and project criteria. If our estimates of our own costs to complete the project are below the actual costs that we may incur, our margins will decrease, possibly resulting in a loss. The revenue, cost and gross profit realized on a fixed-price contract will often vary from the estimated amounts because of unforeseen conditions or changes in job conditions and variations in labor and equipment productivity over the term of the contract. If we are unsuccessful in mitigating these risks, we may realize gross profits that are different from those originally estimated and may incur losses on projects. Depending on the size of a project, these variations from estimated contract performance could have a significant effect on our operating results for any quarter or year. In some cases, we are able to recover additional costs and profits from the client through the change order process. In general, turnkey contracts to be performed on a fixed-price basis involve an increased risk of significant variations. This is a result of the long-term nature of these contracts and the inherent difficulties in estimating costs, and of the interrelationship of the integrated services to be provided under these contracts whereby unanticipated costs or delays in performing part of the contract can have compounding effects by increasing costs of performing other parts of the contract. Our accounting policy related to contract variations and claims requires recognition of all costs as incurred. Revenue from change orders, extra work and variations in the scope of work is recognized when an agreement is reached with the client as to the scope of work and when it is probable that the cost of such work will be recovered in a change in contract price. Profit on change orders, extra work and variations in the scope of work are recognized when realization is reasonably assured. Also included in contract costs and recognized income not yet billed on uncompleted contracts are amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price, or other customer-related causes of unanticipated additional contract costs (unapproved change orders). These amounts are recorded at their estimated net realizable value when realization is probable and can be reasonably estimated. Unapproved change orders and claims also involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded unapproved change orders may be made in the near term. If we do not successfully resolve these matters, a net expense (recorded as a reduction in revenues), may be required, in addition to amounts that have been previously provided.

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

We attempt to manage contract risk by implementing a standard contracting philosophy to minimize liabilities assumed in the agreements with our clients. However, there may be contracts or MSAs in place that do not meet our current contracting standards. While we have made efforts to improve our contractual terms with our clients, this process takes time to implement. We have attempted to mitigate the risk by requesting amendments to our contracts and by maintaining primary and excess insurance, with certain specified limits to mitigate our exposure in the event of a loss.

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

Termination. Oncor could in some cases seek to terminate for cause or limit our activity or seek to assess penalties against us under the agreement. Oncor may terminate the agreement upon 90-days notice or any work request thereunder without prior notice in each case at its sole discretion and may terminate the agreement upon 30-days notice in the event there is an announcement of the intent to undertake or an actual occurrence of a change in control of Oncor or Willbros Utility T&D Holdings, LLC. Oncor may also terminate the agreement for cause if, among other things, we breach and fail to adequately cure a representation or warranty under the agreement, we materially or repeatedly default in the performance of our material obligations under the agreement or we become insolvent.

In the event Oncor terminates the agreement for convenience or due to an anticipated or actual change of control of Oncor, Oncor must pay us a termination fee. In addition, we would have to adjust a significant portion of our existing customer relationship intangible asset attributed to Oncor which was recorded in connection with the InfrastruX acquisition.

Employees

At December 31, 2012, we directly employed a multi-national work force of 12,054 persons, of which approximately 88.0 percent were citizens of the respective countries in which they work. Although the level of activity varies from year to year, we have maintained an average work force of approximately 7,670 over the past five years. The minimum employment during that period has been 3,714 and the maximum was 12,054. At December 31, 2012, approximately 17.4 percent of our employees were covered by collective bargaining agreements. We believe relations with our employees are satisfactory. The following table sets forth the location of employees by work countries as of December 31, 2012:

	Number of Employees	Percent
U.S. Oil & Gas	6,338	52.6%
U.S. Utility T&D	3,114	25.8%
U.S. Administration	145	1.2%
Canada	962	8.0%
Oman	1,484	12.3%
Utility T&D International	11	0.1%

Total	12,054	100.0%

Equipment

We own, lease and maintain a fleet of generally standardized construction, transportation and support equipment. In 2012, 2011 and 2010, expenditures for capital equipment were $10,870, $10,229 and $15,934 respectively. At December 31, 2012, the net book value of our property, plant and equipment was approximately $128,324.

All equipment is subject to scheduled maintenance to maximize fleet readiness. We continue to evaluate expected equipment utilization, given anticipated market conditions, and may buy or lease new equipment and dispose of underutilized equipment from time to time.

Facilities

The principal facilities that we utilize to operate our business are:

Principal Facilities
Business	Location	Description	Ownership

U.S. Oil & Gas	Houston, TX	Office space	Lease

	Kansas City, MO	Office space	Lease

	Eunice, NM	Office and general warehouse	Lease

	Carlsbad, NM	Office and general warehouse	Lease

	Odessa, TX	Office and general warehouse	Lease

	George West, TX	Office and general warehouse	Lease

	Ponder, TX	Office and general warehouse	Lease

Principal Facilities
Business	Location	Description	Ownership

	Baton Rouge, LA	Office space	Lease

	Catoosa, OK	Manufacturing, general warehousing and office space	Own

	Greeley, CO	Office and general warehouse	Lease

	Watford City, ND	Office and general warehouse	Lease

	Gillette, WY	Office and general warehouse	Lease

	Cambridge, OH	Office and general warehouse	Lease

	Adrian, MI	Office and general warehouse	Lease

	St. Rose, LA	Office space	Lease

	Tulsa, OK	Manufacturing, general warehousing and office space	Lease

Utility T&D	Buckeburg, Germany	Office and general warehouse	Lease

	Kent, WA	Office and general warehouse	Lease

	Pittsburgh, PA	Office and general warehouse	Lease

	McKinney, TX	Office and general warehouse	Lease

	Ft. Worth, TX	Office space	Lease

	Hauppauge, NY(1)	Office and general warehouse	Lease

	Jacksonville, VT	Office and general warehouse	Lease

Canada	Ft. McMurray, Alberta, Canada	Lay down area	Lease

	Ft. McMurray, Alberta, Canada	Office space	Lease

	Edmonton, Alberta, Canada	Fabrication and manufacturing facility	Lease

	Acheson, Alberta, Canada	Office space and equipment yard	Lease

	Sherwood Park, Alberta, Canada	Office space	Lease

	Calgary, Alberta, Canada	Office space	Lease

	Calgary, Alberta, Canada	Fabrication and preparation facility	Lease

Oman	Oman	Office space, fabrication and maintenance facility	Lease

Headquarters	Houston, TX	Office space	Lease

(1)	Location is currently classified as held for sale.

We lease other facilities used in our operations, primarily sales/shop offices, equipment sites and expatriate housing units in the United States, Canada and Oman. Rent expense for all leased facilities was approximately $12,697 in 2012, $9,133 in 2011 and $7,644 in 2010.

Insurance and Bonding

Operational risks are analyzed and categorized by our risk management department and are insured through major international insurance brokers under a comprehensive insurance program, which includes commercial insurance policies, consisting of the types and amounts typically carried by companies engaged in the worldwide engineering and construction industry. We maintain worldwide master policies written mostly through highly-rated insurers. These policies cover our property, plant, equipment and cargo against all normally insurable risks. Other policies cover our workers and liabilities arising out of our operations. Primary and excess liability insurance limits are consistent with industry standards for the level of our asset base. Risks of loss or damage to project works and materials are often insured on our behalf by our clients. On other projects, “builders all risk insurance” is purchased when deemed necessary. Substantially all insurance is purchased and maintained at the corporate level, with the exceptions being certain basic insurance, which must be purchased in some countries in order to comply with local insurance laws.

The insurance protection we maintain may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. An enforceable claim for which we are not fully insured could have a material adverse effect on our results of operations. In the future, our ability to maintain insurance, which may not be available or at rates we consider reasonable, may be affected by events over which we have no control, such as those that occurred on September 11, 2001. In 2012, we were not constrained by our ability to bond new projects, nor have we been negatively impacted in early 2013.

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

We do not know and cannot predict whether any proposed legislation or regulations will be adopted or how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact our business segments. Depending on the final provisions of such rules or legislation, it is possible that such future laws and regulations could result in increasing our compliance costs or, capital spending requirements or creating additional operating restrictions on us or our customers. It is also possible that such future developments could curtail the demand for fossil fuels and increase the demand for renewable energy sources, which could adversely affect the demand for some of our services and improve the demand for some of our other services. Likewise, we cannot predict with any certainty whether any changes to temperature, storm intensity or precipitation patterns as a result of climate change (or otherwise) will have a material impact on our operations.

Compliance with applicable environmental requirements has not, to date, had a material effect on the cost of our operations, earnings or competitive position. However, as noted above, compliance with amended, new or more stringent requirements of existing environmental regulations or requirements may cause us to incur additional costs or subject us to liabilities that may have a material adverse effect on our results of operations and financial condition.

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

We are subject to a number of financial and other covenants under our Amended and Restated Credit Agreement, including a Maximum Total Leverage Ratio and a Minimum Interest Coverage Ratio. The Maximum Total Leverage Ratio decreases from 4.00 to 1.00 at December 31, 2012 to 3.25 to 1.00 as of March 31, 2013, 3.00 to 1.00 as of June 30, 2013 and 2.75 to 1.00 as of September 30, 2013. The Minimum Interest Coverage Ratio increases from 2.75 to 1.00 at December 31, 2012 to 3.00 to 1.00 as of December 31, 2013. We were in compliance with each of these financial covenants as of December 31, 2012. However, the margin of compliance was tight, and although our internal forecast indicates that we will continue to comply during 2013, there is no assurance that we will be able to maintain compliance with these increasingly stringent financial covenants.

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

A default under the Amended and Restated Credit Agreement would permit the lenders to terminate their commitment to make cash advances or issue letters of credit, require us to immediately repay any outstanding cash advances with interest and require us to cash collateralize outstanding letter of credit obligations. If the maturity of our credit agreement indebtedness were accelerated, we may not have sufficient funds to pay such indebtedness. In such an event, our lenders would be entitled to proceed against the collateral securing the indebtedness, which includes substantially all of our assets, to the extent permitted by the credit agreement and applicable law.

Beginning in July 2013, the interest rate on our borrowings will increase and the total revolving commitment will decrease. Our credit facility expires on June 30, 2014.

Under our prior credit agreement, amounts borrowed under our Revolving Credit Facility bore interest at a Eurocurrency rate or a base rate, plus in each case, an applicable margin based on the Total Leverage Ratio. The margin ranged from 3.0 percent to 3.75 percent on Eurocurrency rate loans and from 2.0 percent to 2.75 percent on base rate loans. Under the Amended and Restated Credit Agreement, beginning July 1, 2013, the applicable margin on Eurocurrency rate revolving loans increases to 7.5 percent, and the applicable margin on base rate revolving loans increases to 6.5 percent, in each case irrespective of the then current Total Leverage Ratio. In addition, beginning on July 1, 2013, the aggregate amount of commitments under the revolving credit facility will decrease from $175.0 million to $115.0 million.

As of December 31, 2012, we had $104.4 million in outstanding revolver borrowings and $58.1 million in letters of credit outstanding, with $12.5 million remaining against our $175 million capacity. Subsequent to December 31, 2012, we repaid $34.0 million of our outstanding borrowings through proceeds received from the sale of Willbros Middle East Limited, which held our operations in Oman.

We believe that additional sales of non-strategic assets and cash flow from operations will allow us to operate under the reduced commitment amount of $115.0 million for the revolving credit facility subsequent to June 30, 2013. We continue to take steps to generate positive operating cash flow and will continue to pursue opportunities to reduce our financial leverage and strengthen our overall balance sheet. These steps may include additional sales of non-strategic and under-performing assets (including equipment, real property and businesses) as well as accessing capital markets to reduce or refinance our indebtedness. We are also seeking to refinance our credit facility, which expires on June 30, 2014. However, we can provide no assurance that we will be successful in reducing or refinancing our existing indebtedness, increasing our borrowing capacity or lowering our borrowing costs.

We may be subject to further legal action if we are unable to make payments required of us pursuant to our settlement agreement of the WAPCo lawsuit.

On March 29, 2012, Willbros Global Holdings, Inc., formerly known as Willbros Group, Inc., a Panama corporation (“WGHI”), which is now one of our subsidiaries and holds a portion of our non-U.S. operations, and Willbros Group, Inc. (“WGI”) entered into a settlement agreement with West African Gas Pipeline Company Limited (“WAPCo”) to settle the litigation which was instituted in the London High Court by WAPCo against WGHI in 2010 (the “Settlement Agreement”). In the litigation, WAPCo had asserted claims against WGHI totaling $273.7 million plus costs and interest. For additional information regarding this litigation, see Note 18 – Discontinuance of Operations, Held for Sale Operations and Asset Disposals of our “Notes to Consolidated Financial Statements” in Item 8 of Part II of this Form 10-K.

The Settlement Agreement provides that WGHI will make payments to WAPCo over a period of six years totaling $55.5 million. $14.0 million was due in 2012 and has been paid timely. $5.0 million is due in 2013 and $7.5 million is due in 2014. The remaining $29.0 million was originally due over the period of 2015, 2016, and 2017. The Settlement Agreement also provides that the payments due in these latter years may be accelerated and become payable in whole or in part in the fourth quarter of 2014 in the event the Company achieves certain metrics (the “Acceleration Metrics”). The Company achieved one of the Acceleration Metrics during 2012 when it entered into an Amended and Restated Credit Agreement that increased its overall indebtedness by $60.0 million. As a result, the $29.0 million in payments that were originally due in years 2015, 2016 and 2017 have been accelerated and are now due in the fourth quarter of 2014.

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

In May 2008, after reaching agreement with the Company, the DOJ filed an Information and Deferred Prosecution Agreement (“DPA”) in the United States District Court in Houston concluding its investigation into violations of the Foreign Corrupt Practices Act (“FCPA”) by WG and its subsidiary, Willbros International, Inc. (“WII”). Also in May 2008, we reached a final settlement with the SEC to resolve its previously disclosed investigation of possible violations of the FCPA and possible violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. These investigations stemmed primarily from our former operations in Bolivia, Ecuador and Nigeria. The settlements together required us to pay, over approximately three years, a total of $32.3 million in penalties and disgorgement, plus post-judgment interest on $7.7 million of that amount. We made the final payments under these settlements in October 2011. The criminal information associated with the DPA was dismissed, with prejudice, upon motion filed by the DOJ and signed by the court on April 2, 2012.

With respect to the SEC settlement, we are permanently enjoined from committing any future violations of the federal securities laws.

Our failure to abide by the FCPA and other laws could result in prosecution and other regulatory sanctions and severely impact our operations. A criminal conviction for violations of the FCPA could result in fines, civil and criminal penalties and equitable remedies, including profit disgorgement and injunctive relief, and would have a material adverse effect on our business. In addition, the prosecution of former employees may impact our operations or result in legal actions against us, including actions by foreign governments, in countries that are the subject of the settlements. The settlements could also result in third-party claims against us, which may include claims for special, indirect, derivative or consequential damages.

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

In recent years, federal and state legislation has been passed and resulting regulations have been adopted that could significantly increase spending on electric power transmission and natural gas pipeline infrastructure, including the Energy Act of 2005, the American Recovery and Reinvestment Act of 2009 and state Renewable Portfolio Standard (“RPS”) programs. However, much fiscal, regulatory and other uncertainty remains as to the impact this legislation and regulation will ultimately have on the demand for our Utility T&D services. For instance, regulations implementing provisions of the Energy Act of 2005 that may affect demand for our Utility T&D services remain, in some cases, subject to review in various federal courts. Accordingly, the effect of these regulations, once finally implemented, is uncertain and may not result in increased spending on the electric power transmission infrastructure. Continued uncertainty regarding the implementation of the Energy Act of 2005 may result in slower growth in demand for our Utility T&D services.

Renewable energy initiatives, including the recent extension of tax credits for wind and other renewable energy projects that begin construction in 2013, Texas’ Competitive Renewable Energy Zone, or “CREZ” plan, and other RPS initiatives, may not lead to increased demand for our Utility T&D services. A majority of states and Washington D.C. have mandatory RPS programs that require certain percentages of power to be generated from renewable sources. However, for budgetary or other reasons, states may reduce those mandates or make them optional or extend deadlines, which could reduce, delay or eliminate renewable energy development in the affected states. Furthermore, renewable energy is generally more expensive to produce and may require additional power generation sources as backup. Funding for RPS programs may not be available or may be further constrained as a result of the significant declines in government budgets and subsidies and in the availability of credit to finance the significant capital expenditures necessary to build renewable generation capacity. These factors could lead to fewer projects resulting from RPS programs than anticipated or a delay in the timing of these projects and the related infrastructure, which would negatively affect the demand for our Utility T&D services. Moreover, even if the RPS programs are fully developed and funded, we cannot be certain that we will be awarded any resulting contracts. In addition, infrastructure projects such as those envisioned by CREZ and RPS initiatives are also subject to delays or cancellation due to local factors such as siting disputes, protests and litigation. Before we will receive revenues from infrastructure build-outs associated with any of these projects, substantial advance preparations are required such as engineering, procurement, and acquisition and clearance of rights-of-way, all of which are beyond our control. Investments for renewable energy and electric power infrastructure may not occur, may be less than anticipated or may be delayed, may be concentrated in locations where we do not have significant capabilities, and any resulting contracts may not be awarded to us, any of which could negatively impact demand for our Utility T&D services.

In addition, the increase in long-term demand for natural gas that we believe will benefit from anticipated U.S. greenhouse gas regulations may be delayed or may not occur. It is difficult to accurately predict the timing and scope of any potential federal or state greenhouse gas regulations that may ultimately be adopted or the extent to which demand for natural gas will increase as a result of any such regulations.

We have had material weaknesses in our internal control over financial reporting in prior fiscal years. Failure to maintain effective internal control over financial reporting could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis. As a result, our business, operating results and liquidity could be harmed.

As disclosed in our prior annual reports on Form 10-K, we identified material weaknesses in financial reporting as of December 31, 2011 and 2010 and for the years 2004 through 2007. These material weaknesses led to the restatement of our previously issued consolidated financial statements for fiscal years 2002 and 2003, the first three quarters of 2004 and the first three quarters of 2011. In addition, InfrastruX Group, LLC (“InfrastruX”), the company we acquired in July 2010, identified a material weakness in its reporting systems in connection with its fiscal 2008 audit. We believe that all of these material weaknesses have been successfully remediated.

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

Revenues derived from our storm restoration services are highly volatile and uncertain due to the unpredictable nature of weather-related events. InfrastruX’s annual storm restoration revenues have been as high as $67.0 million in 2008 when InfrastruX experienced the largest storm restoration revenues in its history as several significant hurricanes impacted the Gulf Coast and Florida and ice storms affected the Northeast, but storm restoration revenues were approximately $9.0 million and $25.8 million in 2012 and 2011, respectively. Therefore, InfrastruX’s storm restoration revenues for 2008 are not indicative of the revenues that this business typically generates in any period or can be expected to generate in any future period. Our Utility T&D segment’s revenues and operating income will likely continue to be subject to significant variations and uncertainties due to the volatility of our storm restoration volume. We may not be able to generate incremental revenues from storm activities to the extent that we do not receive permission from our regular customers (including Oncor) to divert resources from their projects to the restoration work for customers with which we do not have ongoing MSA relationships In addition, our storm restoration revenues are offset in part by declines in our transmission and distribution (“T&D”) services because we staff storm restoration mobilizations by diverting resources from our T&D services.

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

We operate primarily in the oil and gas, refinery, petrochemical and electric power industries, providing services to a limited number of clients. Much of our success depends on developing and maintaining relationships with our major clients and obtaining a share of contracts from these clients. The loss of any of our major clients could have a material adverse effect on our operations. One client was responsible for approximately 15.7 percent of total contract revenue in 2012. This client was also responsible for 27.2 percent of our 12 month backlog and 49.3 percent of our total backlog at December 31, 2012.

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

Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” may be contributing to warming of the earth’s atmosphere. As a result, there have been a variety of regulatory developments, proposals or requirements and legislative initiatives that have been introduced and/or issued in the United States (as well as other parts of the world) that are focused on restricting the emission of carbon dioxide, methane and other greenhouse gases. Although it is difficult to accurately predict how such legislation or regulations, including those introduced or adopted in the future, would impact our business and operations, it is possible that such laws and regulations could result in greater compliance costs, capital spending requirements or operating restrictions for us and/or our customers and could adversely affect the demand for some of our services.

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

A number of plans to which our business units contribute or may contribute in the future are in “endangered” or “critical” status. Certain of these plans may require additional contributions, generally in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by these plans. The amount of additional funds, if any, that we may be obligated to contribute to these plans in the future cannot be estimated, as such amounts will likely be based on future levels of work that require the specific use of those union employees covered by these plans.

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

Name	Age	Position(s)
Robert R. Harl	62	Director, President and Chief Executive Officer

Van A. Welch	58	Executive Vice President and Chief Financial Officer

James L. Gibson	62	Executive Vice President and Chief Operating Officer

Jerrit M. Coward	44	Executive Vice President, Business/Corporate Development

Peter W. Arbour	64	Senior Vice President and General Counsel

Robert R. Harl was elected to the Board of Directors and President and Chief Operating Officer of Willbros Group, Inc. in January 2006 and as Chief Executive Officer in January 2007. Mr. Harl has over 30 years’ experience working with KBR, a global engineering, construction and services company, and its subsidiaries in a variety of officer capacities, serving as President of several of KBR’s business units. Mr. Harl’s experience includes executive management responsibilities for units serving both upstream and downstream oil and gas sectors as well as power, governmental and infrastructure sectors. He was President and Chief Executive Officer of KBR from March 2001 until July 2004 when he was appointed Chairman, a position he held until January 2005. KBR filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in December 2003 in order to discharge certain asbestos and silica personal injury claims. The order confirming KBR’s plan of reorganization became final in December 2004, and the plan of reorganization became effective in January 2005. Mr. Harl was engaged as a consultant to Willbros from August 2005 until he became an executive officer and member of the Board of Directors of Willbros in January 2006. In October 2010, Mr. Harl resigned from the office of Chief Operating Officer prior to Mr. Gibson’s election to that office.

Van A. Welch joined Willbros in 2006 as Senior Vice President, Chief Financial Officer and Treasurer of Willbros Group, Inc.; he served as Treasurer until September 2007, and re-assumed that office in July 2010. In May 2011, he was promoted to Executive Vice President, Chief Financial Officer and Treasurer. He resigned from the office of Treasurer in May 2012. Mr. Welch has over 29 years’ experience in project controls, administrative and finance positions with KBR, a global engineering, construction and services company, and its subsidiaries, serving in his last position as Vice President – Finance and Investor Relations and as a member of KBR’s executive leadership team. From 1998 to 2006, Mr. Welch held various other positions with KBR including Vice President, Accounting and Finance of the Engineering and Construction Division, Vice President, Accounting and Finance of Onshore Operations and Senior Vice President of Shared Services. Mr. Welch is a Certified Public Accountant.

James L. Gibson was named Executive Vice President and Chief Operating Officer of Willbros in May 2011, after having served as the Company’s Chief Operating Officer since October 2010. Mr. Gibson joined Willbros in March 2008. He was named President, Willbros Canada in July 2008, and appointed President Downstream Oil & Gas in February 2010. Mr. Gibson brings more than 39 years of diversified construction experience in managing all aspects of project performance including: cost, schedules, quality, safety, budget, regulatory requirements and subcontracting. Prior to joining Willbros, he was employed by KBR, for the majority of his career, beginning in 1972. He held a number of positions at KBR in project management services performing work in refineries and chemical plants. He has managed projects for Syncrude Canada Limited in Alberta and other projects in the oil sands industry in the Fort McMurray area. Mr. Gibson holds several contractor certifications and licenses and graduated from the University of Texas with a Bachelor of Science in Engineering.

Jerrit M. Coward joined Willbros in 2002 as a Project Manager, and assumed full operations responsibility for our Nigerian operations in 2005, overseeing the discontinuation and sale of our Nigerian interests. He was promoted to President of our Upstream Oil & Gas segment in January 2008 and served as President of Oil & Gas, Construction and Maintenance until his promotion to Executive Vice President, Business/Corporate Development in January 2013. Prior to joining Willbros, he worked for Global Industries as Project Manager, Operations Manager and Commercial Manager. He has held foreign assignments in Nigeria and Mexico as well as executing international projects in various other countries. Mr. Coward is a graduate of Texas A&M University at Galveston with a Bachelor of Science in Maritime Systems Engineering.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock commenced trading on the New York Stock Exchange on August 15, 1996, under the symbol “WG.” The following table sets forth the high and low sale prices per share of our common stock as reported by the New York Stock Exchange for the periods indicated:

	High	Low
For the year ended December 31, 2012:
First Quarter	$5.10	$3.24
Second Quarter	6.69	3.75
Third Quarter	7.22	4.86
Fourth Quarter	5.72	4.12
For the year ended December 31, 2011:
First Quarter	$12.55	$9.03
Second Quarter	11.87	7.50
Third Quarter	9.41	4.15
Fourth Quarter	5.53	3.13

Substantially all of our stockholders maintain their shares in “street name” accounts and are not, individually, stockholders of record. As of February 27, 2013, our common stock was held by approximately 250 holders of record and an estimated 4,850 beneficial owners.

Dividend Policy

Since 1991, we have not paid any cash dividends on our capital stock, except dividends in 1996 on our outstanding shares of preferred stock, which were converted into shares of common stock on July 15, 1996. We anticipate that we will retain earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Our Amended and Restated Credit Agreement prohibits us from paying cash dividends on our common stock.

Issuer Purchases of Equity Securities

The following table provides information about purchases of our common stock by us during the fourth quarter of 2012:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2012 – October 31, 2012	1,048	$5.49	—	—
November 1, 2012 – November 30, 2012	4,009	4.32	—	—
December 1, 2012 – December 31, 2012	1,539	5.27	—	—

Total	6,596	$4.73	—	—

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

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010	2009	2008
Statement of Operations Data:
Contract revenue	$2,004,246	$1,450,198	$1,076,998	$1,185,809	$1,730,667
Operating expenses (income):
Contract	1,805,995	1,309,865	944,514	1,046,144	1,499,084
Amortization of intangibles	14,985	15,108	9,437	6,515	10,420
General and administrative	153,852	129,168	108,577	79,971	110,034
Goodwill impairment	8,067	178,575	60,000	—	62,295
Changes in fair value of contingent earn-out liability	—	(10,000)	(45,340)	—	—
Settlement of project dispute	—	8,236	—	—	—
Acquisition costs	—	—	10,055	2,499	—
Other charges	151	105	3,771	12,694	—

Operating income (loss)	21,196	(180,859)	(14,016)	37,986	48,834
Interest expense, net	(29,387)	(45,031)	(27,621)	(8,360)	(9,049)
Other, net	(402)	(458)	1,632	(674)	861
Loss on early extinguishment of debt	(3,405)	(6,304)	—	—	—

Income (loss) from continuing operations before income taxes	(11,998)	(232,652)	(40,005)	28,952	40,646
Provision (benefit) for income taxes	5,839	(32,293)	(27,184)	7,528	17,028

Income (loss) from continuing operations	(17,837)	(200,359)	(12,821)	21,424	23,618
Income (loss) from discontinued operations net of provision for income taxes	(11,398)	(92,462)	(23,008)	(1,784)	21,850

Net income (loss)	(29,235)	(292,821)	(35,829)	19,640	45,468
Less: Income attributable to noncontrolling interest	(976)	(1,195)	(1,207)	(1,817)	(1,836)

Net income (loss) attributable to Willbros Group, Inc.	$(30,211)	$(294,016)	$(37,036)	$17,823	$43,632

Reconciliation of net income (loss) attributable to Willbros Group, Inc.
Income (loss) from continuing operations	$(18,813)	$(201,554)	$(14,028)	$19,607	$21,782
Income (loss) from discontinued operations	(11,398)	(92,462)	(23,008)	(1,784)	21,850

Net income (loss) attributable to Willbros Group, Inc.	$(30,211)	$(294,016)	$(37,036)	$17,823	$43,632

Basic income (loss) per share attributable to Company shareholders:
Continuing operations	$(0.39)	$(4.25)	$(0.33)	$0.51	$0.57
Discontinued operations	(0.24)	(1.94)	(0.54)	(0.05)	0.56

Net income (loss)	$(0.63)	$(6.19)	$(0.87)	$0.46	$1.13

Diluted income (loss) per share attributable to Company shareholders:
Continuing operations	$(0.39)	$(4.25)	$(0.33)	$0.50	$0.56
Discontinued operations	(0.24)	(1.94)	(0.54)	(0.05)	0.56

Net income (loss)	$(0.63)	$(6.19)	$(0.87)	0.45	$1.12

Cash Flow Data:
Cash provided by (used in):
Operating activities	$(35,738)	$11,713	$46,871	$47,304	$179,071
Investing activities	22,236	58,376	(404,651)	(34,036)	(11,725)
Financing activities	6,574	(147,296)	297,795	(28,481)	(47,469)
Effect of exchange rate changes	(2,137)	(449)	2,402	6,135	(5,001)
Balance Sheet Data (at period end):
Cash and cash equivalents	$54,380	$58,686	$134,305	$196,903	$189,465
Working capital from continuing operations	224,735	143,237	246,282	274,326	263,680
Total assets	978,246	861,771	1,270,345	728,378	787,344
Total liabilities	771,913	630,193	746,805	240,383	343,209
Total debt	303,820	267,748	387,928	103,875	119,988
Stockholders’ equity	206,333	231,578	523,540	487,995	444,135

Other Financial Data (excluding discontinued operations):
12 Month Backlog (at period end)(1)	$1,060,037	$817,292	$709,169	$388,903	$588,898
Capital expenditures, excluding acquisitions	10,870	10,229	15,934	11,082	46,695
Adjusted EBITDA from continuing operations(2)	81,777	50,235	72,221	99,138	157,049
Number of employees (at period end):	12,054	8,810	7,260	3,714	6,512

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

OVERVIEW

Willbros is a provider of engineering and construction services to the oil, gas, refinery, petrochemical and power industries with a focus on infrastructure such as oil and gas pipeline systems, electric T&D systems and refining and processing plants. Our offerings include engineering, procurement and construction (either individually or as an integrated EPC service offering), turnarounds, maintenance and other specialty services.

2012 Year in Review

2012 contract revenue increased $554,048 to $2,004,246 from $1,450,198 in 2011 as a result of growth in all three segments. Revenue generated by our Oil and Gas segment increased over 40.0 percent driven by growth in our regional offices; increased cross country pipeline and facilities construction; strong demand for our professional services including engineering and integrity; as well as an uptick in construction and maintenance work in the downstream market. Our Canada segment also increased revenue by over 40.0 percent and is on track to achieve the $300,000 annual revenue run-rate that we projected. Our Utility T&D segment achieved revenue growth of nearly 30.0 percent due to increased transmission construction activity in Texas and growth in our Mid-Atlantic offices.

Operating income increased $202,055 to $21,196 in 2012 compared to a loss of $180,859 in 2011. The variance is largely explained by 2011 goodwill impairment charges of $178,575 which were partially offset by a $10,000 reduction of our contingent earnout liability associated with the InfrastruX acquisition. We believe we made significant progress on our objective to turn around our strategic but non-performing businesses. Many of these businesses showed marked improvement by performing as planned, or better than expected, including our engineering, EPC and integrity businesses, as well as, our field services work in Canada. However, we were not successful in achieving our improvement initiatives for our electric and gas distribution business in the Northeast. Due to this lack of improvement, management has decided to sell the business in 2013.

While operating income improved during the year, our 2012 results for continuing operations were negatively impacted by significant losses we incurred on two projects including the Red River Pipeline project in Texas and the Woodlands project in Canada. In the aggregate, these two projects reduced our operating income by approximately $14,666. We are no longer accepting the same types of contractual risks that we assumed on the Red River Pipeline project and we will not bid for, nor do we have, lump-sum facilities projects in our Canadian backlog.

To sum up, in 2012, we made significant progress on turning around most of our strategic but non-performing businesses and we continued to advance our strategy to bring more recurring services into our revenue base.

Positive highlights for 2012 include:

•	We made significant progress turning around the profitability of our downstream engineering business in the Oil & Gas segment and our Texas distribution business in our Utility T&D segment.

•	On March 29, 2012, we entered into a settlement agreement with WAPCo to settle the West African Gas Pipeline (“WAGP”) project litigation. This settlement stops the significant legal spend on the litigation, including any additional expense for trial and likely appeal, creates certainty of the outcome and eliminates trial risk. We believe this is a fair settlement and are pleased to remove the overhang of this litigation.

•	We collaborated with GeoEye, Inc., a leading source of geospatial information and insight, to develop a cloud-based pipeline integrity management solution. This cloud-based solution will provide customers easy access to real-time pipeline information integrated with GeoEye’s high-resolution, map-accurate commercial satellite imagery served from the Google Earth Builder platform.

•	On January 7, 2013, we signed a definitive Share Purchase Agreement and completed the sale of all of our shares of capital in Willbros Middle East Limited, which owned our subsidiary in Oman, to Interserve Holdings Limited, a subsidiary of Interserve Plc.

We remain focused on analyzing the performance of all our businesses relative to our peers and strategic objectives. We will continue to take management actions to improve operating performance in all of our businesses.

Looking Forward

Last year, our objective was to take actions to turn around our strategic but non-performing businesses. We saw improvements in most of our businesses and several performed as planned, or better than expected, including our engineering, EPC and integrity services, our electric distribution services in Texas and our field services work in Canada. However, we also had businesses that did not perform to our expectations and we are taking actions to remediate or dispose of these underperforming business units. Our electric and gas distribution business in the Northeast, continued to hamper our results; therefore, during the fourth quarter of 2012, we made the decision to sell the business in 2013. We remain focused on analyzing the performance of all our business units relative to our peers and strategic objectives. We will continue to take management actions to improve our performance or exit the businesses which do not meet our criteria.

We are positioned to address significant growth markets in North America and last year, we increased our revenue by nearly 40 percent. Our primary objective in 2013 is to maintain focus on generating improved operating results, cash flow and margins. We intend to do this through hiring more management talent; continued strengthening of our project management capabilities; bolstering our training programs; and adding work to backlog with more favorable terms and conditions. At the same time, we continue to evaluate industry conditions and develop strategies that leverage our competitive advantages in the markets we pursue.

We intend to remain focused on actions underway throughout 2012, namely, reducing debt; cultural acceptance of Safety as an undeniable value and sharp focus on the end markets we serve in North America: the Canadian oil sands; the development of liquids-rich hydrocarbon sources; the expansion of the electric transmission grid; and the emerging integrity market. We will continue to advance our strategy of increasing revenue from recurring services to mitigate the seasonality of our business. We will continue to analyze the performance of our business units relative to our peers and take actions to improve operating margins or exit the businesses which do not meet our objectives. We expect these actions to drive incremental improvement in all our businesses and markets in 2013.

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

At December 31, 2012, 12 month backlog from continuing operations increased $242,745 driven largely through escalated work activity in all three segments. Total backlog increased $141,472 and continues to include recurring services on MSA contracts extending through July 2017.

Backlog for discontinued operations consisted primary of work associated with our electric and gas distribution business in the Northeast and was $72,434 at December 31, 2012 and $83,550 at December 31, 2011.

The following tables show our backlog from continuing operations by operating segment and geographic location as of December 31, 2012 and 2011 and our 12 month year-end backlog for each of the last five years:

	As of December 31,
	2012				2011
	12 Month	Percent	Total	Percent	12 Month	Percent	Total	Percent
Oil & Gas	$471,279	44.5%	$605,803	27.1%	$383,653	46.9%	$517,597	24.8%
Utility T&D	408,331	38.5%	1,274,816	57.2%	334,737	41.0%	1,261,654	60.4%
Canada	180,427	17.0%	349,520	15.7%	98,902	12.1%	309,416	14.8%

Total Backlog	$1,060,037	100.0%	$2,230,139	100.0%	$817,292	100.0%	$2,088,667	100.0%

	As of December 31,
	2012		2011
	Total	Percent	Total	Percent
Total Backlog by Geographic Region
United States	$1,743,906	78.2%	$1,635,370	78.3%
Canada	349,520	15.7%	309,416	14.8%
Middle East(1)	131,969	5.9%	135,698	6.5%
Other International	4,744	0.2%	8,183	0.4%

Backlog	$2,230,139	100.0%	$2,088,667	100.0%

(1)

On January 7, 2013, we sold all of the shares of capital in Willbros Middle East Limited, a company organized under the laws of the Cayman Islands, which owned our subsidiary in Oman. As such, the Company will no longer have backlog in the Middle East subsequent to December 31, 2012.

	As of December 31,
	2012	2011	2010	2009	2008
12 Month Backlog	$1,060,037	$817,292	$709,169	$388,903	$588,898

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

Adjusted EBITDA from continuing operations increased $31,542 to $81,777 for year ended December 31, 2012 compared to $50,235 during the year ended December 31, 2011. The increase is primarily attributable to a reduction of general and administrative expenses as a percentage of contract revenue coupled with increased contract revenue with consistent contract margin year-over-year.

A reconciliation of Adjusted EBITDA from continuing operations to U.S. GAAP financial information follows:

	Year Ended December 31,
	2012	2011	2010	2009	2008
Income (loss) from continuing operations attributable to Willbros Group, Inc.	$(18,813)	$(201,554)	$(14,028)	$19,607	$21,782
Interest expense, net	29,387	45,031	27,621	8,360	9,049
Provision (benefit) for income taxes	5,839	(32,293)	(27,184)	7,528	17,028
Depreciation and amortization	46,954	54,976	46,077	35,602	39,999
Goodwill impairment	8,067	178,575	60,000	—	62,295
Changes in fair value of contingent earnout liability	—	(10,000)	(45,340)	—	—
Loss on early extinguishment of debt	3,405	6,304	—	—	—
DOJ monitor cost	1,588	3,567	4,002	2,582	530
Stock based compensation	7,623	9,724	8,404	9,549	11,652
Restructuring and reorganization costs	151	105	3,771	12,694	—
Acquisition related costs	—	—	10,055	2,499	—
Gains on sales of equipment	(3,400)	(5,395)	(2,364)	(1,100)	(7,122)
Noncontrolling interest	976	1,195	1,207	1,817	1,836

Adjusted EBITDA from continuing operations	$81,777	$50,235	$72,221	$99,138	$157,049

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2012 Compared to Fiscal Year Ended December 31, 2011

	2012	2011	Change
Contract revenue
Oil & Gas	$1,262,954	$885,521	$377,433
Utility T&D	525,966	411,573	114,393
Canada	216,793	153,411	63,382
Eliminations	(1,467)	(307)	(1,160)

Total	2,004,246	1,450,198	554,048
General and administrative	153,852	129,168	24,684
Operating income (loss)
Oil & Gas	15,554	(43,307)	58,861
Utility T&D	5,682	(150,012)	155,694
Canada	(40)	2,460	(2,500)
Corporate	—	10,000	(10,000)

Total	21,196	(180,859)	202,055
Other income (expense)	(33,194)	(51,793)	18,599

Income (loss) from continuing operations before income taxes	(11,998)	(232,652)	220,654
Provision (benefit) for income taxes	5,839	(32,293)	38,132

Loss from continuing operations	(17,837)	(200,359)	182,522
Income (loss) from discontinued operations net of provision (benefit) for income taxes	(11,398)	(92,462)	81,064

Net income (loss)	$(29,235)	$(292,821)	$263,586

Consolidated Results

Contract Revenue

Contract revenue improved $554,048 with increased revenues across all three segments. The increase is primarily attributable to higher demand for our professional services including engineering and integrity, as well as increased activity in our cross-country pipeline and facilities construction services, increased activity in our transmission construction services in Texas which includes our alliance agreement with Oncor, and continued growth in our regional offices within the liquids-rich shale plays across the United States.

General and Administrative Expense

General and administrative expense increased $24,684 mainly from continued growth in our regional offices within the liquids-rich shale plays across the United States along with associated revenue increases. In addition, we incurred increased general and administrative costs in connection with the remediation of our material weakness in accounting for income taxes. General and administrative expense as a percentage of contract revenue was 7.7 percent in 2012 a decrease as compared to 8.9 percent in 2011.

Operating Income

Operating income (loss) improved $202,055 primarily due to a $178,575 goodwill impairment charge in 2011 as compared to an $8,067 charge in 2012. The remaining increase was primarily attributed to increased profitability in our cross-country pipeline construction services as well as improved performance within our professional services offerings, including engineering, EPC and integrity and within our transmission construction services and electric distribution services in Texas. The improvement was partially offset by losses on the Red River Pipeline project in Texas, losses on the Woodlands project in Canada and a change to the fair value of our contingent earnout liability in 2011 that did not recur in 2012.

Other Income (Expense)

Other income (expense) improved $18,599 primarily due to a decrease in net interest expense of $15,644 and a decrease of $2,899 in debt extinguishment costs. The decrease in net interest expense mainly resulted from cumulative debt payments of $46,700 during the course of the year, which effectively reduced our interest charges. The decrease in charges classified as debt extinguishment costs resulted from a reduction in debt payments in 2012 in comparison to 2011.

Provision (Benefit) for Income Taxes

Provision for income taxes increased $38,132 driven primarily by losses incurred in the U.S. that could not be tax benefited, as well as a decrease in goodwill impairment charges, an increase in the state tax provision, and an increase in the valuation allowance against our U.S. net operating losses.

Income (Loss) from Discontinued Operations, Net of Taxes

Income (loss) from discontinued operations, net of taxes increased $81,064, driven primarily from $55,500 in charges recorded in 2011 in connection with the settlement of the WAGP project litigation. Further, legal costs associated with this litigation were $16,358 in 2011. Neither of these charges occurred in 2012. The remaining increase was mainly attributed to a gain generated from the sale of certain assets disposed of as part of the liquidation of our Canada cross-country pipeline business in 2012 as well as the release of certain project contingencies that resulted from the wrap-up of a final Canada cross-country pipeline project. The overall increase was partially offset by significant operating losses in our electric and gas distribution business in the Northeast, which we discontinued in the fourth quarter of 2012.

Segment Results

Oil & Gas Segment

Contract revenue increased $377,433 driven predominantly by increased demand in cross-country pipeline and facilities construction services, engineering and EPC services as well as through business growth and expansion into the liquids-rich shale plays across the United States.

Operating income increased $58,861, although $32,822 of the increase was attributable to a goodwill impairment charge in 2011 that did not recur in 2012. Additionally, $8,236 of the increase was attributable to a non-cash charge for the TransCanada settlement during 2011. The remaining increase was driven by improved profitability in our cross-country pipeline construction services and engineering services, partially offset by decreased performance in our field services and international construction services.

Utility T&D Segment

Contract revenue increased $114,393 primarily related to increased activity in our transmission construction services and electric distribution services in Texas which includes our alliance agreement with Oncor. Additional increases year-over-year were mainly attributed to work performed in the Marcellus shale region, matting installation and storm support services in the Northeast and our cable and restoration services.

Operating income increased $155,694, although $143,543 of the increase was attributable to a goodwill impairment charge during 2011 as compared to an impairment of $8,067 in 2012. The remaining increase was generated predominantly through continued improved performance in our transmission construction services and electric distribution services in Texas and increased profitability through matting installation and storm support.

Canada Segment

Contract revenue increased $63,382 driven by increases across all service offerings including certain construction and maintenance projects delivered to our customers in northern Alberta, fabrication operations related to two new module fabrication projects in the fourth quarter of 2012 and new integrity and specialty pipeline projects coming into full operation during the last quarter of 2012. The increased level of construction activity and our success in excellent service delivery has resulted in some significant new project awards during 2012.

Operating income decreased $2,500 driven primarily through losses incurred on the Woodlands project, a lump sum facilities project impacted by significant staff turnover and a challenging and remote location. Additional losses during the year were the result of startup and overhead costs within our electrical and instrumentation business. These losses were offset by income generated through construction and maintenance services work

Corporate

The change in fair value of the contingent earnout recorded in 2011 was characterized as a Corporate change in estimate and is not allocated to the reporting segments. For additional information regarding the contingent earnout, see the discussion in Note 16—Fair Value Measurements.

Fiscal Year Ended December 31, 2011 Compared to Fiscal Year Ended December 31, 2010

	2011	2010	Change
Contract revenue
Oil & Gas	$885,521	$753,651	$131,870
Utility T&D	411,573	165,989	245,584
Canada	153,411	157,667	(4,256)
Eliminations	(307)	(309)	2

Total	1,450,198	1,076,998	373,200
General and administrative	129,168	108,577	20,591
Operating income (loss)
Oil & Gas	(43,307)	(36,543)	(6,764)
Utility T&D	(150,012)	(22,387)	(127,625)
Canada	2,460	(426)	2,886
Corporate	10,000	45,340	(35,340)

Total	(180,859)	(14,016)	(166,843)
Other expense, net	(51,793)	(25,989)	(25,804)

Income (loss) from continuing operations before income taxes	(232,652)	(40,005)	(192,647)
Benefit for income taxes	(32,293)	(27,184)	(5,109)

Loss from continuing operations	(200,359)	(12,821)	(187,538)
Loss from discontinued operations net of provision (benefit) for income taxes	(92,462)	(23,008)	(69,454)

Net income (loss)	$(292,821)	$(35,829)	$(256,992)

Consolidated Results

Contract Revenue

Contract revenue increased $373,200 primarily related to a full year of revenue in our Utility T&D segment as well as increased demand for facilities work resulting from our expansion into various shale regions in South Texas, West Texas and North Dakota. The overall increase was partially offset by reduced demand for our maintenance and turnaround services.

General and Administrative Expense

General and administrative expense increased $20,591 primarily related to expenses incurred as a result of a full year of running our Utility T&D segment. In addition, increased general and administrative costs were incurred from business growth within the various shale regions along with associated revenue increases. General and administrative expense as a percentage of contract revenue is 8.9 percent for 2011, a decrease as compared to 10.1 percent in 2010.

Operating Loss

Operating loss increased $166,843 driven mainly through $178,575 in goodwill impairment charges recorded during the year in comparison to $60,000 in goodwill impairment charges recorded in 2010. The remaining increased operating loss was primarily attributed to a decrease in income generated from the reduction of our contingent earnout liability of $35,340 and a one-time settlement charge of $8,236 in connection with our project dispute with TransCanada.

Other Expense, Net

Other expense, net increased $25,804 primarily from a full year of interest expense related to our Term Loan, as well as increased debt extinguishment costs related to payments against our Term Loan in 2011.

Benefit for Income Taxes

Benefit for income taxes increased $5,109 due to an overall decrease in operating income recognized during 2011.

Loss from Discontinued Operations, Net of Taxes

Loss from discontinued operations, net of taxes increased $69,454 primarily through $55,500 in settlement charges and $16,358 in legal charges recorded in connection the WAGP project litigation.

Segment Results

Oil & Gas Segment

Contract revenue increased $131,870 driven primarily by our large diameter pipeline business, increased demand for facilities work resulting from our expansion into various shale regions in South Texas, West Texas and North Dakota, as well as increased demand for our engineering services. The overall increase was partially offset by reduced demand for our maintenance and turnaround services where we were unsuccessful in 2011 in replacing several significant turnaround contracts.

Operating loss increased $6,764 primarily through a one-time settlement charge of $8,236 and legal charges of $3,721 in connection with our project dispute with TransCanada. We also experienced increased operating losses and cost overruns on certain fixed price contracts in our pipelines and facilities business and certain fixed price fabrication, maintenance and turnaround and tank construction contracts in our construction and maintenance business. The overall increase in operating losses within the segment was offset by decreased goodwill impairment charges year-over-year.

Utility T&D Segment

Contract revenue increased $245,584 largely driven by a full year of results for 2011 compared to only six months of results in 2010. The Utility T&D segment was created from the acquisition of InfrastruX on July 1, 2010.

Operating loss increased $127,625 primarily attributed to goodwill impairment charges of $143,543 during the year. These losses were offset by an increase in operating income from work performed under our alliance agreement with Oncor and continued positive margins in the cable and restoration services market.

Canada Segment

Contract revenue decreased $4,256 driven primarily by lower levels of maintenance and capital projects performed pursuant to Master Service Agreements. The decrease was partially offset by increased construction and fabrication with respect to three major pump stations during the year.

Operating income increased $2,886 primarily due to improved margins associated with tanks and facilities and equipment and maintenance work coupled with reduced overhead cost across the segment. The increase was partially offset by goodwill impairment charges recorded during the year.

Corporate

The change in fair value of the contingent earnout recorded in 2011 was characterized as a Corporate change in estimate and is not allocated to the reporting segments. For additional information regarding the contingent earnout, see the discussion in Note 16—Fair Value Measurements.

LIQUIDITY AND CAPITAL RESOURCES

Our financing objective is to maintain financial flexibility to meet the material, equipment and personnel needs to support our project and MSA commitments. Our primary source of capital is our cash on hand, cash flow from operations and borrowings under our Revolving Credit Facility.

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

Under the 2010 Credit Agreement, the Revolving Credit Facility was available for letters of credit and for revolving loans, which could be used for working capital and general corporate purposes. 100 percent of the Revolving Credit Facility could be used to obtain letters of credit, and revolving loans had a sublimit of

$150,000. On March 4, 2011, as part of an amendment to the 2010 Credit Agreement, we agreed to limit our revolver borrowings to $25,000, with the exception of proceeds from revolving borrowings used to make any payments in respect of both the 2.75% Convertible Senior Notes (the “2.75% Notes”) and the 6.5% Senior Convertible Notes (the “6.5% Notes”), until our Maximum Total Leverage Ratio is 3.00 to 1.00 or less. As such, subsequent to this amendment, on March 15, 2011, we borrowed $59,357 under the Revolving Credit Facility to fund the repayment of the 2.75% Notes and borrowed an additional $25,000 under the Revolving Credit Facility on July 20, 2012.

The Amended and Restated Credit Agreement effectively modifies the sublimit described above by including a sublimit for any new borrowings under the Revolving Credit Facility after the effective date of the Amended and Restated Credit Agreement. This sublimit for new borrowings will range from $0 to $50,000 as determined by reference to a formula, which will permit new revolver borrowings only if we first make voluntary prepayments and/or mandatory repayments or prepayments of revolver borrowings from the net proceeds of asset sales, equity issuances or other sources. The new sublimit will not apply to new borrowings under the Revolving Credit Facility, which are used to make payments of amounts due or outstanding in respect of the 6.5% Notes. However, if on or after March 31, 2013, we have received net proceeds from asset sales or equity issuances equal to or exceeding $90,000, the sublimit for borrowings will be $50,000 with an increase to $75,000 after the close of any fiscal quarter in which our Maximum Total Leverage Ratio is 2.25 to 1.00 or less, in each case, including any borrowings under the Revolving Credit Facility used to make payments of amounts due or outstanding in respect of the 6.5% Notes. As such, in consideration of these modifications, on November 20, 2012, we repaid $12,000 of our outstanding borrowings under the Revolving Credit Facility and borrowed $32,050 under the Revolving Credit Facility to fund the repayment of the 6.5% Notes on December 12, 2012.

As of December 31, 2012, we had $104,407 in outstanding revolver borrowings and $58,140 in letters of credit outstanding, with $12,453 remaining against our $175,000 capacity. Subsequent to December 31, 2012, we repaid $34,000 of our outstanding borrowings through proceeds received from the sale of Willbros Middle East Limited, which held our operations in Oman.

We believe that additional sales of non-strategic assets and cash flow from operations will allow us to operate under the reduced commitment amount of $115,000 for the Revolving Credit Facility subsequent to June 30, 2013. We continue to take steps to generate positive operating cash flow and will continue to pursue opportunities to reduce our financial leverage and strengthen our overall balance sheet. These steps may include additional sales of non-strategic and under-performing assets (including equipment, real property and businesses) as well as accessing capital markets to reduce or refinance our indebtedness.

For additional information regarding the Amended and Restated Credit Agreement, see the discussion in Note 9 – Long-Term Debt.

Covenants

The table below sets forth the primary covenants in the Amended and Restated Credit Agreement, which have been modified from the 2010 Credit Agreement, and the calculation with respect to these covenants at December 31, 2012:

	Covenants Requirements	Actual Ratios at December 31, 2012
Maximum Total Leverage Ratio(1) (debt divided by Consolidated EBITDA) should be less than:	4.00 to 1	3.45
Minimum Interest Coverage Ratio(2) (Consolidated EBITDA divided by Consolidated Interest Expense as defined in the Amended and Restated Credit Agreement) should be equal to or greater than:	2.75 to 1	4.19

(1)	The Maximum Total Leverage Ratio decreases to 3.25 as of March 31, 2013, 3.00 as of June 30, 2013 and 2.75 as of September 30, 2013
(2)	The Minimum Interest Coverage Ratio increases to 3.00 as of December 31, 2013.

The Maximum Total Leverage Ratio requirement declined to 4.00 to 1 at December 31, 2012 from 5.50 to 1 at September 30, 2012. The Minimum Interest Coverage Ratio increased to 2.75 to 1 at December 31, 2012 from 2.25 to 1 at September 30, 2012. Depending on our financial performance, we may be required to request additional amendments or waivers for the primary covenants, dispose of assets, or obtain refinancing in future periods. There can be no assurance that we will be able to obtain additional amendments or waivers, complete asset sales, or negotiate agreeable refinancing terms should it become needed.

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

A default under the Amended and Restated Credit Agreement may be triggered by events such as a failure to comply with financial covenants or other covenants or a failure to make payments when due under the Amended and Restated Agreement; a failure to make payments when due in respect of, or a failure to perform obligations relating to, other debt obligations in excess of $15,000; a change of control of the Company; and certain insolvency proceedings. A default under the Amended and Restated Credit Agreement would permit the Administrative Agent, Crédit Agricole, and the lenders to terminate their commitment to make cash advances or issue letters of credit, require the immediate repayment of any outstanding cash advances with interest and require the cash collateralization of outstanding letter of credit obligations. As of December 31, 2012, we were in compliance with all covenants under the Amended and Restated Credit Agreement.

On November 7, 2012, following receipt of the required consents, we entered into a fifth supplemental indenture (the “Fifth Supplemental Indenture”) to the Indenture for the 6.5% Notes. The Fifth Supplemental Indenture further amended Section 6.13 of the Indenture so that certain restrictions on our ability to incur indebtedness were not applicable to our borrowings under the Amended and Restated Credit Agreement during the period from and including the effective date of the Fifth Supplemental Indenture through and including December 15, 2012. The 6.5% Notes matured on December 15, 2012 and we repaid the 6.5% Notes in full, which consisted of a cash payment of $33,092 to the holders of the 6.5% Notes, which included $1,042 of accrued interest and the $32,050 outstanding principal balance. In order to fund the repayment, we borrowed $32,050 under the Revolving Credit Facility.

Settlement Agreement

On March 29, 2012, we entered into a Settlement Agreement with WAPCo to settle the WAGP project litigation. The Settlement Agreement provides that we will make payments to WAPCo over a period of six years totaling $55,500. We timely made each of the $4,000 payments that became due on March 31, June 30, and September 30, as well as the $2,000 payment that became due on December 31, 2012.

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

For additional information regarding the Settlement Agreement, see the discussion in Note 18 – Discontinuance of Operations, Held for Sale Operations and Asset Disposals.

Cash Balances

As of December 31, 2012, we had cash and cash equivalents of $54,380. Our cash and cash equivalent balances held in the United States and foreign countries were $40,465 and $13,915, respectively. In 2011, we discontinued our strategy of reinvesting non-U.S. earnings in foreign operations.

Our working capital position for continuing operations increased $81,498 to $224,735 at December 31, 2012 from $143,237 at December 31, 2011, primarily attributed to increased accounts receivable and costs in excess of billings partially offset by increased accounts payable and billings in excess of costs year-over-year. Accounts receivable and accounts payable have increased year-over-year due to increased levels of business activity and due to our additional emphasis in achieving a cash neutral position in our customer contract negotiations by balancing our receivable collections with our vendor payments. Occasionally, vendor payments have been delayed to improve our liquidity when clients delayed payments or we were delayed in reaching project milestone payments. We expect that liquidity will improve as collections from customers increase.

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

Cash flows provided by (used in) continuing operations by type of activity were as follows for years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Operating activities	$1,970	$67,321	$42,157
Investing activities	6,881	51,075	(404,336)
Financing activities	7,335	(146,436)	298,850
Effect of exchange rate changes	(2,137)	(449)	2,402

Cash provided by (used in) all continuing activities	$14,049	$(28,489)	$(60,927)

Operating Activities

Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of collection of receivables and the settlement of payables and other obligations.

Operating activities from continuing operations provided net cash of $1,970 in 2012 as compared to $67,321 provided in 2011. The $65,351 decrease in cash flow provided is primarily a result of the following:

•	A decrease in cash flow provided by accounts receivable of $61,000 attributed to the TransCanada settlement in 2011 that did not recur in 2012;

•	A decrease in cash flow provided by accounts receivable of $68,741 attributed to changes in business activity and the timing of cash collections during the period; and

•	A decrease in cash flow provided by contracts in progress of $34,435 attributed to changes in business activity.

This was partially offset by

•	An increase in cash flow provided by accounts payable of $52,582 related to the timing of cash disbursements during the period;

•	An increase in cash flow provided by continuing operations of $21,068, net of non-cash effects driven primarily through a reduction in our net loss from continuing operations during 2012; and

•	An increase in cash flow provided by other assets and liabilities of $20,274 related to the timing of cash payments and receipts during the year.

Operating activities from continuing operations provided net cash of $67,321 in 2011 as compared to $42,157 provided in 2010. The $25,164 increase in cash flow provided is primarily a result of the following:

•	An increase in cash flow provided by accounts receivable of $61,000 attributed to the TransCanada settlement in 2011; and

•	An increase in cash flow provided by accounts payable of $59,806, as well as prepaid and other assets of $28,110, related to the timing of cash payments during the period.

This was partially offset by

•	A decrease in cash flow provided by other assets and liabilities of $66,683 related to the timing of cash payments and receipts during the year;

•	A decrease in cash flow provided by accounts receivable of $35,541 related to the timing of cash collections during the period;

•	A decrease in cash flow provided by contracts in progress of $15,095 attributed to changes in business activity; and

•	A decrease in cash flow provided by continuing operations of $8,233, net of non-cash effects driven primarily through our increased net loss from continuing operations in 2011.

Investing Activities

Investing activities from continuing operations provided net cash of $6,881 in 2012 as compared to $51,075 provided in 2011. The $44,194 decrease in cash flow provided is primarily the result of the following:

•	Proceeds from the sale of InterCon Construction, Inc. in 2011 that provided cash of $18,749;

•	A decrease of $13,575 in proceeds from the sales of property, plant and equipment during 2012; and

•	A working capital settlement in 2011 related to the acquisition of InfrastruX that provided cash $9,402.

Investing activities from continuing operations provided net cash of $51,075 in 2011 as compared to $404,336 used in 2010. The $455,411 increase in cash flow provided is primarily the result of the following:

•	The acquisition of InfrastruX in 2010, which resulted in cash used of $421,182 compared to cash provided of $9,402 in 2011;

•	Proceeds from the sale of InterCon Construction, Inc. in 2011 that provided cash of $18,749; and

•	A reduction of purchases of property, plant and equipment of $5,705.

Financing Activities

Financing activities from continuing operations provided net cash of $7,335 in 2012 as compared to $146,436 used in 2011. The $153,771 increase in cash flow provided is primarily the result of the following:

•	$60,000 in proceeds from our additional Term Loan issued in 2012;

•	$54,519 in reductions of payments against our Term Loan and other debt instruments;

•	$33,447 in additional proceeds from our revolver and notes payable; and

•	$6,449 in reductions of payments of our capital lease obligations.

Financing activities from continuing operations used net cash of $146,436 in 2011 as compared to $298,850 provided in 2010. The $445,286 change is primarily the result of the following:

•	A $282,000 reduction in proceeds from our Term Loan issued in 2010 in connection with our acquisition of InfrastruX; and

•	An increase in payments against our Term Loan and other debt instruments of $178,302.

Discontinued Operations

Discontinued operations used net cash of $23,114 in 2012 as compared to cash used of $49,167 in 2011. The $26,053 decrease in cash flow used is primarily due to a reduction in losses in our discontinued operations year over year, coupled with a reduction in legal fees as a result of the settlement of the WAGP project litigation and a recorded gain in connection with the sale of various assets related to our Canadian cross-country pipeline business.

Discontinued operations used net cash of $49,167 in 2011 compared to cash provided of $3,344 in 2010. The $52,511 increase in cash flow used is primarily due to increased legal fees in defending of the WAGP project litigation, as well as losses related to our cross-country pipeline construction business due to lower volume of project activity.

Interest Rate Risk

Interest Rate Swaps

We are subject to hedging arrangements to fix or otherwise limit the interest cost of our existing Term Loan and Revolving Credit Facility. We are subject to interest rate risk on our debt and investment of cash and cash equivalents arising in the normal course of business, as we do not engage in speculative trading strategies.

We currently have two interest rate swap agreements outstanding for a total notional amount of $150,000 in order to hedge changes in our variable rate interest expense on $150,000 of our existing Term Loan and Revolving Credit Facility LIBOR indexed debt. Under each swap agreement, we receive interest at a rate based on the maximum of either three-month LIBOR or 2% and pay interest at a fixed rate of 2.68% through June 30, 2014. The swap agreements are designated and qualify as cash flow hedging instruments, with the effective portion of the swaps’ change in fair value recorded in Other Comprehensive Income (“OCI”). The interest rate swaps are deemed to be highly effective hedges, and resulted in an immaterial amount recorded for hedge ineffectiveness in the Consolidated Statements of Operations. Amounts in OCI are reported in interest expense when the hedged interest payments on the underlying debt are recognized. The fair value of each swap agreement was determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates. Amounts of OCI relating to the interest rate swaps expected to be recognized in interest expense in the coming 12 months total $983.

Interest Rate Caps

In September 2010, we entered into two interest rate cap agreements for notional amounts of $75,000 each in order to limit our exposure to an increase of the interest rate above 3 percent, effective September 28, 2010 through March 28, 2012. Total premiums of $98 were paid for the interest rate cap agreements. Through June 1, 2011, the cap agreements were designated and qualified as cash flow hedging instruments, with the effective portion of the caps’ change in fair value recorded in OCI. Amounts in OCI and the premiums paid for the caps were reported in interest expense as the hedged interest payments on the underlying debt were recognized during the period when the caps were designated as cash flow hedges. Through June 1, 2011, the interest rate caps were deemed to be highly effective, resulting in an immaterial amount of hedge ineffectiveness recorded. On June 1, 2011, the caps were de-designated due to the interest rate being fixed on the underlying debt through the remaining term of the caps; changes in the value of the caps subsequent to that date were reported in earnings. The amount reported in earnings for the undesignated interest rate caps subsequent to de-designation was immaterial for the years ended December 31, 2012 and 2011. The fair value of the interest rate cap agreements was determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates.

Capital Requirements

During 2012, $14,049 of cash was provided by our continuing operations activities, although discontinued operations used $23,114 of cash. Capital expenditures by segment amounted to $7,127 spent by Oil & Gas, $661 for Canada, $2,138 for Utility T&D, and $944 by Corporate, for a total of $10,870.

We believe that our improving financial results combined with our current liquidity and financial management will ensure sufficient cash to meet our capital requirements for continuing operations. As such, we are focused on the following significant capital requirements:

•	Providing working capital for projects in process and those scheduled to begin in 2013; and

•	Funding our 2013 capital budget of approximately $25,016, inclusive of $913 of carry-forward from 2012.

We believe that we will be able to support our working capital needs during 2013 through our cash on hand and operating cash flows.

Contractual Obligations

As of December 31, 2012, we had $184,187 of outstanding debt related to our Term Loan and $104,407 of outstanding debt related to our revolver. In addition, we have various capital leases of construction equipment and property resulting in aggregate capital lease obligations of $4,099 at December 31, 2012.

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Term Loan	$184,187	$—	$184,187	$—	$—
Revolver	104,407	—	104,407	—	—
WAPCo settlement obligation	41,500	5,000	36,500	—	—
Capital lease obligations	4,099	1,564	2,055	480	—
Operating lease obligations	143,641	36,397	38,900	23,843	44,501
Uncertain tax liabilities	5,499	—	—	—	—

Total	$483,333	$42,961	$366,049	$24,323	$44,501

During the year ended December 31, 2012, we made payments of $46,700 against the Term Loan. These payments resulted in the recognition of a $3,405 loss on early extinguishment of debt for the year ended December 31, 2012. These losses represent the write-off of unamortized OID and financing costs inclusive of early payment fees. Such loss is recorded in the line item “Loss on early extinguishment of debt” for the year ended December 31, 2012.

On December 12, 2012, we made a cash payment of $33,092 to the holders of the 6.5% Notes, which included $1,042 of unpaid interest. In order to fund the purchase, we borrowed $32,050 under the Revolving Credit Facility. As of December 31, 2012, there were $104,407 in outstanding borrowings under the Revolving Credit Facility and there were $58,140 in outstanding letters of credit. All outstanding letters of credit relate to continuing operations.

At December 31, 2012, we had uncertain tax positions totaling $5,499 which ultimately could result in a tax payment. As the amount of the ultimate tax payment is contingent on the tax authorities’ assessments, it is not practical to present annual payment information.

We have unsecured credit facilities with banks in certain countries outside the United States. Borrowings in the form of short-term notes and overdrafts are made at competitive local interest rates. Generally, each line is available only for borrowings related to operations in a specific country. Credit available under these facilities is approximately $6,381 at December 31, 2012. There were no outstanding borrowings made under these facilities at December 31, 2012 or 2011.

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

The letters of credit represent the maximum amount of payments we could be required to make if these letters of credit are drawn upon. Additionally, we issue surety bonds customarily required by commercial terms on construction projects. U.S. surety bonds represent the bond penalty amount of future payments we could be required to make if we fail to perform our obligations under such contracts. The surety bonds do not have a stated expiration date; rather, each is released when the contract is accepted by the owner. Our maximum exposure as it relates to the value of the bonds outstanding is lowered on each bonded project as the cost to complete is reduced. As of December 31, 2012, no liability has been recognized for letters of credit or surety bonds.

A summary of our off-balance sheet commercial commitments for both continuing and Discontinued Operations as of December 31, 2012 is as follows:

	Expiration Per Period
	Total Commitment	Less than 1 year	1-2 Years	More Than 2 Years
Letters of credit:
U.S. – performance	$58,081	$58,081	$—	$—
Canada – performance	59	59	—	—

Total letters of credit	58,140	58,140	—	—
U.S. surety bonds – primarily performance	516,323	467,486	4,401	44,436

Total commercial commitments	$574,463	$525,626	$4,401	$44,436

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

Valuation of Goodwill

We record as goodwill the amount by which the total purchase price we pay in our acquisition transactions exceeds our estimated fair value of the identifiable net assets we acquired. Our goodwill impairment assessment includes a two-step fair value-based test and is performed annually, or more frequently if events or circumstances exist which indicate that goodwill may be impaired. We determined that our segments represent our reporting units for the purpose of assessing goodwill impairments.

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

Income Approach – Discounted Cash Flows. This valuation approach derives a present value of the reporting unit’s projected future annual cash flows over the next eight years and the present residual value of the reporting unit. We used a variety of underlying assumptions to estimate these future cash flows, including assumptions relating to future economic market conditions, sales volumes, costs and expenses and capital expenditures. These assumptions are dependent on regional market conditions, including competitive position, degree of vertical integration, supply and demand for materials and other industry conditions. The discount rate used in our analysis for 2012, specifically the weighted average cost of capital, was approximately 16.0 percent. The revenue compounded annual growth rates used in our analysis for 2012 varied from (7.7) percent to 3.0 percent. Our EBITDA margins derived from these underlying assumptions for the 2012 analysis varied between approximately 8.0 percent and 8.2 percent. The terminal growth rate used for our 2012 analysis was 3.0 percent.

Market Approach – Multiples of EBITDA. This valuation approach utilizes publicly traded construction companies’ enterprise values, as compared to their recent EBITDA information. For the 2012 analysis, we used an average EBITDA multiple of 4.3 times in determining this market approach metric. This multiple is used as a valuation metric to our most recent financial performance. We used EBITDA as an indicator of demand because it is a widely used key indicator of the cash generating capacity of similar companies.

Market Approach—Comparisons of Recent Transactions. This valuation approach uses publicly available information regarding recent third-party sales transactions in our industry to derive a valuation metric of the target’s respective enterprise values over their EBITDA amounts. For our 2012 analysis, we did not weight this market approach because current economic conditions did not yield significant recent transactions to derive an appropriate valuation metric.

We selected these valuation approaches because we believe the combination of these approaches, along with our best judgment regarding underlying assumptions and estimates, provides us with the best estimate of fair value. We believe these valuation approaches are proven and appropriate for the industry and widely accepted by investors. The estimated fair value would change if our weighting assumptions under these valuation approaches were materially modified. For our 2012 analysis, we weighted the Income Approach – Discounted Cash Flows at 70 percent and the Market Approach – Multiples of EBITDA at 30 percent. This weighting was utilized to reflect fair value in current market conditions.

Our valuation model utilizes assumptions, which represent our best estimate of future events, but would be sensitive to positive or negative changes in each of the underlying assumptions as well as an alternative weighting of valuation methods, which would result in a potentially higher or lower goodwill impairment charge.

Detailed below is a table of key underlying assumptions for all reporting units utilized in the fair value estimate calculation for the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
Income Approach – Discounted Cash Flows
Revenue Growth Rates	(7.7)% to 3.0%	2.5% to 41.0%	3.0% to 34.6%
Weighted Average Cost of Capital	16.0%	17.0% to 18.0%	14.0% to 15.0%
Terminal Value Rate	3.0%	2.5%	3.0%
EBITDA Margin Rate	8.0% to 8.2%	4.1% to 12.0%	4.2% to 6.7%
Market Approach – Multiples of EBITDA
EBITDA Multiples Used	4.3	3.0 to 4.5	4.5 to 5.5
Market Approach – Comparison of Recent Transactions
EBITDA Multiples Used	N/A	N/A	N/A

Impairment of Goodwill

In 2012, we recorded an impairment charge of $8,067 in our Utility T&D segment. The operating performance and future outlook for our electric and gas distribution business in the Northeast continued to decline, which ultimately resulted in our decision to sell the business and discontinue its operations. Further, the challenging competitive landscape contributed to the full write-off of goodwill attributed to this segment.

In 2011, we recorded impairment charges of $143,543, $32,822 and $2,210, respectively, in our Utility T&D, Oil & Gas and Canada segments. The slow economic recovery, exacerbated by the instability in world financial markets and the hard-hit U.S. housing sector, resulted in a reassessment of future growth rates and a reduction in the outlook for future cash flows in the Utility T&D segment. The impairment charge for our Oil & Gas and Canada segments represented a full write-off of goodwill and was a result of a depressed fair market valuation.

In 2010, we recorded an impairment charge of $60,000 related to our Oil & Gas segment. The impairment charge was a result of reduced demand for services within this segment which stemmed from a combination of lower levels of capital and maintenance spending in the refining industry and significantly decreased margins within a highly competitive environment.

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

Valuation of Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such asset is necessary. This evaluation, as well as an evaluation of our other intangible assets, requires us to make long-term forecasts of the future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for our products and future market conditions. Estimating future cash flows requires significant judgment, and our projections may vary from the cash flows eventually realized. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period. The effect of any impairment would be to expense the difference between the fair value (less selling costs) of such asset and its carrying value. Such expense would be reflected in earnings.

Insurance

We are insured for workers’ compensation, employer’s liability, auto liability and general liability claims, subject to a deductible of $500 per occurrence. Additionally, our largest non-union employee-related health care benefit plan is subject to a deductible of $250 per claimant per year.

Losses are accrued based upon our estimates of the ultimate liability for claims incurred (including an estimate of claims incurred but not reported), with assistance from third-party actuaries. For these claims, to the extent we have insurance coverage above the deductible amounts, we have recorded a receivable reflected in “Other assets” in our Consolidated Balance Sheets. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends.

Income Taxes

The Financial Accounting Standards Board’s standard for income taxes takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. We evaluate the realizability of our deferred tax assets in determination of our valuation allowance and adjust the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in our effective tax rate on future earnings. The provision or benefit for income taxes and the annual effective tax rate are impacted by income taxes in certain countries being computed based on a deemed profit rather than on taxable income and tax holidays on certain international projects.

We record reserves for expected tax consequences of uncertain tax positions assuming that the taxing authorities have full knowledge of the position and all relevant facts. The income tax laws and regulations are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our tax positions that could materially affect amounts recognized in our future Consolidated Balance Sheets and Statements of Operations.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk is our exposure to changes in non-U.S. (primarily Canada) currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expense in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expense in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at December 31, 2012 and 2011.

The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the Consolidated Balance Sheets approximate fair value at December 31, 2012 due to the generally short maturities of these items. At December 31, 2012, we invested primarily in short-term dollar denominated bank deposits. We have the ability and expect to hold our investments to maturity.

Under the Amended and Restated Credit Agreement, we are subject to hedging arrangements to fix or otherwise limit the interest cost of our existing Term Loan and the Revolving Credit Facility. We currently have two interest rate swap agreements outstanding for a total notional amount of $150,000 in order to hedge changes in our variable rate interest expense on $150,000 of our existing Term Loan and Revolving Credit Facility LIBOR indexed debt. Under each swap agreement, we receive interest at a rate based on the maximum of either three-month LIBOR or 2% and pay interest at a fixed rate of 2.68% through June 30, 2014. Each swap agreement is designated and qualifies as a cash flow hedging instrument and is deemed a highly effective hedge. The fair value of the swap agreements was $1,441 at December 31, 2012 and was based on using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates. A 100 basis point increase in interest rates would increase the fair value of the swaps by $283. Conversely, a 100 basis point decrease in interest rates (subject to minimum rates of zero) would decrease the fair value of the swaps by $7.

We also entered in to two interest rate cap agreements for notional amounts of $75,000 each in order to limit exposure to an increase of the interest rate above 3 percent, effective September 28, 2010 through March 28, 2012. Through June 1, 2011, the cap agreements were designated and qualified as cash flow hedging instruments and were deemed to be highly effective hedges. On June 1, 2011, the caps were de-designated due to the interest rate being fixed on the underlying debt through the remaining term of the caps; changes in the value of the caps subsequent to that date were reported in earnings. The amount reported in earnings for the undesignated interest rate caps for the years ended December 31, 2012 and 2011 is immaterial. The fair value of the interest rate cap agreements was $0 at December 31, 2012.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Willbros Group, Inc.

In our opinion, the accompanying consolidated balance sheets as of December 31, 2012 and December 31, 2011 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2012 present fairly, in all material respects, the financial position of Willbros Group, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the years ended December 31, 2012 and December 31, 2011 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 6, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Willbros Group, Inc.

We have audited the accompanying consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows of Willbros Group, Inc. (a Delaware corporation) and its subsidiaries for the year ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements of Willbros Group, Inc. and its subsidiaries referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Houston, Texas

March 14, 2011 (except for Business Disposals and Results of Discontinued Operations in Note 18, as to which the date is March 6, 2013 and Note 14 as to which the date is June 29, 2012)

WILLBROS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$54,380	$58,686
Accounts receivable, net	394,267	265,468
Contract cost and recognized income not yet billed	90,182	32,262
Prepaid expenses and other assets	32,093	42,384
Parts and supplies inventories	8,688	8,348
Deferred income taxes	10,368	1,845
Assets held for sale	62,804	94,037

Total current assets	652,782	503,030
Property, plant and equipment, net	128,324	157,401
Goodwill	—	8,067
Other intangible assets, net	158,062	172,876
Deferred income taxes	82	—
Other assets	38,996	20,397

Total assets	$978,246	$861,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$304,945	$205,679
Contract billings in excess of cost and recognized income	36,243	16,100
Current portion of capital lease obligations	1,317	2,031
Notes payable and current portion of other long-term debt	5,869	31,623
Current portion of settlement obligation of discontinued operations	5,000	14,000
Accrued income taxes	8,785	4,983
Other current liabilities	8,084	10,090
Liabilities held for sale	15,384	30,199

Total current liabilities	385,627	314,705
Long-term debt	294,353	230,707
Capital lease obligations	2,281	3,387
Long-term portion of settlement obligation of discontinued operations	36,500	41,500
Long-term liabilities for unrecognized tax benefits	5,499	4,030
Deferred income taxes	9,035	2,994
Other long-term liabilities	38,618	32,870

Total liabilities	771,913	630,193
Contingencies and commitments (Note 15)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 70,000,000 shares authorized and 50,084,890 shares issued at December 31, 2012 (49,423,152 at December 31, 2011)	2,504	2,471
Additional paid-in capital	687,101	680,289
Accumulated deficit	(486,051)	(455,840)
Treasury stock at cost, 1,013,399 shares at December 31, 2012 (829,526 at December 31, 2011)	(11,394)	(10,839)
Accumulated other comprehensive income	13,504	14,570

Total Willbros Group, Inc. stockholders’ equity	205,664	230,651
Noncontrolling interest	669	927

Total stockholders’ equity	206,333	231,578

Total liabilities and stockholders’ equity	$978,246	$861,771

See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2012	2011	2010
Contract revenue	$2,004,246	$1,450,198	$1,076,998
Operating expenses:
Contract	1,805,995	1,309,865	944,514
Amortization of intangibles	14,985	15,108	9,437
General and administrative	153,852	129,168	108,577
Settlement of project dispute	—	8,236	—
Goodwill impairment	8,067	178,575	60,000
Changes in fair value of contingent earnout liability	—	(10,000)	(45,340)
Acquisition costs	—	—	10,055
Other charges	151	105	3,771

	1,983,050	1,631,057	1,091,014

Operating income (loss)	21,196	(180,859)	(14,016)
Other income (expense):
Interest expense, net	(29,387)	(45,031)	(27,621)
Loss on early extinguishment of debt	(3,405)	(6,304)	—
Other, net	(402)	(458)	1,632

	(33,194)	(51,793)	(25,989)
Loss from continuing operations before income taxes	(11,998)	(232,652)	(40,005)
Provision (benefit) for income taxes	5,839	(32,293)	(27,184)

Loss from continuing operations	(17,837)	(200,359)	(12,821)
Loss from discontinued operations, net of provision (benefit) for income taxes	(11,398)	(92,462)	(23,008)

Net loss	(29,235)	(292,821)	(35,829)
Less: Income attributable to noncontrolling interest	(976)	(1,195)	(1,207)

Net loss attributable to Willbros Group, Inc.	$(30,211)	$(294,016)	$(37,036)

Reconciliation of net loss attributable to Willbros Group, Inc.
Loss from continuing operations	$(18,813)	$(201,554)	$(14,028)
Loss from discontinued operations	(11,398)	(92,462)	(23,008)

Net loss attributable to Willbros Group, Inc	$(30,211)	$(294,016)	$(37,036)

Basic loss per share attributable to Company Shareholders:
Loss from continuing operations	$(0.39)	$(4.25)	$(0.33)
Loss from discontinued operations	(0.24)	(1.94)	(0.54)

Net loss	$(0.63)	$(6.19)	$(0.87)

Diluted loss per share attributable to Company Shareholders:
Loss from continuing operations	$(0.39)	$(4.25)	$(0.33)
Loss from discontinued operations	(0.24)	(1.94)	(0.54)

Net loss	$(0.63)	$(6.19)	$(0.87)

Weighted average number of common shares outstanding:
Basic	48,019,303	47,475,680	43,013,934

Diluted	48,019,303	47,475,680	43,013,934

See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2012	2011	2010
Net loss	$(29,235)	$(292,821)	$(35,829)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(1,521)	(1,450)	6,194
Changes in derivative financial instruments	455	(1,918)	19

Total other comprehensive income (loss), net of tax	(1,066)	(3,368)	6,213

Total comprehensive loss	(30,301)	(296,189)	(29,616)
Less: Comprehensive income attributable to noncontrolling interest	(976)	(1,195)	(1,207)

Total comprehensive loss attributable to Willbros Group, Inc.	$(31,277)	$(297,384)	$(30,823)

See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Accumu- lated Deficit	Treasury Stock	Accumu- lated Other Compre- hensive Income	Total Stock- holders’ Equity Willbros Group, Inc.	Non- controlling Interest	Total Stock- holders’ Equity
	Shares	Par Value				(Loss)
Balance, December 31, 2009	40,106,498	$2,005	$607,299	$(124,788)	$(9,045)	$11,725	$487,196	$799	$487,995
Net income (loss)	—	—	—	(37,036)	—	—	(37,036)	1,207	(35,829)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	6,194	6,194	—	6,194
Derivatives, net of tax	—	—	—	—	—	19	19	—	19
Dividend distribution to noncontrolling interest	—	—	—	—	—	—	—	(1,135)	(1,135)
Share-based award modification	—	—	1,770	—	—	—	1,770	—	1,770
Amortization of stock-based compensation	—	—	8,404	—	—	—	8,404	—	8,404
Stock-based compensation tax deficiency	—	—	(956)	—	—	—	(956)	—	(956)
Stock issued under share-based compensation plans	517,011	26	(26)	—	—	—	—	—	—
Stock issued in connection with acquisition of InfrastruX	7,923,308	396	57,682	—	—	—	58,078	—	58,078
Additions to treasury stock, vesting and forfeitures of restricted stock	—	—	—	—	(1,000)	—	(1,000)	—	(1,000)

Balance, December 31, 2010	48,546,817	$2,427	$674,173	$(161,824)	$(10,045)	$17,938	$522,669	$871	$523,540

Net income (loss)	—	—	—	(294,016)	—	—	(294,016)	1,195	(292,821)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(1,450)	(1,450)	—	(1,450)
Derivatives, net of tax	—	—	—	—	—	(1,918)	(1,918)	—	(1,918)
Dividend declared and distributed to noncontrolling interest	—	—	—	—	—	—	—	(1,139)	(1,139)
Share-based award modification	—	—	(1,770)	—	—	—	(1,770)	—	(1,770)
Amortization of stock-based compensation	—	—	7,930	—	—	—	7,930	—	7,930
Stock issued under share-based compensation plans	876,335	44	(44)	—	—	—	—	—	—
Additions to treasury stock, vesting and forfeitures of restricted stock	—	—	—	—	(794)	—	(794)	—	(794)

Balance, December 31, 2011	49,423,152	$2,471	$680,289	$(455,840)	$(10,839)	$14,570	$230,651	$927	$231,578

WILLBROS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Accumu- lated Deficit	Treasury Stock	Accumu- lated Other Compre- hensive Income	Total Stock- holders’ Equity Willbros Group, Inc.	Non- controlling Interest	Total Stock- holders’ Equity
	Shares	Par Value				(Loss)
Balance, December 31, 2011	49,423,152	$2,471	$680,289	$(455,840)	$(10,839)	$14,570	$230,651	$927	$231,578
Net income (loss)	—	—	—	(30,211)	—	—	(30,211)	976	(29,235)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(1,521)	(1,521)	—	(1,521)
Derivatives, net of tax	—	—	—	—	—	455	455	—	455
Dividend declared and distributed to noncontrolling interest	—	—	—	—	—	—	—	(1,234)	(1,234)
Share-based award modification	—	—	330	—	—	—	330	—	330
Amortization of stock-based compensation	—	—	6,515	—	—	—	6,515	—	6,515
Stock issued under share-based compensation plans	661,738	33	(33)	—	—	—	—	—	—
Additions to treasury stock, vesting and forfeitures of restricted stock	—	—	—	—	(555)	—	(555)	—	(555)

Balance, December 31, 2012	50,084,890	$2,504	$687,101	$(486,051)	$(11,394)	$13,504	$205,664	$669	$206,333

See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(29,235)	$(292,821)	$(35,829)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	11,398	92,462	23,008
Depreciation and amortization	46,954	54,976	46,077
Goodwill impairment	8,067	178,575	60,000
Changes in fair value of contingent earnout liability	—	(10,000)	(45,340)
Stock-based compensation	7,623	9,724	8,404
Loss on early extinguishment of debt	3,405	6,304	—
Deferred income tax benefit	(4,673)	(29,760)	(30,669)
Amortization of debt issue costs	4,546	7,505	3,184
Non-cash interest expense	2,287	6,608	5,077
Settlement of project dispute	—	8,236	—
Other non-cash	(2,073)	(4,578)	1,552
Changes in operating assets and liabilities:
Accounts receivable, net	(129,182)	559	(24,900)
Payments on government fines	—	(6,575)	(6,575)
Contract cost and recognized income not yet billed	(57,870)	(9,104)	12,545
Prepaid expenses and other assets	29,238	32,913	4,803
Accounts payable and accrued liabilities	100,280	47,698	(12,108)
Accrued income taxes	3,770	1,769	(31)
Contract billings in excess of cost and recognized income	20,061	5,730	(824)
Other assets and liabilities, net	(12,626)	(32,900)	33,783

Cash provided by operating activities of continuing operations	1,970	67,321	42,157
Cash provided by (used in) operating activities of discontinued operations	(37,708)	(55,608)	4,714

Cash provided by (used in) operating activities	(35,738)	11,713	46,871
Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired and earnout	—	—	(421,182)
Proceeds from working capital settlement	—	9,402	—
Proceeds from sales of property, plant and equipment	19,578	33,153	16,280
Proceeds from sale of subsidiary	—	18,749	—
Purchases of property, plant and equipment	(12,697)	(10,229)	(15,934)
Maturities of short-term investments	—	—	16,755
Purchase of short-term investments	—	—	(255)

Cash provided by (used in) investing activities of continuing operations	6,881	51,075	(404,336)
Cash provided by (used in) investing activities of discontinued operations	15,355	7,301	(315)

Cash provided by (used in) investing activities	22,236	58,376	(404,651)
Cash flows from financing activities:
Proceeds from term loan issuance	60,000	—	282,000
Proceeds from revolver and notes payable	92,804	59,357	—
Proceeds from stock issuance	—	—	58,078
Stock-based compensation tax benefit (deficiency)	—	—	(956)
Payments on capital leases	(1,820)	(8,269)	(9,545)
Payments on revolver and notes payable	(89,437)	(67,277)	(11,604)
Payments on term loan	(46,700)	(123,379)	(750)
Payments to reacquire common stock	(555)	(794)	(1,000)
Dividend distributed to noncontrolling interest	(1,234)	(1,139)	(1,135)
Costs of debt issuance	(5,723)	(4,935)	(16,238)

Cash provided by (used in) financing activities of continuing operations	7,335	(146,436)	298,850

Cash used in financing activities of discontinued operations	(761)	(860)	(1,055)

Cash provided by (used in) financing activities	6,574	(147,296)	297,795

WILLBROS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2012	2011	2010
Effect of exchange rate changes on cash and cash equivalents	(2,137)	(449)	2,402

Cash used in all activities	(9,065)	(77,656)	(57,583)
Cash and cash equivalents of continuing operations at beginning of period	58,686	134,305	196,903
Cash and cash equivalents of discontinued operations at beginning of period	4,759	6,796	1,781

Cash and cash equivalents at beginning of period	63,445	141,101	198,684
Cash and cash equivalents at end of period	54,380	63,445	141,101
Less: cash and cash equivalents of discontinued operations at end of period	—	(4,759)	(6,796)

Cash and cash equivalents of continuing operations at end of period	$54,380	$58,686	$134,305

Supplemental disclosures of cash flow information:
Cash paid for interest (including discontinued operations)	$22,029	$32,374	$17,042
Cash paid for income taxes (including discontinued operations)	$1,253	$5,039	$3,947
Supplemental non-cash investing and financing transactions:
Initial contingent earnout liability	$—	$—	$55,340
Prepaid insurance obtained by note payable	$18,763	$6,829	$11,687
Equipment received through like-kind exchange	$—	$—	$3,629
Equipment surrendered through like-kind exchange	$—	$—	$2,735
Capital expenditure included in accounts payable and accrued liabilities	$1,827	$2,676	$—

See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies

Company – Willbros Group, Inc., a Delaware corporation, and its subsidiaries (the “Company,” “Willbros” or “WGI”), is a global contractor specializing in energy infrastructure, serving the oil, gas, refinery, petrochemical and power industries. The Company’s offerings include: engineering, procurement and construction (either individually or as an integrated “EPC” service offering); ongoing maintenance; and other specialty services. The Company’s principal markets for continuing operations are the United States, Canada, and Oman. The Company’s operations in Oman were sold in January 2013. The Company obtains its work through competitive bidding and through negotiations with prospective clients. Contract values range from several thousand dollars to several hundred million dollars and contract durations range from a few weeks to more than two years.

The disclosures in the notes to the consolidated financial statements relate to continuing operations, except as otherwise indicated.

Discontinuance of Operations – As of December 31, 2012, the Company has divested, or is in the process of divesting, certain of its businesses in the United States, Canada, Libya and Nigeria. Together, these businesses are presented as discontinued operations in the Company’s consolidated financial statements and collectively are referred to as the “Discontinued Operations”. Net assets and net liabilities related to the Discontinued Operations are included in the line item “Assets held for sale” and “Liabilities held for sale” on the Consolidated Balance Sheets for all periods presented. Liabilities related to the settlement agreement with West African Gas Pipeline Company Limited (“WAPCo”) are included in the line items “Current portion of settlement obligation of discontinued operations” and “Long-term portion of settlement obligation of discontinued operations” on the consolidated Balance Sheets for all periods presented. The results of the Discontinued Operations are included in the line item “Loss from discontinued operations, net of provision (benefit) for income taxes” on the Consolidated Statements of Operations for all periods presented. For further discussion of Discontinued Operations, see Note 18 – Discontinuance of Operations, Held for Sale Operations and Asset Disposals.

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

Use of Estimates – The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States and include certain estimates and assumptions made by management of the Company in the preparation of the consolidated financial statements. These estimates and assumptions relate to the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the period. Significant items subject to such estimates and assumptions include: revenue recognition under the percentage-of-completion method of accounting, including estimates of progress toward completion and estimates of gross profit or loss accrual on contracts in progress; tax accruals and certain other accrued liabilities; quantification of amounts recorded for contingencies; valuation allowances for accounts receivable and deferred income tax assets; and the carrying amount of property, plant and equipment, goodwill and other intangible assets. The Company bases its estimates on historical experience and other assumptions that it believes relevant under the circumstances. Actual results could differ from these estimates.

Change in Estimate – The Company performed a review of the estimated useful lives of certain fixed assets at its Oil & Gas segment during the first quarter of 2010. This evaluation indicated that actual lives for the construction equipment were generally longer than the estimated useful lives used for depreciation purposes in the Company’s financial statements. As a result, the Company adjusted the estimated useful life on the Oil & Gas segment’s construction equipment from a range of four to six years to a range of four to twelve years. The effect of this change in estimate was to reduce depreciation expense for the year ended December 31, 2010 by $6,032 and increase income from continuing operations by $3,921, net of taxes, or $0.09 per basic share.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies (continued)

Reclassifications – Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. These reclassifications primarily relate to the classification of the Company’s electric and gas distribution business in the Northeast as discontinued operations as determined during the fourth quarter of 2012.

Out-of-Period Adjustments – The Company recorded out-of-period adjustments during the year ended December 31, 2012 primarily related to correct errors to eliminate Cumulative Translation Adjustment balances that stemmed from the dissolution and liquidation of foreign currency based subsidiaries in jurisdictions where the Company no longer conducts business. The net impact of these adjustments was an increase to income from discontinued operations in the amount of $2,530 and a decrease to net loss in the amount of $2,530. These adjustments did not have any impact on the Company’s pre-tax loss or loss from continuing operations for any periods during 2012. The Company does not believe these adjustments are material individually or in the aggregate to its consolidated financial statements for the year ended December 31, 2012, nor does it believe such items are material to any of its previously issued consolidated quarterly and annual financial statements.

Commitments and Contingencies – Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when management assesses that it is probable that a liability has been incurred and the amount can be reasonably estimated. Recoveries of costs from third parties, which management assesses as being probable of realization, are recorded as “Other assets” in the Consolidated Balance Sheets. Legal costs incurred in connection with matters relating to contingencies are expensed in the period incurred. See Note 15 – Contingencies, Commitments and Other Circumstances for further discussion of the Company’s commitments and contingencies.

Accounts Receivable – Most of the accounts receivable and contract work in progress are from clients in the oil, gas, refinery, petrochemical and power industries in North America. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Most contracts require payments as the projects progress or, in certain cases, advance payments. The Company generally does not require collateral, but in most cases can place liens against the property, plant or equipment constructed or terminate the contract if a material default occurs. The allowance for doubtful accounts is the Company’s best estimate of the probable amount of credit losses in the Company’s existing accounts receivable. A considerable amount of judgment is required in assessing the realization of receivables. Relevant assessment factors include the creditworthiness of the customer and prior collection history. Balances over 90 days past due and over a specified minimum amount are reviewed individually for collectability. Account balances are charged off against the allowance after all reasonable means of collection are exhausted and the potential for recovery is considered remote. The allowance requirements are based on the most current facts available and are re-evaluated and adjusted on a regular basis and as additional information is received.

Inventories – Inventories, consisting primarily of parts and supplies, are stated at the lower of actual cost or market. Parts and supplies are evaluated at least annually and adjusted for excess and obsolescence. No excess or obsolescence allowances existed at December 31, 2012 or 2011.

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

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies (continued)

determine if an impairment of such asset is necessary. This requires the Company to make long-term forecasts of the future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for the Company’s products and future market conditions. Estimating future cash flows requires significant judgment, and the Company’s projections may vary from the cash flows eventually realized. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period. The effect of any impairment would be to expense the difference between the fair value (less selling costs) of such asset and its carrying value. Such expense would be reflected in earnings.

Goodwill – Goodwill is originally recorded as the excess of purchase price over fair value of net assets acquired. The Company applies a non-amortization approach to account for purchased goodwill and performs an annual test for impairment during the fourth quarter of each fiscal year and more frequently if an event or circumstance indicates that impairment may have occurred. The Company performs the required annual impairment test for goodwill by determining the fair values of its reporting units using a weighted combination of both the income approach (discounted cash flows of forecasted income) and the market approach (public comparable company multiples of earnings before interest, taxes, depreciation and amortization or “EBITDA” and public comparable company multiples generated from recent transactions).

The fair values of each reporting unit are then compared to their book values. When a possible impairment for a reporting unit is indicated by an excess of carrying value over fair value, the implied fair value of goodwill is calculated by deducting the fair value of net assets of the business, excluding goodwill, from the total fair value of the business. When the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recorded to reduce the carrying value of goodwill to its implied value. The Company has written off the entire amount of recorded goodwill as of December 31, 2012.

Other Intangible Assets –The Company’s intangible assets with finite lives include customer relationships, trade names, non-compete agreements and developed technology. The value of customer relationships is estimated using the income approach, specifically the excess earnings method. The excess earnings analysis consists of discounting to present value the projected cash flows attributable to the customer relationships, with consideration given to customer contract renewals, the importance or lack thereof of existing customer relationships to the Company’s business plan, income taxes and required rates of return. The value of trade names is estimated using the relief-from-royalty method of the income approach. This approach is based on the assumption that in lieu of ownership, a company would be willing to pay a royalty in order to exploit the related benefits of this intangible asset.

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

Other Current Liabilities – Included within “Other current liabilities” on the Consolidated Balance Sheets is $0 and $5,073 of current deferred tax liabilities for the years ended December 31, 2012 and 2011, respectively.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies (continued)

Warranty Costs – The Company warrants labor for new installations and construction and servicing of existing infrastructure and maintains a warranty program which specifically covers its cable remediation services. A warranty reserve of $2,628 and $2,561 for cable remediation services is included within “Other long-term liabilities” on the Consolidated Balance Sheets for the years ended December 31, 2012 and December 31, 2011, respectively.

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

Foreign Currency Translation – All significant monetary asset and liability accounts denominated in currencies other than United States dollars are translated into United States dollars at current exchange rates. Translation adjustments are included in Other Comprehensive Income (“OCI”). Non-monetary assets and liabilities in highly inflationary economies are translated into United States dollars at historical exchange rates. Revenue and expense accounts are converted at prevailing rates throughout the year. Gains or losses on foreign currency transactions and translation adjustments in highly inflationary economies are recorded in income in the period in which they are incurred.

Concentration of Credit Risk – The Company has a concentration of customers in the oil, gas, refinery, petrochemical and power industries which expose the Company to a concentration of credit risk within a single industry. The Company seeks to obtain advance and progress payments for contract work performed on major contracts. Receivables are generally not collateralized. An allowance for doubtful accounts of $2,220 and $1,004 is included within “Accounts receivable, net” on the Consolidated Balance Sheets for the years ended December 31, 2012 and December 31, 2011, respectively.

Income (Loss) per Common Share – Basic income (loss) per share is calculated by dividing net income (loss), less any preferred dividend requirements, by the weighted-average number of common shares outstanding during the year. Diluted income (loss) per share is calculated by including the weighted average number of all potentially dilutive common shares with the weighted-average number of common shares outstanding. Shares of common stock underlying the Company’s convertible notes are included in the calculation of diluted income per share using the “if-converted” method. Therefore, the numerator for diluted income per share is calculated excluding the after-tax interest expense associated with the Company’s convertible notes as long as the associated interest per weighted average convertible share does not exceed basic earnings per share.

Derivative Financial Instruments – The Company may use derivative financial instruments such as forward contracts, options or other financial instruments as hedges to mitigate non-U.S. currency exchange risk when the Company is unable to match non-U.S. currency revenue with expense in the same currency. In addition, the Company is subject to hedging arrangements to fix or otherwise limit the interest cost of the variable interest rate borrowings and is subject to interest rate risk on its debt and investment of cash and cash equivalents arising in the normal course of business, as the Company does not engage in speculative trading strategies ..

Cash Equivalents – The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1. Summary of Significant Accounting Policies (continued)

Related Party Transactions – One of the Company’s board members serves as an officer of a current customer in the Oil & Gas segment. The Company performed midstream natural gas construction and engineering services for this customer generating approximately $907, $32,739 and $12,500 in revenue, as of December 31, 2012, 2011 and 2010, respectively. In addition, these projects represent approximately $0 and $1,282 in accounts receivable as of December 31, 2012 and 2011, respectively, and approximately $32 and $918 in accounts payable as of December 31, 2012 and 2011, respectively.

Short-term Investments – The Company may invest a portion of its cash in short-term time deposits, some of which may have early withdrawal penalties. All such deposits have maturity dates that exceed three months. There were no short-term investments outstanding as of December 31, 2012 and 2011.

Recent Accounting Pronouncements – In May 2011, the FASB issued amendments to fair value measurement to achieve common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles, (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”). The amendments result from a joint project with the International Accounting Standards Board, which also issued new guidance on fair value measurements. The amendments provide a framework for how companies should measure fair value when used in financial reporting, and sets out required disclosures. The amendments are intended to clarify how fair value should be measured, predominantly converge the U.S. GAAP and IFRS guidance, and expand the disclosures that are required. The standard is effective for public entities for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. The implementation of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued new accounting guidance related to the presentation of comprehensive income in consolidated financial statements. The new accounting guidance requires the presentation of the components of net income and other comprehensive income either in a single continuous financial statement, or in two separate but consecutive financial statements. The accounting standard eliminates the option to present other comprehensive income and its components as part of the statement of stockholders’ equity. This standard is effective for fiscal years beginning after December 15, 2011, including interim periods, and early adoption is permitted. The Company complied with this new accounting guidance beginning with the quarter ended March 31, 2012.

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

In February 2013, the FASB issued a new accounting standard related to the reporting of amounts reclassified out of Accumulated Other Comprehensive Income (“Accumulated OCI”). Under this standard, an entity is required to provide information about the amounts reclassified out of Accumulated OCI by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of Accumulated OCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. This standard does not change the current requirements for reporting net income or other comprehensive income in the financial statements and is effective for interim and annual periods beginning on or after December 15, 2012. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

This acquisition provides the Company the opportunity to strengthen its presence in the infrastructure markets within the utility industry.

Consideration

Total consideration transferred in acquiring InfrastruX is summarized as follows:

Proceeds from newly issued term loan facility	$300,000
Cash provided from operations	62,980

Total cash consideration	362,980
Issuance of Willbros Group common stock	58,078	(1)
Contingent consideration	55,340	(2)

Total consideration	$476,398

(1)	Represents 7,923,308 shares issued, which have been valued at the closing price of Company stock on July 1, 2010, the acquisition date.
(2)	Estimated as of acquisition announcement based on a probability estimate of InfrastruX’s EBITDA achievements during the earnout period. See Note 16 – Fair Value Measurements.

This transaction has been accounted for using the acquisition method of accounting which requires that, among other things, assets acquired and liabilities assumed be recorded at their fair values as of the acquisition date. The excess of the consideration transferred over those fair values is recorded as goodwill.

The allocation of purchase price to acquired assets and liabilities is as follows:

Assets acquired:
Cash and cash equivalents	$9,278
Accounts receivable	124,856
Inventories	4,501
Prepaid expenses and other current assets	39,565
Property, plant and equipment	156,160
Intangible assets	168,409
Goodwill	159,963 (1)
Other long-term assets	21,924
Liabilities assumed:
Accounts payable and other accrued liabilities	(97,985)
Capital lease obligations	(4,977)
Vendor related debt	(2,761)
Deferred income taxes and other liabilities	(80,445)
Other long-term liabilities	(22,090)

Net assets acquired	$476,398

(1)	Includes post-acquisition purchase price adjustment of $9,402 related to the settlement of working capital balances in the first quarter of 2011.

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

Intangible Assets and Goodwill

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

Goodwill represented the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. The goodwill recorded in connection with this acquisition was included in the Utility T&D segment and has been fully written off as of December 31, 2012.

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

Year Ended
December 31, 2010 (Unaudited)
Contract revenue	$1,500,729
Net loss attributable to Company shareholders	(53,089)
Basic loss per share	(1.15)
Diluted loss per share	(1.15)

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

3. Accounts Receivable

Accounts receivable, net as of December 31, 2012 and 2011 is comprised of the following:

	December 31,
	2012	2011
Trade	$263,674	$194,324
Unbilled revenue	81,108	41,598
Contract retention	40,418	16,402
Other receivables	11,287	14,148

Total accounts receivable	396,487	266,472
Less: allowance for doubtful accounts	(2,220)	(1,004)

Total accounts receivable, net	$394,267	$265,468

The Company expects all accounts receivable to be collected within one year. The provision for bad debts included in “General and administrative” expenses in the Consolidated Statements of Operations was $1,327, $790, and $2,873 for the years ended December 31, 2012, 2011 and 2010, respectively.

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts will be due upon completion of the contracts and acceptance by the customer. Based on the Company’s experience with similar contracts within recent years, the majority of the retention balances at each balance sheet date will be collected within the next twelve months.

4. Contracts in Progress

Contract cost and recognized income not yet billed on uncompleted contracts arise when recorded revenues for a contract exceed the amounts billed under the terms of the contracts. Contract billings in excess of cost and recognized income arise when billed amounts exceed revenues recorded. Amounts are billable to customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract. Also included in contract cost and recognized income not yet billed on uncompleted contracts are amounts the Company seeks to collect from customers for change orders approved in scope but not for price associated with that scope change (unapproved change orders). Revenue for these amounts is recorded equal to the lesser of the expected revenue or cost incurred when realization of price approval is probable. Recognizing revenues from unapproved change orders involves the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded unapproved change orders may be made in the near-term. If the Company does not successfully resolve these matters, a reduction in revenues may be required to amounts that have been previously recorded.

Contract cost and recognized income not yet billed and related amounts billed as of December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
Cost incurred on contracts in progress	$951,021	$601,867
Recognized income	133,493	84,031

	1,084,514	685,898
Progress billings and advance payments	(1,030,575)	(669,736)

	$53,939	$16,162

Contract cost and recognized income not yet billed	$90,182	$32,262
Contract billings in excess of cost and recognized income	(36,243)	(16,100)

	$53,939	$16,162

Contract cost and recognized income not yet billed includes $5,949 and $1,151 at December 31, 2012 and 2011, respectively, on completed contracts.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

5. Property, Plant and Equipment

Property, plant and equipment, which are used to secure debt or are subject to lien, at cost, as of December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
Construction equipment	$119,550	$99,339
Furniture and equipment	50,434	46,560
Land and buildings	12,593	32,276
Transportation equipment	124,557	135,631
Leasehold improvements	23,063	17,019
Marine equipment	110	110

Total property, plant and equipment	330,307	330,935
Less: accumulated depreciation	(201,983)	(173,534)

Total property, plant and equipment, net	$128,324	$157,401

Amounts above include $4,048 and $9,781 of construction in progress as of December 31, 2012 and 2011, respectively. Depreciation expense included in operating expense for the years ended December 31, 2012, 2011 and 2010 was $31,969, $39,868 and $36,640, respectively.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

6. Goodwill and Other Intangible Assets

The Company’s goodwill by segment as of December 31, 2012 and as of December 31, 2011 was as follows:

Utility T&D	Goodwill	Impairment Reserves	Total, Net
Balance as of July 1, 2010	$168,919	$—	$168,919
Purchase price adjustments	446	—	446

Balance as of December 31, 2010	$169,365	$—	$169,365
Purchase price adjustments	(9,402)	—	(9,402)
Reorganization of reporting structure	(8,353)	—	(8,353)
Impairment losses	—	(143,543)	(143,543)

Balance as of December 31, 2011	$151,610	$(143,543)	$8,067
Impairment losses	—	(8,067)	(8,067)

Balance as of December 31, 2012	$151,610	$(151,610)	$—

Oil & Gas	Goodwill	Impairment Reserves	Total, Net
Balance as of January 1, 2010	$83,852	$—	$83,852
Purchase price adjustments	617	—	617
Impairment losses	—	(60,000)	(60,000)

Balance as of December 31, 2010	84,469	(60,000)	24,469
Reorganization of reporting structure	8,353	—	8,353
Impairment losses	—	(32,822)	(32,822)

Balance as of December 31, 2011	$92,822	$(92,822)	$—
Impairment losses	—	—	—

Balance as of December 31, 2012	$92,822	$(92,822)	$—

Canada	Goodwill	Impairment Reserves	Total, Net
Balance as of January 1, 2010	$1,923	$—	$1,923
Translation adjustment	539	—	539

Balance as of December 31, 2010	2,462	—	2,462
Translation adjustment	(252)	—	(252)
Impairment losses	—	(2,210)	(2,210)

Balance as of December 31, 2011	$2,210	$(2,210)	$—
Impairment losses	—	—	—

Balance as of December 31, 2012	$2,210	$(2,210)	$—

The Company records as goodwill the amount by which the total purchase price the Company pays in its acquisition transactions exceeds its estimated fair value of the identifiable net assets it has acquired. The Company’s goodwill impairment assessment includes a two-step fair value-based test and is performed annually, or more frequently if events or circumstances exist which indicate that goodwill may be impaired. The Company has determined that its segments represent its reporting units for the purpose of assessing goodwill impairments.

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

Income Approach – Discounted Cash Flows. This valuation approach derives a present value of the reporting unit’s projected future annual cash flows over the next eight years and the present residual value of the segment. The Company used a variety of underlying assumptions to estimate these future cash flows, including assumptions relating to future economic market conditions, sales volumes, costs and expenses and capital expenditures. These assumptions are dependent on regional market conditions, including competitive position, degree of vertical integration, supply and demand for materials and other industry conditions. The discount rate used in the Company’s analysis for 2012, specifically the weighted average cost of capital, was approximately 16 percent. The revenue compounded annual growth rates used in the Company’s analysis for 2012 varied from (7.7) percent to 3.0 percent. The Company’s EBITDA margins derived from these underlying assumptions for its 2012 analysis varied between approximately 8.0 percent and 8.2 percent. The terminal growth rate used for its 2012 analysis was 3.0 percent.

Market Approach – Multiples of EBITDA. This valuation approach utilizes publicly traded construction companies’ enterprise values, as compared to their recent EBITDA information. For the 2012 analysis, the Company used an average EBITDA multiple of 4.3 times in determining this market approach metric. This multiple is used as a valuation metric to the Company’s most recent financial performance. The Company used EBITDA as an indicator of demand because it is a widely used key indicator of the cash generating capacity of similar companies.

Market Approach – Comparisons of Recent Transactions. This valuation approach uses publicly available information regarding recent third-party sales transactions in the Company’s industry to derive a valuation metric of the target’s respective enterprise values over their EBITDA amounts. For the Company’s 2012 analysis, the Company did not weight this market approach because current economic conditions did not yield significant recent transactions to derive an appropriate valuation metric.

The Company selected these valuation approaches because it believe the combination of these approaches, along with its best judgment regarding underlying assumptions and estimates, provides the Company with the best estimate of fair value. The Company believes these valuation approaches are proven and appropriate for its industry and widely accepted by investors. The estimated fair value would change if the Company’s weighting assumptions under these valuation approaches were materially modified. For its 2012 analysis, the Company weighted the Income Approach – Discounted Cash Flows at 70 percent, the Market Approach – Multiples of EBITDA at 30 percent and the Market Approach – Comparison of Recent Transactions at 0 percent This weighting was utilized to reflect fair value in current market conditions.

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

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

6. Goodwill and Other Intangible Assets (continued)

Detailed below is a table of key underlying assumptions for all reporting units utilized in the fair value estimate calculation for the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
Income Approach – Discounted Cash Flows
Revenue Growth Rates	(7.7)% to 3.0%	2.5% to 41.0%	3.0% to 34.6%
Weighted Average Cost of Capital	16.0%	17.0% to 18.0%	14.0% to 15.0%
Terminal Value Rate	3.0%	2.5%	3.0%
EBITDA Margin Rate	8.0% to 8.2%	4.1% to 12.0%	4.2% to 6.7%
Market Approach – Multiples of EBITDA
EBITDA Multiples Used	4.3	3.0 to 4.5	4.5 to 5.5
Market Approach – Comparison of Recent Transactions
EBITDA Multiples Used	N/A	N/A	N/A

In 2012, the Company recorded an impairment charge of $8,067 in its Utility T&D segment. The operating performance and future outlook for the electric and gas distribution business in the Northeast continued to decline, which ultimately resulted in the Company’s decision to sell the business and discontinue its operations. Further, the challenging competitive landscape contributed to the full write-off of goodwill attributed to this segment.

In 2011, the Company recorded impairment charges of $143,543, $32,822 and $2,210, respectively in its Utility T&D, Oil & Gas and Canada segments. The slow economic recovery, exacerbated by the instability in world financial markets and the hard-hit U.S. housing sector, resulted in a reassessment of future growth rates and a reduction in the outlook for future cash flows in the Utility T&D segment. The impairment charge for the Company’s Oil & Gas and Canada segments represented a full write-off of goodwill and was a result of a depressed fair market valuation.

In 2010, the Company recorded an impairment charge of $60,000 related to its Oil & Gas segment. The impairment charge was a result of reduced demand for services within this segment which stemmed from a combination of lower levels of capital and maintenance spending in the refining industry and significantly decreased margins within a highly competitive environment.

The Company’s other intangible assets as of December 31, 2012 and 2011 were as follows:

	December 31, 2012
	Customer	Trademark/	Non-compete
	Relationships	Tradename	Agreements	Technology	Total
Balance as of December 31, 2011	$156,857	$10,794	$550	$4,675	$172,876
Amortization	(12,948)	(1,263)	(222)	(552)	(14,985)
Other	—	171	—	—	171

Balance as of December 31, 2012	$143,909	$9,702	$328	$4,123	$158,062

Weighted average remaining amortization period	11.3 yrs	7.4 yrs	1.5 yrs	7.5 yrs

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

6. Goodwill and Other Intangible Assets (continued)

	December 31, 2011
	Customer	Trademark/	Non-compete
	Relationships	Tradename	Agreements	Technology	Total
Balance as of December 31, 2010	$169,930	$11,919	$770	$5,225	$187,844
Amortization	(13,073)	(1,265)	(220)	(550)	(15,108)
Other	—	140	—	—	140

Balance as of December 31, 2011	$156,857	$10,794	$550	$4,675	$172,876

Weighted average remaining amortization period	12.3 yrs	8.3 yrs	2.5 yrs	8.5 yrs

Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 15 years.

Estimated amortization expense for each of the subsequent five years and thereafter is as follows:

Fiscal year:
2013	$15,065
2014	14,955
2015	14,845
2016	14,845
2017	14,845
Thereafter	83,507

Total amortization	$158,062

7. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
Trade accounts payable	$137,060	$86,400
Payroll and payroll liabilities	50,821	37,331
Accrued contract costs	59,834	34,752
Self-insurance accrual	18,559	23,171
Other accrued liabilities	38,671	24,025

Total accounts payable and accrued liabilities	$304,945	$205,679

8. Government Obligations

Government obligations represent amounts due to government entities, specifically the Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”), in final settlement of the investigations involving violations of the Foreign Corrupt Practices Act (the “FCPA”) and violations of the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These investigations stemmed primarily from the Company’s former operations in Bolivia, Ecuador and Nigeria. In May 2008, the Company reached final settlement agreements with the DOJ and the SEC to settle their investigations. As previously disclosed, the agreements provided for an aggregate payment of $32,300, including $22,000 in fines to the DOJ related to the FCPA violations, consisting of $10,000 paid on signing and $4,000 annually for three years thereafter, with no interest due on unpaid amounts, and $10,300 to the SEC, consisting of $8,900 of profit disgorgement and $1,400 of pre-judgment interest, payable in four equal annual installments of $2,575 with the first installment paid on signing and annually for three years thereafter. Post-judgment interest was payable on the outstanding $7,725.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

8. Government Obligations (continued)

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

9. Long-term Debt

Long-term debt as of December 31, 2012 and 2011 was as follows:

	December 31, 2012	December 31, 2011
Term loan, net of unamortized discount of $4,983 and $7,138	$184,187	$168,733
Borrowings under credit facility	104,407	59,357
6.5% senior convertible notes, net	—	32,050
Capital lease obligations	3,598	5,418
Other obligations	11,628	2,190

Total debt	303,820	267,748
Less: current portion	(7,186)	(33,654)

Long-term debt, net	$296,634	$234,094

Amended and Restated Credit Agreement

Pursuant to an Amendment and Restatement Agreement dated as of November 8, 2012, the Company’s credit agreement dated as of June 30, 2010 (the “2010 Credit Agreement”) was amended and restated in its entirety (the “Amended and Restated Credit Agreement”). The 2010 Credit Agreement consisted of a four-year, $300,000 term loan facility (the “Term Loan Facility”) maturing on June 30, 2014 and a three-year revolving credit facility of $175,000 maturing on June 30, 2013 (the “Revolving Credit Facility”). Under the Amended and Restated Credit Agreement, certain existing lenders under the Revolving Credit Facility, holding an aggregate amount of commitments equal to $115,000, agreed that the maturity applicable to such commitments would be extended one year, to June 30, 2014.

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

The Company’s primary source of capital is its cash on hand, cash flow from operations and borrowings under its Revolving Credit Facility. Under the 2010 Credit Agreement, the Revolving Credit Facility was available for letters of credit and for revolving loans, which could be used for working capital and general corporate purposes. 100 percent of the Revolving Credit Facility could be used to obtain letters of credit and revolving loans had a sublimit of $150,000. On March 4, 2011, as part of an amendment to the 2010 Credit Agreement, the Company agreed to limit its revolver borrowings to $25,000, with the exception of proceeds from revolving borrowings used to make any payments in respect of both the 2.75% Convertible Senior Notes (the “2.75% Notes”) and the 6.5% Senior Convertible Notes (the “6.5% Notes”), until its Maximum Total Leverage Ratio is 3.00 to 1.00 or less. As such, subsequent to this amendment, on March 15, 2011, the Company borrowed $59,357 under the Revolving Credit Facility to fund the repayment of the 2.75% Notes and borrowed an additional $25,000 under the Revolving Credit Facility on July 20, 2012.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

9. Long-term Debt (continued)

The Amended and Restated Credit Agreement effectively modifies the sublimit described above by including a sublimit for any new borrowings under the Revolving Credit Facility after the effective date of the Amended and Restated Credit Agreement. This sublimit for new borrowings will range from $0 to $50,000 as determined by reference to a formula, which will permit new revolver borrowings only if the Company first makes voluntary prepayments and/or mandatory repayments or prepayments of revolver borrowings from the net proceeds of asset sales, equity issuances or other sources. This new sublimit does not apply to new borrowings under the Revolving Credit Facility which are used to make payments of amounts due or outstanding in respect of the 6.5% Notes. However, if on or after March 31, 2013, the Company has received net proceeds from asset sales or equity issuances equal to or exceeding $90,000, the sublimit for borrowings will be $50,000 with an increase to $75,000 after the close of any fiscal quarter in which its Maximum Total Leverage Ratio is 2.25 to 1.00 or less, in each case, including any borrowings under the Revolving Credit Facility used to make payments of amounts due or outstanding in respect of the 6.5% Notes. As such, in consideration of these modifications, on November 20, 2012, the Company repaid $12,000 of its outstanding borrowings under the Revolving Credit Facility and borrowed $32,050 under the Revolving Credit Facility to fund the repayment of the 6.5% Notes on December 12, 2012.

Interest payable under the 2010 Credit Agreement was determined by the loan type. As of December 31, 2012, the interest rates on the Term Loan Facility and Revolving Credit Facility (both Eurocurrency rate loans) were 9.5% and 4.2%, respectively. Interest payments on Eurocurrency rate loans were payable in arrears on the last day of such interest period, and, in the case of interest periods of greater than three months, on each business day which occurs at three month intervals from the first day of such interest period. Interest payments on base rate loans are payable quarterly in arrears on the last business day of each calendar quarter. The applicable margins for revolving loans under the Amended and Restated Credit Agreement remain unchanged through June 30, 2013. However, beginning on July 1, 2013 and continuing through the June 30, 2014 extended maturity date, the applicable margin on revolving Eurocurrency rate loans increases to 7.5%, and the applicable margin on revolving base rate loans increases to 6.5%, in each case irrespective of the then current Maximum Total Leverage Ratio.

Under the Amended and Restated Credit Agreement, mandatory prepayments in respect of asset dispositions, events of loss and equity issuances may be applied at the option of the Company to revolving loans, outstanding term loans, or any combination thereof, without any reduction in the commitments under the Revolving Credit Facility.

The table below sets forth the primary covenants in the Amended and Restated Credit Agreement, which have been modified from the 2010 Credit Agreement, and the calculation with respect to these covenants at December 31, 2012:

	Covenants Requirements	Actual Ratios at December 31, 2012
Maximum Total Leverage Ratio(1) (debt divided by Consolidated EBITDA) should be less than:	4.00 to 1	3.45
Minimum Interest Coverage Ratio(2) (Consolidated EBITDA divided by Consolidated Interest Expense as defined in the Amended and Restated Credit Agreement) should be equal to or greater than:	2.75 to 1	4.19

(1)	The Maximum Total Leverage Ratio decreases to 3.25 as of March 31, 2013, 3.00 as of June 30, 2013 and 2.75 as of September 30, 2013.
(2)	The Minimum Interest Coverage Ratio increases to 3.00 as of December 31, 2013.

The Maximum Total Leverage Ratio requirement declined to 4.00 to 1 at December 31, 2012 from 5.50 to 1 at September 30, 2012. The Minimum Interest Coverage Ratio increased to 2.75 to 1 at December 31, 2012 from 2.25 to 1 at September 30, 2012. Depending on its financial performance, the Company may be

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

9. Long-term Debt (continued)

required to request additional amendments, or waivers for the primary covenants, dispose of assets, or obtain refinancing in future periods. There can be no assurance that the Company will be able to obtain additional amendments or waivers, complete asset sales, or negotiate agreeable refinancing terms should it become needed.

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

A default under the Amended and Restated Credit Agreement may be triggered by events such as a failure to comply with financial covenants or other covenants or a failure to make payments when due under the Amended and Restated Credit Agreement; a failure to make payments when due in respect of, or a failure to perform obligations relating to, other debt obligations in excess of $15,000; a change of control of the Company; and certain insolvency proceedings. A default under the Amended and Restated Credit Agreement would permit the Administrative Agent, Crédit Agricole, and the lenders to terminate their commitment to make cash advances or issue letters of credit, require the immediate repayment of any outstanding cash advances with interest and require the cash collateralization of outstanding letter of credit obligations.

As of December 31, 2012, the Company was in compliance with all covenants under the Amended and Restated Credit Agreement.

During the year ended December 31, 2012, the Company made payments of $46,700 against its existing Term Loan that resulted in the recognition of a $3,405 loss on early extinguishment of debt. These losses represent the write-off of unamortized Original Issue Discount and financing costs inclusive of early payment fees.

Incurred unamortized debt issue costs associated with both the Amended and Restated Credit Agreement and the 2010 Credit Agreement are $9,333 and $9,427 as of December 31, 2012 and December 31, 2011, respectively. These debt issue costs are included in “Other assets” on the Consolidated Balance Sheet at December 31, 2012. These costs will continue to be amortized to interest expense over the remaining terms of the Revolving Credit Facility and Term Loan Facility, respectively.

6.5% Senior Convertible Notes

In December 2005, the Company completed a private placement of $65,000 aggregate principal amount of its 6.5% Notes, pursuant to a purchase agreement. During the first quarter of 2006, the initial purchasers of the 6.5% Notes exercised their options to purchase an additional $19,500 aggregate principal amount of the 6.5% Notes. The primary offering and the purchase option of the 6.5% Notes totaled $84,500. The 6.5% Notes were subject to the terms and conditions of the Indenture governing the 6.5% Notes.

On November 7, 2012, following receipt of the required consents, the Company entered into a fifth supplemental indenture (the “Fifth Supplemental Indenture”) to the Indenture for the 6.5% Notes. The Fifth Supplemental Indenture further amended Section 6.13 of the Indenture so that certain restrictions on the Company’s ability to incur indebtedness were not applicable to borrowings by the Company under the Amended and Restated Credit Agreement during the period from and including the effective date of the Fifth Supplemental Indenture through and including December 15, 2012. The 6.5% Notes matured on December 15, 2012 and the Company repaid the 6.5% Notes in full, which consisted of a cash payment of $33,092 to the holders of the 6.5% Notes, which included $1,042 of accrued interest and the $32,050 outstanding principal balance. In order to fund the repayment, the Company borrowed $32,050 under the Revolving Credit Facility. The 6.5% Notes were general senior unsecured obligations. Interest was paid semi-annually on June 15 and December 15. Upon maturity, the principal amount plus the accrued interest through the day prior to the maturity date was payable only in cash.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

9. Long-term Debt (continued)

The amount of interest expense recognized and effective interest rate related to this debt for the years ended December 31, 2012, 2011, and 2010 were as follows:

	Year Ended December 31,
	2012	2011	2010
Contractual coupon interest	$1,996	$2,083	$2,083
Amortization of discount	—	—	600

Interest expense	$1,996	$2,083	$2,683

Effective interest rate	6.50%	6.50%	8.46%

2.75% Convertible Senior Notes

In 2004, the Company completed a primary offering of $60,000 of the 2.75% Notes. In addition, the initial purchasers of the 2.75% Notes exercised their option to purchase an additional $10,000 aggregate principal amount of the 2.75% Notes. The primary offering and purchase option of the 2.75% Notes totaled $70,000. The holders of the 2.75% Notes had the right to require the Company to purchase the 2.75% Notes, including unpaid interest, on March 15, 2011, 2014, and 2019 or upon a change of control related event. On March 15, 2011, the holders exercised their right and the Company made a cash payment of $59,357 to the holders, which included $332 of accrued interest. In order to fund the purchase, the Company borrowed $59,357 under the Revolving Credit Facility. The 2.75% Notes were general senior unsecured obligations. Interest was paid semi-annually on March 15 and September 15. The 2.75% Notes would have matured on March 15, 2024 if the notes had not been repurchased earlier. Upon maturity, the principal amount plus the accrued interest through the day prior to the maturity date was payable only in cash.

The amount of interest expense recognized and effective interest rate related to this debt for the years ended December 31, 2012, 2011, and 2010 were as follows:

	Year Ended December 31,
	2012	2011	2010
Contractual coupon interest	$—	$—	$1,632
Amortization of discount	—	—	2,604

Interest expense	$—	$—	$4,236

Effective interest rate	N/A	N/A	7.40%

Capital Leases

The Company has entered into multiple capital lease agreements to acquire various construction and transportation equipment which have a weighted average of interest paid of 7.71 percent. Assets held under capital leases at December 31, 2012 and 2011 are summarized below:

	December 31,
	2012	2011
Construction equipment	$3,615	$3,615
Transportation equipment	2,619	2,619
Furniture and equipment	3,506	3,562

Total assets held under capital lease	9,740	9,796
Less: accumulated depreciation	(3,910)	(4,723)

Net assets under capital lease	$5,830	$5,073

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

9. Long-term Debt (continued)

The following are the minimum lease payments for assets financed under capital lease arrangements as of December 31, 2012 and for each of the next five years and thereafter:

Fiscal year:
2013	$1,564
2014	1,052
2015	1,003
2016	480
2017	—
Thereafter	—

Total minimum lease payments under capital lease obligations	4,099
Less: future interest expense	(501)

Net minimum lease payments under capital leases obligations	3,598
Less: current portion of net minimum lease payments	(1,317)

Long-term net minimum lease payments	$2,281

Maturities

The principal amounts due under our remaining debt obligations as of December 31, 2012 for each of the next five years and thereafter is as follows:

Fiscal year:
2013	$2,391
2014	295,797
2015	2,220
2016	2,220
2017	1,875
Thereafter	—

$304,503

Other Obligations

The Company has unsecured credit facilities with banks in certain countries outside the United States. Borrowings in the form of short-term notes and overdrafts are made at competitive local interest rates. Generally, each line is available only for borrowings related to operations in a specific country. Credit available under these facilities is approximately $6,381 at December 31, 2012. There were no outstanding borrowings made under these facilities at December 31, 2012 or 2011.

Fair Value of Debt

The estimated fair value of the Company’s debt instruments as of December 31, 2012 and December 31, 2011 was as follows:

	December 31, 2012	December 31, 2011
Term Loan	$192,752	$178,947
Borrowings under Revolving Credit Facility	104,407	59,357
6.5% Senior Convertible Notes	—	31,613
Capital lease obligations	3,598	6,464
Other obligations	11,628	2,190

Total fair value of debt instruments	$312,385	$278,571

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

9. Long-term Debt (continued)

The Term Loan, revolver borrowings, capital lease obligations and other obligations are classified within Level 2 of the fair value hierarchy. The fair values of these instruments have been estimated using discounted cash flow analyses based on the Company’s incremental borrowing rate for similar borrowing arrangements. A significant increase or decrease in the inputs could result in a directionally opposite change in the fair value of these instruments. The fair value of the Company’s 6.5% Notes at December 31, 2011 was estimated using market prices and was classified within Level 1 of the fair value hierarchy.

10. Retirement Plans and Benefits

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

The Pension Protection Act of 2006 added new funding rules generally applicable to plan years beginning after 2007 for multiemployer plans that are classified as “endangered,” “seriously endangered,” or “critical” status. For a plan in endangered, seriously endangered or critical status, additional required contributions and benefit reductions may apply. A number of plans to which the Company’s business units contribute or may contribute in the future are in “endangered” or “critical” status. Certain of these plans may require additional contributions, generally in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by these plans. The amount of additional funds, if any, that the Company may be obligated to contribute to these plans in the future cannot be estimated, as such amounts will likely be based on future levels of work that require the specific use of those union employees covered by these plans.

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

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

10. Retirement Plans and Benefits (continued)

Fund	EIN/PN	PPA Zone Status (1)	Plan Year End for Zone Status	Subject to Funding Improvement/ Rehabilitation Plan(2)	2012 Contributions	2011 Contributions	2010 Contributions	Surcha- rge Impose	Expiration Date of Collective Bargaining Agreement
Boilermaker-Blacksmith National Pension Trust	48-6168020/ 001	Green	12/31/2012	No	$6,577	$3,759	$3,797	No	12/31/2013
Pennsylvania Heavy and Highway Contractors Pension Trust	23-6531755/ 001	Green	12/31/2012	No	$1,192	$625	$311	No	5/31/2013
Plumbers and Pipefitters National Pension Fund	52-6152779/ 001	Yellow	6/30/2012	Yes	$731	$431	$324	No	6/30/2013
Pension Plan of Steamfitters Pension Fund 475	22-6029738/ 001	Yellow	12/31/2012	Yes	$207	$81	$202	No	4/30/2013
Central Pension Fund of the IUOE and Participating Employers	36-6052390/ 001	Green	1/31/2012	No	$126	$45	$202	No	5/31/2013
Plumbers and Pipefitters Local 553 Pension Plan	37-6052808/ 001	Yellow	12/31/2012	Yes	$303	$—	$—	No	12/31/2013
The California Ironworkers Field Pension Trust	95-6042866/ 001	Yellow	5/31/2012	Yes	$—	$—	$133	No	6/30/2013
Other Funds					$493	$467	$744

Total Contributions:					$9,629	$5,408	$5,713

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

(2)

The “Subject to Funding Improvement / Rehabilitation Plan” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.

Based upon the most recent and available plan financial information, the Company did not make any contributions that represented more than 5 percent of total plan contributions in any of the plan years presented above.

Defined Contribution Plans

In addition to the contributions noted above to multiemployer defined benefit pension plans, the Company also makes contributions to defined contribution plans. Contributions to all defined contribution plans were $9,371, $6,160 and $6,113 for the years ended December 31, 2012, 2011 and 2010, respectively. The zone status outlined above does not apply to defined contribution plans.

11. Income Taxes

The Company is domiciled in the United States and operates primarily in the U.S., Canada, and Oman. During January 2013, the Company’s operations in Oman were sold. These countries have different tax regimes and tax rates which affect the consolidated income tax provision of the Company and its effective tax rate. Moreover, losses from one country generally cannot be used to offset taxable income from another country and some expenses incurred in certain tax jurisdictions receive no tax benefit thereby affecting the effective tax rate.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

11. Income Taxes (continued)

Income (loss) before income taxes on continuing operations consists of:

	Year Ended December 31,
	2012	2011	2010
Foreign	$5,728	$3,558	$17,286
United States	(18,702)	(237,405)	(58,498)

	(12,974)	(233,847)	(41,212)
Oman noncontrolling interest	976	1,195	1,207

	$(11,998)	$(232,652)	$(40,005)

Provision (benefit) for income taxes on continuing operations by country consists of:

	Year Ended December 31,
	2012	2011	2010
Current provision (benefit):
Foreign	$3,923	$(2,908)	$4,725
United States:
Federal	117	(1,672)	(8,540)
State	1,336	2,258	1,811

	5,376	(2,322)	(2,004)

Deferred tax expense (benefit):
Foreign	427	3,338	(1,794)
United States	36	(33,309)	(23,386)

	463	(29,971)	(25,180)

Total provision (benefit) for income taxes	$5,839	$(32,293)	$(27,184)

The provision for income taxes has been determined based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The Company and its subsidiaries operating in the United States are subject to federal income tax rates up to 35 percent and varying state income tax rates and methods of computing tax liabilities. The Company’s principal international operations are in Canada and Oman. Oman’s operations were sold in January 2013. The Company’s subsidiaries in Canada and Oman are subject to corporate income tax rates of 25 percent and 12 percent, respectively. The Company did not have any non-taxable foreign earnings from tax holidays for taxable years 2010 through 2012.

The Company has analyzed its operations in the U.S., Canada, and Oman. The Company’s current operating strategy is not to reinvest all earnings of its operations internationally. Instead, dividends are distributed to the U.S. parent or its U.S. affiliates. No deemed dividends were paid from foreign operations to Willbros Group, Inc. or its domestic subsidiaries during 2012.

In April 2011, the Company discontinued its strategy of reinvesting foreign earnings in foreign operations. This change in strategy continues through December 31, 2012. Due to the current deficit in foreign earnings and profit, the company does not anticipate a significant tax expense related to future repatriations of foreign earnings in the United States.

A reconciliation of the differences between the provision for income tax computed at the appropriate statutory rates and the reported provision for income taxes is as follows. For 2012, 2011 and 2010, the Company was domiciled in the U.S., which has a 35 percent statutory tax rate.

Certain immaterial revisions were made to the 2011 amounts of gross deferred tax assets, gross deferred tax liabilities and the valuation allowance. These revisions had no impact on the Company’s net deferred tax liabilities.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

11. Income Taxes (continued)

	2012	2011	2010
Taxes on earnings at statutory rate in domicile of parent company	$(4,544)	$(81,846)	$(14,424)
Earnings taxed at rates less or greater than parent company rates:
United States	—	—	—
Foreign	728	4,122	(2,972)
State income taxes, net of U.S. federal benefit	869	(767)	(1,326)
Contingent earnout	—	(3,500)	(15,869)
Other impairment	(992)	—	—
Goodwill impairment	1,282	23,372	—
Non deductibles	5,087	1,651	1,462
Acquisition costs	(128)	—	1,208
Changes in provision for unrecognized tax positions	1,421	(759)	(931)
Change in valuation allowance	3,806	26,902	16
Stock-based compensation	1,100	915	3,865
Deferred tax adjustments	(3,414)	—	—
Other	624	(2,383)	1,787

Total provision (benefit) for income taxes	$5,839	$(32,293)	$(27,184)

During 2012, the Company accrued $117 and $752 for uncertain tax positions related to current year and prior years, respectively. In addition, uncertain tax positions were decreased by $149 due to settlements. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31
	2012	2011
Beginning balance	$2,581	$3,649
Change in measurement of existing tax positions related to expiration of statute of limitations	(55)	(859)
Additions based on tax positions related to the current year	117	126
Additions based on tax positions related to prior years	752	(259)
Settlements	(149)	—
Foreign exchange difference in Canadian operations	44	(76)

Ending balance	$3,290	$2,581

The $3,290 of unrecognized tax benefits will impact the Company’s effective tax rate if ultimately recognized. The Company does not expect to have significant changes in unrecognized tax benefits within the next twelve months except due to the expiration of statute of limitations. Assuming that the statute of limitations expires, the Company would release reserves in the amount of $1,678. In addition, due to the sale of Oman’s operations in January 2013, the Company will release reserves in the amount of $543 in the first quarter of 2013.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2012, 2011 and 2010, the Company has recognized $760, $232 and $223, respectively, in interest and penalties expense. The cumulative accrual for interest and penalties carried on the balance sheets as of December 31, 2012 and 2011 is $2,209 and $1,449, respectively.

The Company files income tax returns in the United States federal jurisdiction, in various states and in various foreign jurisdictions. The Company is subject to examination for 2008 forward for the United States and the majority of the state jurisdictions, for 2010 forward in Canada, and for 2008 forward with respect to Oman.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

11. Income Taxes (continued)

The principal components of the Company’s net deferred tax assets (liabilities) are:

	December 31,
	2012	2011
Deferred tax assets:
Current:
Accrued vacation	$4,292	$2,931
Allowance for doubtful accounts	952	472
Estimated loss	1,814	1,635
Prepaid expenses	8,919	5,587
Various accrued liabilities	1,001	1,289
Other	502	—

	17,480	11,914
Non-current:
Deferred compensation	3,871	3,347
Insurance reserve	2,475	1,438
Term loan amortization	1,332	2,666
Goodwill impairment	55,142	19,892
U.S. tax net operating loss carry forwards	20,991	16,277
State tax net operating loss carry forwards	8,480	8,526
Foreign tax net operating loss carry forwards	4,632	—
Bond discount amortization	919	—
Other	2,802	2,482

Gross deferred tax assets	118,124	66,542
Valuation allowance	(51,916)	(36,871)

Deferred tax assets, net of valuation allowance	66,208	29,671
Deferred tax liabilities:
Current:
Partnership tax deferral	—	(80)

	—	(80)
Non-current:
Goodwill and intangibles	(35,218)	1,125
Unbilled profit/retainage	—	115
Depreciation	(29,575)	(30,781)

Deferred tax liabilities	(64,793)	(29,541)

Net deferred tax assets	$1,415	$50

United States	$948	$1,040
Foreign	467	(990)

Net deferred tax assets	$1,415	$50

The valuation allowance for deferred income tax assets at December 31, 2012 and 2011 was $51,916 and $36,871, respectively. The ultimate realization of deferred tax assets related to net operating loss carry forwards, including federal and state net operating loss carry forwards, is dependent upon the generation of

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

11. Income Taxes (continued)

future taxable income in a particular tax jurisdiction during the periods in which the use of such net operating losses are allowed. The Company considers future taxable income, including the impacts of reversing taxable temporary differences, future forecasted income and available tax planning strategies, when evaluating whether deferred tax assets are more likely than not to be realized prior to expiration.

At December 31, 2012, the Company has remaining U.S. federal net operating loss carry forwards of $59,973 and state net operating loss carry forwards of $146,129. Australia has a net operating loss carry forward of $12,982.

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

12. Stockholders’ Equity

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

On May 26, 2010, the Company established the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (the “2010 Plan”) with 2,100,000 shares of common stock authorized for issuance (increased in 2012 to 3,450,000 shares by stockholder approval) to provide for awards to key employees of the Company. All future grants of stock awards to key employees will be made through the 2010 Plan. As a result, the 1996 Plan was frozen, with the exception of normal vesting, forfeiture and other activity associated with awards previously granted under the 1996 Plan. At December 31, 2012, the 2010 Plan had 1,960,550 shares available for grant.

Restricted stock and restricted stock units or rights, also described collectively as restricted stock units (“RSUs”), and options granted to employees vest generally over a three to four year period. Options granted under the 2010 Plan expire 10 years subsequent to the grant date. Upon stock option exercise, common shares are issued from treasury stock. Options granted under the Director Plan are fully vested. Restricted stock and restricted stock rights granted under the 2006 Director Plan vest one year after the date of grant. At December 31, 2012, the 2006 Director Plan had 230,829 shares available for grant. For RSUs granted prior to March of 2009, certain provisions allow for accelerated vesting upon eligible retirement. Additionally, certain provisions allow for accelerated vesting in the event of involuntary termination not for cause or a change of control of the Company. During the years ended December 31, 2012, 2011, and 2010, $1,087, $475 and $669, respectively, of compensation expense was recognized due to accelerated vesting of RSU’s due to retirements and separation from the Company.

Share-based compensation related to RSU’s is recorded based on the Company’s stock price as of the grant date. Expense from both stock options and RSU’s, which is inclusive of both liability-based and equity-based stock awards, totaled $7,623, $9,724 and $8,404, respectively, for the years ended December 31, 2012, 2011, and 2010.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

12. Stockholders’ Equity (continued)

The Company determines fair value of stock options as of its grant date using the Black-Scholes valuation method. No options were granted during the years ended December 31, 2012, 2011, or 2010.

The Company’s stock option activity and related information consist of:

	Year Ended December 31,
	2012
	Shares	Weighted-Average Exercise Price
Outstanding, beginning of year	227,750	$15.28
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding, end of year	227,750	$15.28

Exercisable at end of year	227,750	$15.28

As of December 31, 2012, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $0. The weighted average remaining contractual term of outstanding and stock options exercisable is 2.46 years and 2.46 years, respectively, at December 31, 2012. The total intrinsic value of options exercised was $0, $0 and $0 during the years ended December 31, 2012, 2011 and 2010, respectively. There was no material tax benefit realized related to those exercises. The total fair value of options vested during the years ended December 31, 2012, 2011, and 2010 was $0, $135 and $87, respectively.

The Company did not have any nonvested stock options at December 31, 2012 and December 31, 2011.

The Company’s RSU activity and related information consist of:

	Year Ended December 31,
	2012
	Shares	Weighted-Average Grant-Date Fair Value
Nonvested, beginning of year	1,143,011	$10.84
Granted	884,731	3.85
Vested, shares released	(653,418)	10.45
Forfeited	(152,347)	8.03

Nonvested, end of year	1,221,977	$6.51

The total fair value of RSU’s vested during the years ended December 31, 2012, 2011 and 2010 was $6,830, $6,406 and $13,911, respectively.

As of December 31, 2012, there was a total of $5,001 of unrecognized compensation cost, net of estimated forfeitures, related to all non-vested stock-based compensation arrangements granted under the Company’s stock ownership plans. That cost is expected to be recognized over a weighted-average period of 2.11 years.

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

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

12. Stockholders’ Equity (continued)

The fair value of the warrants was $3,423 on the date of the grant, as calculated using the Black-Scholes option-pricing model. There were zero warrants outstanding at both December 31, 2012 and 2011. These warrants expired, unexercised, on October 27, 2011.

13. Income (Loss) Per Common Share

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

Basic and diluted loss per common share is computed as follows:

	Year Ended December 31,
	2012	2011	2010
Loss from continuing operations	$(17,837)	$(200,359)	$(12,821)
Less: Income attributable to noncontrolling interest	(976)	(1,195)	(1,207)

Net loss from continuing operations attributable to Willbros Group, Inc. (numerator for basic calculation)	(18,813)	(201,554)	(14,028)
Add: Interest and debt issuance costs associated with convertible notes	—	—	—

Net loss from continuing operations applicable to common shares (numerator for diluted calculation)	$(18,813)	$(201,554)	$(14,028)

Weighted average number of common shares outstanding for basic income per share	48,019,303	47,475,680	43,013,934
Weighted average number of potentially dilutive common shares outstanding	—	—	—

Weighted average number of common shares outstanding for diluted income per share	48,019,303	47,475,680	43,013,934

Loss per common share from continuing operations:
Basic	$(0.39)	$(4.25)	$(0.33)

Diluted	$(0.39)	$(4.25)	$(0.33)

The Company has excluded shares potentially issuable under the terms of use of the securities listed below from the number of potentially dilutive shares outstanding as the effect would be anti-dilutive:

	Year Ended December 31,
	2012	2011	2010
2.75% Convertible Senior Notes	—	—	3,048,642
6.5% Senior Convertible Notes	—	1,825,587	1,825,587
Stock options	227,750	181,666	185,397
Warrants to purchase common stock	—	—	536,925
Restricted stock and restricted stock rights	263,119	158,672	343,905

	490,869	2,165,925	5,940,456

In accordance with the FASB’s standard on earnings per share – contingently convertible instruments, the shares issuable upon conversion of the convertible notes would have been included in diluted income (loss) per share, if those securities were dilutive, regardless of whether the Company’s stock price was greater than or equal to the conversion prices of $17.56 and $19.47, respectively. However, these securities are only dilutive to the extent that interest per weighted average convertible share does not exceed basic

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

13. Income (Loss) Per Common Share (continued)

earnings per share. For the year ended December 31, 2012, the related interest per convertible share associated with the 6.5% Senior Convertible Notes did not exceed basic earnings per share for the current period. As such, those shares have not been included in the computation of diluted earnings per share.

14. Segment Information

The Company’s segments are comprised of strategic businesses that are defined by the industries they serve. Each is managed as an operation with well established strategic directions and performance requirements. Prior to the InfrastruX acquisition, the Company operated through two business segments: Upstream Oil & Gas and Downstream Oil & Gas. These segments operated primarily in the United States, Canada, and Oman. On July 1, 2010, the Company closed on the acquisition of InfrastruX, which diversified the Company’s capabilities and expanded its geographic footprint. InfrastruX provided maintenance and construction solutions to customers in the electric power and natural gas transmission and distribution markets. Post acquisition, the Company established a third business segment, Utility T&D, which included electric power transmission and distribution and low-pressure, inside the gate natural gas distribution. The natural gas transmission division of InfrastruX, which is similar to Willbros’ legacy U.S. pipeline construction business unit, was incorporated into the Company’s Upstream Oil & Gas segment effective January 1, 2011.

In January 2012, the Company changed the way it manages its business and realigned its segments. Canada was designated as a separate segment in recognition of the tremendous growth potential in the oil sands and the growth and performance objectives established for the country management team. The remainder of the Upstream Oil & Gas segment and the Downstream Oil & Gas segment were combined into a single new segment entitled “Oil & Gas” with two primary business activities – Professional Services and Construction and Maintenance. In addition, one of the Company’s Utility T&D businesses, Premier, was moved into the Oil & Gas segment under Professional Services to augment the Company’s integrity service business.

Management evaluates the performance of each operating segment based on operating income (loss). Corporate operations include the executive management, general, administrative, and financing functions of the organization. The costs to provide these services are allocated, as are certain other corporate assets, among the three operating segments. There were no material inter-segment revenues in the periods presented.

The tables below have been revised to reflect the Company’s operations by its current reportable segments for the years ended December 31, 2012, 2011, and 2010:

	Year Ended December 31, 2012
	Oil & Gas	Utility T&D	Canada	Eliminations	Consolidated
Revenue	$1,262,954	$525,966	$216,793	$(1,467)	$2,004,246
Operating expenses	1,247,400	512,217	216,833	(1,467)	1,974,983
Goodwill impairment	—	8,067	—	—	8,067

Operating income	$15,554	$5,682	$(40)	$—	21,196

Other expense					(33,194)
Provision for income taxes					5,839

Loss from continuing operations					(17,837)
Loss from discontinued operations net of provision (benefit) for income taxes					(11,398)

Loss from continuing and discontinued operations					(29,235)
Less: Income attributable to noncontrolling interest					(976)

Net loss attributable to Willbros Group, Inc.					$(30,211)

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

14. Segment Information (continued)

	Year Ended December 31, 2011
	Oil & Gas	Utility T&D	Canada	Eliminations	Consolidated
Revenue	$885,521	$411,573	$153,411	$(307)	$1,450,198
Operating expenses	896,006	418,042	148,741	(307)	1,462,482
Goodwill impairment	32,822	143,543	2,210	—	178,575
Change in fair value of contingent earnout liability	—	—	—	—	(10,000)

Operating income (loss)	$(43,307)	$(150,012)	$2,460	$—	(180,859)

Other expense					(51,793)
Benefit for income taxes					(32,293)

Loss from continuing operations					(200,359)
Loss from discontinued operations net of provision (benefit) for income taxes					(92,462)

Loss from continuing and discontinued operations					(292,821)
Less: Income attributable to noncontrolling interest					(1,195)

Net loss attributable to Willbros Group, Inc.					$(294,016)

	Year Ended December 31, 2010
	Oil & Gas	Utility T&D	Canada	Eliminations	Consolidated
Revenue	$753,651	$165,989	$157,667	$(309)	$1,076,998
Operating expenses	730,194	188,376	158,093	(309)	1,076,354
Goodwill impairment	60,000	—	—	—	60,000
Change in fair value of contingent earnout liability	—	—	—	—	(45,340)

Operating loss	$(36,543)	$(22,387)	$(426)	$—	(14,016)

Other expense					(25,989)
Benefit for income taxes					(27,184)

Loss from continuing operations					(12,821)
Loss from discontinued operations net of benefit for income taxes					(23,008)

Loss from continuing and discontinued operations					(35,829)
Less: Income attributable to noncontrolling interest					(1,207)

Net loss attributable to Willbros Group, Inc.					$(37,036)

Depreciation and amortization expense by segment are presented below:

	Year Ended December 31,
	2012	2011	2010
Oil & Gas	$14,840	$19,277	$25,527
Utility T&D	29,918	33,286	17,206
Canada	2,196	2,413	3,344

Total	$46,954	$54,976	$46,077

Amounts above include corporate allocated depreciation of $616, $565 and $3,442 for the years ended December 31, 2012, 2011, and 2010, respectively.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

14. Segment Information (continued)

Capital expenditures by segment are presented below:

	Year Ended December 31,
	2012	2011	2010
Oil & Gas	$7,127	$5,339	$6,084
Utility T&D	2,138	2,849	4,537
Canada	661	52	3,987
Corporate	944	1,989	1,326

Total	$10,870	$10,229	$15,934

Total assets by segment as of December 31, 2012 and 2011 are presented below:

	Year Ended December 31,
	2012	2011
Oil & Gas	$426,131	$292,137
Utility T&D	298,816	343,510
Canada	103,157	57,783
Corporate	87,338	79,054

Total assets, continuing operations	$915,442	$772,484

Due to a limited number of major projects and clients, the Company may at any one time have a substantial part of its operations dedicated to one project, client and country.

Customers representing 10 percent or more of total contract revenue are as follows:

	Year Ended December 31,
	2012	2011	2010
Oncor	15.7%	14.7%	—%
Fayetteville Express Pipeline, LLC	—%	—%	16.9%

	15.7%	14.7%	16.9%

Information about the Company’s operations in its work countries is shown below:

	Year Ended December 31,
	2012	2011	2010
Contract revenue:
United States	$1,705,653	$1,210,993	$839,505
Canada	216,793	153,411	157,666
Oman	75,446	73,829	73,588
Other	6,354	11,965	6,239

	$2,004,246	$1,450,198	$1,076,998

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

14. Segment Information (continued)

	Year Ended December 31,
	2012	2011
Property, plant and equipment, net:
United States	$117,205	$138,894
Canada	6,689	13,605
Oman	4,339	4,810
Other	91	92

	$128,324	$157,401

15. Contingencies, Commitments and Other Circumstances

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

The Company disputed the validity of the termination for cause and challenged the contractual procedure followed by TransCanada for termination for cause, which allows for a 30 day notification period during which time the Company is granted the opportunity to remedy the alleged default. Despite not being

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

15. Contingencies, Commitments and Other Circumstances (continued)

granted this time, the Company agreed in good faith to cooperate with TransCanada in an orderly demobilization and handover of the remaining work. Prior to the settlement of this claim in June 2011, the Company had outstanding receivables related to this project of $71,159 and unapproved change orders for additional work of $4,223, which had not been billed. Additionally, there were claims for additional fees totaling $16,442. It is the Company’s policy not to recognize income on unapproved change orders or claims until they have been approved. Accordingly, the $4,223 in pending change orders and the $16,442 of claims were excluded from the Company’s revenue recognition. The preceding balances were partially offset by an unissued billing credit of $2,000 related to a TransCanada mobilization prepayment.

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

Silver Eagle

Prior to a recent payment of $3,500, Construction and Turnaround Services, LLC (“CTS”) a subsidiary of the Company, had current uncollected invoices totaling $5,525 from Silver Eagle Refining, Inc. (“Silver Eagle”) on a construction and engineering support contract entered into in January 2011. Silver Eagle paid all of CTS’ invoices on the project until July 28, 2011, but made only one payment after that date until the recent payment. The contract is cost-reimbursable, with labor hours being reimbursable at agreed rates and subcontractor and material costs being reimbursable at cost plus agreed markups.

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

A three-party arbitration panel has been selected and the Company expects the arbitration hearing to commence in the first quarter of 2013.

The Company believes its lien rights provide substantial protection in the event Silver Eagle is unable to meet its obligations.

The Company believes that its performance of the project fully conforms to all contractual requirements and that the arbitration proceedings will result in an award in CTS’ favor for the full amount of the outstanding invoices. The Company further believes that any collection risk is mitigated by its lien rights. Accordingly, at December 31, 2012, the Company has not recorded an allowance for doubtful accounts against the outstanding receivable.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

15. Contingencies, Commitments and Other Circumstances (continued)

On February 20, 2013, CTS received a payment of $3,500 from Silver Eagle, leaving an outstanding balance of approximately $2,025 to be pursued in the arbitration. CTS is also seeking interest and attorney fees in the arbitration.

Other

In addition to the matters discussed above and in Note 18 – Discontinuance of Operations, Held for Sale Operations and Asset Disposals, the Company is party to a number of other legal proceedings. Management believes that the nature and number of these proceedings are typical for a firm of similar size engaged in a similar type of business and that none of these proceedings is material to the Company’s consolidated results of operations, financial position or cash flows.

Commitments

From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds and financial guarantees. Contracts with the Company’s customers may require the Company to secure letters of credit or surety bonds with regard to the Company’s performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or surety bonds in lieu of contract retention provisions, where the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At December 31, 2012, the Company had approximately $58,140 of outstanding letters of credit, all of which related to continuing operations. This amount represents the maximum amount of payments the Company could be required to make if these letters of credit are drawn upon. Additionally, the Company issues surety bonds customarily required by commercial terms on construction projects. At December 31, 2012, the Company had bonds outstanding, primarily performance bonds, with a face value at $516,323 related to continuing operations. This amount represents the bond penalty amount of future payments the Company could be required to make if the Company fails to perform its obligations under such contracts. The performance bonds do not have a stated expiration date; rather, each is released when the contract is accepted by the owner. The Company’s maximum exposure as it relates to the value of the bonds outstanding is lowered on each bonded project as the cost to complete is reduced. As of December 31, 2012, no liability has been recognized for letters of credit or surety bonds.

Operating Leases

The Company has certain operating leases for various equipment and office facilities. Rental expense for continuing operations excluding daily rentals and reimbursable rentals under cost plus contracts was $24,133 in 2012, $11,706 in 2011, and $15,135 in 2010.

Minimum lease commitments under operating leases as of December 31, 2012, totaled $143,641 and are payable as follows: 2013, $36,397; 2014, $22,607; 2015, $16,293; 2016, $13,163; 2017, $10,680; and thereafter, $44,501.

Other Circumstances

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

See Note 18 — Discontinuance of Operations, Held for Sale Operations and Asset Disposals for discussion of commitments and contingencies associated with Discontinued Operations.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures certain of its financial assets and financial liabilities at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs as of December 31, 2012 and 2011:

	Year Ended December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$1,441	$—	$1,441	$—

	Year Ended December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$1,844	$—	$1,844	$—

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

16. Fair Value Measurements (continued)

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

The following table represents a reconciliation of the change in the fair value measurement of the contingent earnout liability for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
Beginning balance	$—	$10,000
Change in fair value of contingent earnout liability included in operating expenses	—	(10,000)

Ending balance	$—	$—

The contingent earnout liability was written off during the year ended December 31, 2011 due to a decrease in the probability-weighted estimated achievement of InfrastruX’s EBITDA targets as set forth in the Merger Agreement.

Hedging Arrangements

The Company attempts to negotiate contracts that provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent, it is unable to match non-U.S. currency revenue with expenses in the same currency; the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at December 31, 2012 or December 31, 2011.

Interest Rate Swaps

In conjunction with the Amended and Restated Credit Agreement, the Company is subject to hedging arrangements to fix or otherwise limit the interest cost of the variable interest rate borrowings. The Company is subject to interest rate risk on its debt and investment of cash and cash equivalents arising in the normal course of business. The Company does not engage in speculative trading strategies.

The Company currently has two interest rate swap agreements outstanding for a total notional amount of $150,000 in order to hedge changes in the variable rate interest expense on $150,000 of its existing Term Loan and the Revolving Credit Facility LIBOR indexed debt. Under each swap agreement, the Company receives interest at a rate based on the maximum of either three-month LIBOR or 2% and pays interest at a fixed rate of 2.68% through June 30, 2014. The swap agreements are designated and qualify as cash flow hedging instruments, with the effective portion of the swaps’ change in fair value recorded in OCI. The interest rate swaps are deemed to be highly effective hedges, and resulted in an immaterial amount recorded for hedge ineffectiveness in the Consolidated Statements of Operations. Amounts in OCI are reported in interest expense when the hedged interest payments on the underlying debt are recognized. The carrying amount and fair value of the swap agreements are equivalent since the Company accounts for these instruments at fair value. The value of the Company’s swap agreements are derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. For validation purposes, the swap valuations are periodically compared to those produced by swap counterparties. Amounts of OCI relating to the interest rate swaps expected to be recognized in interest expense in the coming 12 months total $983.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

16. Fair Value Measurements (continued)

Interest Rate Caps

In September 2010, the Company entered into two interest rate cap agreements for notional amounts of $75,000 each in order to limit its exposure to an increase of the interest rate above 3 percent, effective September 28, 2010 through March 28, 2012. Total premiums of $98 were paid for the interest rate cap agreements. Through June 1, 2011, the cap agreements were designated and qualified as cash flow hedging instruments, with the effective portion of the caps’ change in fair value recorded in OCI. Amounts in OCI and the premiums paid for the caps were reported in interest expense as the hedged interest payments on the underlying debt were recognized during the period when the caps were designated as cash flow hedges. Through June 1, 2011, the interest rate caps were deemed to be highly effective, resulting in an immaterial amount of hedge ineffectiveness recorded. On June 1, 2011, the caps were de-designated due to the interest rate being fixed on the underlying debt through the remaining term of the caps; changes in the value of the caps subsequent to that date were reported in earnings. The amount reported in earnings for the undesignated interest rate caps subsequent to de-designation was immaterial for the years ended December 31, 2012 and 2011.

	Liability Derivatives
	December 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts- swaps	Other current liabilities	$927	Other current liabilities	$671
Interest rate contracts- swaps	Other long-term liabilities	$514	Other long-term liabilities	$1,173

Total derivatives		$1,441		$1,844

For the Year Ended December 31,
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivative (Effective Portion)			Financial Statement Classification	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2012	2011	2010		2012	2011	2010
Interest rate contracts	$(326)	$(1,960)	$19	Interest expense, net	$781	$42	$—

Total	$(326)	$(1,960)	$19		$781	$42	$—

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

17. Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data for the year ended December 31, 2012 and 2011 is presented below.

Statement of Operations:

Year 2012 Quarter Ended	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Total 2012
Contract revenue	$394,361	$471,153	$565,597	$573,135	$2,004,246
Contract income	34,852	45,801	55,021	62,577	198,251
Income (loss) from continuing operations before income taxes	(17,353)	38	6,280	(963)	(11,998)
Income (loss) from continuing operations, net of provision (benefit) for income taxes	(19,005)	(1,235)	5,268	(2,865)	(17,837)
Income (loss) from discontinued operations net of provision (benefit) for income taxes	(1,375)	4,943	(4,533)	(10,433)	(11,398)

Net income (loss)	(20,380)	3,708	735	(13,298)	(29,235)
Less: Income attributable to noncontrolling interest	(344)	(328)	(273)	(31)	(976)

Net income (loss) attributable to Willbros Group, Inc.	$(20,724)	$3,380	$462	$(13,329)	$(30,211)

Reconciliation of net income (loss) attributable to Willbros Group, Inc.
Income (loss) from continuing operations	$(19,349)	$(1,563)	$4,995	$(2,896)	$(18,813)
Income (loss) from discontinued operations	(1,375)	4,943	(4,533)	(10,433)	(11,398)

Net income (loss) attributable to Willbros Group, Inc.	$(20,724)	$3,380	$462	$(13,329)	$(30,211)

Basic income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$(0.40)	$(0.03)	$0.10	$(0.06)	$(0.39)
Income (loss) from discontinued operations	(0.03)	0.10	(0.09)	(0.22)	(0.24)

Net income (loss)	$(0.43)	$0.07	$0.01	$(0.28)	$(0.63)

Diluted income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$(0.40)	$(0.03)	$0.10	$(0.06)	$(0.39)
Income (loss) from discontinued operations	(0.03)	0.10	(0.09)	(0.22)	(0.24)

Net income (loss)	$(0.43)	$0.07	$0.01	$(0.28)	$(0.63)

Weighted average number of common shares outstanding
Basic	47,781,396	47,994,987	48,119,758	48,176,071	48,019,303
Diluted	47,781,396	47,994,987	48,452,014	48,176,071	48,019,303

Additional Notes:

•	During the year ended December 31, 2012, the Company classified its electric and gas distribution business in the Northeast as discontinued operations. Accordingly, the results of operations specific to this business have been reclassified to discontinued operations for all periods presented.

•	The Company recorded out-of-period adjustments during the year ended December 31, 2012 to correct errors to eliminate Cumulative Translation Adjustment balances that stemmed from the dissolution and liquidation of foreign currency based subsidiaries in jurisdictions where the Company no longer conducts business. The net impact of these adjustments was an increase to income from discontinued operations and a decrease to net loss in the amount of $2,805. These adjustments did not have any impact on the Company’s pre-tax loss or loss from continuing operations. The Company does not believe these adjustments are material individually or in the aggregate to its consolidated financial statements for the year ended December 31, 2012, nor does it believe such items are material to any of its previously issued financial statements.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

17. Quarterly Financial Data (Unaudited) (continued)

Statement of Operations:

Year 2011 Quarter Ended	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	Total 2011
Contract revenue	$288,587	$390,182	$400,117	$371,312	$1,450,198
Contract income	16,888	45,333	47,821	30,291	140,333
Loss from continuing operations before income taxes	(33,254)	(9,266)	(136,528)	(53,604)	(232,652)
Income (loss) from continuing operations, net of provision (benefit) for income taxes	(34,786)	4,424	(120,159)	(49,838)	(200,359)
Loss from discontinued operations net of provision for income taxes	(9,833)	(6,574)	(11,844)	(64,211)	(92,462)

Net loss	(44,619)	(2,150)	(132,003)	(114,049)	(292,821)
Less: Income attributable to noncontrolling interest	(271)	(311)	(296)	(317)	(1,195)

Net loss attributable to Willbros Group, Inc.	$(44,890)	$(2,461)	$(132,299)	$(114,366)	$(294,016)

Reconciliation of net income (loss) attributable to Willbros Group, Inc.
Income (loss) from continuing operations	$(35,057)	$4,113	$(120,455)	$(50,155)	$(201,554)
Loss from discontinued operations	(9,833)	(6,574)	(11,844)	(64,211)	(92,462)

Net loss attributable to Willbros Group, Inc.	$(44,890)	$(2,461)	$(132,299)	$(114,366)	$(294,016)

Basic income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$(0.74)	$0.08	$(2.54)	$(1.05)	$(4.25)
Loss from discontinued operations	(0.21)	(0.13)	(0.25)	(1.35)	(1.94)

Net loss	$(0.95)	$(0.05)	$(2.79)	$(2.40)	$(6.19)

Diluted income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$(0.74)	$0.08	$(2.54)	$(1.05)	$(4.25)
Loss from discontinued operations	(0.21)	(0.13)	(0.25)	(1.35)	(1.94)

Net loss	$(0.95)	$(0.05)	$(2.79)	$(2.40)	$(6.19)

Weighted average number of common shares outstanding
Basic	47,315,990	47,437,024	47,533,967	47,615,545	47,475,680
Diluted	47,315,990	47,776,439	47,533,967	47,615,545	47,475,680

Additional Notes:

•	During the quarter ended March 31, 2011, the Company recorded a $6,000 adjustment to the estimated fair value of its contingent earnout liability.

•	During the quarter ended June 30, 2011, the Company classified its Canadian cross-country pipeline business as discontinued operations. Accordingly, the results of operations specific to this business have been reclassified to discontinued operations for all periods presented.

•	During the quarter ended September 30, 2011, the Company recorded a $4,000 adjustment to the estimated fair value of its contingent earnout liability.

•	During the quarter ended September 30, 2011, the Company recorded a non-cash, pre-tax charge of $143,543 for impairment of goodwill.

•	During the quarter ended December 31, 2011, the Company recorded a non-cash, pre-tax charge of $35,032 for impairment of goodwill.

•	During the quarter ended December 31, 2011, the Company completed the sale of InterCon within the Utility T&D segment. As a result, the Company recognized a loss of $2,381 (net of tax) on the sale, which is included in the line item “Loss from discontinued operations, net of provision (benefit) for income taxes. In addition, the results of operations specific to this business have been reclassified to discontinued operations for all periods presented.

•	During the quarter ended December 31, 2011, the Company recorded $55,500 in charges related to the settlement agreement with the West African Gas Pipeline (“WAGP”) project litigation. Such charges are included in the line item “Loss from discontinued operations, net of provision (benefit) for income taxes”.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

18. Discontinuance of Operations, Held for Sale Operations and Asset Disposals

Strategic Decisions

As part of its ongoing strategic evaluation of operations, the Company made the decision to exit the Canadian cross-country pipeline construction market in April 2011 and made the decision to exit the electric and gas distribution market in the Northeast in December 2012 and sell the related businesses.

In connection with our decision to sell our electric and gas distribution business, we evaluated the recoverability of the business’s net assets and recorded an impairment charge of approximately $1,379 during the fourth quarter of 2012. The impairment charge was related to the continued decline in the operating performance and future outlook of the business, coupled with its challenging competitive landscape. The impairment charge is recorded in the line item “Loss from discontinued operations, net of provision (benefit) for income taxes” on the Consolidated Statements of Operations.

Nigeria Assets and Nigeria-Based Operations

Share Purchase Agreement, Litigation and Settlement

On March 29, 2012, the Company and Willbros Global Holdings, Inc., formerly known as Willbros Group, Inc., a Panama corporation (“WGHI”), which is now a subsidiary of the Company, entered into a settlement agreement (the “Settlement Agreement”) with WAPCo to settle a lawsuit filed against WGHI by WAPCo in 2010 under English law in the London High Court in which WAPCo was seeking $273,650 plus costs and interest. The lawsuit was based upon a parent company guarantee issued by WGHI to WAPCo in connection with a Nigerian project undertaken by a WGHI subsidiary that was later sold to a third party. WAPCo alleged that the third party defaulted in the performance of the project and thereafter brought the lawsuit against WGHI under the parent company guarantee for its claimed losses.

The Settlement Agreement provides that WGHI will make payments to WAPCo over a period of six years totaling $55,500. $14,000 was due in 2012 and has been paid timely as detailed below. $5,000 is due in 2013 and $7,500 is due in 2014. The remaining $29,000 was originally due over the period of 2015, 2016, and 2017. The Settlement Agreement also provides that the payments due in these latter years may be accelerated and become payable in whole or in part in the fourth quarter of 2014 in the event the Company achieves certain metrics (the “Acceleration Metrics”). The Company achieved one of the Acceleration Metrics during 2012 when it entered into an Amended and Restated Credit Agreement that increased its overall indebtedness by $60,000. As a result, the $29,000 that was originally due in years 2015, 2016 and 2017 has been accelerated and is now due in the fourth quarter of 2014.

The Company timely paid each of the $4,000 payments that became due on March 31, June 30 and September 30, 2012, as well as the $2,000 payment that became due on December 31, 2012.

WGI and WGHI are jointly and severally liable for payment of the amount due to WAPCo under the Settlement Agreement. WGHI and WGI are subject to a penalty rate of interest and collection efforts in the London court in the event they fail to meet any of the payments required by the Settlement Agreement. Under the Settlement Agreement, WGHI forgoes any right to pursue any third parties for indemnity related to the WAGP contract unless they assert a claim against WGHI.

The Company currently has no employees working in Nigeria and has no intention of returning to Nigeria.

Business Disposals

In the fourth quarter of 2011, the Company completed the sale of all assets and operations of InterCon, which was determined to be a non-strategic subsidiary within the Utility T&D segment. The Company received total compensation of $18,749 in cash and $250 in the form of an escrow deposit from the buyer, which was paid in full in the fourth quarter of 2012. As a result of this transaction, the Company recorded a loss on sale of $2,381 included in the line item “Loss from discontinued operations, net of provision (benefit) for income taxes” on the Consolidated Statements of Operations.

On January 7, 2013, the Company sold all of its shares of capital in Willbros Middle East Limited, which held the Company’s operations in Oman.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

18. Discontinuance of Operations, Held for Sale Operations and Asset Disposals (continued)

Results of Discontinued Operations

Condensed Statements of Operations of the Discontinued Operations for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Year Ended December 31, 2012
	Canada	Libya	WAGP	Other	InterCon	Hawkeye	Total
Revenue	$31,587	$—	$—	$—	$—	$108,878	$140,465
Operating income (loss)	12,779	(58)	(4,274)	(239)	—	(20,825)	(12,617)
Pre-tax income (loss)	13,848	(58)	(4,274)	2,567	—	(20,685)	(8,602)
Provision for taxes	2,796	—	—	—	—	—	2,796

Net income (loss)	11,052	(58)	(4,274)	2,567	—	(20,685)	(11,398)

	Year Ended December 31, 2011
	Canada	Libya	WAGP	Other	InterCon	Hawkeye	Total
Revenue	$136,036	$—	$—	$—	$42,826	$164,842	$343,704
Operating loss	(18,589)	(487)	(71,858)	—	(5,326)	(3,863)	(100,123)
Pre-tax loss	(18,484)	(487)	(71,858)	—	(5,329)	(3,921)	(100,079)
Benefit for taxes	(6,548)	—	—	—	(1,069)	—	(7,617)

Net loss	(11,936)	(487)	(71,858)	—	(4,260)	(3,921)	(92,462)

	Year Ended December 31, 2010
	Canada	Libya	WAGP	Other	InterCon	Hawkeye	Total
Revenue	$36,164	$154	$—	$—	$31,176	$48,074	$115,568
Operating income (loss)	(21,791)	(3,174)	(2,044)	(1)	1,422	(6,825)	(32,413)
Pre-tax income (loss)	(21,322)	(3,177)	(2,045)	(50)	1,484	(6,864)	(31,974)
Provision (benefit) for taxes	(5,655)	—	—	—	553	(3,864)	(8,966)

Net income (loss)	(15,667)	(3,177)	(2,045)	(50)	931	(3,000)	(23,008)

Condensed Balance Sheets of the Discontinued Operations are as follows:

	December 31, 2012
	Canada	Libya	WAGP	Other	InterCon	Hawkeye	Total
Total assets	$—	$—	$—	$—	$—	$62,804	$62,804
Total liabilities	—	—	41,500	—	—	15,384	56,884
Net assets (liabilities) of discontinued operations	—	—	(41,500)	—	—	47,420	5,920

	December 31, 2011
	Canada	Libya	WAGP	Other	InterCon	Hawkeye	Total
Total assets	$27,917	$90	$—	$1	$—	$61,279	$89,287
Total liabilities	11,782	(7)	57,715	—	—	16,209	85,699
Net assets (liabilities) of discontinued operations	16,135	97	(57,715)	1	—	45,070	3,588

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

19. Condensed Consolidating Guarantor Financial Statements

Willbros Group, Inc. (the “Parent”) and its 100% owned U.S. subsidiaries (the “Guarantors”) may fully and unconditionally guarantee, on a joint and several basis, the obligations of the Company under debt securities that it may issue pursuant to a universal shelf registration statement on Form S-3 filed by the Company with the SEC. There are currently no restrictions on the ability of the Guarantors to transfer funds to the Parent in the form of cash dividends or advances. Condensed consolidating financial information for a) the Parent, b) the Guarantors and c) all other direct and indirect subsidiaries (the “Non-Guarantors”) as of December 31, 2012 and December 31, 2011 and for the years ended December 31, 2012, 2011 and 2010 follows.

The Company revised its condensed consolidating statement of cash flows for the year ended December 31, 2011 and December 31, 2010 to correct the form and content of the condensed presentation in accordance with S-X Rule 3-10 and Rule 10-01. The revision was made to show individual cash changes from investing and financing activities within the condensed consolidating statement of cash flows. This revision did not impact the previously reported total amounts for investing and financing activities within the parent, guarantor and non-guarantor columns and did not impact the consolidated financial statements.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

19. Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$24,875	$13,984	$15,521	$—	$54,380
Accounts receivable, net	—	307,273	86,994	—	394,267
Contract cost and recognized income not yet billed	—	74,958	15,224	—	90,182
Prepaid expenses and other assets	2,504	27,665	1,924	—	32,093
Parts and supplies inventories	—	4,130	4,558	—	8,688
Deferred income taxes	3,592	16,312	10,368	(19,904)	10,368
Assets held for sale	—	62,804	—	—	62,804
Receivables from affiliated companies	80,871	51,486	—	(132,357)	—

Total current assets	111,842	558,612	134,589	(152,261)	652,782
Deferred income taxes	102,493	—	82	(102,493)	82
Property, plant and equipment, net	—	117,204	11,120	—	128,324
Goodwill	—	—	—	—	—
Other intangible assets, net	—	158,062	—	—	158,062
Investment in subsidiaries	12,231	—	—	(12,231)	—
Other assets	—	37,844	1,152	—	38,996
Total assets	$226,566	$871,722	$146,943	$(266,985)	$978,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$—	$5,869	$—	$—	$5,869
Accounts payable and accrued liabilities	149	249,224	55,572	—	304,945
Contract billings in excess of cost and recognized income	—	33,332	2,911	—	36,243
Current portion of capital lease obligations	—	1,321	(4)	—	1,317
Current portion of settlement obligation of discontinued operations	—	—	5,000	—	5,000
Accrued income taxes	18,127	—	10,562	(19,904)	8,785
Other current liabilities	—	2,804	5,280	—	8,084
Liabilities held for sale	—	15,384	—	—	15,384
Payables to affiliated companies	—	—	132,357	(132,357)	—

Total current liabilities	18,276	307,934	211,678	(152,261)	385,627
Long-term debt	—	294,353	—	—	294,353
Capital lease obligations	—	2,283	(2)	—	2,281
Long-term portion of settlement obligation of discontinued operations	—	—	36,500	—	36,500
Contingent earnout	—	—	—	—	—
Long-term liabilities for unrecognized tax benefits	1,957	—	3,542	—	5,499
Deferred income taxes	—	105,058	6,470	(102,493)	9,035
Other long-term liabilities	—	34,400	4,218	—	38,618

Total liabilities	20,233	744,028	262,406	(254,754)	771,913
Stockholders’ equity:
Total stockholders’ equity	206,333	127,694	(115,463)	(12,231)	206,333

Total liabilities and stockholders’ equity	$226,566	$871,722	$146,943	$(266,985)	$978,246

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

19. Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$188	$27,885	$30,613	$—	$58,686
Accounts receivable, net	109	213,079	52,280	—	265,468
Contract cost and recognized income not yet billed	—	31,615	647	—	32,262
Prepaid expenses and other assets	14,960	20,349	7,502	(427)	42,384
Parts and supplies inventories	—	4,008	4,340	—	8,348
Deferred income taxes	3,001	8,351	(1,156)	(8,351)	1,845
Assets held for sale	—	61,279	32,758	—	94,037
Receivables from affiliated companies	444,106	77,068	—	(521,174)	—

Total current assets	462,364	443,634	126,984	(529,952)	503,030
Deferred income taxes	103,326	—	33	(103,359)	—
Property, plant and equipment, net	—	138,895	18,506	—	157,401
Goodwill	—	8,067	—	—	8,067
Other intangible assets, net	—	172,876	—	—	172,876
Investment in subsidiaries	29,860	—	—	(29,860)	—
Other assets	189	19,519	689	—	20,397

Total assets	$595,739	$782,991	$146,212	$(663,171)	$861,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current portion of long-term debt	$32,050	$—	$—	$(427)	$31,623
Accounts payable and accrued liabilities	57	179,209	26,413	—	205,679
Contract billings in excess of cost and recognized income	—	14,245	1,855	—	16,100
Current portion of capital lease obligations	—	2,035	(4)	—	2,031
Current portion of settlement obligation of discontinued operations	—	—	14,000	—	14,000
Accrued income taxes	11,325	—	2,009	(8,351)	4,983
Other current liabilities	207	3,720	6,163	—	10,090
Liabilities held for sale	—	16,209	13,990	—	30,199
Payables to affiliated companies	318,683	37,039	165,452	(521,174)	—

Total current liabilities	362,322	252,457	229,878	(529,952)	314,705
Long-term debt	—	230,707	—	—	230,707
Capital lease obligations	—	3,389	(2)	—	3,387
Long-term portion of settlement obligation of discontinued operations	—	—	41,500	—	41,500
Contingent earnout	—	—	—	—	—
Long-term liabilities for unrecognized tax benefits	1,839	—	2,191	—	4,030
Deferred income taxes	—	105,095	1,258	(103,359)	2,994
Other long-term liabilities	—	31,934	936	—	32,870

Total liabilities	364,161	623,582	275,761	(633,311)	630,193
Stockholders’ equity:
Total stockholders’ equity	231,578	159,409	(129,549)	(29,860)	231,578

Total liabilities and stockholders’ equity	$595,739	$782,991	$146,212	$(663,171)	$861,771

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

19. Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Contract revenue	$—	$1,708,997	$295,249	$—	$2,004,246
Operating expenses:
Contract	—	1,532,593	273,402	—	1,805,995
Amortization of intangibles	—	14,985	—	—	14,985
General and administrative	3,743	139,945	10,164	—	153,852
Goodwill impairment	—	8,067	—	—	8,067
Other charges	—	151	—	—	151

Operating income (loss)	(3,743)	13,256	11,683	—	21,196
Other income (expense):
Equity in loss of consolidated subsidiaries	(17,629)	—	(976)	18,605	—
Interest expense, net	(2,404)	(27,060)	77	—	(29,387)
Loss on early extinguishment of debt	—	(3,405)	—	—	(3,405)
Other, net	2,892	(1,789)	(1,505)	—	(402)

Income (loss) from continuing operations before income taxes	(20,884)	(18,998)	9,279	18,605	(11,998)
Provision (benefit) for income taxes	9,327	(7,968)	4,480	—	5,839

Income (loss) from continuing operations	(30,211)	(11,030)	4,799	18,605	(17,837)
Income (loss) from discontinued operations net of provision for income taxes	—	(20,685)	9,287	—	(11,398)

Net income (loss)	(30,211)	(31,715)	14,086	18,605	(29,235)
Less: Income attributable to noncontrolling interest	—	—	—	(976)	(976)

Net income (loss) attributable to Willbros Group, Inc.	$(30,211)	$(31,715)	$14,086	$17,629	$(30,211)

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

19. Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Contract revenue	$—	$1,222,678	$227,520	$—	$1,450,198
Operating expenses:
Contract	—	1,108,607	201,258	—	1,309,865
Amortization of intangibles	—	15,108	—	—	15,108
General and administrative	2,808	122,981	3,379	—	129,168
Goodwill impairment	—	167,753	10,822	—	178,575
Settlement of project dispute	—	8,236	—	—	8,236
Changes in fair value of contingent earnout	—	(10,000)	—	—	(10,000)
Other charges	—	105	—	—	105

Operating income (loss)	(2,808)	(190,112)	12,061	—	(180,859)
Other income (expense):
Equity in loss of consolidated subsidiaries	(320,202)	—	(1,195)	321,397	—
Interest expense, net	(3,240)	(41,825)	34	—	(45,031)
Loss on early extinguishment of debt	—	(6,304)	—	—	(6,304)
Other, net	(212)	(362)	116	—	(458)

Income (loss) from continuing operations before income taxes	(326,462)	(238,603)	11,016	321,397	(232,652)
Provision (benefit) for income taxes	(32,446)	5	148	—	(32,293)

Income (loss) from continuing operations	(294,016)	(238,608)	10,868	321,397	(200,359)
Loss from discontinued operations net of provision for income taxes	—	(8,182)	(84,280)	—	(92,462)

Net income (loss)	(294,016)	(246,790)	(73,412)	321,397	(292,821)
Less: Income attributable to noncontrolling interest	—	—	—	(1,195)	(1,195)

Net income (loss) attributable to Willbros Group, Inc.	$(294,016)	$(246,790)	$(73,412)	$320,202	$(294,016)

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

19. Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Contract revenue	$—	$845,295	$231,703	$—	$1,076,998
Operating expenses:
Contract	—	744,714	199,800	—	944,514
Amortization of intangibles	—	9,437	—	—	9,437
General and administrative	32,059	64,199	12,319	—	108,577
Goodwill impairment	—	60,000	—	—	60,000
Settlement of project dispute		—	—	—	—
Changes in fair value of contingent earnout	—	(45,340)	—	—	(45,340)
Acquisition costs	—	10,055	—	—	10,055
Other charges	—	3,771	—	—	3,771

Operating income (loss)	(32,059)	(1,541)	19,584	—	(14,016)
Other income (expense):
Equity in loss of consolidated subsidiaries	(37,303)	—	(1,207)	38,510	—
Interest expense, net	(7,755)	(20,009)	143	—	(27,621)
Loss on early extinguishment of debt	—	—	—	—	—
Other, net	4	811	817	—	1,632

Income (loss) from continuing operations before income taxes	(77,113)	(20,739)	19,337	38,510	(40,005)
Provision (benefit) for income taxes	(40,077)	9,792	3,101	—	(27,184)

Income (loss) from continuing operations	(37,036)	(30,531)	16,236	38,510	(12,821)
Loss from discontinued operations net of provision for income taxes	—	(1,516)	(21,492)	—	(23,008)

Net income (loss)	(37,036)	(32,047)	(5,256)	38,510	(35,829)
Less: Income attributable to noncontrolling interest	—	—	—	(1,207)	(1,207)

Net income (loss) attributable to Willbros Group, Inc.	$(37,036)	$(32,047)	$(5,256)	$37,303	$(37,036)

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

19. Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income (loss)	$(30,211)	$(31,715)	$14,086	$18,605	$(29,235)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,521)	—	(1,521)	1,521	(1,521)
Changes in derivative financial instruments	—	455	—	—	455

Total other comprehensive income (loss), net of tax	(1,521)	455	(1,521)	1,521	(1,066)

Total comprehensive income (loss)	(31,732)	(31,260)	12,565	20,126	(30,301)
Less: comprehensive income attributable to noncontrolling interest	—	—	—	(976)	(976)

Total comprehensive income (loss) attributable to Willbros Group, Inc.	$(31,732)	$(31,260)	$12,565	$19,150	$(31,277)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income (loss)	$(294,016)	$(246,790)	$(73,412)	$321,397	$(292,821)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,450)	—	(1,450)	1,450	(1,450)
Changes in derivative financial instruments	—	(1,918)	—	—	(1,918)

Total other comprehensive income (loss), net of tax	(1,450)	(1,918)	(1,450)	1,450	(3,368)

Total comprehensive income (loss)	(295,466)	(248,708)	(74,862)	322,847	(296,189)
Less: comprehensive income attributable to noncontrolling interest	—	—	—	(1,195)	(1,195)

Total comprehensive income (loss) attributable to Willbros Group, Inc.	$(295,466)	$(248,708)	$(74,862)	$321,652	$(297,384)

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

19. Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income (loss)	$(37,036)	$(32,047)	$(5,256)	$38,510	$(35,829)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	6,194	—	6,194	(6,194)	6,194
Changes in derivative financial instruments	—	19	—	—	19

Total other comprehensive income (loss), net of tax	6,194	19	6,194	(6,194)	6,213

Total comprehensive income (loss)	(30,842)	(32,028)	938	32,316	(29,616)
Less: comprehensive income attributable to noncontrolling interest	—	—	—	(1,207)	(1,207)

Total comprehensive income (loss) attributable to Willbros Group, Inc.	$(30,842)	$(32,028)	$938	$31,109	$(30,823)

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

19. Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Cash flows from operating activities of continuing operations	$25,242	$9,397	$(32,669)	$—	$1,970
Cash flows from operating activities of discontinued operations	—	(22,406)	(15,302)	—	(37,708)

Net cash from operating activities	25,242	(13,009)	(47,971)	—	(35,738)
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	—	2,066	17,512	—	19,578
Purchase of property, plant and equipment	—	(11,580)	(1,117)	—	(12,697)

Cash flows from investing activities of continuing operations	—	(9,514)	16,395	—	6,881
Cash flows from investing activities of discontinued operations	—	259	15,096	—	15,355

Net cash from investing activities	—	(9,255)	31,491	—	22,236
Cash flows from financing activities:
Proceeds from term loan issuance	—	60,000	—	—	60,000
Proceeds from revolver and notes payable	—	92,804	—	—	92,804
Payments on capital leases	—	(1,820)	—	—	(1,820)
Payment of revolver and notes payable	—	(89,437)	—	—	(89,437)
Payments on term loan	—	(46,700)	—	—	(46,700)
Payments to reacquire common stock	(555)	—	—	—	(555)
Cost of debt issues	—	(5,723)	—	—	(5,723)
Dividend distribution to noncontrolling interest	—	—	(1,234)	—	(1,234)

Cash flows from financing activities of continuing operations	(555)	9,124	(1,234)	—	7,335
Cash flows from financing activities of discontinued operations	—	(761)	—	—	(761)

Net cash from financing activities	(555)	8,363	(1,234)	—	6,574
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,137)	—	(2,137)

Net increase (decrease) in cash and cash equivalents	24,687	(13,901)	(19,851)	—	(9,065)
Cash and cash equivalents of continuing operations at beginning of period (12/31/11)	188	27,885	30,613	—	58,686
Cash and cash equivalents of discontinued operations at beginning of period (12/31/11)	—	—	4,759	—	4,759

Cash and cash equivalents at beginning of period (12/31/11)	188	27,885	35,372	—	63,445
Cash and cash equivalents at end of period (12/31/12)	24,875	13,984	15,521	—	54,380
Less: cash and cash equivalents of discontinued operations at end of period (12/31/12)	—	—	—	—	—

Cash and cash equivalents of continuing operations at end of period (12/31/12)	$24,875	$13,984	$15,521	$—	$54,380

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

19. Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Cash flows from operating activities of continuing operations	$982	$90,989	$(24,650)	$—	$67,321
Cash flows from operating activities of discontinued operations	—	(19,471)	(36,137)	—	(55,608)

Net cash from operating activities	982	71,518	(60,787)	—	11,713
Cash flows from investing activities:
Proceeds from working capital settlement	—	9,402	—	—	9,402
Proceeds from sales of property, plant and equipment	—	20,362	12,791	—	33,153
Proceeds from sale of subsidiary	—	18,749	—	—	18,749
Purchase of property, plant and equipment	—	(7,232)	(2,997)	—	(10,229)

Cash flows from investing activities of continuing operations	—	41,281	9,794	—	51,075
Cash flows from investing activities of discontinued operations	—	(438)	7,739	—	7,301

Net cash from investing activities	—	40,843	17,533	—	58,376
Cash flows from financing activities:
Proceeds from revolver and notes payable	—	59,357	—	—	59,357
Payments on capital leases	—	(7,870)	(399)	—	(8,269)
Payment of revolver and notes payable	—	(67,277)	—	—	(67,277)
Payments on term loan	—	(123,379)	—	—	(123,379)
Payments to reacquire common stock	(794)	—	—	—	(794)
Cost of debt issues	—	(4,935)	—	—	(4,935)
Dividend distribution to noncontrolling interest	—	—	(1,139)	—	(1,139)

Cash flows from financing activities of continuing operations	(794)	(144,104)	(1,538)	—	(146,436)
Cash flows from financing activities of discontinued operations	—	(855)	(5)	—	(860)

Net cash from financing activities	(794)	(144,959)	(1,543)	—	(147,296)
Effect of exchange rate changes on cash and cash equivalents	—	—	(449)	—	(449)

Net increase (decrease) in cash and cash equivalents	188	(32,598)	(45,246)	—	(77,656)
Cash and cash equivalents of continuing operations at beginning of period (12/31/10)	—	60,483	73,822	—	134,305
Cash and cash equivalents of discontinued operations at beginning of period (12/31/10)	—	—	6,796	—	6,796

Cash and cash equivalents at beginning of period (12/31/10)	—	60,483	80,618	—	141,101
Cash and cash equivalents at end of period (12/31/11)	188	27,885	35,372	—	63,445
Less: cash and cash equivalents of discontinued operations at end of period (12/31/11)	—	—	(4,759)	—	(4,759)

Cash and cash equivalents of continuing operations at end of period (12/31/11)	$188	$27,885	$30,613	$—	$58,686

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

19. Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Cash flows from operating activities of continuing operations	$(61,585)	$85,319	$18,423	$—	$42,157
Cash flows from operating activities of discontinued operations	—	(1,146)	5,860	—	4,714

Net cash from operating activities	(61,585)	84,173	24,283	—	46,871
Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired and earnout	—	(421,182)	—	—	(421,182)
Proceeds from sales of property, plant and equipment	—	16,016	264	—	16,280
Purchase of property, plant and equipment	—	(11,652)	(4,282)	—	(15,934)
Maturities of short-term investments	—	16,755	—	—	16,755
Purchase of short-term investments	—	(255)	—	—	(255)

Cash flows from investing activities of continuing operations	—	(400,318)	(4,018)	—	(404,336)
Cash flows from investing activities of discontinued operations	—	(1,019)	704	—	(315)

Net cash from investing activities	—	(401,337)	(3,314)	—	(404,651)
Cash flows from financing activities:
Proceeds from term loan issuance	—	282,000	—	—	282,000
Proceeds from stock issuance	58,078	—	—	—	58,078
Stock-based compensation tax deficiency	(956)	—	—	—	(956)
Payments on capital leases	—	(8,331)	(1,214)	—	(9,545)
Payment on notes payable	—	(11,604)	—	—	(11,604)
Payments on term loan	—	(750)	—	—	(750)
Payments to reacquire common stock	(1,000)	—	—	—	(1,000)
Dividend distribution to noncontrolling interest	—	—	(1,135)	—	(1,135)
Costs of debt issues	—	(16,238)	—	—	(16,238)

Cash flows from financing activities of continuing operations	56,122	245,077	(2,349)	—	298,850
Cash flows from financing activities of discontinued operations	—	(848)	(207)	—	(1,055)

Net cash from financing activities	56,122	244,229	(2,556)	—	297,795
Effect of exchange rate changes on cash and cash equivalents	—	—	2,402	—	2,402

Net increase (decrease) in cash and cash equivalents	(5,463)	(72,935)	20,815	—	(57,583)
Cash and cash equivalents of continuing operations at beginning of period (12/31/09)	5,463	133,263	58,177	—	196,903
Cash and cash equivalents of discontinued operations at beginning of period (12/31/09)	—	—	1,781	—	1,781

Cash and cash equivalents at beginning of period (12/31/09)	5,463	133,263	59,958	—	198,684
Cash and cash equivalents at end of period (12/31/10)	—	60,328	80,773	—	141,101
Less: cash and cash equivalents of discontinued operations at end of period (12/31/10)	—	155	(6,951)	—	(6,796)

Cash and cash equivalents of continuing operations at end of period (12/31/10)	$—	$60,483	$73,822	$—	$134,305

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, designed to provide reasonable assurance that information required to be disclosed in the SEC reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of December 31, 2012, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that, as of December 31, 2012, our disclosure controls and procedures were effective in providing reasonable assurance.

Management’s Report on Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed by, or under the supervision of, a company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment of internal control over financial reporting, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on management’s assessment using the COSO criteria, we have concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

Remediation of Previously Reported Material Weakness in Internal Control Over Financial Reporting

As of December 31, 2012, we have remediated the previously reported material weakness in our internal control over financial reporting related to the completeness, accuracy and presentation of our accounting for income taxes, including the income tax provision and related income tax assets and liabilities by performing the following:

•

Reevaluated the roles and responsibilities within our tax function, which culminated in the hiring of additional experienced tax managers, including a new Vice President of Tax. In addition, we staffed our Tax Department with a sufficient complement of resources with an appropriate level of tax and accounting knowledge, experience and training to meet our tax and financial reporting requirements;

•	Implemented an automated tax software package;

•	Completed a Tax Basis Balance Sheet; and

•

Enhanced our standardized internal control documentation and related processes and procedures to ensure the completeness and accuracy of our income tax provision, tax depreciation calculations and other related balance sheet accounts.

We have completed the documentation, implementation and testing of the corrective actions described above and, as of December 31, 2012, have concluded that the steps taken have remediated the material weakness related to the completeness, accuracy and presentation of our accounting for income taxes.

Changes in Internal Control over Financial Reporting

Other than the completed remediation actions described above, there were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to the Company’s directors and corporate governance is incorporated herein by reference to the sections entitled “PROPOSAL ONE – ELECTION OF DIRECTORS” and “CORPORATE GOVERNANCE” in the Company’s definitive Proxy Statement for 2013 Annual Meeting of Stockholders (“Proxy Statement”). The information required by this item with respect to the Company’s executive officers is included in Item 4A of Part I of this Form 10-K. The information required by this item with respect to the Section 16 ownership reports is incorporated herein by reference to the section entitled “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Proxy Statement.

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

(2) Financial Statement Schedule:

2012
Form 10-K
Page(s)
Report of Independent Registered Public Accounting Firm (Grant Thornton LLP)	120
Schedule II – Consolidated Valuation and Qualifying Accounts	121

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

2.1	Agreement and Plan of Merger dated December 10, 2008, among Willbros Group, Inc., a Delaware corporation, Willbros Group, Inc., a Republic of Panama corporation, and Willbros Merger, Inc., a Delaware corporation (filed as Annex A to the proxy statement/prospectus included in our Registration Statement on Form S-4, Registration No. 333-155281).

2.2	Agreement and Plan of Merger dated as of March 11, 2010, among Willbros Group, Inc., Co Merger Sub I, Inc., Ho Merger Sub II, LLC and InfrastruX Group, Inc. (filed as Exhibit 2 to our current report on Form 8-K dated March 10, 2010, filed March 16, 2010).

2.3	Amendment to Agreement and Plan of Merger dated as of May 17, 2010, among Willbros Group, Inc., Co Merger Sub I, Inc., Ho Merger Sub II, LLC and InfrastruX Group, Inc. (filed as Exhibit 2 to our current report on Form 8-K dated May 17, 2010, filed May 20, 2010).

2.4	Second Amendment to Agreement and Plan of Merger dated as of June 22, 2010, among Willbros Group, Inc., Co Merger Sub I, Inc., Ho Merger Sub II, LLC and InfrastruX Group, Inc. (filed as Exhibit 2 to our current report on Form 8-K dated June 22, 2010, filed June 28, 2010).

2.5	Share Purchase Agreement dated January 6, 2013, among Interserve Holdings Limited, Willbros International Finance & Equipment Limited and Willbros Group, Inc. (filed as Exhibit 2.1 to our current report on Form 8-K dated January 6, 2013, filed January 10, 2013).

3.1	Certificate of Incorporation of Willbros Group, Inc., a Delaware corporation (filed as Exhibit 3.1 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

3.2	Bylaws of Willbros Group, Inc., a Delaware corporation (filed as Exhibit 3.2 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

4.1	Form of stock certificate for Common Stock, par value $0.05, of Willbros Group, Inc., a Delaware corporation (filed as Exhibit 4.1 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

4.2	Indenture (including form of note) dated December 23, 2005, among Willbros Group, Inc., a Republic of Panama corporation, Willbros USA, Inc., as guarantor, and The Bank of New York, as trustee (filed as Exhibit 10.1 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

4.3	First Supplemental Indenture dated November 2, 2007, among Willbros Group, Inc., a Republic of Panama corporation, Willbros USA, Inc., as guarantor, and The Bank of New York, as trustee, to the Indenture dated December 23, 2005, among Willbros Group, Inc., a

Republic of Panama corporation, Willbros USA, Inc., as guarantor, and The Bank of New York, as trustee (filed as Exhibit 4.2 to our current report on Form 8-K dated November 2, 2007, filed November 5, 2007).

4.4	Waiver Agreement dated November 2, 2007, between Willbros Group, Inc., a Republic of Panama corporation, and Portside Growth and Opportunity Fund with respect to the First Supplemental Indenture listed in Exhibit 4.3 above (filed as Exhibit 4.1 to our current report on Form 8-K dated November 2, 2007, filed November 5, 2007).

4.5	Second Supplemental Indenture dated as of March 3, 2009, among Willbros Group, Inc., a Republic of Panama corporation, Willbros Group, Inc., a Delaware corporation, Willbros United States Holdings, Inc., a Delaware corporation (formerly known as Willbros USA, Inc.), and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee (filed as Exhibit 4.2 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

4.6	Form of Consent Agreement and Third Supplemental Indenture (filed as Exhibit 4.2 to our current report on Form 8-K dated March 10, 2010, filed March 16, 2010).

4.7	Form of Amendment to Consent Agreement and Third Supplemental Indenture (filed as Exhibit 4.3 to our report on Form 10-Q for the quarter ended March 31, 2010, filed May 10, 2010).

4.8	Fourth Supplemental Indenture dated as of September 16, 2011, among Willbros Group, Inc., a Delaware corporation, Willbros United States Holdings, Inc., a Delaware corporation (formerly known as Willbros USA, Inc.), and BOKF, NA dba Bank of Texas, as Trustee (filed as Exhibit 4 to our current report on Form 8-K dated September 16, 2011, filed September 16, 2011).

4.9	Fifth Supplemental Indenture dated as of November 7, 2012, among Willbros Group, Inc., a Delaware corporation, Willbros United States Holdings, Inc., a Delaware corporation (formerly known as Willbros USA, Inc.), and BOKF, NA dba Bank of Texas, as trustee (filed as Exhibit 4 to our current report on Form 8-K dated November 7, 2012, filed November 8, 2012).

4.10	Stockholder Agreement dated as of March 11, 2010, between Willbros Group, Inc. and InfrastruX Holdings, LLC (filed as Exhibit 4.1 to our current report on Form 8-K dated March 10, 2010, filed March 16, 2010).

4.11	First Amendment to Stockholder Agreement dated as of April 21, 2011, between Willbros Group, Inc. and InfrastruX Holdings, LLC (filed as Exhibit 4.1 to our current report on Form 8-K dated April 21, 2011, filed April 26, 2011).

4.12	Certificate of Designations of Series A Preferred Stock (filed as Exhibit 3 to our current report on Form 8-K dated June 30, 2010, filed July 7, 2010).

10.1	Credit Agreement dated as of June 30, 2010 among Willbros United States Holdings, Inc., as borrower, Willbros Group, Inc. and certain of its subsidiaries, as guarantors, the lenders from time to time party thereto, Crédit Agricole Corporate and Investment Bank (“Crédit Agricole”), as Administrative Agent, Collateral Agent, Issuing Bank, Revolving Credit Facility Sole Lead Arranger, Sole Bookrunner and participating Lender, UBS Securities LLC (“UBS”), as Syndication Agent, Natixis, The Bank of Nova Scotia and Capital One, N.A., as Co-Documentation Agents, and Crédit Agricole and UBS as Term Loan Facility Joint Lead Arrangers and Joint Bookrunners (filed as Exhibit 10 to our current report on Form 8-K dated June 30, 2010, filed July 7, 2010).

10.2	Amendment No. 1 to Credit Agreement dated as of March 4, 2011 among Willbros United States Holdings, Inc., as borrower, Willbros Group, Inc. and certain of its subsidiaries, as guarantors, and certain lenders party to the Credit Agreement (filed as Exhibit 10 to our current report on Form 8-K dated March 4, 2011, filed March 9, 2011).

10.3	Amendment No. 2 to Credit Agreement, effective March 29, 2012, among Willbros United States Holdings, Inc., as borrower, and certain lenders party to the Credit Agreement (filed as Exhibit 10.2 to our current report on Form 8-K dated March 29, 2012, filed April 4, 2012).

10.4	Amendment and Restatement Agreement dated as of November 8, 2012 to the Credit Agreement, dated as of June 30, 2010, among Willbros United States Holdings, Inc., as borrower, Willbros Group, Inc., and certain subsidiaries thereof, as guarantors, the lenders from time to time party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, Collateral Agent and Issuing Bank, UBS Securities LLC, as Syndication Agent, and Natixis, the Bank of Nova Scotia and Capital One, N.A., as Co-Documentation Agents, as amended (filed as Exhibit 10 to our current report on Form 8-K dated November 7, 2012, filed November 8, 2012).

10.5*	Form of Indemnification Agreement between our directors and officers and us (filed as Exhibit 10 to our report on Form 10-Q for the quarter ended June 30, 2009, filed August 6, 2009).

10.6*	Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.8 to our Registration Statement on Form S-1, Registration No. 333-5413 (the “S-1 Registration Statement”)).

10.7*	Amendment Number 1 to Willbros Group, Inc. 1996 Stock Plan dated February 24, 1999 (filed as Exhibit A to our Proxy Statement for Annual Meeting of Stockholders dated March 31, 1999).

10.8*	Amendment Number 2 to Willbros Group, Inc. 1996 Stock Plan dated March 7, 2001 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 2, 2001).

10.9*	Amendment Number 3 to Willbros Group, Inc. 1996 Stock Plan dated January 1, 2004 (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.10*	Amendment Number 4 to Willbros Group, Inc. 1996 Stock Plan dated March 10, 2004 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2004).

10.11*	Amendment Number 5 to Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated July 5, 2006).

10.12*	Amendment Number 6 to Willbros Group, Inc. 1996 Stock Plan dated March 27, 2008 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2008).

10.13*	Amendment Number 7 to Willbros Group, Inc. 1996 Stock Plan dated December 31, 2008 (filed as Exhibit 10.12 to our report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009).

10.14*	Amendment Number 8 to Willbros Group, Inc. 1996 Stock Plan dated March 12, 2009 (filed as Exhibit 10.12 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.15*	Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 1996, filed March 31, 1997 (the “1996 Form 10-K”)).

10.16*	Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.14 to the 1996 Form 10-K).

10.17*	Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.6 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.18*	Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.14 to our report on Form 10-K for the year ended December 31, 2004, filed November 22, 2005 (the “2004 Form 10-K”)).

10.19*	Form of Restricted Stock Rights Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.15 to the 2004 Form 10-K).

10.20*	Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (for awards granted on or after March 12, 2009) (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.21*	Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (for awards granted on or after March 12, 2009) (filed as Exhibit 10.5 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.22*	Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (for awards granted on or after March 12, 2009) (filed as Exhibit 10.6 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.23*	Form of Restricted Stock Rights Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (for awards granted on or after March 12, 2009) (filed as Exhibit 10.7 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.24*	Willbros Group, Inc. Director Stock Plan (filed as Exhibit 10.9 to the S-1 Registration Statement).

10.25*	Amendment Number 1 to Willbros Group, Inc. Director Stock Plan dated January 1, 2002 (filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 2001, filed February 20, 2002).

10.26*	Amendment Number 2 to the Willbros Group, Inc. Director Stock Plan dated February 18, 2002 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 30, 2002).

10.27*	Amendment Number 3 to the Willbros Group, Inc. Director Stock Plan dated January 1, 2004 (filed as Exhibit 10.5 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.28*	Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan (filed as Exhibit 10.19 to our report on Form 10-K for the year ended December 31, 2007, filed February 29, 2008).

10.29*	Amendment Number 1 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated March 27, 2008 (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2008).

10.30*	Amendment Number 2 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated January 8, 2010 (filed as Exhibit 10.28 to our report on Form 10-K for the year ended December 31, 2009, filed March 11, 2010).

10.31*	Amendment Number 3 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated August 25, 2010 (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended September 30, 2010, filed November 9, 2010).

10.32*	Amendment Number 4 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated March 22, 2012 (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated April 20, 2012).

10.33*	Amendment Number 5 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated May 14, 2012 (filed as Exhibit 99 to our current report on Form 8-K dated May 14, 2012, filed May 14, 2012).

10.34*	Amendment Number 6 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated August 23, 2012 (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012).

10.35*	Assumption and General Amendment of Employee Stock Plan and Directors’ Stock Plans and General Amendment of Employee Benefit Programs of Willbros Group, Inc. dated March 3, 2009, between Willbros Group, Inc., a Republic of Panama corporation, and Willbros Group, Inc., a Delaware corporation (filed as Exhibit 10.2 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

10.36*	Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2010).

10.37*	Amendment Number 1 to Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan dated March 22, 2012 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 20, 2012).

10.38*	Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.3 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.39*	Form of Restricted Stock Units Award Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.4 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.40*	Form of Phantom Stock Units Award Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.5 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.41*	Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.6 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.42*	Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.7 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.43*	Form of Performance-Based Long-Term Incentive Award Agreement for Chief Executive Officer under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended June 30, 2011, filed August 2, 2011).

10.44*	Form of Performance-Based Restricted Stock Units Award Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.3 to our report on Form 10-Q for the quarter ended June 30, 2011, filed August 2, 2011).

10.45*	Willbros Group, Inc. 2010 Management Severance Plan for Executives (filed as Exhibit 10.4 to our report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011 (the “2010 Form 10-K”)).

10.46*	Willbros Group, Inc. 2010 Nonqualified Deferred Compensation Plan (filed as Exhibit 10.41 to the 2010 Form 10-K).

10.47*	Employment Agreement dated as of September 20, 2010, between Willbros United States Holdings, Inc. and Robert R. Harl (filed as Exhibit 10.1 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.48*	Bonus Agreement dated as of September 20, 2010, between Willbros United States Holdings, Inc. and Robert R. Harl (filed as Exhibit 10.2 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.49*	Employment Agreement dated November 17, 2011, between Willbros United States Holdings, Inc. and Van A. Welch (filed as Exhibit 10 to our current report on Form 8-K dated November 17, 2011, filed November 23, 2011).

10.50*	Employment Agreement dated as of November 3, 2006, between Hawkeye LLC, InfrastruX Group, Inc. and Michael J. Giarratano and Amendment thereto dated as of November 15, 2009 (filed as Exhibit 10.44 to our report on Form 10-K for the year ended December 31, 2011, filed April 9, 2012 (the “2011 Form 10-K”)).

10.51*	Separation Agreement and Release effective September 7, 2012, between Hawkeye LLC, Willbros United States Holdings, Inc., Willbros Group Inc. and Michael J. Giarratano (filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012).

10.52*	Employment Agreement dated as of February 7, 2011, between Willbros United States Holdings, Inc. and J. Robert Berra (filed as Exhibit 10.52 to the 2010 Form 10-K).

10.53*	Separation Agreement and Release effective January 25, 2012, between Willbros United States Holdings, Inc. and Richard E. Cellon (filed as Exhibit 10.46 to the 2011 Form 10-K).

10.54*	Amended and Restated Management Incentive Compensation Program (Effective May 23, 2011) (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2011, filed August 2, 2011).

10.55	Purchase Agreement dated December 22, 2005, between Willbros Group, Inc., a Republic of Panama corporation, Willbros USA, Inc., and the purchasers set forth on Schedule I thereto (the “Purchase Agreement”) (filed as Exhibit 10.2 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

10.56	Deferred Prosecution Agreement among Willbros Group, Inc., a Republic of Panama corporation, Willbros International, Inc. and the Department of Justice filed May 14, 2008 with the United States District Court, Southern District of Texas, Houston Division (filed as Exhibit 10 to our current report on Form 8-K dated May 14, 2008, filed on May 15, 2008).

10.57	Settlement Agreement dated March 29, 2012, between West African Gas Pipeline Company Limited, Willbros Global Holdings, Inc. and Willbros Group, Inc. (filed as Exhibit 10.1 to our current report on Form 8-K dated March 29, 2012, filed April 4, 2012).

21	Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Grant Thornton LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Willbros Group, Inc. and Willbros International, Inc. Information document filed on May 14, 2008 by the United States Attorney’s Office for the Southern District of Texas and the United States Department of Justice (filed as Exhibit 99.1 to our current report on Form 8-K dated May 14, 2008, filed May 15, 2008).

99.2	Complaint by the Securities and Exchange Commission v. Willbros Group, Inc. filed on May 14, 2008 with the United States District Court, Southern District of Texas, Houston Division (filed as Exhibit 99.2 to our current report on Form 8-K dated May 14, 2008, filed May 15, 2008).

99.3	Consent of Willbros Group, Inc. (filed as Exhibit 99.3 to our current report on Form 8-K dated May 14, 2008, filed May 15, 2008).

99.4	Agreed Judgment as to Willbros Group, Inc. (filed as Exhibit 99.4 to our current report on Form 8-K dated May 14, 2008, filed May 15, 2008).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLBROS GROUP, INC.

Date: March 6, 2013	By:	/s/ Robert R. Harl
Robert R. Harl
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert R. Harl	Director, President and	March 6, 2013
Robert R. Harl	Chief Executive Officer
(Principal Executive Officer)

/s/ Van A. Welch	Executive Vice President and	March 6, 2013
Van A. Welch	Chief Financial Officer
(Principal Financial Officer)

/s/ Geoffrey C. Stanford	Vice President and	March 6, 2013
Geoffrey C. Stanford	Chief Accounting Officer
(Principal Accounting Officer)

/s/ John T. McNabb, II	Director and Chairman of the Board	March 6, 2013
John T. McNabb, II

/s/ William B. Berry	Director	March 6, 2013
William B. Berry

/s/ Edward J. DiPaolo	Director	March 6, 2013
Edward J. DiPaolo

/s/ Charles W. Jenkins, III	Director	March 6, 2013
Charles W. Jenkins, III

/s/ Michael C. Lebens	Director	March 6, 2013
Michael C. Lebens

/s/ Daniel E. Lonergan	Director	March 6, 2013
Daniel E. Lonergan

/s/ Robert L. Sluder	Director	March 6, 2013
Robert L. Sluder

/s/ S. Miller Williams	Director	March 6, 2013
S. Miller Williams

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Willbros Group, Inc.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Willbros Group, Inc. and Subsidiaries referred to in our report dated March 14, 2011(except for Business Disposals and Results of Discontinued Operations in Note 18, as to which the date is March 6, 2013 and Note 14 as to which the date is June 29, 2012), which is included in the Annual Report on Form 10-K. Our audit of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2), which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Houston, Texas

March 14, 2011(except for Business Disposals and Discontinued Operations in Note 18, as to which the date is March 6, 2013 and Note 14 as to which the date is June 29, 2012)

WILLBROS GROUP, INC.

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Year Ended	Description	Balance at Beginning of Year	Charged (Credited) to Costs and Expense	Charge Offs and Other	Balance at End of Year
December 31, 2010	Allowance for Bad Debts	$1,922	$2,873	$(502)	$4,293
December 31, 2010	Deferred Tax Valuation Allowance	—	7,170	—	7,170
December 31, 2011	Allowance for Bad Debts	$4,293	$790	$(4,079)	$1,004
December 31, 2011	Deferred Tax Valuation Allowance	7,170	29,701	—	36,871
December 31, 2012	Allowance for Bad Debts	$1,004	$1,327	$(111)	$2,220
December 31, 2012	Deferred Tax Valuation Allowance	36,871	15,045	—	51,916

INDEX TO EXHIBITS

The following documents are included as exhibits to this Form 10-K. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

2.1	Agreement and Plan of Merger dated December 10, 2008, among Willbros Group, Inc., a Delaware corporation, Willbros Group, Inc., a Republic of Panama corporation, and Willbros Merger, Inc., a Delaware corporation (filed as Annex A to the proxy statement/prospectus included in our Registration Statement on Form S-4, Registration No. 333-155281).

2.2	Agreement and Plan of Merger dated as of March 11, 2010, among Willbros Group, Inc., Co Merger Sub I, Inc., Ho Merger Sub II, LLC and InfrastruX Group, Inc. (filed as Exhibit 2 to our current report on Form 8-K dated March 10, 2010, filed March 16, 2010).

2.3	Amendment to Agreement and Plan of Merger dated as of May 17, 2010, among Willbros Group, Inc., Co Merger Sub I, Inc., Ho Merger Sub II, LLC and InfrastruX Group, Inc. (filed as Exhibit 2 to our current report on Form 8-K dated May 17, 2010, filed May 20, 2010).

2.4	Second Amendment to Agreement and Plan of Merger dated as of June 22, 2010, among Willbros Group, Inc., Co Merger Sub I, Inc., Ho Merger Sub II, LLC and InfrastruX Group, Inc. (filed as Exhibit 2 to our current report on Form 8-K dated June 22, 2010, filed June 28, 2010).

2.5	Share Purchase Agreement dated January 6, 2013, among Interserve Holdings Limited, Willbros International Finance & Equipment Limited and Willbros Group, Inc. (filed as Exhibit 2.1 to our current report on Form 8-K dated January 6, 2013, filed January 10, 2013).

3.1	Certificate of Incorporation of Willbros Group, Inc., a Delaware corporation (filed as Exhibit 3.1 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

3.2	Bylaws of Willbros Group, Inc., a Delaware corporation (filed as Exhibit 3.2 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

4.1	Form of stock certificate for Common Stock, par value $0.05, of Willbros Group, Inc., a Delaware corporation (filed as Exhibit 4.1 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

4.2	Indenture (including form of note) dated December 23, 2005, among Willbros Group, Inc., a Republic of Panama corporation, Willbros USA, Inc., as guarantor, and The Bank of New York, as trustee (filed as Exhibit 10.1 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

4.3	First Supplemental Indenture dated November 2, 2007, among Willbros Group, Inc., a Republic of Panama corporation, Willbros USA, Inc., as guarantor, and The Bank of New York, as trustee, to the Indenture dated December 23, 2005, among Willbros Group, Inc., a Republic of Panama corporation, Willbros USA, Inc., as guarantor, and The Bank of New York, as trustee (filed as Exhibit 4.2 to our current report on Form 8-K dated November 2, 2007, filed November 5, 2007).

4.4	Waiver Agreement dated November 2, 2007, between Willbros Group, Inc., a Republic of Panama corporation, and Portside Growth and Opportunity Fund with respect to the First Supplemental Indenture listed in Exhibit 4.3 above (filed as Exhibit 4.1 to our current report on Form 8-K dated November 2, 2007, filed November 5, 2007).

4.5	Second Supplemental Indenture dated as of March 3, 2009, among Willbros Group, Inc., a Republic of Panama corporation, Willbros Group, Inc., a Delaware corporation, Willbros United States Holdings, Inc., a Delaware corporation (formerly known as Willbros USA, Inc.), and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee (filed as Exhibit 4.2 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

4.6	Form of Consent Agreement and Third Supplemental Indenture (filed as Exhibit 4.2 to our current report on Form 8-K dated March 10, 2010, filed March 16, 2010).

4.7	Form of Amendment to Consent Agreement and Third Supplemental Indenture (filed as Exhibit 4.3 to our report on Form 10-Q for the quarter ended March 31, 2010, filed May 10, 2010).

4.8	Fourth Supplemental Indenture dated as of September 16, 2011, among Willbros Group, Inc., a Delaware corporation, Willbros United States Holdings, Inc., a Delaware corporation (formerly known as Willbros USA, Inc.), and BOKF, NA dba Bank of Texas, as Trustee (filed as Exhibit 4 to our current report on Form 8-K dated September 16, 2011, filed September 16, 2011).

4.9	Fifth Supplemental Indenture dated as of November 7, 2012, among Willbros Group, Inc., a Delaware corporation, Willbros United States Holdings, Inc., a Delaware corporation (formerly known as Willbros USA, Inc.), and BOKF, NA dba Bank of Texas, as trustee (filed as Exhibit 4 to our current report on Form 8-K dated November 7, 2012, filed November 8, 2012).

4.10	Stockholder Agreement dated as of March 11, 2010, between Willbros Group, Inc. and InfrastruX Holdings, LLC (filed as Exhibit 4.1 to our current report on Form 8-K dated March 10, 2010, filed March 16, 2010).

4.11	First Amendment to Stockholder Agreement dated as of April 21, 2011, between Willbros Group, Inc. and InfrastruX Holdings, LLC (filed as Exhibit 4.1 to our current report on Form 8-K dated April 21, 2011, filed April 26, 2011).

4.12	Certificate of Designations of Series A Preferred Stock (filed as Exhibit 3 to our current report on Form 8-K dated June 30, 2010, filed July 7, 2010).

10.1	Credit Agreement dated as of June 30, 2010 among Willbros United States Holdings, Inc., as borrower, Willbros Group, Inc. and certain of its subsidiaries, as guarantors, the lenders from time to time party thereto, Crédit Agricole Corporate and Investment Bank (“Crédit Agricole”), as Administrative Agent, Collateral Agent, Issuing Bank, Revolving Credit Facility Sole Lead Arranger, Sole Bookrunner and participating Lender, UBS Securities LLC (“UBS”), as Syndication Agent, Natixis, The Bank of Nova Scotia and Capital One, N.A., as Co-Documentation Agents, and Crédit Agricole and UBS as Term Loan Facility Joint Lead Arrangers and Joint Bookrunners (filed as Exhibit 10 to our current report on Form 8-K dated June 30, 2010, filed July 7, 2010).

10.2	Amendment No. 1 to Credit Agreement dated as of March 4, 2011 among Willbros United States Holdings, Inc., as borrower, Willbros Group, Inc. and certain of its subsidiaries, as guarantors, and certain lenders party to the Credit Agreement (filed as Exhibit 10 to our current report on Form 8-K dated March 4, 2011, filed March 9, 2011).

10.3	Amendment No. 2 to Credit Agreement, effective March 29, 2012, among Willbros United States Holdings, Inc., as borrower, and certain lenders party to the Credit Agreement (filed as Exhibit 10.2 to our current report on Form 8-K dated March 29, 2012, filed April 4, 2012).

10.4	Amendment and Restatement Agreement dated as of November 8, 2012 to the Credit Agreement, dated as of June 30, 2010, among Willbros United States Holdings, Inc., as borrower, Willbros Group, Inc., and certain subsidiaries thereof, as guarantors, the lenders from time to time party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, Collateral Agent and Issuing Bank, UBS Securities LLC, as Syndication Agent, and Natixis, the Bank of Nova Scotia and Capital One, N.A., as Co-Documentation Agents, as amended (filed as Exhibit 10 to our current report on Form 8-K dated November 7, 2012, filed November 8, 2012).

10.5*	Form of Indemnification Agreement between our directors and officers and us (filed as Exhibit 10 to our report on Form 10-Q for the quarter ended June 30, 2009, filed August 6, 2009).

10.6*	Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.8 to our Registration Statement on Form S-1, Registration No. 333-5413 (the “S-1 Registration Statement”)).

10.7*	Amendment Number 1 to Willbros Group, Inc. 1996 Stock Plan dated February 24, 1999 (filed as Exhibit A to our Proxy Statement for Annual Meeting of Stockholders dated March 31, 1999).

10.8*	Amendment Number 2 to Willbros Group, Inc. 1996 Stock Plan dated March 7, 2001 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 2, 2001).

10.9*	Amendment Number 3 to Willbros Group, Inc. 1996 Stock Plan dated January 1, 2004 (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.10*	Amendment Number 4 to Willbros Group, Inc. 1996 Stock Plan dated March 10, 2004 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2004).

10.11*	Amendment Number 5 to Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated July 5, 2006).

10.12*	Amendment Number 6 to Willbros Group, Inc. 1996 Stock Plan dated March 27, 2008 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2008).

10.13*	Amendment Number 7 to Willbros Group, Inc. 1996 Stock Plan dated December 31, 2008 (filed as Exhibit 10.12 to our report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009).

10.14*	Amendment Number 8 to Willbros Group, Inc. 1996 Stock Plan dated March 12, 2009 (filed as Exhibit 10.12 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.15*	Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 1996, filed March 31, 1997 (the “1996 Form 10-K”)).

10.16*	Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.14 to the 1996 Form 10-K).

10.17*	Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.6 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.18*	Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.14 to our report on Form 10-K for the year ended December 31, 2004, filed November 22, 2005 (the “2004 Form 10-K”)).

10.19*	Form of Restricted Stock Rights Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.15 to the 2004 Form 10-K).

10.20*	Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (for awards granted on or after March 12, 2009) (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.21*	Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (for awards granted on or after March 12, 2009) (filed as Exhibit 10.5 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.22*	Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (for awards granted on or after March 12, 2009) (filed as Exhibit 10.6 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.23*	Form of Restricted Stock Rights Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (for awards granted on or after March 12, 2009) (filed as Exhibit 10.7 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.24*	Willbros Group, Inc. Director Stock Plan (filed as Exhibit 10.9 to the S-1 Registration Statement).

10.25*	Amendment Number 1 to Willbros Group, Inc. Director Stock Plan dated January 1, 2002 (filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 2001, filed February 20, 2002).

10.26*	Amendment Number 2 to the Willbros Group, Inc. Director Stock Plan dated February 18, 2002 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 30, 2002).

10.27*	Amendment Number 3 to the Willbros Group, Inc. Director Stock Plan dated January 1, 2004 (filed as Exhibit 10.5 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.28*	Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan (filed as Exhibit 10.19 to our report on Form 10-K for the year ended December 31, 2007, filed February 29, 2008).

10.29*	Amendment Number 1 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated March 27, 2008 (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2008).

10.30*	Amendment Number 2 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated January 8, 2010 (filed as Exhibit 10.28 to our report on Form 10-K for the year ended December 31, 2009, filed March 11, 2010).

10.31*	Amendment Number 3 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated August 25, 2010 (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended September 30, 2010, filed November 9, 2010).

10.32*	Amendment Number 4 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated March 22, 2012 (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated April 20, 2012).

10.33*	Amendment Number 5 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated May 14, 2012 (filed as Exhibit 99 to our current report on Form 8-K dated May 14, 2012, filed May 14, 2012).

10.34*	Amendment Number 6 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated August 23, 2012 (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012).

10.35*	Assumption and General Amendment of Employee Stock Plan and Directors’ Stock Plans and General Amendment of Employee Benefit Programs of Willbros Group, Inc. dated March 3, 2009, between Willbros Group, Inc., a Republic of Panama corporation, and Willbros Group, Inc., a Delaware corporation (filed as Exhibit 10.2 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

10.36*	Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2010).

10.37*	Amendment Number 1 to Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan dated March 22, 2012 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 20, 2012).

10.38*	Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.3 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.39*	Form of Restricted Stock Units Award Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.4 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.40*	Form of Phantom Stock Units Award Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.5 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.41*	Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.6 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.42*	Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.7 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.43*	Form of Performance-Based Long-Term Incentive Award Agreement for Chief Executive Officer under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended June 30, 2011, filed August 2, 2011).

10.44*	Form of Performance-Based Restricted Stock Units Award Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.3 to our report on Form 10-Q for the quarter ended June 30, 2011, filed August 2, 2011).

10.45*	Willbros Group, Inc. 2010 Management Severance Plan for Executives (filed as Exhibit 10.4 to our report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011 (the “2010 Form 10-K”)).

10.46*	Willbros Group, Inc. 2010 Nonqualified Deferred Compensation Plan (filed as Exhibit 10.41 to the 2010 Form 10-K).

10.47*	Employment Agreement dated as of September 20, 2010, between Willbros United States Holdings, Inc. and Robert R. Harl (filed as Exhibit 10.1 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.48*	Bonus Agreement dated as of September 20, 2010, between Willbros United States Holdings, Inc. and Robert R. Harl (filed as Exhibit 10.2 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.49*	Employment Agreement dated November 17, 2011, between Willbros United States Holdings, Inc. and Van A. Welch (filed as Exhibit 10 to our current report on Form 8-K dated November 17, 2011, filed November 23, 2011).

10.50*	Employment Agreement dated as of November 3, 2006, between Hawkeye LLC, InfrastruX Group, Inc. and Michael J. Giarratano and Amendment thereto dated as of November 15, 2009 (filed as Exhibit 10.44 to our report on Form 10-K for the year ended December 31, 2011, filed April 9, 2012 (the “2011 Form 10-K”)).

10.51*	Separation Agreement and Release effective September 7, 2012, between Hawkeye LLC, Willbros United States Holdings, Inc., Willbros Group Inc. and Michael J. Giarratano (filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012).

10.52*	Employment Agreement dated as of February 7, 2011, between Willbros United States Holdings, Inc. and J. Robert Berra (filed as Exhibit 10.52 to the 2010 Form 10-K).

10.53*	Separation Agreement and Release effective January 25, 2012, between Willbros United States Holdings, Inc. and Richard E. Cellon (filed as Exhibit 10.46 to the 2011 Form 10-K).

10.54*	Amended and Restated Management Incentive Compensation Program (Effective May 23, 2011) (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2011, filed August 2, 2011).

10.55	Purchase Agreement dated December 22, 2005, between Willbros Group, Inc., a Republic of Panama corporation, Willbros USA, Inc., and the purchasers set forth on Schedule I thereto (the “Purchase Agreement”) (filed as Exhibit 10.2 to our current report on Form 8-K dated December 21, 2005, filed December 23, 2005).

10.56	Deferred Prosecution Agreement among Willbros Group, Inc., a Republic of Panama corporation, Willbros International, Inc. and the Department of Justice filed on May 14, 2008 with the United States District Court, Southern District of Texas, Houston Division (filed as Exhibit 10 to our current report on Form 8-K dated May 14, 2008, filed May 15, 2008).

10.57	Settlement Agreement dated March 29, 2012, between West African Gas Pipeline Company Limited, Willbros Global Holdings, Inc. and Willbros Group, Inc. (filed as Exhibit 10.1 to our current report on Form 8-K dated March 29, 2012, filed April 4, 2012).

21	Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Grant Thornton LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Willbros Group, Inc. and Willbros International, Inc. Information document filed on May 14, 2008 by the United States Attorney’s Office for the Southern District of Texas and the United States Department of Justice (filed as Exhibit 99.1 to our current report on Form 8-K dated May 14, 2008, filed May 15, 2008).

99.2	Complaint by the Securities and Exchange Commission v. Willbros Group, Inc. filed on May 14, 2008 with the United States District Court, Southern District of Texas, Houston Division (filed as Exhibit 99.2 to our current report on Form 8-K dated May 14, 2008, filed May 15, 2008).

99.3	Consent of Willbros Group, Inc. (filed as Exhibit 99.3 to our current report on Form 8-K dated May 14, 2008, filed May 15, 2008).

99.4	Agreed Judgment as to Willbros Group, Inc. (filed as Exhibit 99.4 to our current report on Form 8-K dated May 14, 2008, filed May 15, 2008).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.