Form 10-Q
period 2013-03-31
Willbros Group, Inc.\NEW\
filed 2013-05-09
CIK 1449732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of the registrant’s Common Stock, $.05 par value, outstanding as of May 1, 2013 was 49,630,465.

WILLBROS GROUP, INC.

FORM 10-Q

FOR QUARTER ENDED MARCH 31, 2013

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$9,698	$48,778
Accounts receivable, net	398,345	380,570
Contract cost and recognized income not yet billed	71,763	89,658
Prepaid expenses and other assets	19,344	31,515
Parts and supplies inventories	5,961	5,264
Deferred income taxes	8,241	10,368
Assets held for sale	56,351	90,940

Total current assets	569,703	657,093
Property, plant and equipment, net	119,957	123,985
Intangible assets, net	154,354	158,062
Deferred income taxes	—	113
Other assets	44,154	38,993

Total assets	$888,168	$978,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$290,324	$295,507
Contract billings in excess of cost and recognized income	21,670	36,243
Current portion of capital lease obligations	1,182	1,317
Notes payable and current portion of long-term debt	6,229	5,869
Current portion of settlement obligation of discontinued operations	5,000	5,000
Accrued income taxes	4,687	8,387
Liabilities held for sale	15,653	26,174
Other current liabilities	7,552	8,084

Total current liabilities	352,297	386,581
Long-term debt	240,520	294,353
Capital lease obligations	2,037	2,281
Long-term portion of settlement obligation of discontinued operations	36,500	36,500
Long-term liabilities for unrecognized tax benefits	4,961	4,956
Deferred income taxes	6,332	8,624
Other long-term liabilities	38,078	38,618

Total liabilities	680,725	771,913
Contingencies and commitments (Note 12)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 70,000,000 shares authorized and 50,746,360 shares issued at March 31, 2013 (50,084,890 at December 31, 2012)	2,534	2,504
Capital in excess of par value	685,596	687,101
Accumulated deficit	(481,859)	(486,051)
Treasury stock at cost, 1,089,069 shares at March 31, 2013 (1,013,399 at December 31, 2012)	(11,848)	(11,394)
Accumulated other comprehensive income	12,731	13,504

Total Willbros Group, Inc. stockholders’ equity	207,154	205,664
Noncontrolling interest	289	669

Total stockholders’ equity	207,443	206,333

Total liabilities and stockholders’ equity	$888,168	$978,246

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Contract revenue	$487,359	$373,706
Operating expenses:
Contract	447,517	342,080
Amortization of intangibles	3,762	3,777
General and administrative	37,638	37,569

	488,917	383,426

Operating loss	(1,558)	(9,720)
Other income (expense):
Interest expense, net	(7,690)	(7,877)
Loss on early extinguishment of debt	—	(2,256)
Other, net	231	(324)

	(7,459)	(10,457)

Loss from continuing operations before income taxes	(9,017)	(20,177)
Provision for income taxes	2,612	973

Loss from continuing operations	(11,629)	(21,150)
Income from discontinued operations net of provision (benefit) for income taxes	15,821	770

Net income (loss)	4,192	(20,380)
Less: Income attributable to noncontrolling interest	—	(344)

Net income (loss) attributable to Willbros Group, Inc.	$4,192	$(20,724)

Reconciliation of net income (loss) attributable to Willbros Group, Inc.
Loss from continuing operations	$(11,629)	$(21,150)
Income from discontinued operations	15,821	426

Net income (loss) attributable to Willbros Group, Inc	$4,192	$(20,724)

Basic income (loss) per share attributable to Company shareholders:
Loss from continuing operations	$(0.24)	$(0.44)
Income from discontinued operations	0.33	0.01

Net income (loss)	$0.09	$(0.43)

Diluted income (loss) per share attributable to Company shareholders:
Loss from continuing operations	$(0.24)	$(0.44)
Income from discontinued operations	0.33	0.01

Net income (loss)	$0.09	$(0.43)

Weighted average number of common shares outstanding:
Basic	48,307,330	47,781,396

Diluted	48,307,330	47,781,396

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$4,192	$(20,380)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(1,001)	(1,004)
Changes in derivative financial instruments	228	(117)

Total other comprehensive income (loss), net of tax	(773)	(1,121)

Total comprehensive income (loss)	3,419	(21,501)
Less: Comprehensive income attributable to noncontrolling interest	—	(344)

Total comprehensive income (loss) attributable to Willbros Group, Inc.	$3,419	$(21,845)

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$4,192	$(20,380)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Income from discontinued operations	(15,821)	(770)
Depreciation and amortization	11,070	11,877
Loss on early extinguishment of debt	—	2,256
Stock-based compensation	821	2,084
Deferred income tax provision (benefit)	64	(306)
Amortization of debt issuance costs	1,354	1,126
Non-cash interest expense	758	627
(Gain) loss on disposal of property and equipment	(1,100)	195
Other non-cash	51	209
Changes in operating assets and liabilities:
Accounts receivable, net	(17,120)	(6,418)
Contract cost and recognized income not yet billed	17,571	(20,309)
Prepaid expenses and other assets	13,167	174
Accounts payable and accrued liabilities	(5,047)	17,397
Accrued income taxes	(3,554)	1,297
Contract billings in excess of cost and recognized income	(14,470)	15,702
Other assets and liabilities, net	(6,530)	4,523

Cash (used in) provided by operating activities of continuing operations	(14,594)	9,284
Cash used in operating activities of discontinued operations	(7,693)	(1,731)

Cash provided by (used in) operating activities	(22,287)	7,553
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	798	7,627
Proceeds from sale of subsidiary	38,900	—
Purchase of property, plant and equipment	(2,646)	(3,267)

Cash provided by investing activities of continuing operations	37,052	4,360
Cash (used in) provided by investing activities of discontinued operations	(235)	8,077

Cash provided by investing activities	36,817	12,437
Cash flows from financing activities:
Proceeds from revolver and notes payable	5,722	25,000
Payments on capital leases	(379)	(668)
Payments of revolver and notes payable	(59,413)	(26,404)
Payments on term loan facility	—	(30,000)
Payments to reacquire common stock	(454)	(426)
Cost of debt issuance	(1,274)	—
Payments to noncontrolling interest owners	(3,100)	—
Dividend distribution to noncontrolling interest	—	(265)

Cash used in financing activities of continuing operations	(58,898)	(32,763)
Cash used in financing activities of discontinued operations	(86)	(240)

Cash used in financing activities	(58,984)	(33,003)
Effect of exchange rate changes on cash and cash equivalents	(228)	(1,470)

Net decrease in cash and cash equivalents	(44,682)	(14,483)
Cash and cash equivalents of continuing operations at beginning of period	48,778	52,859
Cash and cash equivalents of discontinued operations at beginning of period	5,602	10,586

Cash and cash equivalents at beginning of period	54,380	63,445
Cash and cash equivalents at end of period	9,698	48,962
Less: cash and cash equivalents of discontinued operations at end of period	—	(6,592)

Cash and cash equivalents of continuing operations at end of period	$9,698	$42,370

Supplemental disclosures of cash flow information:
Cash paid for interest (including discontinued operations)	$5,925	$5,417
Cash paid for income taxes (including discontinued operations)	$6,215	$1,311

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company and Basis of Presentation

Willbros Group, Inc., a Delaware corporation, and its subsidiaries (the “Company,” “Willbros” or “WGI”), is a contractor specializing in energy infrastructure, serving the oil and gas, refinery, petrochemical and power industries. The Company’s offerings include engineering, procurement and construction (either individually or as an integrated “EPC” service offering); ongoing maintenance; and other specialty services. The Company’s principal markets for continuing operations are the United States and Canada. The Company obtains its work through competitive bidding and through negotiations with prospective clients. Contract values range from several thousand dollars to several hundred million dollars and contract durations range from a few weeks to more than two years.

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2012, which has been derived from audited consolidated financial statements, and the unaudited Condensed Consolidated Financial Statements as of March 31, 2013 and 2012, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. However, the Company believes the presentations and disclosures herein are adequate to make the information not misleading. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s December 31, 2012 audited Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

In the opinion of management, the unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary to fairly state the financial position as of March 31, 2013, and the results of operations and cash flows of the Company for all interim periods presented. The results of operations and cash flows for the three months ended March 31, 2013 are not necessarily indicative of the operating results and cash flows to be achieved for the full year.

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

Reclassifications – Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. These reclassifications primarily relate to the classification of the Company’s electric and gas distribution business in the Northeast as discontinued operations as determined during the fourth quarter of 2012, as well as the sale of Willbros Middle East Limited, which held the Company’s operations in Oman, during the first quarter of 2013. See Note 14 – Discontinuance of Operations, Held for Sale Operations and Asset Disposals for additional discussion associated with these reclassifications.

2. New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard related to the reporting of amounts reclassified out of Accumulated Other Comprehensive Income (“Accumulated OCI”). Under this standard, an entity is required to provide information about the amounts reclassified out of Accumulated OCI by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of Accumulated OCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. This standard is effective for interim and annual periods beginning on or after December 15, 2012. The Company complied with this new accounting guidance during the quarter ended March 31, 2013.

In February 2013, the FASB clarified the scope of revised disclosure requirements related to balance sheet offsetting that was issued in December 2011. The amendment clarifies that the scope applies to derivatives accounted for in accordance with the authoritative guidance for derivatives and hedging. The adoption of this revision is required for interim and annual periods beginning on or after January 1, 2013. The adoption of this revision did not have any impact on the Company’s Condensed Consolidated Financial Statements.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. New Accounting Pronouncements (continued)

In March 2013, the FASB amended the accounting standard related to a parent company’s accounting for the foreign cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. Under this standard, a parent entity who ceases to have a controlling interest in a subsidiary that is a business within a foreign entity should only release the cumulative translation adjustment into net income if the loss of controlling interest represents complete, or substantially complete, liquidation of the foreign entity in which the subsidiary, or asset group, had resided. This standard does not change the current requirements for reporting the cumulative translation adjustment in the financial statements and is effective for interim and annual periods beginning on or after December 15, 2013. The adoption of this standard is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

Contract cost and recognized income not yet billed and related amounts billed as of March 31, 2013 and December 31, 2012 was as follows (in thousands):

	March 31, 2013	December 31, 2012
Cost incurred on contracts in progress	$1,046,774	$932,844
Recognized income	196,248	132,869

	1,243,022	1,065,713
Progress billings and advance payments	(1,192,929)	(1,012,298)

	$50,093	$53,415

Contract cost and recognized income not yet billed	$71,763	$89,658
Contract billings in excess of cost and recognized income	(21,670)	(36,243)

	$50,093	$53,415

Contract cost and recognized income not yet billed includes $3.9 million and $5.9 million at March 31, 2013 and December 31, 2012, respectively, on completed contracts.

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts will be due upon completion of the contracts and acceptance by the customer. Based on the Company’s experience with similar contracts in recent years, the majority of the retention balances at each balance sheet date will be collected within the next twelve months. Retainage balances at March 31, 2013 and December 31, 2012, were approximately $28.3 million and $40.2 million, respectively, and are included in accounts receivable.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Intangible Assets

The changes in the carrying amounts of intangible assets for the three months ended March 31, 2013 are detailed below (in thousands):

	Customer Relationships	Trademark / Tradename	Non-compete Agreements	Technology	Total
Balance as of December 31, 2012	$143,909	$9,702	$328	$4,123	$158,062
Amortization	(3,251)	(318)	(55)	(138)	(3,762)
Other	—	54	—	—	54

Balance as of March 31, 2013	$140,658	$9,438	$273	$3,985	$154,354

Weighted Average Remaining Amortization Period	11.0 yrs	7.1 yrs	1.3 yrs	7.3 yrs

Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 15 years.

Estimated amortization expense for the remainder of 2013 and each of the subsequent five years and thereafter is as follows (in thousands):

Fiscal year:
Remainder of 2013	$11,299
2014	14,955
2015	14,845
2016	14,845
2017	14,845
2018	14,845
Thereafter	68,720

Total amortization	$154,354

5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of March 31, 2013 and December 31, 2012 were as follows (in thousands):

	March 31	December 31,
	2013	2012
Trade accounts payable	$127,861	$131,441
Payroll and payroll liabilities	55,076	48,917
Accrued contract costs	42,043	58,301
Self-insurance accrual	21,807	18,559
Other accrued liabilities	43,537	38,289

Total accounts payable and accrued liabilities	$290,324	$295,507

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Long-Term Debt

Long-term debt as of March 31, 2013 and December 31, 2012 was as follows (in thousands):

	March 31, 2013	December 31, 2012
Term Loan Facility, net of unamortized discount of $4,224 and $4,983	$184,946	$184,187
Borrowings under Revolving Credit Facility	45,407	104,407
Capital lease obligations	3,219	3,598
Other obligations	16,396	11,628

Total debt	249,968	303,820
Less: current portion	(7,411)	(7,186)

Long-term debt, net	$242,557	$296,634

Amended and Restated Credit Agreement

Pursuant to an Amendment and Restatement Agreement dated as of November 8, 2012, the Company’s credit agreement dated as of June 30, 2010 (the “2010 Credit Agreement”) was amended and restated in its entirety (the “Amended and Restated Credit Agreement”). The 2010 Credit Agreement consisted of a four-year, $300.0 million term loan facility (the “Term Loan Facility”) maturing on June 30, 2014 and a three-year revolving credit facility of $175.0 million maturing on June 30, 2013 (the “Revolving Credit Facility”). Under the Amended and Restated Credit Agreement, certain existing lenders under the Revolving Credit Facility, holding an aggregate amount of commitments equal to $115.0 million, agreed that the maturity applicable to such commitments would be extended one year, to June 30, 2014.

The Company’s primary source of capital is its cash on hand, cash flow from operations and borrowings under its Revolving Credit Facility. The Revolving Credit Facility under the Amended and Restated Credit Agreement is available for letters of credit and for revolving loans and can be used for working capital and general corporate purposes. 100 percent of the Revolving Credit Facility can be used to obtain letters of credit; however, the Amended and Restated Credit Agreement includes a sublimit for any new revolver borrowings. This sublimit ranges from $48.0 million to $50.0 million as determined by reference to a formula, which permits new revolver borrowings only if the Company first makes voluntary prepayments and/or mandatory repayments or prepayments of revolver borrowings from the net proceeds of asset sales, equity issuances or other sources. However, if on or after March 31, 2013, the Company has received net proceeds from asset sales or equity issuances equal to or exceeding $90.0 million, the sublimit for revolver borrowings will be $50.0 million with an increase to $75.0 million after the close of any fiscal quarter in which its Maximum Total Leverage Ratio is 2.25 to 1.00 or less.

As of March 31, 2013, the Company had $45.4 million in outstanding revolver borrowings and $57.7 million in letters of credit outstanding, with $71.9 million remaining against its $175.0 million capacity

The interest rates on the Term Loan Facility and Revolving Credit Facility (both Eurocurrency rate loans) were 9.5 percent and 4.2 percent, respectively, as of March 31, 2013. The applicable margins for revolving loans under the Amended and Restated Credit Agreement remain unchanged through June 30, 2013. However, beginning on July 1, 2013 and continuing through the June 30, 2014 extended maturity date, the applicable margin on revolving Eurocurrency rate loans increases to 7.5 percent, and the applicable margin on revolving base rate loans increases to 6.5 percent, in each case irrespective of the then current Maximum Total Leverage Ratio.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Long-Term Debt (continued)

The table below sets forth the primary covenants in the Amended and Restated Credit Agreement and the status with respect to these covenants at March 31, 2013:

	Covenants Requirements(1)	Actual Ratios at March 31, 2013
Maximum Total Leverage Ratio(1) (debt divided by Consolidated EBITDA) should be less than:	3.25 to 1	2.89
Minimum Interest Coverage Ratio(2) (Consolidated EBITDA divided by consolidated interest expense as defined in the Amended and Restated Credit Agreement) should be equal to or greater than:	2.75 to 1	4.28

(1)	The Maximum Total Leverage Ratio decreases to 3.00 as of June 30, 2013 and 2.75 as of September 30, 2013.
(2)	The Minimum Interest Coverage Ratio increases to 3.00 as of December 31, 2013.

The Maximum Total Leverage Ratio requirement decreased to 3.25 to 1 as of March 31, 2013 from 4.00 to 1 at December 31, 2012. Depending on its financial performance, the Company may be required to request amendments, or waivers for the primary covenants, dispose of assets, or obtain refinancing in future periods. There can be no assurance that the Company will be able to obtain amendments or waivers, complete asset sales, or negotiate agreeable refinancing terms should it become needed.

The Amended and Restated Credit Agreement also includes customary affirmative and negative covenants, including:

•	Limitations on capital expenditures (greater of $70.0 million or 25 percent of EBITDA).

•	Limitations on indebtedness.

•	Limitations on liens.

•	Limitations on certain asset sales and dispositions.

•	Limitations on certain acquisitions and asset purchases if certain liquidity levels are not maintained.

A default under the Amended and Restated Credit Agreement may be triggered by events such as a failure to comply with financial covenants or other covenants or a failure to make payments when due under the Amended and Restated Credit Agreement; a failure to make payments when due in respect of, or a failure to perform obligations relating to, other debt obligations in excess of $15.0 million; a change of control of the Company; and certain insolvency proceedings. A default under the Amended and Restated Credit Agreement would permit the Administrative Agent, Crédit Agricole, and the lenders to terminate their commitment to make cash advances or issue letters of credit, require the immediate repayment of any outstanding cash advances with interest and require the cash collateralization of outstanding letter of credit obligations.

As of March 31, 2013, the Company was in compliance with all covenants under the Amended and Restated Credit Agreement.

Fair Value of Debt

The estimated fair value of the Company’s debt instruments as of March 31, 2013 and December 31, 2012 was as follows (in thousands):

	March 31, 2013	December 31, 2012
Term Loan Facility	$192,786	$192,752
Borrowings under Revolving Credit Facility	45,407	104,407
Capital lease obligations	3,219	3,598
Other obligations	16,396	11,628

Total fair value of debt instruments	$257,808	$312,385

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Long-Term Debt (continued)

The Term Loan Facility, revolver borrowings, capital lease obligations and other obligations are classified within Level 2 of the fair value hierarchy. The fair values of these instruments have been estimated using discounted cash flow analyses based on the Company’s incremental borrowing rate for similar borrowing arrangements. A significant increase or decrease in the inputs could result in a directionally opposite change in the fair value of these instruments.

7. Retirement Benefits

The Company has defined contribution plans that are funded by participating employee contributions and the Company. The Company matches employee contributions, up to a maximum of five percent of salary, in the form of cash. Company contributions for the three months ended March 31, 2013 and 2012 were $3.6 million and $1.9 million, respectively.

The Company is also subject to collective bargaining agreements with various unions. As a result, the Company participates with other companies in the unions’ multi-employer pension and other postretirement benefit plans. These plans cover all employees who are members of such unions. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multi-employer plan in the event of the employer’s withdrawal from, or upon termination of, such plan. The Company has no intention to withdraw from these plans. The plans do not maintain information on the net assets and actuarial present value of the plans’ unfunded vested benefits allocable to the Company, and the amounts, if any, for which the Company may be contingently liable, are not ascertainable at this time. Contributions to all union multi-employer pension and other postretirement plans by the Company for the three months ended March 31, 2013 and 2012 were $1.6 million and $1.6 million, respectively.

8. Income Taxes

The effective tax rate on continuing operations was a negative 28.97 percent and a negative 4.82 percent for the three months ended March 31, 2013 and March 31, 2012, respectively. Tax expense for discrete items for the three months ended March 31, 2013 was $0.6 million, which is primarily related to interest on uncertain tax positions for 2008 through 2013 and for Texas Margins Tax. The Company has not recorded the benefit of current year losses in the U.S. As of March 31, 2013, U.S. federal and state deferred tax assets continue to be covered by valuation allowances. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the impacts of reversing taxable temporary differences, future forecasted income and available tax planning strategies, when forecasting future taxable income and in evaluating whether deferred tax assets are more likely than not to be realized.

In April 2011, the Company discontinued its strategy of reinvesting foreign earnings in foreign operations. This change in strategy continues through the first quarter of 2013. The Company does not anticipate recording tax expense related to future repatriations of foreign earnings in the U.S.

The Company expects that the statute of limitations will expire on an uncertain tax position within the next twelve months. Assuming that the statute of limitations expires, the Company would release reserves in the amount of $1.7 million. During the first quarter of 2013, the Company reduced reserves in the amount of $0.5 million due to the sale of its operations in Oman.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Stockholders’ Equity

The information contained in this note pertains to continuing and discontinued operations.

Changes in Accumulated Other Comprehensive Income by Component

	March 31, 2013 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income
Balance December 31, 2012	$14,945	$(1,441)	$13,504
Other comprehensive loss before reclassifications	(1,133)	(27)	(1,160)
Amounts reclassified from accumulated other comprehensive income	132	255	387

Net current-period other comprehensive income (loss)	(1,001)	228	(773)

Balance March 31, 2013	$13,944	$(1,213)	$12,731

	March 31, 2012 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income
Balance December 31, 2011	$16,469	$(1,899)	$14,570
Other comprehensive loss before reclassifications	(1,004)	(181)	(1,185)
Amounts reclassified from accumulated other comprehensive income	—	64	64

Net current-period other comprehensive income (loss)	(1,004)	(117)	(1,121)

Balance March 31, 2012	$15,465	$(2,016)	$13,449

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Stockholders’ Equity (continued)

Reclassifications out of Accumulated Other Comprehensive Income

March 31, 2013 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$255	Interest expense, net

Total	$255

March 31, 2012 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$64	Interest expense, net

Total	$64

Stock-Based Compensation

The Company’s stock option activity and related information for the three months ended March 31, 2013 consist of the following:

	Shares	Weighted- Average Exercise Price
Outstanding, January 1, 2013	227,750	$15.28
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding, March 31, 2013	227,750	$15.28

Exercisable, March 31, 2013	227,750	$15.28

As of March 31, 2013, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $0.1 million. The weighted average remaining contractual term of outstanding options and exercisable options is 2.46 years and 2.46 years, respectively, at March 31, 2013. The total intrinsic value of options exercised was $0 and $0 during the three months ended March 31, 2013 and 2012, respectively. The total fair value of options vested during the three months ended March 31, 2013 and 2012 was $0 and $0, respectively.

The Company’s restricted stock and restricted stock units or rights (described collectively as restricted stock units or “RSUs”) activity and related information for the three months ended March 31, 2013 consist of the following:

	Shares	Weighted- Average Grant- Date Fair Value
Outstanding, January 1, 2013	1,221,977	$6.51
Granted	764,951	9.00
Vested	(365,612)	6.95
Forfeited	(27,650)	5.70

Outstanding, March 31, 2013	1,593,666	$7.59

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Stockholders’ Equity (continued)

The total fair value of RSUs vested during the three months ended March 31, 2013 and 2012 was $2.5 million and $3.6 million, respectively.

As of March 31, 2013, there was a total of $10.1 million of unrecognized compensation cost, net of estimated forfeitures, related to all non-vested share-based compensation arrangements granted under the Company’s stock ownership plans. That cost is expected to be recognized over a weighted-average period of 2.95 years.

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

Basic and diluted income (loss) per common share from continuing operations for the three months ended March 31, 2013 and 2012 are computed as follows (in thousands, except share and per share amounts):

	Three Months
	Ended March 31,
	2013	2012
Net loss from continuing operations attributable to Willbros Group, Inc. (numerator for basic calculation)	$(11,629)	$(21,150)
Add: Interest and debt issuance costs associated with convertible notes	—	—

Net loss from continuing operations applicable to common shares (numerator for diluted calculation)	$(11,629)	$(21,150)

Weighted average number of common shares outstanding for basic income (loss) per share	48,307,330	47,781,396
Weighted average number of potentially dilutive common shares outstanding	—	—

Weighted average number of common shares outstanding for diluted income (loss) per share	48,307,330	47,781,396

Loss per common share from continuing operations:
Basic	$(0.24)	$(0.44)

Diluted	$(0.24)	$(0.44)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Income (Loss) Per Share (continued)

The Company has excluded shares potentially issuable under the terms of use of the securities listed below from the computation of diluted income (loss) per share, as the effect would be anti-dilutive:

	Three Months
	Ended March 31,
	2013	2012
6.5% Senior Convertible Notes	—	1,825,587
Stock options	227,750	227,750
Restricted stock and restricted stock rights	529,150	166,836

	756,900	2,220,173

11. Segment Information

The Company’s segments are comprised of strategic businesses that are defined by the industries or geographic regions they serve. Each is managed as an operation with well-established strategic directions and performance requirements.

In January 2013, the Company implemented a change to its operational and organizational structure in order to emphasize its commitment to its engineering, procurement and integrity services and to align its business interests to better reflect market conditions. As a result, the Company created a new and fourth segment, Professional Services. Professional Services, together with Oil & Gas, Utility T&D and Canada represent the Company’s organizational structure for which its operating results will be reported. Previously reported periods have been recast to conform to this new structure.

Management evaluates the performance of each operating segment based on operating income. To support the segments, the Company has a focused corporate operation led by the executive management team, which, in addition to oversight and leadership, provides general, administrative and financing functions for the organization. The costs to provide these services are allocated, as are certain other corporate costs, to the four operating segments.

The following tables reflect the Company’s operations by reportable segment for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31, 2013
	Oil & Gas	Utility T&D	Professional Services	Canada	Eliminations	Consolidated
Contract revenue	$184,984	$113,204	$78,465	$111,995	$(1,289)	$487,359
Operating expenses	199,555	111,311	77,852	101,488	(1,289)	488,917

Operating income (loss)	$(14,571)	$1,893	$613	$10,507	$—	(1,558)

Other expense						(7,459)
Provision for income taxes						2,612

Loss from continuing operations						(11,629)
Income from discontinued operations net of provision for income taxes						15,821

Net income						4,192
Less: Income attributable to noncontrolling interest						—

Net income attributable to Willbros Group, Inc.						$4,192

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Segment Information (continued)

	Three Months Ended March 31, 2012
	Oil & Gas	Utility T&D	Professional Services	Canada	Eliminations	Consolidated
Contract revenue	$148,705	$108,310	$83,573	$33,969	$(851)	$373,706
Operating expenses	151,391	111,873	83,993	37,020	(851)	383,426

Operating loss	$(2,686)	$(3,563)	$(420)	$(3,051)	$—	(9,720)

Other expense						(10,457)
Provision for income taxes						973

Loss from continuing operations						(21,150)
Income from discontinued operations net of benefit for income taxes						770

Net loss						(20,380)
Less: Income attributable to noncontrolling interest						(344)

Net loss attributable to Willbros Group, Inc.						$(20,724)

Total assets by segment as of March 31, 2013 and December 31, 2012 are presented below (in thousands):

	March 31, 2013	December 31, 2012
Oil & Gas	$282,510	$329,198
Utility T&D	262,859	279,480
Professional Services	94,916	88,133
Canada	141,868	103,157
Corporate	50,685	87,338

Total assets, continuing operations	$832,838	$887,306

12. Contingencies, Commitments and Other Circumstances

Contingencies

Central Maine Power

On April 23, 2013, Hawkeye, LLC (“Hawkeye”), a subsidiary of the Company, filed suit in U.S. District Court for the District of Maine against Central Maine Power Company (“CMP”) in connection with a project currently being performed by Hawkeye to install transmission lines and perform construction services for CMP, for the project generally known as the Transmission Line Construction of the Southern Loop and Southern Connector portion of the Maine Power Reliability Program (the “Project”). The suit alleges that Hawkeye is owed damages estimated by Hawkeye to be at least $43.0 million plus interest, costs, and attorney’s fees. Hawkeye continues to perform the Project. As of March 31, 2013, the Company has outstanding receivables related to the Project of $0.8 million and unapproved change orders for additional work of $25.9 million which have not been billed or recognized as income. It is the Company’s policy not to recognize revenue or income on change orders or claims until they have been approved. While the Company believes Hawkeye is entitled to meaningful relief, we can make no assurances as to the outcome of the litigation.

Silver Eagle

After receiving a payment of $3.5 million in February 2013, Construction and Turnaround Services, LLC (“CTS”) a subsidiary of the Company, has uncollected invoices totaling $2.0 million from Silver Eagle Refining, Inc. (“Silver Eagle”) on a construction and engineering support contract entered into in January 2011. The contract is cost-reimbursable, with labor hours being reimbursable at agreed rates and subcontractor and material costs being reimbursable at cost plus agreed markups.

On August 26, 2011, CTS filed a mechanic’s lien on Silver Eagle’s refinery for the full amount of its claim and further, on August 31, 2011, filed an arbitration action against Silver Eagle. Subsequently, CTS filed an action in Utah State Court to foreclose on its mechanic lien. This action is stayed until the arbitration proceedings are completed.

A three-party arbitration panel began a two-part hearing on the dispute in March 2013. Part One has concluded and Part Two is scheduled to occur in May 2013.

The Company believes that its performance of the project fully conforms to all contractual requirements and that the arbitration proceedings will result in an award in CTS’ favor for the full amount of the outstanding invoices. The Company further believes that any collection risk is mitigated by its lien rights. Accordingly, at March 31, 2013, the Company has not recorded an allowance for doubtful accounts against the outstanding receivable.

Other

In addition to the matters discussed above, the Company is party to a number of other legal proceedings. Management believes that the nature and number of these proceedings are typical for a firm of similar size engaged in a similar type of business and that none of these proceedings is material to its consolidated results of operations, financial position or cash flows.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. Contingencies, Commitments and Other Circumstances (continued)

Commitments

From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds and financial guarantees. Contracts with the Company’s customers may require the Company to secure letters of credit or surety bonds with regard to the Company’s performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or surety bonds in lieu of contract retention provisions, where the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At March 31, 2013, the Company had approximately $57.7 million of outstanding letters of credit, all of which related to continuing operations. This amount represents the maximum amount of payments the Company could be required to make if these letters of credit are drawn upon. Additionally, the Company issues surety bonds customarily required by commercial terms on construction projects. At March 31, 2013, the Company had bonds outstanding, primarily performance bonds, with a face value at $513.7 million related to continuing operations. This amount represents the bond penalty amount of future payments the Company could be required to make if the Company fails to perform its obligations under such contracts. The performance bonds do not have a stated expiration date; rather, each is released when the contract is accepted by the owner. The Company’s maximum exposure as it relates to the value of the bonds outstanding is lowered on each bonded project as the cost to complete is reduced. As of March 31, 2013, no liability has been recognized for letters of credit or surety bonds.

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

See Note 14 — Discontinuance of Operations, Held for Sale Operations and Asset Disposals for discussion of commitments and contingencies associated with Discontinued Operations.

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

The Company financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, notes payable, long-term debt and interest rate contracts. The fair value estimates of the Company’s financial instruments have been determined using available market information and appropriate valuation methodologies.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Fair Value Measurements (continued)

Financial Instruments Measured at Fair Value on a Recurring Basis

The Company measures certain financial instruments at fair value on a recurring basis. The fair value of these financial instruments (in thousands) was determined using the following inputs as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$1,213	$—	$1,213	$—

	December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$1,441	$—	$1,441	$—

Hedging Arrangements

The Company attempts to negotiate contracts that provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at March 31, 2013 or December 31, 2012.

Interest Rate Swaps

The Company is subject to hedging arrangements to fix or otherwise limit the interest cost of the variable interest rate borrowings. The Company is subject to interest rate risk on its debt and investment of cash and cash equivalents arising in the normal course of business. The Company does not engage in speculative trading strategies.

The Company currently has two interest rate swap agreements outstanding for a total notional amount of $150.0 million in order to hedge changes in the variable rate interest expense on $150.0 million of its existing Term Loan Facility and the Revolving Credit Facility LIBOR indexed debt. Under each swap agreement, the Company receives interest at a rate based on the maximum of either three-month LIBOR or 2 percent and pays interest at a fixed rate of 2.68 percent through June 30, 2014. The swap agreements are designated and qualify as cash flow hedging instruments, with the effective portion of the swaps’ change in fair value recorded in Other Comprehensive Income (“OCI”). The interest rate swaps are deemed to be highly effective hedges, and resulted in an immaterial amount recorded for hedge ineffectiveness in the Condensed Consolidated Statements of Operations. Amounts in OCI are reported in interest expense when the hedged interest payments on the underlying debt are recognized. The carrying amount and fair value of the swap agreements are equivalent since the Company accounts for these instruments at fair value. The value of the Company’s swap agreements are derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. For validation purposes, the swap valuations are periodically compared to those produced by swap counterparties. Amounts of OCI relating to the interest rate swaps expected to be recognized in interest expense in the coming 12 months totaled $1.0 million.

Interest Rate Caps

In September 2010, the Company entered into two interest rate cap agreements for notional amounts of $75.0 million each in order to limit its exposure to an increase of the interest rate above 3 percent, effective September 28, 2010 through March 28, 2012. Total premiums of $0.1 million were paid for the interest rate cap agreements. Through June 1, 2011, the cap agreements were designated and qualified as cash flow hedging

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Fair Value Measurements (continued)

instruments, with the effective portion of the caps’ change in fair value recorded in OCI. Amounts in OCI and the premiums paid for the caps were reported in interest expense as the hedged interest payments on the underlying debt were recognized during the period when the caps were designated as cash flow hedges. Through June 1, 2011, the interest rate caps were deemed to be highly effective, resulting in an immaterial amount of hedge ineffectiveness recorded. On June 1, 2011, the caps were de-designated due the interest rate being fixed on the underlying debt through the remaining term of the caps; changes in the value of the caps subsequent to that date were reported in earnings. The amount reported in earnings for the undesignated interest rate caps for the three months ended March 31, 2013 and 2012 is immaterial. The fair value of the interest rate cap agreements identified below (in thousands) was determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates.

	Liability Derivatives
	March 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts- swaps	Other current liabilities	$920	Other current liabilities	$927
Interest rate contracts- swaps	Other long-term liabilities	293	Other long-term liabilities	514

Total derivatives		$1,213		$1,441

For the Three Months Ended March 31,
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2013	2012		2013	2012
Interest rate contracts	$(27)	$(181)	Interest expense, net	$255	$64

Total	$(27)	$(181)		$255	$64

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

Nigeria Assets and Nigeria-Based Operations

Share Purchase Agreement, Litigation and Settlement

On March 29, 2012, the Company and Willbros Global Holdings, Inc., formerly known as Willbros Group, Inc., a Panama corporation (“WGHI”), which is now a subsidiary of the Company, entered into a settlement agreement (the “Settlement Agreement”) with West African Gas Pipeline Company Limited (“WAPCo”) to settle a lawsuit filed against WGHI by WAPCo in 2010 under English law in the London High Court in which WAPCo was seeking $273.7 million plus costs and interest. The lawsuit was based upon a parent company guarantee issued by WGHI to WAPCo in connection with a Nigerian project undertaken by a WGHI subsidiary that was later sold to a third party. WAPCo alleged that the third party defaulted in the performance of the project and thereafter brought the lawsuit against WGHI under the parent company guarantee for its claimed losses.

The Settlement Agreement provides that WGHI must make payments to WAPCo totaling $55.5 million of which $14.0 million was paid in 2012. Of the remaining $41.5 million due to WAPCo, $5.0 million is due in 2013, $3.8 million is due at the end of the second quarter of 2014 and $32.7 million is due at the end of the fourth quarter of 2014.

WGI and WGHI are jointly and severally liable for payment of the amount due to WAPCo under the Settlement Agreement. WGHI and WGI are subject to a penalty rate of interest and collection efforts in the London court in the event they fail to meet any of the payments required by the Settlement Agreement.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14. Discontinuance of Operations, Held for Sale Operations and Asset Disposals (continued)

The Company currently has no employees working in Nigeria and does not intend to return to Nigeria.

Business Disposals

In the first quarter of 2013 the Company sold all of its shares of capital in Willbros Middle East Limited, which held the Company’s operations in Oman. The Company received total compensation of $38.9 million in cash and $2.4 million in the form of an escrow deposit from the buyer. As a result of this transaction, the Company recorded a gain on sale of $23.6 million included in the line item “Income from discontinued operations net of provision (benefit) for income taxes on the Consolidated Statement of Operations.

Results of Discontinued Operations

The major classes of revenue and income (losses) with respect to the Discontinued Operations are as follows (in thousands):

	Three Months Ended March 31, 2013
	Canada	Hawkeye	Oman	WAPCo / Other	Total
Revenue	$—	$21,436	$—	$—	$21,436
Operating income (loss)	(11)	(7,908)	23,639	(118)	15,602
Pre-tax income (loss)	(11)	(7,814)	23,639	7	15,821
Provision for taxes	—	—	—	—	—

Net income (loss)	(11)	(7,814)	23,639	7	15,821

	Three Months Ended March 31, 2012
	Canada	Hawkeye	Oman	WAPCo / Other	Total
Revenue	$29,029	$24,729	$20,655	$—	$74,413
Operating income (loss)	3,381	(3,661)	2,769	(1,052)	1,437
Pre-tax income (loss)	4,533	(3,674)	2,824	(1,052)	2,631
Provision for taxes	1,182	—	679	—	1,861

Net income (loss)	3,351	(3,674)	2,145	(1,052)	770

Condensed balance sheets with respect to the Discontinued Operations are as follows (in thousands):

	March 31, 2013
	Hawkeye	Oman	WAPCo	Total
Accounts receivable, net	$33,016	$—	$—	$33,016
Contract cost and recognized income not yet billed	6,555	—	—	6,555
Property, plant and equipment, net	7,045	—	—	7,045
Intangible assets, net	5,135	—	—	5,135
Other	3,579	—	—	3,579

Total assets	55,330	—	—	55,330
Accounts payable and accrued liabilities	$14,931	$—	$—	$14,931
Settlement obligations	—	—	41,500	41,500
Other	722	—	—	722

Total liabilities	15,653	—	41,500	57,153
Net assets (liabilities) of discontinued operations	39,677	—	(41,500)	(1,823)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2012
	Hawkeye	Oman	WAPCo	Total
Cash and cash equivalents	$—	$5,602	$—	$5,602
Accounts receivable, net	39,825	13,697	—	53,522
Contract cost and recognized income not yet billed	6,327	524	—	6,851
Property, plant and equipment, net	6,683	4,339	—	11,022
Intangible assets, net	5,135	—	—	5,135
Other	4,834	3,974	—	8,808

Total assets	62,804	28,136	—	90,940
Accounts payable and accrued liabilities	$14,303	$9,438	$—	$23,741
Settlement Obligations	—	—	41,500	41,500
Other	1,081	1,352	—	2,433

Total liabilities	15,384	10,790	41,500	67,674
Net assets (liabilities) of discontinued operations	47,420	17,346	(41,500)	23,266

15. Condensed Consolidating Guarantor Financial Statements

Willbros Group, Inc. (the “Parent”) and its 100 percent owned U.S. subsidiaries (the “Guarantors”) may fully and unconditionally guarantee, on a joint and several basis, the obligations of the Company under debt securities that it may issue pursuant to a universal shelf registration statement on Form S-3 filed by the Company with the SEC. There are currently no restrictions on the ability of the Guarantors to transfer funds to the Parent in the form of cash dividends or advances. Condensed consolidating financial information for a) the Parent, b) the Guarantors and c) all other direct and indirect subsidiaries (the “Non-Guarantors”) as of March 31, 2013 and December 31, 2012 and for each of the three months ended March 31, 2013 and 2012 follows (in thousands).

The Company revised its condensed consolidating statement of cash flows for the three months ended March 31, 2012 to correct the form and content of the condensed presentation in accordance with S-X Rule 3-10 and Rule 10-01. The revision was made to show individual cash changes from investing and financing activities within the condensed consolidating statement of cash flows. This revision did not impact the previously reported total amounts for investing and financing activities within the parent, guarantor and non-guarantor columns and did not impact the Condensed Consolidated Financial Statements.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15. Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2013
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,843	$5,318	$2,537	$—	$9,698
Accounts receivable, net	371	274,821	123,153	—	398,345
Contract cost and recognized income not yet billed	—	60,480	11,283	—	71,763
Prepaid expenses and other assets	2,465	15,843	1,036	—	19,344
Parts and supplies inventories	—	4,837	1,124	—	5,961
Deferred income taxes	6,987	16,894	4,846	(20,486)	8,241
Assets held for sale	—	56,351	—	—	56,351
Receivables from affiliated companies	82,052	48,120	—	(130,172)	—

Total current assets	93,718	482,664	143,979	(150,658)	569,703
Property, plant and equipment, net	—	113,941	6,016	—	119,957
Deferred income taxes	99,098	—	631	(99,729)	—
Other intangible assets, net	—	154,354	—	—	154,354
Investment in subsidiaries	35,206	—	—	(35,206)	—
Other assets	—	42,988	1,166	—	44,154

Total assets	$228,022	$793,947	$151,792	$(285,593)	$888,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$—	$237,877	$52,447	$—	$290,324
Contract billings in excess of cost and recognized income	—	21,606	64	—	21,670
Current portion of capital lease obligations	—	1,182	—	—	1,182
Notes payable and current portion of long-term debt	—	6,229	—	—	6,229
Current portion of settlement obligation of discontinued operations	—	—	5,000	—	5,000
Accrued income taxes	18,598	—	6,575	(20,486)	4,687
Liabilities held for sale	—	15,653	—	—	15,653
Other current liabilities	—	—	7,552	—	7,552
Payables to affiliated companies	—	—	130,172	(130,172)	—

Total current liabilities	18,598	282,547	201,810	(150,658)	352,297
Long-term debt	—	240,520	—	—	240,520
Capital lease obligations	—	2,037	—	—	2,037
Long-term portion of settlement obligation of discontinued operations	—	—	36,500	—	36,500
Long-term liabilities for unrecognized tax benefits	1,981	—	2,980	—	4,961
Deferred income taxes	—	105,058	1,003	(99,729)	6,332
Other long-term liabilities	—	34,028	4,050	—	38,078

Total liabilities	20,579	664,190	246,343	(250,387)	680,725
Stockholders’ equity:
Total stockholders’ equity	207,443	129,757	(94,551)	(35,206)	207,443

Total liabilities and stockholders’ equity	$228,022	$793,947	$151,792	$(285,593)	$888,168

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15. Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$24,875	$13,984	$9,919	$—	$48,778
Accounts receivable, net	—	307,273	73,297	—	380,570
Contract cost and recognized income not yet billed	—	74,958	14,700	—	89,658
Prepaid expenses and other assets	2,504	27,665	1,346	—	31,515
Parts and supplies inventories	—	4,130	1,134	—	5,264
Deferred income taxes	3,592	16,312	10,368	(19,904)	10,368
Assets held for sale	—	62,804	28,136	—	90,940
Receivables from affiliated companies	80,871	51,486	—	(132,357)	—

Total current assets	111,842	558,612	138,900	(152,261)	657,093
Property, plant and equipment, net	—	117,204	6,781	—	123,985
Deferred income taxes	102,493	—	113	(102,493)	113
Other intangible assets, net	—	158,062	—	—	158,062
Investment in subsidiaries	12,231	—	—	(12,231)	—
Other assets	—	37,844	1,149	—	38,993

Total assets	$226,566	$871,722	$146,943	$(266,985)	$978,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$149	$249,228	$46,130	$—	$295,507
Contract billings in excess of cost and recognized income	—	33,332	2,911	—	36,243
Current portion of capital lease obligations	—	1,317	—	—	1,317
Notes payable and current portion of long-term debt	—	5,869	—	—	5,869
Current portion of settlement obligation of discontinued operations	—	—	5,000	—	5,000
Accrued income taxes	18,127	—	10,164	(19,904)	8,387
Liabilities held for sale	—	15,384	10,790	—	26,174
Other current liabilities	—	2,804	5,280	—	8,084
Payables to affiliated companies	—	—	132,357	(132,357)	—

Total current liabilities	18,276	307,934	212,632	(152,261)	386,581
Long-term debt	—	294,353	—	—	294,353
Capital lease obligations	—	2,281	—	—	2,281
Long-term portion of settlement obligation of discontinued operations	—	—	36,500	—	36,500
Contingent earnout	—	—	—	—	—
Long-term liabilities for unrecognized tax benefits	1,957	—	2,999	—	4,956
Deferred income taxes	—	105,058	6,059	(102,493)	8,624
Other long-term liabilities	—	34,402	4,216	—	38,618

Total liabilities	20,233	744,028	262,406	(254,754)	771,913
Stockholders’ equity:
Total stockholders’ equity	206,333	127,694	(115,463)	(12,231)	206,333

Total liabilities and stockholders’ equity	$226,566	$871,722	$146,943	$(266,985)	$978,246

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15. Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2013
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Contract revenue	$—	$371,522	$115,837	$—	$487,359
Operating expenses:
Contract	—	348,785	98,732	—	447,517
Amortization of intangibles	—	3,762	—	—	3,762
General and administrative	842	33,099	3,697	—	37,638

Operating income (loss)	(842)	(14,124)	13,408	—	(1,558)
Other income (expense):
Equity (loss) in earnings of consolidated subsidiaries	5,346	—	—	(5,346)	—
Interest expense, net	87	(7,768)	(9)	—	(7,690)
Loss on early extinguishment of debt	—	—	—	—	—
Other, net	125	54	52	—	231

Income (loss) from continuing operations before income taxes	4,716	(21,838)	13,451	(5,346)	(9,017)
Provision for income taxes	524	—	2,088	—	2,612

Income (loss) from continuing operations	4,192	(21,838)	11,363	(5,346)	(11,629)
Income (loss) from discontinued operations net of provision (benefit) for income taxes	—	(7,814)	23,635	—	15,821

Net income (loss)	4,192	(29,652)	34,998	(5,346)	4,192
Less: Income attributable to noncontrolling interest	—	—	—	—	—

Net income (loss) attributable to Willbros Group, Inc.	$4,192	$(29,652)	$34,998	$(5,346)	$4,192

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15. Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Contract revenue	$—	$338,491	$35,311	$(96)	$373,706
Operating expenses:
Contract	—	308,729	33,447	(96)	342,080
Amortization of intangibles	—	3,777	—	—	3,777
General and administrative	6,846	25,449	5,274	—	37,569

Operating income (loss)	(6,846)	536	(3,410)	—	(9,720)
Other income (expense):
Equity in loss of consolidated subsidiaries	(4,008)	—	(344)	4,352	—
Interest expense, net	(564)	(7,349)	36	—	(7,877)
Loss on early extinguishment of debt	—	(2,256)	—	—	(2,256)
Other, net	—	150	(474)	—	(324)

Income (loss) from continuing operations before income taxes	(11,418)	(8,919)	(4,192)	4,352	(20,177)
Provision (benefit) for income taxes	9,306	(7,957)	(376)	—	973

Income (loss) from continuing operations	(20,724)	(962)	(3,816)	4,352	(21,150)
Income (loss) from discontinued operations net of provision (benefit) for income taxes	—	(3,674)	4,444	—	770

Net income (loss)	(20,724)	(4,636)	628	4,352	(20,380)
Less: Income attributable to noncontrolling interest	—	—	—	(344)	(344)

Net income (loss) attributable to Willbros Group, Inc.	$(20,724)	$(4,636)	$628	$4,008	$(20,724)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

15. Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

	Three Months Ended March 31, 2013
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income (loss)	$4,192	$(29,652)	$34,998	$(5,346)	$4,192
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(1,001)	—	(1,001)	1,001	(1,001)
Changes in derivative financial instruments	—	228	—	—	228

Total other comprehensive income (loss), net of tax	(1,001)	228	(1,001)	1,001	(773)

Total comprehensive income (loss)	3,191	(29,424)	33,997	(4,345)	3,419
Less: comprehensive income attributable to noncontrolling interest	—	—	—	—	—

Total comprehensive income (loss) attributable to Willbros Group, Inc.	$3,191	$(29,424)	$33,997	$(4,345)	$3,419

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15. Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

	Three Months Ended March 31, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net income (loss)	$(20,724)	$(4,636)	$628	$4,352	$(20,380)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(1,004)	—	(1,004)	1,004	(1,004)
Changes in derivative financial instruments	—	(117)	—	—	(117)

Total other comprehensive income (loss), net of tax	(1,004)	(117)	(1,004)	1,004	(1,121)

Total comprehensive income (loss)	(21,728)	(4,753)	(376)	5,356	(21,501)
Less: comprehensive income attributable to noncontrolling interest	—	—	—	(344)	(344)

Total comprehensive income (loss) attributable to Willbros Group, Inc.	$(21,728)	$(4,753)	$(376)	$5,012	$(21,845)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15. Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Cash flows from operating activities of continuing operations	$(58,378)	$51,213	$(7,429)	$—	$(14,594)
Cash flows from operating activities of discontinued operations	—	(1,768)	(5,925)	—	(7,693)

Net cash from operating activities	(58,378)	49,445	(13,354)	—	(22,287)
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	—	87	711	—	798
Proceeds from sale of subsidiary	38,900	—	—	—	38,900
Purchase of property, plant and equipment	—	(2,533)	(113)	—	(2,646)

Cash flows from investing activities of continuing operations	38,900	(2,446)	598	—	37,052
Cash flows from investing activities of discontinued operations	—	(235)	—	—	(235)

Net cash from investing activities	38,900	(2,681)	598	—	36,817
Cash flows from financing activities:
Proceeds from revolver and notes payable	—	5,722	—	—	5,722
Payments on capital leases	—	(379)	—	—	(379)
Payments of revolver and notes payable	—	(59,413)	—	—	(59,413)
Cost of debt issues	—	(1,274)	—	—	(1,274)
Payments to reacquire common stock	(454)	—	—	—	(454)
Payments to noncontrolling interest owners	(3,100)	—	—	—	(3,100)

Cash flows from financing activities of continuing operations	(3,554)	(55,344)	—	—	(58,898)
Cash flows from financing activities of discontinued operations	—	(86)	—	—	(86)

Net cash from financing activities	(3,554)	(55,430)	—	—	(58,984)
Effect of exchange rate changes on cash and cash equivalents	—	—	(228)	—	(228)

Net decrease in cash and cash equivalents	(23,032)	(8,666)	(12,984)	—	(44,682)
Cash and cash equivalents of continuing operations at beginning of period (12/31/12)	24,875	13,984	9,919	—	48,778
Cash and cash equivalents of discontinued operations at beginning of period (12/31/12)	—	—	5,602	—	5,602

Cash and cash equivalents at beginning of period (12/31/12)	24,875	13,984	15,521	—	54,380
Cash and cash equivalents at end of period (3/31/13)	1,843	5,318	2,537	—	9,698
Less: cash and cash equivalents of discontinued operations at end of period (3/31/13)	—	—	—	—	—

Cash and cash equivalents of continuing operations at end of period (3/31/13)	$1,843	$5,318	$2,537	$—	$9,698

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15. Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Cash flows from operating activities of continuing operations	$5,700	$1,558	$2,026	$—	$9,284
Cash flows from operating activities of discontinued operations	—	9,812	(11,543)	—	(1,731)

Net cash from operating activities	5,700	11,370	(9,517)	—	7,553
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	—	1,096	6,531	—	7,627
Purchase of property, plant and equipment	—	(1,537)	(1,730)	—	(3,267)

Cash flows from investing activities of continuing operations	—	(441)	4,801	—	4,360
Cash flows from investing activities of discontinued operations	—	(167)	8,244	—	8,077

Net cash from investing activities	—	(608)	13,045	—	12,437
Cash flows from financing activities:
Proceeds from revolver and notes payable	—	25,000	—	—	25,000
Payments on capital leases	—	(668)	—	—	(668)
Payments of revolver and notes payable	—	(26,404)	—	—	(26,404)
Payments on term loan facility	—	(30,000)	—	—	(30,000)
Payments to reacquire common stock	(426)	—	—	—	(426)
Dividend distribution to noncontrolling interest	—	—	(265)	—	(265)

Cash flows from financing activities of continuing operations	(426)	(32,072)	(265)	—	(32,763)
Cash flows from financing activities of discontinued operations	—	(240)	—	—	(240)

Net cash from financing activities	(426)	(32,312)	(265)	—	(33,003)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,470)	—	(1,470)

Net increase (decrease) in cash and cash equivalents	5,274	(21,550)	1,793	—	(14,483)
Cash and cash equivalents of continuing operations at beginning of period (12/31/11)	188	27,885	24,786	—	52,859
Cash and cash equivalents of discontinued operations at beginning of period (12/31/11)	—	—	10,586	—	10,586

Cash and cash equivalents at beginning of period (12/31/11)	188	27,885	35,372	—	63,445
Cash and cash equivalents at end of period (3/31/12)	5,462	6,335	37,165	—	48,962
Less: cash and cash equivalents of discontinued operations at end of period (3/31/12)	—	—	(6,592)	—	(6,592)

Cash and cash equivalents of continuing operations at end of period (3/31/12)	$5,462	$6,335	$30,573	$—	$42,370

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2013 and 2012, included in Item 1 of Part I of this Form 10-Q, and the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

OVERVIEW

Willbros is a specialty energy infrastructure contractor serving the oil, gas, refinery, petrochemical and power industries. Our offerings include engineering, procurement and construction (either individually or as an integrated “EPC” service offering), turnarounds, maintenance facilities development and operations services.

First Quarter of 2013

In the first quarter of 2013, we reported contract revenue of $487.4 million which was an increase of over 30 percent from the first quarter of 2012 primarily due to growth within our Oil & Gas and Canada segments. Our operating loss of $1.6 million during the first quarter of 2013 was an improvement of $8.1 million from our reported operating loss of $9.7 million in the first quarter last year. First quarter of 2013 results were impacted by severe weather conditions in the lower 48 states in comparison to the unusually warm winter previously experienced in the first quarter of 2012. Management actions to address underperforming lines of service is progressing well and delivering results. Financial results over the past two quarters within our Canada segment demonstrate our commitment and ability to improve performance throughout the Company. We expect to replicate this success by hiring additional management talent, strengthening our project management capabilities and expanding our training programs. Our primary objective for 2013 remains improvement of operating results, cash flow and margins.

We have added a fourth segment, Professional Services, which reports directly to our Chief Operating Officer. The successful expansion of our Professional Services operations has created the critical mass to warrant management oversight as a separate segment. The segment provides engineering, procurement, project management, integrity and field services to the oil and gas and electric utility industries. The Professional Services segment has significant growth potential with opportunities for upstream, midstream and downstream engineering services. It is also well positioned to be a full service provider in the emerging integrity market.

Contract revenue generated by our Professional Services segment marginally declined during the first quarter of 2013 due to lower volumes of EPC projects in backlog. Operating income for the quarter was an improvement relative to the first quarter of 2012 due to strong performance in our engineering services. Our utility line locating, stray voltage and gas leak detection services benefited from storm work in the Northeast. Investments in geographic expansion of this and other integrity services partially offset operating results in the first quarter.

Contract revenue generated by our Oil and Gas segment continued to increase primarily driven by growth in our regional delivery services, which has reached an annualized contract revenue run rate in excess of $350.0 million. Regional delivery services remains a focal point in 2013 as management is committed to improve the oversight, systems and operating performance in these markets. Operating losses incurred in our regional delivery markets more than offset the positive performance of our pipelines and facilities services.

Our Utility T&D segment continues to improve its operating results by benefitting from increased profitability in our electric transmission and distribution and construction and maintenance services in Texas. Losses incurred in the Midwest due to inclement weather negatively impacted the first quarter of 2013 results.

Our Canada segment continues to benefit from its new business model which focuses on the oil sands mine sites and in situ extraction developments. Contract revenue and operating income improved significantly through our project and specialty services, the completion of certain infrastructure replacement construction projects and through the strengthening of our project management capabilities.

Looking Forward

We are positioned to address significant growth markets in North America and expect increased opportunities for our Professional Services, Oil & Gas, Utility T&D and Canada segments. We continue to focus our management actions on risk identification and mitigation, and on lines of service which are underperforming, with the objective of generating improved operating results, cash flow and margins. Despite inclement weather negatively impacting our first quarter results, we clearly have lines of service that did not perform to our expectations. We are taking actions to remediate or exit these lines of service.

Our Professional Services segment continues to see benefit from low natural gas prices, which have sparked renewed interest and investment in the petrochemical industry and from the new domestic crude supplies, which require more transportation and terminal infrastructure. Both gas and liquids are driving increased opportunities for our engineering businesses. Infrastructure safety and reliability issues nationwide, including the proposed pipeline integrity regulations, present significant opportunities for our engineering, program management, field services and physical remediation capabilities.

Our Oil & Gas segment continues to have growth opportunities driven by the high level of investment in the liquids-rich shale plays and the market for cross-country pipelines has improved as abundant natural gas liquids are transported to refining and petrochemical facilities distant from new producing areas. The ramp up in domestic liquids production has created demand for large gathering systems development, new lateral lines and mainline crude transportation systems as well as production and processing facilities, including pump stations, metering, tanks and terminals. Downstream project opportunities now include new small capital projects in both refining and petrochemical facilities. Midcontinent liquids production and consequent refining activity have improved the outlook for turnaround projects in our historical customer base in the heartland of the United States.

Our Utility T&D segment continues to improve its operating performance in Texas and the Mid-Atlantic markets. Competitive Renewable Energy Zone work in Texas will continue to anchor activity in this segment through 2013. We have now booked work outside our alliance agreement, and we anticipate this new backlog will deliver higher operating margins commensurate with the national market. We intend to expand our presence and to provide our services to the markets between the Mid-Atlantic and Texas.

Our Canada segment has transitioned to a business model focused on the oil sands mine sites and in situ extraction developments. We believe the oil sands market offers us long-term recurring services opportunities to provide maintenance, fabrication, and capital project engineering and construction. We have added additional quality backlog and will continue to expand our smaller business units with the same discipline we have applied to our primary business units, which provide construction, maintenance and specialty services.

We intend to remain focused on actions underway throughout 2013, namely, reducing debt; promoting a cultural acceptance of Safety as an undeniable value; and sharp focus on the end markets we serve in North America: the Canadian oil sands; the development of liquids-rich hydrocarbon sources; the expansion of the electric transmission grid; and the emerging integrity market. We will continue to advance our strategy of increasing revenue from recurring services to mitigate the seasonality of our business. We will continue to analyze the performance of our business units relative to our peers and take actions to improve operating margins or exit the businesses which do not meet our objectives. We expect these actions to drive incremental improvement in all our businesses and markets in 2013.

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

A reconciliation of Adjusted EBITDA from continuing operations to U.S. GAAP financial information follows (in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012
Loss from continuing operations attributable to Willbros Group, Inc.	$(11,629)	$(21,150)
Interest expense, net	7,690	7,877
Provision for income taxes	2,612	973
Depreciation and amortization	11,070	11,877
Loss on early extinguishment of debt	—	2,256
Stock based compensation	821	2,084
Restructuring and reorganization costs	96	102
(Gain) loss on disposal of property and equipment	(1,100)	195
DOJ monitor cost	—	1,586

Adjusted EBITDA from continuing operations	$9,560	$5,800

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

Backlog broadly consists of anticipated revenue from the uncompleted portions of existing contracts and contracts whose award is reasonably assured. Our backlog presentation reflects not only the 12-month lump sum and work under a Master Service Agreement (“MSA”); but also, the full-term value of work under contract, including MSA work, as we believe that this information is helpful in providing additional long-term visibility. We determine the amount of backlog for work under ongoing MSA maintenance and construction contracts by using recurring historical trends inherent in the MSAs, factoring in seasonal demand and projecting customer needs based upon ongoing communications with the customer. We also include in backlog our share of work to be performed under contracts signed by joint ventures in which we have an ownership interest.

The following tables (in thousands) show our backlog from continuing operations by operating segment and geographic location as of March 31, 2013 and December 31, 2012:

	March 31, 2013				December 31, 2012
	12 Month	Percent	Total	Percent	12 Month	Percent	Total	Percent
Oil & Gas	$202,637	23.0%	$212,358	10.6%	$290,500	28.8%	$293,495	14.0%
Utility T&D	337,992	38.4%	1,169,806	58.3%	393,318	38.9%	1,257,403	59.9%
Professional Services	156,387	17.8%	228,134	11.4%	146,120	14.4%	197,752	9.4%
Canada	183,005	20.8%	395,804	19.7%	180,427	17.9%	349,520	16.7%

Total Backlog	$880,021	100.0%	$2,006,102	100.0%	$1,010,365	100.0%	$2,098,170	100.0%

	March 31, 2013		December 31, 2012
	Total	Percent	Total	Percent
Total Backlog by Geographic Region
United States	$1,606,046	80.1%	$1,743,906	83.1%
Canada	395,804	19.7%	349,520	16.7%
Other International	4,252	0.2%	4,744	0.2%

Backlog	$2,006,102	100.0%	$2,098,170	100.0%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In our Annual Report on Form 10-K for the year ended December 31, 2012, we identified and disclosed our significant accounting policies. Subsequent to December 31, 2012, there has been no change to our significant accounting policies.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

(in thousands)

	2013	2012	Change
Contract revenue
Oil & Gas	$184,984	$148,705	$36,279
Utility T&D	113,204	108,310	4,894
Professional Services	78,465	83,573	(5,108)
Canada	111,995	33,969	78,026
Eliminations	(1,289)	(851)	(438)

Total	487,359	373,706	113,653
General and administrative	37,638	37,569	69
Operating income (loss)
Oil & Gas	(14,571)	(2,686)	(11,885)
Utility T&D	1,893	(3,563)	5,456
Professional Services	613	(420)	1,033
Canada	10,507	(3,051)	13,558

Total	(1,558)	(9,720)	8,162
Other expense	(7,459)	(10,457)	2,998

Loss from continuing operations before income taxes	(9,017)	(20,177)	11,160
Provision for income taxes	2,612	973	1,639

Loss from continuing operations	(11,629)	(21,150)	9,521
Income from discontinued operations net of provision (benefit) for income taxes	15,821	770	15,051

Net income (loss)	$4,192	$(20,380)	$24,572

Consolidated Results

Contract Revenue

Contract revenue increased $113.7 million which is primarily attributable to significant growth in projects and specialty services in Canada and continued business growth and expansion of our regional delivery services within the liquids-rich shale plays across the United States.

General and Administrative Expenses

General and administrative expense as a percentage of contract revenue was 7.7 percent in the first quarter of 2013 as compared to 10.1 percent in the first quarter of 2012 due to improved cost savings achieved in the first quarter of 2013.

Operating Loss

Operating loss decreased $8.1 million driven primarily by improved performance within our Canada segment, specifically through increased profitability in the specialty pipeline construction and integrity services as well as through improved performance on several completed infrastructure replacement construction projects. This improved performance was partially offset by a reduction of operating income within our Oil & Gas segment primarily attributed to decreased performance in our regional delivery services.

Other Expense

Other expense decreased $3.0 million primarily due to the lack of debt extinguishment costs during the first quarter of 2013. Debt extinguishment costs during the first quarter of 2012 were the result of accelerated debt payments.

Provision for Income Taxes

Provision for income taxes increased $1.6 million primarily attributed to increased taxable income in our Canada segment quarter-over-quarter.

Income from Discontinued Operations, Net of Taxes

Income from discontinued operations, net of taxes increased $15.1 million driven primarily by a gain on the sale of Willbros Middle East Limited, which held our operations in Oman. The increase was partially offset by the liquidation of our Canada cross-country pipeline business in the second quarter of 2012, as well as continued losses in our electric and gas distribution business in the Northeast.

Segment Results

Oil & Gas Segment

Contract revenue increased $36.3 million driven predominantly by business growth and continued expansion of our regional delivery services into the liquids-rich shale plays across the United States.

Operating income decreased $11.9 million primarily attributed to decreased performance in our regional delivery services, partially offset by improved profitability in our cross-country pipeline and facilities construction services.

Utility T&D Segment

Contract revenue increased $4.9 million driven primarily through additional wireless work performed in the Southwest combined with continued steady sales under our alliance agreement with Oncor. The increase quarter-over-quarter was partially offset by a decline in cable restoration services due to poor weather in the Midwest and Northeast.

Operating income increased $5.5 million primarily related to improved profitability in our electric transmission and distribution businesses in Texas. The increase was partially offset by decreased income in our cable restoration services attributed mainly to inclement weather during the first quarter of 2013.

Professional Services Segment

Contract revenue decreased $5.1 million driven predominantly by a decrease in EPC services quarter-over-quarter. The decrease was partially offset by higher revenue volumes on increased demand for our core engineering, integrity and government offerings during the first quarter of 2013.

Operating income increased $1.0 million primarily through strong performance in our engineering services. Our utility line locating, stray voltage and gas leak detection service also benefited from storm work in the Northeast. The increase in operating income was partially offset by investments in geographic expansion of other integrity services.

Canada Segment

Contract revenue increased $78.0 million driven primarily by expansion of a significant specialty pipeline construction project, the advancement of our pipeline integrity services and the progression of our capital replacement and tank construction projects during the first quarter of 2013.

Operating income increased $13.6 million primarily through increased profitability in projects and specialty services as well as through improved performance on several completed infrastructure replacement construction projects in Northern Alberta.

LIQUIDITY AND CAPITAL RESOURCES

Our financing objective is to maintain financial flexibility to meet the material, equipment and personnel needs to support our project and MSA commitments. Our primary source of capital is our cash on hand, cash flow from operations and borrowings under our Revolving Credit Facility.

Additional Sources and Uses of Capital

Pursuant to our Amendment and Restatement Agreement dated as of November 8, 2012, the 2010 Credit Agreement was amended and restated in its entirety (the “Amended and Restated Credit Agreement”). Under the Amended and Restated Credit Agreement, certain existing lenders under the Revolving Credit Facility holding an aggregate amount of commitments equal to $115.0 million, agreed that the maturity applicable to such commitments would be extended by one year, to June 30, 2014.

The Revolving Credit Facility under the Amended and Restated Credit Agreement is available for letters of credit and for revolving loans and can be used for working capital and general corporate purposes. 100 percent of the Revolving Credit Facility can be used to obtain letters of credit; however, the Amended and Restated Credit Agreement includes a sublimit for any new revolver borrowings. This sublimit ranges from $48.0 million to $50.0 million as determined by reference to a formula, which permits new revolver borrowings only if we first make voluntary prepayments and/or mandatory repayments or prepayments of revolver borrowings from the net proceeds of asset sales, equity issuances or other sources. However, if on or after March 31, 2013, we have received net proceeds from asset sales or equity issuances equal to or exceeding $90.0 million, the sublimit for revolver borrowings will be $50.0 million with an increase to $75.0 million after the close of any fiscal quarter in which our Maximum Total Leverage Ratio is 2.25 to 1.00 or less.

As of March 31, 2013, we had $45.4 million in outstanding revolver borrowings and $57.7 million in letters of credit outstanding, with $71.9 million remaining against our $175.0 million capacity, of which $48.0 million was available for cash borrowing, pursuant to the formula discussed above.

We believe that additional sales of non-strategic assets and cash flow from operations will allow us to operate under the reduced commitment amount of $115.0 million for the Revolving Credit Facility through December 31, 2013. We continue to take steps to generate positive operating cash flow and will continue to pursue opportunities to reduce our financial leverage and strengthen our overall balance sheet. These steps may include additional sales of non-strategic and under-performing assets (including equipment, real property and businesses) as well as accessing capital markets to reduce or refinance our indebtedness.

For additional information regarding the Amended and Restated Credit Agreement, see the discussion in Note 6 – Long-Term Debt.

The table below sets forth the primary covenants in the Amended and Restated Credit Agreement and the status with respect to these covenants as of March 31, 2013:

	Covenants Requirements(1)	Actual Ratios at March 31, 2013
Maximum Total Leverage Ratio(1) (debt divided by Consolidated EBITDA) should be less than:	3.25 to 1	2.89
Minimum Interest Coverage Ratio(2) (Consolidated EBITDA divided by Consolidated Interest Expense as defined in the Amended and Restated Credit Agreement) should be equal to or greater than:	2.75 to 1	4.28

(1)	The Maximum Total Leverage Ratio requirement decreases to 3.00 as of June 30, 2013 and 2.75 as of September 30, 2013.
(2)	The Minimum Interest Coverage Ratio increases to 3.00 as of December 31, 2013.

The Maximum Total Leverage Ratio requirement decreased to 3.25 to 1 as of March 31, 2013 from 4.00 to 1 at December 31, 2012. Depending on our financial performance, we may be required to request amendments, or waivers for the primary covenants, dispose of assets, or obtain refinancing in future periods. There can be no assurance that we will be able to obtain amendments or waivers, complete asset sales, or negotiate agreeable refinancing terms should it become needed.

The Amended and Restated Credit Agreement also includes customary affirmative and negative covenants, including:

•	Limitations on capital expenditures (greater of $70.0 million or 25 percent of EBITDA).

•	Limitations on indebtedness.

•	Limitations on liens.

•	Limitations on certain asset sales and dispositions.

•	Limitations on certain acquisitions and asset purchases if certain liquidity levels are not maintained.

A default under the Amended and Restated Credit Agreement may be triggered by events such as a failure to comply with financial covenants or other covenants or a failure to make payments when due under the Amended and Restated Agreement; a failure to make payments when due in respect of, or a failure to perform obligations relating to, other debt obligations in excess of $15.0 million; a change of control of the Company; and certain insolvency proceedings. A default under the Amended and Restated Credit Agreement would permit the Administrative Agent, Crédit Agricole, and the lenders to terminate their commitment to make cash advances or issue letters of credit, require the immediate repayment of any outstanding cash advances with interest and require the cash collateralization of outstanding letter of credit obligations. As of March 31, 2013, we were in compliance with all covenants under the Amended and Restated Credit Agreement.

Settlement Agreement

On March 29, 2012, we entered into a Settlement Agreement with West African Gas Pipeline Company Limited (“WAPCo”) to settle the West Africa Gas Pipeline project litigation. The Settlement Agreement provides that we must make payments to WAPCo totaling $55.5 million of which $14.0 million was paid in 2012. Of the remaining $41.5 million due to WAPCo, $5.0 million is due in 2013, $3.8 million is due at the end of the second quarter of 2014 and $32.7 million is due at the end of the fourth quarter of 2014.

For additional information regarding the Settlement Agreement, see the discussion in Note 14 – Discontinuance of Operations, Held for Sale Operations and Asset Disposals.

Cash Balances

As of March 31, 2013, we had cash and cash equivalents from continuing operations of $9.7 million. Our cash and cash equivalent balances held in the United States and foreign countries were $6.9 million and $2.8 million, respectively. In 2011, we discontinued our strategy of reinvesting non-U.S. earnings in foreign operations.

Our working capital position for continuing operations decreased $29.0 million to $181.7 million at March 31, 2013 from $210.7 million at December 31, 2012, primarily attributed to $59.0 million in payments against our Revolving Credit Facility. We continue to carry large amounts of accounts receivable and accounts payable as of March 31, 2013 due to increased levels of business activity as well as additional emphasis in achieving a cash neutral position in our customer contract negotiations by balancing our receivable collections with our vendor payments. Occasionally, vendor payments have been delayed to improve our liquidity when clients delayed payments or we were delayed in reaching project milestone payments. We expect that liquidity will improve as collections from customers increase.

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

Cash flows provided by (used in) continuing operations by type of activity were as follows for the three months ended March 31, 2013 and 2012 (in thousands):

	2013	2012	Increase (Decrease)
Operating activities	$(14,594)	$9,284	$(23,878)
Investing activities	37,052	4,360	32,692
Financing activities	(58,898)	(32,763)	(26,135)
Effect of exchange rate changes	(228)	(1,470)	1,242

Cash used in all continuing activities	$(36,668)	$(20,589)	$(16,079)

Operating Activities

Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of collection of receivables and the settlement of payables and other obligations. Working capital needs are generally higher during the summer and fall months when the majority of our capital-intensive projects are executed. Conversely, working capital assets are typically converted to cash during the late fall and winter months. Operating activities from continuing operations used net cash of $14.6 million during the three months ended March 31, 2013 as compared to $9.3 million provided during the same period of 2012. The $23.9 million decrease in cash flow used by operating activities is primarily a result of the following:

•	A decrease in cash flow provided by accounts payable of $22.4 million related to the timing of cash disbursements during the period;

•	A decrease in cash flow provided by other assets and liabilities of $11.1 million attributed to changes in business activity; and

•	A decrease in cash flow provided by accounts receivable of $10.7 million attributed to changes in business activity and the timing of cash collections during the period.

This was partially offset by:

•	An increase in cash flow provided by prepaids and other assets of $13.0 million attributed primarily to proceeds received in connection with the sale of certain operating assets in the first quarter of 2013; and

•	An increase in cash flow provided by contracts in progress of $7.7 million attributed primarily to changes in business activity.

Investing Activities

Investing activities provided net cash of $37.1 million during the three months ended March 31, 2013 as compared to $4.4 million during the same period in 2012. The $32.7 million increase in cash flow provided by investing activities is primarily the result of $38.9 million in proceeds for the sale of Willbros Middle East Limited, which held our operations in Oman. This was partially offset by a $6.9 million decrease in proceeds from sales of property, plant and equipment quarter-over-quarter.

Financing Activities

Financing activities used net cash of $58.9 million during the three months ended March 31, 2013 as compared to $32.8 million used during the same period of 2012. The $26.1 million increase in cash flow used in financing activities is primarily a result of the following:

•	A $19.3 million reduction in proceeds from our Term Loan Facility and other debt instruments during the first three months of 2013 as compared to the same period in 2012;

•	A $3.1 million increase in payments made to the noncontrolling interest owner in connection with the sale of Willbros Middle East Limited, which held our operations in Oman; and

•	A $3.0 million increase in payments against our Term Loan Facility and other debt instruments during the first three months of 2013 as compared to the same period in 2012.

Discontinued Operations

Cash flows used in operating activities increased $6.0 million in the first three months of 2013 as compared to the same period in 2012. This was primarily a result of an increase in cash outflows related to our electric and gas distribution business in the Northeast.

Cash flows provided by investing activities decreased $8.3 million during the first three months of 2013 as a result of proceeds received in connection with the sale of certain assets related to our Canadian cross-country pipeline business in the first quarter of 2012 that did not recur in 2013.

Interest Rate Risk

Interest Rate Swaps

We are subject to hedging arrangements to fix or otherwise limit the interest cost of our existing Term Loan Facility and Revolving Credit Facility. We are subject to interest rate risk on our debt and investment of cash and cash equivalents arising in the normal course of business. We do not engage in speculative trading strategies.

We currently have two interest rate swap agreements outstanding for a total notional amount of $150.0 million in order to hedge changes in our variable rate interest expense on $150.0 million of our existing Term Loan Facility and Revolving Credit Facility LIBOR indexed debt. Under each swap agreement, we receive interest at a rate based on the maximum of either three-month LIBOR or 2 percent and pay interest at a fixed rate of 2.68 percent through June 30, 2014. The swap agreements are designated and qualify as cash flow hedging instruments, with the effective portion of the swaps’ change in fair value recorded in Other Comprehensive Income (“OCI”). The interest rate swaps are deemed to be highly effective hedges, and resulted in an immaterial amount recorded for hedge ineffectiveness in the Condensed Consolidated Statements of Operations. Amounts in OCI are reported in interest expense when the hedged interest payments on the underlying debt are recognized. The carrying amount and the fair value of our swap agreements are equivalent since we account for these instruments at fair value. The value of our swap agreements are derived from pricing models using inputs based on market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. For validation purposes, the swap valuations are periodically compared to those produced by swap counterparties. Amounts of OCI relating to the interest rate swaps expected to be recognized in interest expense in the coming 12 months total $1.0 million.

Interest Rate Caps

In September 2010, we entered into two interest rate cap agreements for notional amounts of $75.0 million each in order to limit our exposure to an increase of the interest rate above 3 percent, effective September 28, 2010 through March 28, 2012. Total premiums of $0.1 million were paid for the interest rate cap agreements. Through June 1, 2011, the cap agreements were designated and qualified as cash flow hedging instruments, with the effective portion of the caps’ change in fair value recorded in OCI. Amounts in OCI and the premiums paid for the caps were reported in interest expense as the hedged interest payments on the underlying debt were recognized during the period when the caps were designated as cash flow hedges. Through June 1, 2011, the interest rate caps were deemed to be highly effective, resulting in an immaterial amount of hedge ineffectiveness recorded. On June 1, 2011, the caps were de-designated due the interest rate being fixed on the underlying debt through the remaining term of the caps; changes in the value of the caps subsequent to that date were reported in earnings. The amount reported in earnings for the undesignated interest rate caps for the three months ended March 31, 2013 and 2012 is immaterial. The fair value of the interest rate cap agreements was determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates.

Capital Requirements

We believe that our financial results combined with our current liquidity and financial management will ensure sufficient cash to meet our capital requirements for continuing operations. As such, we are focused on the following significant capital requirements:

•	Providing working capital for projects in process and those scheduled to begin in 2013; and

•	Funding our 2013 capital budget of approximately $25.0 million of which $21.2 million remained unspent as of March 31, 2013.

We believe that we will be able to support our ongoing working capital needs through our cash on hand and operating cash flows.

Contractual Obligations

Other commercial commitments, as detailed in our Annual Report on Form 10-K for the year ended December 31, 2012, did not materially change except for payments made in the normal course of business.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 – New Accounting Pronouncements in the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q for a summary of any recently issued accounting pronouncements.

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), oil, gas, gas liquids and power prices, demand for our services, the amount and nature of future investments by governments, expansion and other development trends of the oil and gas, refinery, petrochemical and power industries, business strategy, expansion and growth of our business and operations, the outcome of legal proceedings and other such matters are forward-looking statements. These forward-looking statements are based on assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties. As a result, actual results could differ materially from our expectations. Factors that could cause actual results to differ from those contemplated by our forward-looking statements include, but are not limited to, the following:

•	curtailment of capital expenditures and the unavailability of project funding in the oil and gas, refinery, petrochemical and power industries;

•	inability to obtain adequate financing on reasonable terms;

•	increased capacity and decreased demand for our services in the more competitive industry segments that we serve;

•	reduced creditworthiness of our customer base and higher risk of non-payment of receivables;

•	inability to lower our cost structure to remain competitive in the market or to achieve anticipated operating margins;

•	inability of the energy service sector to reduce costs when necessary to a level where our customers’ project economics support a reasonable level of development work;

•	inability to predict the timing of an increase in energy sector capital spending, which results in staffing below the level required to service such an increase;

•	reduction of services to existing and prospective clients when they bring historically out-sourced services back in-house to preserve intellectual capital and minimize layoffs;

•	the consequences we may encounter if we violate the Foreign Corrupt Practices Act (the “FCPA”) or other anti-corruption laws in view of the 2008 final settlements with the Department of Justice and the Securities and Exchange Commission (“SEC”) in which we admitted prior FCPA violations, including the imposition of civil or criminal fines, penalties, enhanced monitoring arrangements, or other sanctions that might be imposed;

•	the consequences we may encounter if we are unable to make payments required of us pursuant to our settlement agreement of the West African Gas Pipeline Company Limited lawsuit;

•	the dishonesty of employees and/or other representatives or their refusal to abide by applicable laws and our established policies and rules;

•	adverse weather conditions not anticipated in bids and estimates;

•	project cost overruns, unforeseen schedule delays and the application of liquidated damages;

•	the occurrence during the course of our operations of accidents and injuries to our personnel, as well as to third parties, that negatively affect our safety record, which is a factor used by many clients to pre-qualify and otherwise award work to contractors in our industry;

•	cancellation of projects, in whole or in part, for any reason;

•	failing to realize cost recoveries on claims or change orders from projects completed or in progress within a reasonable period after completion of the relevant project;

•	political or social circumstances impeding the progress of our work and increasing the cost of performance;

•	inability to obtain and maintain legal registration status in one or more foreign countries in which we are seeking to do business;

•	failure to obtain the timely award of one or more projects;

•	inability to hire and retain sufficient skilled labor to execute our current work, our work in backlog and future work we have not yet been awarded;

•	inability to execute cost-reimbursable projects within the target cost, thus eroding contract margin and, potentially, contract income on any such project;

•	inability to obtain sufficient surety bonds or letters of credit;

•	loss of the services of key management personnel;

•	the demand for energy moderating or diminishing;

•	downturns in general economic, market or business conditions in our target markets;

•	changes in and interpretation of U.S. and foreign tax laws that impact our worldwide provision for income taxes and effective income tax rate;

•	changes in applicable laws or regulations, or changed interpretations thereof, including climate change regulation;

•	changes in the scope of our expected insurance coverage;

•	inability to manage insurable risk at an affordable cost;

•	enforceable claims for which we are not fully insured;

•	incurrence of insurable claims in excess of our insurance coverage;

•	the occurrence of the risk factors listed elsewhere in this Form 10-Q or described in our periodic filings with the SEC; and

•	other factors, most of which are beyond our control.

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

Unless the context requires or is otherwise noted, all references in this Form 10-Q to “Willbros”, the “Company”, “we”, “us” and “our” refer to Willbros Group, Inc., its consolidated subsidiaries and their predecessors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk is our exposure to changes in non-U.S. (primarily Canada) currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expense in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expense in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at March 31, 2013 and 2012.

The carrying amounts for cash and cash equivalents, accounts receivable, notes payable and accounts payable and accrued liabilities shown in the Consolidated Balance Sheets approximate fair value at March 31, 2013 due to the generally short maturities of these items. At March 31, 2013, we invested primarily in short-term dollar denominated bank deposits. We have the ability and expect to hold our investments to maturity.

We are subject to hedging arrangements to fix or otherwise limit the interest cost of our existing Term Loan Facility and the Revolving Credit Facility. We are subject to interest rate risk on our debt and investment of cash and cash equivalents arising in the normal course of business. We do not engage in speculative trading strategies.

We currently have two interest rate swap agreements outstanding for a total notional amount of $150.0 million in order to hedge changes in our variable rate interest expense on $150.0 million of our existing Term Loan Facility and Revolving Credit Facility LIBOR indexed debt. Under each swap agreement, we receive interest at a rate based on the maximum of either three-month LIBOR or 2 percent and pay interest at a fixed rate of 2.68 percent through June 30, 2014. The swap agreements are designated and qualify as cash flow hedging instruments with the effective portion of the swaps’ change in fair value recorded in OCI. The interest rate swaps are deemed to be highly effective hedges and resulted in an immaterial amount recorded for hedge ineffectiveness in the Condensed Consolidated Statements of Operations. Amounts in OCI are reported in interest expense when the hedged interest payments on the underlying debt are recognized. The carrying amount and fair value of the swap agreements are equivalent since we account for these instruments at fair value. The fair value of the swap agreements was $1.2 million at March 31, 2013 and was derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the markets, and as such are generally classified as Level 2 in the fair value hierarchy. For validation purposes, the swap valuations are periodically compared to those produced by swap counterparties. A 100 basis point increase in interest rates would increase the fair value of the swaps by $0.3 million. Conversely, a 100 basis point decrease in interest rates (subject to minimum rates of zero) would decrease the fair value of the swaps by an immaterial amount.

We also entered in to two interest rate cap agreements for notional amounts of $75.0 million each in order to limit exposure to an increase of the interest rate above 3 percent, effective September 28, 2010 through March 28, 2012. Through June 1, 2011, the cap agreements were designated and qualified as cash flow hedging instruments and were deemed to be highly effective hedges. On June 1, 2011, the caps were de-designated due to the interest rate being fixed on the underlying debt through the remaining term of the caps; changes in the value of the caps subsequent to that date were reported in earnings. The amount reported in earnings for the undesignated interest rate caps for the three months ended March 31, 2013 and 2012 is immaterial. The fair value of the interest rate cap agreements was $0 at March 31, 2013.

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

As of March 31, 2013, we have carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2013.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see the discussion under the caption “Contingencies” in Note 12 – Contingencies, Commitments and Other Circumstances of our “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Form 10-Q, which information from Note 12 is incorporated by reference herein.

Item 1A. Risk Factors

There have been no material changes to the risk factors involving us from those previously disclosed in Item 1A of Part I included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of our common stock by us during the quarter ended March 31, 2013:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2013 – January 31, 2013	5,681	$5.51	—	—
February 1, 2012 – February 28, 2013	—	—	—	—
March 1, 2013 – March 31, 2013	46,038	9.22	—	—

Total	51,719	$8.81	—	—

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

2.1	Share Purchase Agreement dated January 6, 2013, among Interserve Holdings Limited, Willbros International Finance & Equipment Limited and Willbros Group, Inc. (filed as Exhibit 2.1 to our current report on Form 8-K dated January 6, 2013, filed on January 10, 2013).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLBROS GROUP, INC.

Date: May 8, 2013	By:	/s/ Van A. Welch
Van A. Welch Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

Exhibit Number	Description

2.1	Share Purchase Agreement dated January 6, 2013, among Interserve Holdings Limited, Willbros International Finance & Equipment Limited and Willbros Group, Inc. (filed as Exhibit 2.1 to our current report on Form 8-K dated January 6, 2013, filed on January 10, 2013).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.