Form 10-Q
period 2013-06-30
Willbros Group, Inc.\NEW\
filed 2013-08-09
CIK 1449732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of the registrant’s Common Stock, $.05 par value, outstanding as of August 2, 2013 was 49,759,688.

WILLBROS GROUP, INC.

FORM 10-Q

FOR QUARTER ENDED JUNE 30, 2013

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$53,610	$48,778
Accounts receivable, net	334,405	380,570
Contract cost and recognized income not yet billed	87,249	89,658
Prepaid expenses and other assets	21,772	31,515
Parts and supplies inventories	5,130	5,264
Deferred income taxes	10,294	10,368
Assets held for sale	46,932	90,940

Total current assets	559,392	657,093
Property, plant and equipment, net	114,762	123,985
Intangible assets, net	150,612	158,062
Deferred income taxes	—	113
Other assets	38,288	38,993

Total assets	$863,054	$978,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$263,770	$295,507
Contract billings in excess of cost and recognized income	19,791	36,243
Current portion of capital lease obligations	1,063	1,317
Notes payable and current portion of long-term debt	5,052	5,869
Current portion of settlement obligation of discontinued operations	6,250	5,000
Accrued income taxes	5,139	8,387
Liabilities held for sale	15,422	26,174
Other current liabilities	6,093	8,084

Total current liabilities	322,580	386,581
Long-term debt	256,908	294,353
Capital lease obligations	1,819	2,281
Long-term portion of settlement obligation of discontinued operations	32,750	36,500
Long-term liabilities for unrecognized tax benefits	4,324	4,956
Deferred income taxes	8,293	8,624
Other long-term liabilities	35,419	38,618

Total liabilities	662,093	771,913
Contingencies and commitments (Note 10)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 70,000,000 shares authorized and 50,907,469 shares issued at June 30, 2013 (50,084,890 at December 31, 2012)	2,542	2,504
Capital in excess of par value	687,447	687,101
Accumulated deficit	(488,760)	(486,051)
Treasury stock at cost, 1,108,680 shares at June 30, 2013 (1,013,399 at December 31, 2012)	(11,930)	(11,394)
Accumulated other comprehensive income	11,373	13,504

Total Willbros Group, Inc. stockholders’ equity	200,672	205,664
Noncontrolling interest	289	669

Total stockholders’ equity	200,961	206,333

Total liabilities and stockholders’ equity	$863,054	$978,246

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Contract revenue	$487,864	$450,422	$975,223	$824,128
Operating expenses:
Contract	432,807	406,017	880,324	748,097
Amortization of intangibles	3,780	3,669	7,542	7,446
General and administrative	41,914	33,242	79,552	70,811

	478,501	442,928	967,418	826,354

Operating income (loss)	9,363	7,494	7,805	(2,226)

Other expense:
Interest expense, net	(6,922)	(7,113)	(14,612)	(14,990)
Loss on early extinguishment of debt	—	(1,149)	—	(3,405)
Other, net	(308)	(15)	(77)	(339)

	(7,230)	(8,277)	(14,689)	(18,734)

Income (loss) from continuing operations before income taxes	2,133	(783)	(6,884)	(20,960)
Provision for income taxes	1,126	1,208	3,738	2,181

Income (loss) from continuing operations	1,007	(1,991)	(10,622)	(23,141)
Income (loss) from discontinued operations net of provision for income taxes	(7,908)	5,699	7,913	6,469

Net income (loss)	(6,901)	3,708	(2,709)	(16,672)
Less: Income attributable to noncontrolling interest	—	(328)	—	(672)

Net income (loss) attributable to Willbros Group, Inc.	$(6,901)	$3,380	$(2,709)	$(17,344)

Reconciliation of net income (loss) attributable to Willbros Group, Inc.
Income (loss) from continuing operations	$1,007	$(1,991)	$(10,622)	$(23,141)
Income (loss) from discontinued operations	(7,908)	5,371	7,913	5,797

Net income (loss) attributable to Willbros Group, Inc.	$(6,901)	$3,380	$(2,709)	$(17,344)

Basic income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$0.02	$(0.04)	$(0.22)	$(0.48)
Income (loss) from discontinued operations	(0.16)	0.11	0.17	0.12

Net income (loss)	$(0.14)	$0.07	$(0.05)	$(0.36)

Diluted income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$0.02	$(0.04)	$(0.22)	$(0.48)
Income (loss) from discontinued operations	(0.16)	0.11	0.17	0.12

Net income (loss)	$(0.14)	$0.07	$(0.05)	$(0.36)

Weighted average number of common shares outstanding:
Basic	48,586,757	47,994,987	48,447,044	47,888,192

Diluted	49,235,297	47,994,987	48,447,044	47,888,192

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(6,901)	$3,708	$(2,709)	$(16,672)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(1,590)	(512)	(2,591)	(1,516)
Changes in derivative financial instruments	232	151	460	34

Total other comprehensive loss, net of tax	(1,358)	(361)	(2,131)	(1,482)

Total comprehensive income (loss)	(8,259)	3,347	(4,840)	(18,154)
Less: Comprehensive income attributable to noncontrolling interest	—	(328)	—	(672)

Total comprehensive income (loss) attributable to Willbros Group, Inc.	$(8,259)	$3,019	$(4,840)	$(18,826)

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,709)	$(16,672)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Income from discontinued operations	(7,913)	(6,469)
Depreciation and amortization	22,307	23,854
Loss on early extinguishment of debt	—	3,405
Stock-based compensation	2,798	3,917
Amortization of debt issuance costs	3,354	2,188
Non-cash interest expense	1,532	1,162
Deferred income tax expense	(25)	283
Gain on disposal of property and equipment	(1,042)	(2,005)
Other non-cash	1,253	462
Changes in operating assets and liabilities:
Accounts receivable, net	43,249	(31,913)
Contract cost and recognized income not yet billed	1,458	(31,756)
Prepaid expenses and other assets	9,714	5,925
Accounts payable and accrued liabilities	(30,486)	59,817
Accrued income taxes	(3,087)	864
Contract billings in excess of cost and recognized income	(16,329)	5,993
Other assets and liabilities, net	(6,601)	(8,877)

Cash provided by operating activities of continuing operations	17,473	10,178
Cash (used in) provided by operating activities of discontinued operations	(7,877)	9,609

Cash provided by operating activities	9,596	19,787
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	441	9,238
Proceeds from sale of subsidiary	38,900	—
Purchase of property, plant and equipment	(4,707)	(7,266)

Cash provided by investing activities of continuing operations	34,634	1,972
Cash (used in) provided by investing activities of discontinued operations	(346)	15,734

Cash provided by investing activities	34,288	17,706
Cash flows from financing activities:
Proceeds from revolver and notes payable	32,129	25,000
Payments on capital leases	(815)	(1,085)
Payments of revolver and notes payable	(70,413)	(36,596)
Payments on term loan facility	—	(46,700)
Payments to reacquire common stock	(536)	(395)
Payments to noncontrolling interest owners	(3,100)	—
Costs of debt issuance	(1,274)	—
Dividend distribution to noncontrolling interest	—	(576)

Cash used in financing activities of continuing operations	(44,009)	(60,352)
Cash used in financing activities of discontinued operations	(126)	(399)

Cash used in financing activities	(44,135)	(60,751)
Effect of exchange rate changes on cash and cash equivalents	(519)	(1,706)

Net decrease in cash and cash equivalents	(770)	(24,964)
Cash and cash equivalents of continuing operations at beginning of period	48,778	52,859
Cash and cash equivalents of discontinued operations at beginning of period	5,602	10,586

Cash and cash equivalents at beginning of period	54,380	63,445
Cash and cash equivalents at end of period	53,610	38,481
Less: cash and cash equivalents of discontinued operations at end of period	—	(1,577)

Cash and cash equivalents of continuing operations at end of period	$53,610	$36,904

Supplemental disclosures of cash flow information:
Cash paid for interest (including discontinued operations)	$12,233	$11,026
Cash paid for income taxes (including discontinued operations)	$7,601	$3,101
Supplemental non-cash investing and financing transactions:
Prepaid insurance obtained by note payable	$—	$15,953

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company and Basis of Presentation

Willbros Group, Inc., a Delaware corporation, and its subsidiaries (the “Company,” “Willbros” or “WGI”), is an international contractor specializing in energy infrastructure, serving the oil and gas, refinery, petrochemical and power industries. The Company’s offerings include engineering, procurement and construction (either individually or as an integrated “EPC” service offering); ongoing maintenance; and other specialty services. The Company’s principal markets for continuing operations are the United States and Canada. The Company obtains its work through competitive bidding and through negotiations with prospective clients. Contract values range from several thousand dollars to several hundred million dollars and contract durations range from a few weeks to more than two years.

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2012, which has been derived from audited consolidated financial statements, and the unaudited Condensed Consolidated Financial Statements as of June 30, 2013 and 2012, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. However, the Company believes the presentations and disclosures herein are adequate to make the information not misleading. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s December 31, 2012 audited Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments necessary to fairly state the financial position as of June 30, 2013, and the results of operations and cash flows of the Company for all interim periods presented. The results of operations and cash flows for the six months ended June 30, 2013 are not necessarily indicative of the operating results and cash flows to be achieved for the full year.

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

Out-of-Period Adjustment – The Company recorded an out-of-period adjustment during the three and six months ended June 30, 2013 related to the reversal of an over-accrual of certain letter of credit and commitment fees. The net impact of the adjustment was an increase to pre-tax income and net income from continuing operations and a decrease to net loss attributable to Willbros Group, Inc. of $0.8 million for the three months ended June 30, 2013 and a decrease to pre-tax loss, net loss from continuing operations and net loss attributable to Willbros Group, Inc. of $0.6 million for the six months ended June 30, 2013. The Company does not believe the adjustment is material, individually or in the aggregate, to its unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2013, nor does it believe such items are material to any of its previously issued annual or quarterly financial statements, or its expected 2013 annual financial statements.

Reclassifications – Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. These reclassifications primarily relate to the classification of the Company’s electric and gas distribution business in the Northeast as discontinued operations as determined during the fourth quarter of 2012, as well as the sale of Willbros Middle East Limited, which held the Company’s operations in Oman, during the first quarter of 2013. See Note 12 – Discontinuance of Operations, Held for Sale Operations and Asset Disposals for additional discussion associated with these reclassifications.

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

In March 2013, the FASB amended the accounting standard related to a parent company’s accounting for the foreign cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. Under this standard, a parent entity who ceases to have a controlling interest in a subsidiary that is a business within a foreign entity should only release the cumulative translation adjustment into net income if the loss of controlling interest represents complete, or substantially complete, liquidation of the foreign entity in which the subsidiary, or asset group, had resided. This standard is effective for interim and annual periods beginning on or after December 15, 2013 and would affect the Company’s Condensed Consolidated Financial Statements if it disposes of a foreign entity.

In July 2013, the FASB amended the accounting standard related to hedge accounting by permitting the use of the Fed Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes in addition to the U.S. Treasury Rate and the LIBOR rate. The amendment also removes the restriction on using different benchmark rates for similar hedges. The amendment is effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. The adoption of this amendment is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

In July 2013, the FASB amended the accounting standard related to income taxes to eliminate a diversity in practice for the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses or tax credit carryforwards exist. The amendment requires that the unrecognized tax benefit be presented as a reduction of the deferred tax assets associated with the carryforwards except in certain circumstances when it would be reflected as a liability. The adoption of this revision is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

Contract cost and recognized income not yet billed and related amounts billed as of June 30, 2013 and December 31, 2012 was as follows (in thousands):

	June 30, 2013	December 31, 2012
Cost incurred on contracts in progress	$681,413	$932,844
Recognized income	158,307	132,869

	839,720	1,065,713
Progress billings and advance payments	(772,262)	(1,012,298)

	$67,458	$53,415

Contract cost and recognized income not yet billed	$87,249	$89,658
Contract billings in excess of cost and recognized income	(19,791)	(36,243)

	$67,458	$53,415

Contract cost and recognized income not yet billed includes $2.6 million and $5.9 million at June 30, 2013 and December 31, 2012, respectively, on completed contracts.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Contracts in Progress (continued)

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts will be due upon completion of the contracts and acceptance by the customer. Based on the Company’s experience with similar contracts in recent years, retention balances at each balance sheet date will be collected within the next twelve months. Retainage balances at June 30, 2013 and December 31, 2012, were approximately $22.6 million and $40.2 million, respectively, and are included in accounts receivable.

4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of June 30, 2013 and December 31, 2012 were as follows (in thousands):

	June 30, 2013	December 31, 2012
Trade accounts payable	$118,072	$131,441
Payroll and payroll liabilities	52,510	48,917
Accrued contract costs	37,109	58,301
Self-insurance accrual	23,058	18,559
Other accrued liabilities	33,021	38,289

Total accounts payable and accrued liabilities	$263,770	$295,507

5. Long-term Debt

Long-term debt as of June 30, 2013 and December 31, 2012 was as follows (in thousands):

	June 30, 2013	December 31, 2012
Term Loan, net of unamortized discount of $3,450 and $4,983	$185,720	$184,187
Borrowings under Revolving Credit Facility	59,407	104,407
Capital lease obligations	2,882	3,598
Other obligations	16,833	11,628

Total debt	264,842	303,820
Less: current portion	(6,115)	(7,186)

Long-term debt, net	$258,727	$296,634

Amended and Restated Credit Agreement

Pursuant to an Amendment and Restatement Agreement dated as of November 8, 2012, the Company’s credit agreement dated as of June 30, 2010 (the “2010 Credit Agreement”) was amended and restated in its entirety (the “Amended and Restated Credit Agreement”). The 2010 Credit Agreement consisted of a four-year, $300.0 million term loan facility (the “Term Loan Facility”) maturing on June 30, 2014 and a three-year revolving credit facility of $175.0 million maturing on June 30, 2013 (the “Revolving Credit Facility”). Under the Amended and Restated Credit Agreement, certain existing lenders under the Revolving Credit Facility, holding an aggregate amount of commitments equal to $115.0 million, extended the maturity applicable to such commitments, to June 30, 2014. As of June 30, 2013, the Company’s obligations under the existing Term Loan Facility and Revolving Credit Facility were due within one year. Subsequent to June 30, 2013, the Company refinanced these obligations on a long-term basis, and therefore, has classified them as long-term on its Condensed Consolidated Balance Sheet. See Note 13 – Subsequent Event for additional information regarding the refinancing of the Company’s Amended and Restated Credit Agreement.

Prior to the refinancing, the Company had $59.4 million in outstanding revolver borrowings and $51.6 million in letters of credit outstanding, with $4.0 million remaining against its $115.0 million capacity as of June 30, 2013 and was in compliance with all covenants under the Amended and Restated Credit Agreement.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Long-term Debt (continued)

Fair Value of Debt

The estimated fair value of the Company’s debt instruments as of June 30, 2013 and December 31, 2012 was as follows (in thousands):

	June 30, 2013	December 31, 2012
Term Loan Facility	$192,939	$192,752
Borrowings under Revolving Credit Facility	59,407	104,407
Capital lease obligations	2,882	3,598
Other obligations	16,833	11,628

Total fair value of debt instruments	$272,061	$312,385

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

6. Income Taxes

The effective tax rate on continuing operations was a negative 54.30 percent and a negative 10.41 percent for the six months ended June 30, 2013 and 2012, respectively. Tax expense for discrete items for the six months ended June 30, 2013 is $0.6 million. This amount is composed of a foreign uncertain tax position related to statute of limitations expiration and Texas Margins Tax. Tax expense for the six months ended June 30, 2013 is $3.7 million, mainly due to Canadian Tax and Texas Margins Tax offset by the tax benefit from the release of an uncertain tax position. The Company has not recorded the benefit of current year losses in the United States. As of June 30, 2013, U.S. federal and state deferred tax assets continue to be covered by valuation allowances. The ultimate realization of deferred tax assets is dependent upon the generation of future U.S taxable income. The Company considers the impacts of reversing taxable temporary differences, future forecasted income and available tax planning strategies, when forecasting future taxable income and in evaluating whether deferred tax assets are more likely than not to be realized.

The effective tax rate on continuing operations was 52.79 percent and a negative 154.28 percent for the three months ended June 30, 2013 and June 30, 2012, respectively. Tax expense for the three months ended June 30, 2013 is $1.1 million, which primarily relates to a release of an uncertain tax position, Canadian Tax and Texas Margins Tax.

In April 2011, the Company discontinued its strategy of reinvesting foreign earnings in foreign operations. This change in strategy continues through the second quarter of 2013. The Company does not anticipate recording tax expense related to future repatriations of foreign earnings to the U.S.

The Company expects that the statute of limitations will expire on an uncertain tax position within the next twelve months. Assuming that the statute of limitations expires, the Company would release reserves in the amount of $1.6 million.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Stockholders’ Equity

The information contained in this note pertains to continuing and discontinued operations.

Changes in Accumulated Other Comprehensive Income by Component

	Three Months Ended June 30, 2013 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income
Balance March 31, 2013	$13,944	$(1,213)	$12,731
Other comprehensive loss before reclassifications	(1,590)	(25)	(1,615)
Amounts reclassified from accumulated other comprehensive income	—	257	257

Net current-period other comprehensive income (loss)	(1,590)	232	(1,358)

Balance June 30, 2013	$12,354	$(981)	$11,373

	Six Months Ended June 30, 2013 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income
Balance December 31, 2012	$14,945	$(1,441)	$13,504
Other comprehensive loss before reclassifications	(2,723)	(52)	(2,775)
Amounts reclassified from accumulated other comprehensive income	132	512	644

Net current-period other comprehensive income (loss)	(2,591)	460	(2,131)

Balance June 30, 2013	$12,354	$(981)	$11,373

Reclassifications out of Accumulated Other Comprehensive Income

Three Months Ended June 30, 2013 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$257	Interest expense, net

Total	$257

Six Months Ended June 30, 2013 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$512	Interest expense, net

Total	$512

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is based on the weighted average number of shares outstanding during each period and the assumed exercise of potentially dilutive stock options and vesting of RSUs less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company’s stock for each of the periods presented. The Company’s convertible notes, which were retired in the fourth quarter of 2012, were included in the calculation of diluted income per share under the “if-converted” method for periods prior to December 31, 2012. Additionally, diluted income (loss) per share for continuing operations is calculated excluding the after-tax interest expense associated with the convertible notes since these notes are treated as if converted into common stock.

Basic and diluted income (loss) per common share from continuing operations for the three months and six months ended June 30, 2013 and 2012 are computed as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss) from continuing operations applicable to common shares (numerator for basic and diluted calculation)	$1,007	$(1,991)	$(10,622)	$(23,141)

Weighted average number of common shares outstanding for basic income (loss) per share	48,586,757	47,994,987	48,447,044	47,888,192
Weighted average number of potentially dilutive common shares outstanding	648,540	—	—	—

Weighted average number of common shares outstanding for diluted income per share	49,235,297	47,994,987	48,447,044	47,888,192

Income (loss) per common share from continuing operations:
Basic	$0.02	$(0.04)	$(0.22)	$(0.48)

Diluted	$0.02	$(0.04)	$(0.22)	$(0.48)

The Company has excluded shares potentially issuable under the terms of use of the securities listed below from the computation of diluted income per share, as the effect would be anti-dilutive:

	Three Months Ended June 30,
	2013	2012
6.5% Senior Convertible Notes	—	1,825,587
Stock options	177,750	227,750
Restricted stock and restricted stock rights	—	343,224

	177,750	2,396,561

9. Segment Information

The Company’s segments are comprised of strategic businesses that are defined by the industries or geographic regions they serve. Each is managed as an operation with well-established strategic directions and performance requirements.

In January 2013, the Company implemented a change to its operational and organizational structure in order to emphasize its commitment to its engineering, procurement and integrity services and to align its business interests to better reflect market conditions. As a result, the Company created a new and fourth segment, Professional Services. Professional Services, together with Oil & Gas, Utility T&D and Canada represent the Company’s organizational structure for which its operating results are reported. Previously reported periods have been recast to conform to this new structure.

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

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Segment Information (continued)

The following tables reflect the Company’s operations by reportable segment for the three months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30, 2013
	Oil & Gas	Utility T&D	Professional Services	Canada	Eliminations	Consolidated
Contract revenue	$186,387	$128,321	$87,423	$87,425	$(1,692)	$487,864
Operating expenses	205,145	112,693	79,238	83,117	(1,692)	478,501

Operating income (loss)	$(18,758)	$15,628	$8,185	$4,308	$—	9,363

Other expense						(7,230)
Provision for income taxes						1,126

Income from continuing operations						1,007
Loss from discontinued operations net of provision for income taxes						(7,908)

Net loss						(6,901)
Less: Income attributable to noncontrolling interest						—

Net loss attributable to Willbros Group, Inc.						$(6,901)

	Three Months Ended June 30, 2012
	Oil & Gas	Utility T&D	Professional Services	Canada	Eliminations	Consolidated
Contract revenue	$204,158	$129,836	$80,074	$37,356	$(1,002)	$450,422
Operating expenses	207,697	120,489	75,478	40,266	(1,002)	442,928

Operating income (loss)	$(3,539)	$9,347	$4,596	$(2,910)	$—	7,494

Other expense						(8,277)
Provision for income taxes						1,208

Loss from continuing operations						(1,991)
Income from discontinued operations net of provision for income taxes						5,699

Net income						3,708
Less: Income attributable to noncontrolling interest						(328)

Net income attributable to Willbros Group, Inc.						$3,380

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Segment Information (continued)

The following tables reflect the Company’s operations by reportable segment for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30, 2013
	Oil & Gas	Utility T&D	Professional Services	Canada	Eliminations	Consolidated
Contract revenue	$371,371	$241,525	$165,888	$199,420	$(2,981)	$975,223
Operating expenses	404,700	224,004	157,090	184,605	(2,981)	967,418

Operating income (loss)	$(33,329)	$17,521	$8,798	$14,815	$—	7,805

Other expense						(14,689)
Provision for income taxes						3,738

Loss from continuing operations						(10,622)
Income from discontinued operations net of provision for income taxes						7,913

Net loss						(2,709)
Less: Income attributable to noncontrolling interest						—

Net loss attributable to Willbros Group, Inc.						$(2,709)

	Six Months Ended June 30, 2012
	Oil & Gas	Utility T&D	Professional Services	Canada	Eliminations	Consolidated
Contract revenue	$352,863	$238,146	$163,647	$71,325	$(1,853)	$824,128
Operating expenses	359,088	232,362	159,471	77,286	(1,853)	826,354

Operating income (loss)	$(6,225)	$5,784	$4,176	$(5,961)	$—	(2,226)

Other expense						(18,734)
Provision for income taxes						2,181

Loss from continuing operations						(23,141)
Income from discontinued operations net of provision for income taxes						6,469

Net loss						(16,672)
Less: Income attributable to noncontrolling interest						(672)

Net loss attributable to Willbros Group, Inc.						$(17,344)

Total assets by segment as of June 30, 2013 and December 31, 2012 are presented below (in thousands):

	June 30, 2013	December 31, 2012
Oil & Gas	$266,273	$329,198
Utility T&D	268,662	279,480
Professional Services	90,779	88,133
Canada	106,009	103,157
Corporate	84,399	87,338

Total assets, continuing operations	$816,122	$887,306

10. Contingencies, Commitments and Other Circumstances

Contingencies

Central Maine Power

On April 23, 2013, Hawkeye, LLC (“Hawkeye”), a subsidiary of the Company, filed suit in U.S. District Court for the District of Maine against Central Maine Power Company (“CMP”) in connection with a project currently

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Contingencies, Commitments and Other Circumstances (continued)

being performed by Hawkeye to install transmission lines and perform construction services for CMP, for the project generally known as the Transmission Line Construction of the Southern Loop and Southern Connector portion of the Maine Power Reliability Program (the “Project”). The suit alleges that Hawkeye is owed damages estimated by Hawkeye to be at least $43.0 million plus interest, costs, and attorney’s fees. Hawkeye continues to perform the Project. As of June 30, 2013, the Company has outstanding receivables related to the Project of $1.1 million and unapproved change orders for additional work of $30.4 million, which have not been billed or recognized as income. It is the Company’s policy not to recognize revenue or income on change orders or claims until they have been approved. While the Company believes Hawkeye is entitled to meaningful relief, the Company can make no assurances as to the outcome of the litigation.

Silver Eagle

On June 14, 2013, Construction and Turnaround Services, LLC (“CTS”), a subsidiary of the Company, received an arbitration award for the full amount of uncollected invoices due from Silver Eagle Refining, Inc. (“Silver Eagle”) on a construction and engineering support contract entered into in January 2011. Subsequent to the ruling, Silver Eagle paid CTS the entire unpaid balance of the arbitration award in the amount of $2.8 million, inclusive of interest and attorney fees. As such, the dispute with Silver Eagle is fully resolved as of June 30, 2013.

Other

In addition to the matters discussed above, the Company is party to a number of other legal proceedings. Management believes that the nature and number of these proceedings are typical for a firm of similar size engaged in a similar type of business and that none of these proceedings is material to its consolidated results of operations, financial position or cash flows.

Commitments

From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds and financial guarantees. Contracts with the Company’s customers may require the Company to secure letters of credit or surety bonds with regard to the Company’s performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or surety bonds in lieu of contract retention provisions, where the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At June 30, 2013, the Company had approximately $51.6 million of outstanding letters of credit, all of which related to continuing operations. This amount represents the maximum amount of payments the Company could be required to make if these letters of credit are drawn upon. Additionally, the Company issues surety bonds customarily required by commercial terms on construction projects. At June 30, 2013, the Company had bonds outstanding, primarily performance bonds, with a face value at $550.7 million related to continuing operations. This amount represents the bond penalty amount of future payments the Company could be required to make if the Company fails to perform its obligations under such contracts. The performance bonds do not have a stated expiration date; rather, each is released when the contract is accepted by the owner. The Company’s maximum exposure as it relates to the value of the bonds outstanding is lowered on each bonded project as the cost to complete is reduced. As of June 30, 2013, no liability has been recognized for letters of credit or surety bonds.

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

See Note 12—Discontinuance of Operations, Held for Sale Operations and Asset Disposals for discussion of commitments and contingencies associated with Discontinued Operations.

11. Fair Value Measurements

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

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Fair Value Measurements (continued)

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

Financial Instruments Measured at Fair Value on a Recurring Basis

The Company measures certain financial instruments at fair value on a recurring basis. The fair value of these financial instruments (in thousands) was determined using the following inputs as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$983	$—	$983	$—

	December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$1,441	$—	$1,441	$—

Hedging Arrangements

The Company attempts to negotiate contracts that provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at June 30, 2013 or December 31, 2012.

Interest Rate Swaps

The Company is subject to hedging arrangements to fix or otherwise limit the interest cost of its variable interest rate borrowings. The Company is subject to interest rate risk on its debt and investment of cash and cash equivalents arising in the normal course of business. The Company does not engage in speculative trading strategies.

The Company currently has two interest rate swap agreements outstanding for a total notional amount of $150.0 million in order to hedge changes in the variable rate interest expense on $150.0 million of its existing LIBOR indexed debt. Under each swap agreement, the Company receives interest at a rate based on the maximum of either three-month LIBOR or 2 percent and pays interest at a fixed rate of 2.68 percent through

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Fair Value Measurements (continued)

June 30, 2014. The swap agreements are designated and qualify as cash flow hedging instruments, with the effective portion of the swaps’ change in fair value recorded in Other Comprehensive Income (“OCI”). The interest rate swaps are deemed to be highly effective hedges, and resulted in an immaterial amount recorded for hedge ineffectiveness in the Condensed Consolidated Statements of Operations. Amounts in OCI are reported in interest expense when the hedged interest payments on the underlying debt are recognized. The carrying amount and fair value of the swap agreements are equivalent since the Company accounts for these instruments at fair value. The value of the Company’s swap agreements identified below (in thousands) are derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. For validation purposes, the swap valuations are periodically compared to those produced by swap counterparties. Amounts of OCI relating to the interest rate swaps expected to be recognized in interest expense in the coming 12 months totaled $1.0 million.

	Liability Derivatives
	June 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts-swaps	Other current liabilities	$983	Other current liabilities	$927
Interest rate contracts-swaps	Other long-term liabilities	—	Other long-term liabilities	514

Total derivatives		$983		$1,441

For the Three Months Ended June 30,
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2013	2012		2013	2012
Interest rate contracts	$(25)	$(107)	Interest expense, net	$257	$258

Total	$(25)	$(107)		$257	$258

For the Six Months Ended June 30,
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2013	2012		2013	2012
Interest rate contracts	$(52)	$(288)	Interest expense, net	$512	$322

Total	$(52)	$(288)		$512	$322

12. Discontinuance of Operations, Held for Sale Operations and Asset Disposals

Strategic Decisions

As part of its ongoing strategic evaluation of operations, the Company made the decision to exit the electric and gas distribution market in the Northeast in December 2012 and sell the related business. In the second quarter of 2013, in connection with the continued decline in the operating performance and outlook of this business, we evaluated the recoverability of its net assets and recorded an impairment charge of approximately $1.9 million.

Former Nigeria-Based Operations

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

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. Discontinuance of Operations, Held for Sale Operations and Asset Disposals (continued)

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

The Settlement Agreement provides that WGHI must make payments to WAPCo totaling $55.5 million of which $14.0 million was paid in 2012 and $2.5 million was paid in the second quarter of 2013. Of the remaining $39.0 million due to WAPCo, $2.5 million is due at the end of the fourth quarter of 2013, $3.8 million is due at the end of the second quarter of 2014 and $32.7 million is due at the end of the fourth quarter of 2014.

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

Business Disposals

In the first quarter of 2013, the Company sold all of its shares of capital in Willbros Middle East Limited, which held the Company’s operations in Oman. The Company received total proceeds of $38.9 million in cash and $2.4 million in the form of an escrow deposit from the buyer. As a result of this transaction, the Company recorded a gain on sale of $23.6 million included in the line item “Income (loss) from discontinued operations net of provision for income taxes” on the Condensed Consolidated Statement of Operations.

Results of Discontinued Operations

The major classes of revenue and income (losses) with respect to discontinued operations are as follows (in thousands):

	Three Months Ended June 30, 2013
	Canada	Hawkeye	Oman	WAPCo / Other	Total
Revenue	$—	$18,960	$—	$—	$18,960
Operating income (loss)	(1)	(7,744)	—	45	(7,700)
Pre-tax income (loss)	(1)	(7,952)	—	45	(7,908)
Provision for taxes	—	—	—	—	—

Net income (loss)	(1)	(7,952)	—	45	(7,908)

	Three Months Ended June 30, 2012
	Canada	Hawkeye	Oman	WAPCo / Other	Total
Revenue	$1,734	$28,041	$20,731	$—	$50,506
Operating income (loss)	9,107	(2,428)	788	(337)	7,130
Pre-tax income (loss)	9,024	(2,433)	821	(337)	7,075
Provision for taxes	1,311	—	65	—	1,376

Net income (loss)	7,713	(2,433)	756	(337)	5,699

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. Discontinuance of Operations, Held for Sale Operations and Asset Disposals (continued)

	Six Months Ended June 30, 2013
	Canada	Hawkeye	Oman	WAPCo / Other	Total
Revenue	$—	$40,396	$—	$—	$40,396
Operating income (loss)	(12)	(15,652)	23,639	(73)	7,902
Pre-tax income (loss)	(12)	(15,766)	23,639	52	7,913
Provision for taxes	—	—	—	—	—

Net income (loss)	(12)	(15,766)	23,639	52	7,913

	Six Months Ended June 30, 2012
	Canada	Hawkeye	Oman	WAPCo / Other	Total
Revenue	$30,763	$52,770	$41,386	$—	$124,919
Operating income (loss)	12,488	(6,089)	3,557	(4,194)	5,762
Pre-tax income (loss)	13,555	(6,107)	3,645	(1,389)	9,704
Provision for taxes	2,491	—	744	—	3,235

Net income (loss)	11,064	(6,107)	2,901	(1,389)	6,469

Condensed balance sheets with respect to discontinued operations are as follows (in thousands):

	June 30, 2013
	Hawkeye	Oman	WAPCo	Total
Accounts receivable, net	$25,396	$—	$—	$25,396
Contract cost and recognized income not yet billed	7,984	—	—	7,984
Property, plant and equipment, net	7,085	—	—	7,085
Intangible assets, net	3,263	—	—	3,263
Other	3,204	—	—	3,204

Total assets	46,932	—	—	46,932
Accounts payable and accrued liabilities	$15,088	$—	$—	$15,088
Settlement obligations	—	—	39,000	39,000
Other	334	—	—	334

Total liabilities	15,422	—	39,000	54,422
Net assets (liabilities) of discontinued operations	31,510	—	(39,000)	(7,490)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. Discontinuance of Operations, Held for Sale Operations and Asset Disposals (continued)

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

13. Subsequent Event

2013 Credit Facilities

Effective August 7, 2013 the Company completed the refinancing of its Amended and Restated Credit Agreement by entering into a five-year $150.0 million asset based senior revolving credit facility maturing on August 7, 2018 with Bank of America, N.A. serving as sole administrative agent for the lenders thereunder, collateral agent, issuing bank and swingline lender (the “ABL Credit Facility”), and a six-year $250.0 million term loan facility maturing on August 7, 2019 with JP Morgan Chase Bank, N.A. serving as a sole administrative agent for the lenders thereunder (the “2013 Term Loan Facility” and, together with the ABL Credit Facility, the “2013 Credit Facilities”). Proceeds from the 2013 Term Loan Facility were used to repay all indebtedness under the existing Term Loan Facility and Revolving Credit Facility under the Amended and Restated Credit Agreement, to pay fees and expenses incurred in connection with the transactions and for working capital purposes.

ABL Credit Facility

The initial aggregate amount of commitments for the ABL Credit Facility is comprised of $125.0 million for the U.S. facility (the “U.S. Facility”) and $25.0 million for the Canadian facility (the “Canadian Facility”). The ABL Credit Facility includes a sublimit of $100.0 million for letters of credit and an accordion feature permitting the borrowers, under certain conditions, to increase the aggregate amount by an incremental $75.0 million, with additional commitments from existing lenders or new commitments from lenders reasonably acceptable to the administrative agent. The borrowers under the U.S. Facility consist of all of the Company’s U.S. operating subsidiaries with assets included in the borrowing base and is guaranteed by Willbros Group, Inc. and its material U.S. subsidiaries, other than excluded subsidiaries. The borrower under the Canadian Facility is Willbros Construction Services (Canada) LP and the Canadian Facility is guaranteed by Willbros Group, Inc. and all of its material U.S. and Canadian subsidiaries, other than excluded subsidiaries.

Advances under the U.S. and Canadian Facility will be limited to a borrowing base consisting of the sum of 85 percent of the value of “eligible accounts” and 60 percent of the value of “eligible unbilled accounts” less applicable reserves, which the administrative agent may establish from time to time in its permitted discretion. Eligible unbilled accounts may not exceed $50.0 million in the aggregate. Advances in U.S. dollars will initially bear interest at a rate equal to London Inter-Bank Offered Rate (“LIBOR”) plus 250 basis points or the U.S. or Canadian base rate plus 150 basis points. Advances in Canadian dollars will initially bear interest at the Bankers Acceptance (“BA”) Equivalent Rate plus 250 basis points or the Canadian prime rate plus 150 basis points.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Subsequent Event (continued)

Commencing on the first day of the month following receipt of the Company’s condensed consolidated financial statements for the quarterly period ended September 30, 2013, the interest rate margins will be further adjusted each quarter based on the Company’s fixed charge coverage ratio as follows:

Fixed Charge Coverage Ratio	U.S. Base Rate, Canadian Base Rate and Canadian Prime Rate Loans	LIBOR Loans, BA Rate Loans and Letter of Credit Fees
>1.25 to 1	1.25%	2.25%
<1.25 to 1 and 1.15 to 1	1.50%	2.50%
<1.15 to 1	1.75%	2.75%

The borrowers will also pay an unused line fee on each of the U.S. and Canadian Facilities equal to 50 basis points when usage under the applicable facility during the preceding calendar month is less than 50 percent of the commitments or 37.5 basis points when usage under the applicable facility equals or exceeds 50 percent of the commitments for such period. With respect to the letters of credit, the borrowers will pay a letter of credit fee equal to the applicable LIBOR margin, shown in the table above, on all letters of credit and a 0.125 percent fronting fee to the issuing bank, in each case, payable monthly in arrears.

Obligations under the ABL Credit Facility are secured by a first priority security interest in the borrowers’ and guarantors’ accounts receivable, deposit accounts and similar assets (the “ABL Priority Collateral”) and a second priority security interest in the borrowers’ and guarantors’ equipment, inventory, subsidiary capital stock and intellectual property, which is subject to the first priority security interest of the collateral agent for the 2013 Term Loan Facility ( the “Term Loan Priority Collateral”).

2013 Term Loan Facility

The 2013 Term Loan Facility provides for a $250.0 million term loan, which the Company drew in full on the effective date of the credit agreement for the 2013 Term Loan Facility. Term loans were issued at a discount such that the funded portion was equal to 96.5 percent of the principal amount of the term loans. The borrower under the Term Loan Facility is Willbros Group, Inc. with all of its obligations guaranteed by its material U.S. subsidiaries, other than excluded subsidiaries. The 2013 Credit Facility permits the Company, under certain conditions, to add one or more incremental term loans to the 2013 Term Loan Facility in an aggregate principal amount up to $50.0 million.

The term loans are repayable in equal quarterly installments in an aggregate amount equal to 0.25 percent of the original amount of the 2013 Term Loan Facility. The balance of the terms loan are repayable on August 7, 2019. The Company is permitted to make optional prepayments at any time, subject to a variable prepayment premium if the prepayment is made prior to August 6, 2016. Mandatory prepayments of term loans are required from (i) 100 percent of the proceeds of the sale of assets constituting Term Loan Priority Collateral, subject to reinvestment provisions and certain exceptions and thresholds, (ii) 100 percent of the net cash proceeds from issuances of debt by the Company and its subsidiaries, other than permitted indebtedness and (iii) 75 percent (with step-downs to 50 percent and 0 percent based on a leverage ratio) of annual “excess cash flow” provided that any voluntary prepayments of term loans will be credited against excess cash flow obligations.

The term loans will bear interest at the “ABR” plus an applicable margin, or the “Eurodollar Rate” plus an applicable margin. The ABR is the highest of (i) the rate announced by JPMorgan Chase Bank, N.A. as its prime rate, (ii) the federal funds rate plus 0.5 percent, (iii) the Eurodollar Rate applicable for a period of one month plus 1.0 percent and (iv) 2.25 percent. The Eurodollar Rate is the rate for Eurodollar deposits for a period equal to one, two, three or six months, as selected by the Company. The applicable margin for ABR loans is 8.75 percent, and the applicable margin for Eurodollar loans is 9.75 percent.

Obligations under the 2013 Term Loan Facility are secured by a first priority security interest in the Term Loan Priority Collateral and a second priority security interest in the ABL Priority Collateral.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Subsequent Event (continued)

Covenants

The table below sets forth the primary covenants included in the 2013 Credit Facilities (in thousands):

Covenants Requirements

Maximum Total Leverage Ratio(1) under the 2013 Term Loan Facility (the ratio of Consolidated Debt to Consolidated EBITDA as defined in the agreement for the 2013 Term Loan Facility) should be equal to or less than:

4.00 to 1

Minimum Interest Coverage Ratio(2) under the 2013 Term Loan Facility (the ratio of Consolidated EBITDA to Consolidated Interest Expense as defined in the credit agreement for the 2013 Term Loan Facility) should be equal to or greater than:

3.00 to 1

Minimum Fixed Charge Coverage Ratio (3) under the ABL Credit Facility (the ratio of Consolidated EBITDA less Capital Expenditures to Consolidated Interest Expense, Restricted Payments made in cash and scheduled cash principal payments as defined in the credit agreement for the ABL Credit Facility) should be equal to or greater than:

1.15 to 1

(1)	The Maximum Total Leverage Ratio decreases to 3.50 as of March 31, 2014, 3.00 as of June 30, 2014 and 2.75 as of March 31, 2015.
(2)	The Minimum Interest Coverage Ratio increases to 3.25 as of December 31, 2013 and 3.50 as of March 31, 2014.
(3)

The Minimum Fixed Charge Coverage Ratio is applicable only if excess availability under the ABL Credit Facility is less than the greater of 15 percent of the commitments or $22.5 million. In addition, prepayments of indebtedness under the 2013 Term Loan Facility are permitted if excess availability under the ABL Credit Facility exceeds the greater of 20 percent of the commitments and $30.0 million and the borrowers and guarantors are in compliance with the Minimum Fixed Charge Coverage Ratio on a pro forma basis immediately prior to and giving effect to the prepayment. Prepayments of indebtedness under the 2013 Term Loan Facility are permitted without restriction to the extent such prepayments are from the proceeds of dispositions of the Term Loan Priority Collateral.

Depending on its financial performance, the Company may be required to request amendments, or waivers for the primary covenants, dispose of assets, or obtain refinancing in future periods. There can be no assurance that the Company will be able to obtain amendments or waivers, complete asset sales, or negotiate agreeable refinancing terms should it become needed.

The 2013 Credit Facilities also include customary representations and warranties and affirmative and negative covenants, including:

•	limitations on liens and indebtedness;

•	limitations on dividends and other payments in respect of capital stock;

•	limitations on capital expenditures; and

•	limitations on modifications of the documentation of the ABL Credit Facility.

A default under the 2013 Credit Facilities may be triggered by events such as a failure to comply with financial covenants or other covenants under the 2013 Credit Facilities, a failure to make payments when due under the 2013 Credit Facilities, a failure to make payments when due in respect of, or a failure to perform obligations relating to, debt obligations in excess of $15.0 million, a change of control of the Company and certain insolvency proceedings. A default under the ABL Credit Facility would permit the lenders to terminate their commitment to make cash advances or issue letters of credit, require the immediate repayment of any outstanding cash advances with interest and require the cash collateralization of outstanding letter of credit obligations. A default under the 2013 Term Loan Facility would permit the lenders to require immediate repayment of all principal, interest, fees and other amounts payable thereunder.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14. Condensed Consolidating Guarantor Financial Statements

Willbros Group, Inc. (the “Parent”) and its 100 percent owned U.S. subsidiaries (the “Guarantors”) may fully and unconditionally guarantee, on a joint and several basis, the obligations of the Company under debt securities that it may issue pursuant to a universal shelf registration statement on Form S-3 filed by the Company with the SEC. There are currently no restrictions on the ability of the Guarantors to transfer funds to the Parent in the form of cash dividends or advances. Condensed consolidating financial information for a) the Parent, b) the Guarantors and c) all other direct and indirect subsidiaries (the “Non-Guarantors”) as of June 30, 2013 and December 31, 2012 and for each of the three months and six months ended June 30, 2013 and 2012 follows (in thousands).

The Company revised its Condensed Consolidating Statement of Cash Flows for the three months ended June 30, 2012 to correct the form and content of the condensed presentation in accordance with S-X Rule 3-10 and Rule 10-01. The revision was made to show individual cash changes from investing and financing activities within the Condensed Consolidating Statement of Cash Flows. This revision did not impact the previously reported total amounts for investing and financing activities within the Parent, Guarantor and Non-Guarantor columns and did not impact the Condensed Consolidated Financial Statements.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14. Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$27,020	$17,922	$8,668	$—	$53,610
Accounts receivable, net	—	259,408	74,997	—	334,405
Contract cost and recognized income not yet billed	—	68,874	18,375	—	87,249
Prepaid expenses and other assets	4,815	18,439	845	(2,327)	21,772
Parts and supplies inventories	—	4,101	1,029	—	5,130
Deferred income taxes	—	—	10,294	—	10,294
Assets held for sale	—	46,932	—	—	46,932
Receivables from affiliated companies	73,388	27,547	—	(100,935)	—

Total current assets	105,223	443,223	114,208	(103,262)	559,392
Property, plant and equipment, net	—	109,280	5,482	—	114,762
Deferred income taxes	87,937	—	—	(87,937)	—
Intangible assets, net	—	150,612	—	—	150,612
Investment in subsidiaries	12,656	—	—	(12,656)	—
Other assets	—	37,174	1,114	—	38,288

Total assets	$205,816	$740,289	$120,804	$(203,855)	$863,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$—	$221,853	$44,244	$(2,327)	$263,770
Contract billings in excess of cost and recognized income	—	18,031	1,760	—	19,791
Current portion of capital lease obligations	—	1,063	—	—	1,063
Notes payable and current portion of long-term debt	—	5,052	—	—	5,052
Current portion of settlement obligation of discontinued operations	—	—	6,250	—	6,250
Accrued income taxes	2,852	—	2,287	—	5,139
Liabilities held for sale	—	15,422	—	—	15,422
Other current liabilities	—	5,329	764	—	6,093
Payables to affiliated companies	—	—	100,935	(100,935)	—

Total current liabilities	2,852	266,750	156,240	(103,262)	322,580
Long-term debt	—	256,908	—	—	256,908
Capital lease obligations	—	1,819	—	—	1,819
Long-term portion of settlement obligation of discontinued operations	—	—	32,750	—	32,750
Long-term liabilities for unrecognized tax benefits	2,003	—	2,321	—	4,324
Deferred income taxes	—	95,955	275	(87,937)	8,293
Other long-term liabilities	—	31,558	3,861	—	35,419

Total liabilities	4,855	652,990	195,447	(191,199)	662,093
Stockholders’ equity:
Total stockholders’ equity	200,961	87,299	(74,643)	(12,656)	200,961

Total liabilities and stockholders’ equity	$205,816	$740,289	$120,804	$(203,855)	$863,054

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14. Condensed Consolidating Guarantor Financial Statements (continued)

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

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14. Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2013
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Contract revenue	$—	$402,335	$85,529	$—	$487,864
Operating expenses:
Contract	—	357,007	75,800	—	432,807
Amortization of intangibles	—	3,780	—	—	3,780
General and administrative	1,452	37,247	3,215	—	41,914

Operating income (loss)	(1,452)	4,301	6,514	—	9,363
Other income (expense):
Equity in income (loss) of consolidated subsidiaries	(4,921)	—	—	4,921	—
Interest expense, net	—	(6,927)	5	—	(6,922)
Loss on early extinguishment of debt	—	—	—	—	—
Other, net	(3)	(151)	(154)	—	(308)

Income (loss) from continuing operations before income taxes	(6,376)	(2,777)	6,365	4,921	2,133
Provision for income taxes	525	14	587	—	1,126

Income (loss) from continuing operations	(6,901)	(2,791)	5,778	4,921	1,007
Income (loss) from discontinued operations net of benefit for income taxes	—	(7,952)	44	—	(7,908)

Net income (loss)	(6,901)	(10,743)	5,822	4,921	(6,901)
Less: Income attributable to noncontrolling interest	—	—	—	—	—

Net income (loss) attributable to Willbros Group, Inc.	$(6,901)	$(10,743)	$5,822	$4,921	$(6,901)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14. Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Contract revenue	$—	$412,724	$37,698	$—	$450,422
Operating expenses:
Contract	—	366,444	39,573	—	406,017
Amortization of intangibles	—	3,669	—	—	3,669
General and administrative	(5,293)	39,879	(1,344)	—	33,242

Operating income (loss)	5,293	2,732	(531)	—	7,494
Other income (expense):
Equity in income (loss) of consolidated subsidiaries	(3,802)	—	(328)	4,130	—
Interest expense, net	(564)	(6,535)	(14)	—	(7,113)
Loss on early extinguishment of debt	—	(1,149)	—	—	(1,149)
Other, net	2,892	(1,691)	(1,216)	—	(15)

Income (loss) from continuing operations before income taxes	3,819	(6,643)	(2,089)	4,130	(783)
Provision for income taxes	439	—	769	—	1,208

Income (loss) from continuing operations	3,380	(6,643)	(2,858)	4,130	(1,991)
Income (loss) from discontinued operations net of benefit for income taxes	—	(2,433)	8,132	—	5,699

Net income (loss)	3,380	(9,076)	5,274	4,130	3,708
Less: Income attributable to noncontrolling interest	—	—	—	(328)	(328)

Net income (loss) attributable to Willbros Group, Inc.	$3,380	$(9,076)	$5,274	$3,802	$3,380

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14. Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Contract revenue	$—	$773,857	$201,366	$—	$975,223
Operating expenses:
Contract	—	705,792	174,532	—	880,324
Amortization of intangibles	—	7,542	—	—	7,542
General and administrative	2,294	70,346	6,912	—	79,552

Operating income (loss)	(2,294)	(9,823)	19,922	—	7,805
Other income (expense):
Equity in income (loss) of consolidated subsidiaries	425	—	—	(425)	—
Interest expense, net	87	(14,695)	(4)	—	(14,612)
Loss on early extinguishment of debt	—	—	—	—	—
Other, net	122	(97)	(102)	—	(77)

Income (loss) from continuing operations before income taxes	(1,660)	(24,615)	19,816	(425)	(6,884)
Provision for income taxes	1,049	14	2,675	—	3,738

Income (loss) from continuing operations	(2,709)	(24,629)	17,141	(425)	(10,622)
Income (loss) from discontinued operations net of benefit for income taxes	—	(15,766)	23,679	—	7,913

Net income (loss)	(2,709)	(40,395)	40,820	(425)	(2,709)
Less: Income attributable to noncontrolling interest	—	—	—	—	—

Net income (loss) attributable to Willbros Group, Inc.	$(2,709)	$(40,395)	$40,820	$(425)	$(2,709)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14. Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Contract revenue	$—	$751,119	$73,009	$—	$824,128
Operating expenses:
Contract	—	675,077	73,020	—	748,097
Amortization of intangibles	—	7,446	—	—	7,446
General and administrative	1,553	65,328	3,930	—	70,811

Operating income (loss)	(1,553)	3,268	(3,941)	—	(2,226)
Other income (expense):
Equity in income (loss) of consolidated subsidiaries	(7,810)	—	(672)	8,482	—
Interest expense, net	(1,128)	(13,884)	22	—	(14,990)
Loss on early extinguishment of debt	—	(3,405)	—	—	(3,405)
Other, net	2,892	(1,541)	(1,690)	—	(339)

Income (loss) from continuing operations before income taxes	(7,599)	(15,562)	(6,281)	8,482	(20,960)
Provision (benefit) for income taxes	9,745	(7,957)	393	—	2,181

Income (loss) from continuing operations	(17,344)	(7,605)	(6,674)	8,482	(23,141)
Income (loss) from discontinued operations net of benefit for income taxes	—	(6,107)	12,576	—	6,469

Net income (loss)	(17,344)	(13,712)	5,902	8,482	(16,672)
Less: Income attributable to noncontrolling interest	—	—	—	(672)	(672)

Net income (loss) attributable to Willbros Group, Inc.	$(17,344)	$(13,712)	$5,902	$7,810	$(17,344)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14. Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months June 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income (loss)	$(6,901)	$(10,743)	$5,822	$4,921	$(6,901)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,590)	—	(1,590)	1,590	(1,590)
Changes in derivative financial instruments	—	232	—	—	232

Total other comprehensive income (loss), net of tax	(1,590)	232	(1,590)	1,590	(1,358)

Total comprehensive income (loss)	(8,491)	(10,511)	4,232	6,511	(8,259)
Less: comprehensive income attributable to noncontrolling interest	—	—	—	—	—

Total comprehensive income (loss) attributable to Willbros Group, Inc.	$(8,491)	$(10,511)	$4,232	$6,511	$(8,259)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Three Months June 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net income (loss)	$3,380	$(9,076)	$5,274	$4,130	$3,708
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(512)	—	(512)	512	(512)
Changes in derivative financial instruments	—	151	—	—	151

Total other comprehensive income (loss), net of tax	(512)	151	(512)	512	(361)

Total comprehensive income (loss)	2,868	(8,925)	4,762	4,642	3,347
Less: comprehensive income attributable to noncontrolling interest	—	—	—	(328)	(328)

Total comprehensive income (loss) attributable to Willbros Group, Inc.	$2,868	$(8,925)	$4,762	$4,314	$3,019

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14. Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Six Months Ended June 30, 2013
	Parent	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net income (loss)	$(2,709)	$(40,395)	$40,820	$(425)	$(2,709)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(2,591)	—	(2,591)	2,591	(2,591)
Changes in derivative financial instruments	—	460	—	—	460

Total other comprehensive income (loss), net of tax	(2,591)	460	(2,591)	2,591	(2,131)

Total comprehensive income (loss)	(5,300)	(39,935)	38,229	2,166	(4,840)
Less: comprehensive income attributable to noncontrolling interest	—	—	—	—	—

Total comprehensive income (loss) attributable to Willbros Group, Inc.	$(5,300)	$(39,935)	$38,229	$2,166	$(4,840)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Six Months Ended June 30, 2012
	Parent	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net income (loss)	$(17,344)	$(13,712)	$5,902	$8,482	$(16,672)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,516)	—	(1,516)	1,516	(1,516)
Changes in derivative financial instruments	—	34	—	—	34

Total other comprehensive income (loss), net of tax	(1,516)	34	(1,516)	1,516	(1,482)

Total comprehensive income (loss)	(18,860)	(13,678)	4,386	9,998	(18,154)
Less: comprehensive income attributable to noncontrolling interest	—	—	—	(672)	(672)

Total comprehensive income (loss) attributable to Willbros Group, Inc.	$(18,860)	$(13,678)	$4,386	$9,326	$(18,826)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14. Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Cash flows from operating activities of continuing operations	$881	$14,240	$2,352	$—	$17,473
Cash flows from operating activities of discontinued operations	—	507	(8,384)	—	(7,877)

Net cash from operating activities	881	14,747	(6,032)	—	9,596
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	—	417	24	—	441
Proceeds from sale of subsidiary	38,900	—	—	—	38,900
Purchase of property, plant and equipment	—	(4,381)	(326)	—	(4,707)
Net intercompany investing activities	—	34,000	—	(34,000)	—

Cash flows from investing activities of continuing operations	38,900	30,036	(302)	(34,000)	34,634
Cash flows from investing activities of discontinued operations	—	(346)	—	—	(346)

Net cash from investing activities	38,900	29,690	(302)	(34,000)	34,288
Cash flows from financing activities:
Proceeds from revolver and notes payable	—	32,129	—	—	32,129
Payments on capital leases	—	(815)	—	—	(815)
Payments of revolver and notes payable	—	(70,413)	—	—	(70,413)
Cost of debt issues	—	(1,274)	—	—	(1,274)
Payments to reacquire common stock	(536)	—	—	—	(536)
Payments to noncontrolling interest owners	(3,100)	—	—	—	(3,100)
Net intercompany financing activities	(34,000)	—	—	34,000	—

Cash flows from financing activities of continuing operations	(37,636)	(40,373)	—	34,000	(44,009)
Cash flows from financing activities of discontinued operations	—	(126)	—	—	(126)

Net cash from financing activities	(37,636)	(40,499)	—	34,000	(44,135)
Effect of exchange rate changes on cash and cash equivalents	—	—	(519)	—	(519)

Net increase (decrease) in cash and cash equivalents	2,145	3,938	(6,853)	—	(770)
Cash and cash equivalents of continuing operations at beginning of period (12/31/12)	24,875	13,984	9,919	—	48,778
Cash and cash equivalents of discontinued operations at beginning of period (12/31/12)	—	—	5,602	—	5,602

Cash and cash equivalents at beginning of period (12/31/12)	24,875	13,984	15,521	—	54,380
Cash and cash equivalents at end of period (6/30/13)	27,020	17,922	8,668	—	53,610
Less: cash and cash equivalents of discontinued operations at end of period (6/30/13)	—	—	—	—	—

Cash and cash equivalents of continuing operations at end of period (6/30/13)	$27,020	$17,922	$8,668	$—	$53,610

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14. Condensed Consolidating Guarantor Financial Statements (continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Cash flows from operating activities of continuing operations	$207	$41,687	$(31,716)	$—	$10,178
Cash flows from operating activities of discontinued operations	—	16,148	(6,539)	—	9,609

Net cash from operating activities	207	57,835	(38,255)	—	19,787
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	—	27	9,211	—	9,238
Purchase of property, plant and equipment	—	(4,250)	(3,016)	—	(7,266)

Cash flows from investing activities of continuing operations	—	(4,223)	6,195	—	1,972
Cash flows from investing activities of discontinued operations	—	374	15,360	—	15,734

Net cash from investing activities	—	(3,849)	21,555	—	17,706
Cash flows from financing activities:
Proceeds from revolver and notes payable	—	25,000	—	—	25,000
Payments on capital leases	—	(1,085)	—	—	(1,085)
Payments of revolver and notes payable	—	(36,596)	—	—	(36,596)
Payments on term loan facility	—	(46,700)	—	—	(46,700)
Payments to reacquire common stock	(395)	—	—	—	(395)
Dividend distribution to noncontrolling interest	—	—	(576)	—	(576)

Cash flows from financing activities of continuing operations	(395)	(59,381)	(576)	—	(60,352)
Cash flows from financing activities of discontinued operations	—	(399)	—	—	(399)

Net cash from financing activities	(395)	(59,780)	(576)	—	(60,751)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,706)	—	(1,706)

Net decrease in cash and cash equivalents	(188)	(5,794)	(18,982)	—	(24,964)
Cash and cash equivalents of continuing operations at beginning of period (12/31/11)	188	27,885	24,786	—	52,859
Cash and cash equivalents of discontinued operations at beginning of period (12/31/11)	—	—	10,586	—	10,586

Cash and cash equivalents at beginning of period (12/31/11)	188	27,885	35,372	—	63,445
Cash and cash equivalents at end of period (6/30/12)	—	22,091	16,390	—	38,481
Less: cash and cash equivalents of discontinued operations at end of period (6/30/12)	—	—	(1,577)	—	(1,577)

Cash and cash equivalents of continuing operations at end of period (6/30/12)	$—	$22,091	$14,813	$—	$36,904

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2013 and 2012, included in Item 1 of Part I of this Form 10-Q, and the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

OVERVIEW

Willbros is a specialty energy infrastructure contractor serving the oil, gas, refinery, petrochemical and power industries. Our offerings include engineering, procurement and construction (either individually or as an integrated “EPC” service offering), turnarounds, maintenance, facilities development and operations services.

Second Quarter of 2013

In the second quarter of 2013, we reported contract revenue of $487.9 million, an increase of approximately $37.4 million from the second quarter of 2012. The over $50.0 million revenue increase in our Canada segment was partially offset by a decrease in revenue in our Oil & Gas and Utility T&D segments. Our operating income of $9.4 million during the second quarter of 2013 was an increase of approximately $1.9 million from operating income of $7.5 million in the second quarter last year. Second quarter of 2013 results reflect improved operating income in the Utility T&D, Professional Services and Canada segments. These results were negatively impacted by losses in our Oil & Gas segment related to our regional delivery services and lower activity in our cross-country pipeline construction services.

Our Oil & Gas segment reported a decrease of $17.8 million in contract revenue from the second quarter of 2012 and a $15.2 million increase in operating loss. We believe that recent changes in the Oil & Gas segment and regional delivery services leadership, as well as improvements made in our estimating process and project management, are appropriate to minimize the losses in our regional delivery services. We continue to exercise patience and discipline with respect to the acquisition of new work in these regions and in our cross-country pipeline construction services where multiple opportunities are still available for execution in 2013. Revenue generated from our downstream construction and maintenance services increased over 40.0 percent from the second quarter of 2012 as a result of greater turnaround activity, as well as higher utilization of shops and fabrication resources.

Revenue generated by our Utility T&D segment remained relatively flat from the second quarter of last year. Positive operating performance in all lines of service contributed to the nearly 12.2 percent operating margin. Expanding margins were a result of successful completion in June of two of the remaining four Texas Competitive Renewable Energy Zone (“CREZ”) projects for Oncor, storm restoration work in Texas and Oklahoma and an early start on a new transmission construction project.

Our Canada segment continues to benefit from its new business model which focuses on the oil sands mine sites and in situ extraction developments. Contract revenue and operating income improved relative to last year significantly through our specialty construction and integrity services, infrastructure replacement projects and additional maintenance work.

Contract revenue generated by our Professional Services segment increased slightly during the second quarter of 2013 and reported operating margins of approximately 9.4 percent. Operating income for the quarter improved relative to the second quarter of 2012 due to strong performance in our upstream and midstream engineering, right-of-way, survey and government services offerings. The segment also benefited from expanding its geographic presence to offer our line locating and other integrity services to more markets.

Looking Forward

We expect increased opportunities for our Professional Services, Oil & Gas, Utility T&D and Canada segments. We continue to focus our management actions on risk identification and mitigation, and on lines of service which are underperforming, with the objective of generating improved operating results, cash flow and margins. Improving weather aided our second quarter results, and we believe we will maintain the level of activity in Professional Services and Utility T&D for the next two quarters, with improvement expected in Canada. The actions we have taken in our Oil & Gas regional operations should drive the improved operating performance of these services during the second half of the year. In our Oil & Gas segment, the recent award of a spread of the Seaway Pipeline project gives us optimism that the 2013 plan for these services will be achieved. We will continue to take actions to remediate or exit lines of service, which are not performing to expectations, and focus on expansion of services, which contribute superior risk adjusted margins and demonstrate growth potential, such as integrity services and electric transmission and distribution construction and maintenance.

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

A reconciliation of Adjusted EBITDA from continuing operations to U.S. GAAP financial information follows (in thousands):

	Six Months Ended
	June 30, 2013	June 30, 2012
Loss from continuing operations attributable to Willbros Group, Inc.	$(10,622)	$(23,141)
Interest expense, net	14,612	14,990
Provision for income taxes	3,738	2,181
Depreciation and amortization	22,307	23,854
Loss on early extinguishment of debt	—	3,405
Stock based compensation	2,798	3,917
Restructuring and reorganization costs	154	136
Gain on disposal of property and equipment	(1,042)	(2,005)
DOJ monitor cost	—	1,586

Adjusted EBITDA from continuing operations	$31,945	$24,923

Backlog

In our industry, backlog is considered an indicator of potential future performance as it represents a portion of the future revenue stream. Our strategy focuses on capturing quality backlog with margins commensurate with the risks associated with a given project, and we have put processes and procedures in place to identify contractual and execution risks in new work opportunities. We believe we have instilled in the organization the discipline to price, accept and book only work which meets stringent criteria for commercial success and profitability.

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

The following tables (in thousands) show our backlog from continuing operations by operating segment and geographic location as of June 30, 2013 and December 31, 2012:

	June 30, 2013				December 31, 2012
	12 Month	Percent	Total	Percent	12 Month	Percent	Total	Percent
Oil & Gas	$240,507	26.2%	$241,347	12.3%	$290,500	28.8%	$293,495	14.0%
Utility T&D	296,891	32.3%	1,079,261	55.2%	393,318	38.9%	1,257,403	59.9%
Professional Services	165,443	18.0%	220,707	11.3%	146,120	14.4%	197,752	9.4%
Canada	216,133	23.5%	415,804	21.2%	180,427	17.9%	349,520	16.7%

Total Backlog	$918,974	100.0%	$1,957,119	100.0%	$1,010,365	100.0%	$2,098,170	100.0%

	June 30, 2013		December 31, 2012
	Total	Percent	Total	Percent
Total Backlog by Geographic Region
United States	$1,537,313	78.6%	$1,743,906	83.1%
Canada	415,804	21.2%	349,520	16.7%
Other International	4,002	0.2%	4,744	0.2%

Backlog	$1,957,119	100.0%	$2,098,170	100.0%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In our Annual Report on Form 10-K for the year ended December 31, 2012, we identified and disclosed our significant accounting policies. Subsequent to December 31, 2012, there has been no change to our significant accounting policies.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

(in thousands)

	2013	2012	Change
Contract revenue
Oil & Gas	$186,387	$204,158	$(17,771)
Utility T&D	128,321	129,836	(1,515)
Professional Services	87,423	80,074	7,349
Canada	87,425	37,356	50,069
Eliminations	(1,692)	(1,002)	(690)

Total	487,864	450,422	37,442
General and administrative	41,914	33,242	8,672
Operating income
Oil & Gas	(18,758)	(3,539)	(15,219)
Utility T&D	15,628	9,347	6,281
Professional Services	8,185	4,596	3,589
Canada	4,308	(2,910)	7,218

Total	9,363	7,494	1,869
Other expense	(7,230)	(8,277)	1,047

Income (loss) from continuing operations before income taxes	2,133	(783)	2,916
Provision for income taxes	1,126	1,208	(82)

Income (loss) from continuing operations	1,007	(1,991)	2,998
Income (loss) from discontinued operations net of provision (benefit) for income taxes	(7,908)	5,699	(13,607)

Net income (loss)	$(6,901)	$3,708	$(10,609)

Consolidated Results

Contract Revenue

Contract revenue increased $37.4 million primarily attributable to significant growth in our Canada segment partially offset by a reduction of cross-country pipeline services provided within our Oil & Gas segment.

General and Administrative Expenses

General and administrative expense as a percentage of contract revenue was 8.6 percent in the second quarter of 2013 as compared to 7.4 percent in the second quarter of 2012 primarily due to increased management costs related to our regional delivery services, increased corporate costs and lower gains on sales of property and equipment.

Operating Income

Operating income increased $1.9 million driven primarily by improved operating income among the Utility T&D, Professional Services and Canada segments. This increase was partially offset by decreased performance within our Oil & Gas segment, specifically attributed to decreased performance in our regional delivery services.

Other Expense

Other expense decreased $1.0 million primarily due to the lack of debt extinguishment costs during the second quarter of 2013. Debt extinguishment costs during the second quarter of 2012 were the result of accelerated debt payments.

Provision for Income Taxes

Provision for income taxes decreased $0.1 million primarily attributed to specific tax adjustments related to second quarter activity in 2012 not recurring in second quarter 2013, such as, accruals for Canadian tax reassessments and Canadian Tax Withholding. In addition, a release of an uncertain tax position occurred in the second quarter 2013 that did not occur in the second quarter of 2012.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations decreased $13.6 million primarily due to continued losses in our electric and gas distribution business in the Northeast, coupled with a second quarter of 2012 gain on the sale of certain assets disposed of as part of the liquidation of our Canada cross-country pipeline business that did not recur in the second quarter of 2013.

Segment Results

Oil & Gas Segment

Contract revenue decreased $17.8 million driven predominantly by lower utilization in our cross-country pipeline services. The overall decrease was partially offset by growth in our downstream construction and maintenance services.

Operating loss increased $15.2 million primarily attributed to losses incurred in our regional delivery services and cross-county pipeline construction services. The overall decrease was partially offset by improved profitability in our downstream construction and maintenance services.

Utility T&D Segment

Contract revenue remained relatively flat quarter-over-quarter within all lines of service.

Operating income increased $6.3 million due to the successful completion of two of the four remaining Texas CREZ projects for Oncor, storm restoration work in Texas and Oklahoma and an early start on a new transmission construction project.

Professional Services Segment

Contract revenue increased $7.3 million primarily from higher demand for our line locating and downstream engineering services.

Operating income increased $3.6 million primarily due to strong performance in our upstream, midstream engineering, right-of-way, survey and government services.

Canada Segment

Contract revenue increased $50.1 million for the quarter driven primarily by the continuation of significant maintenance and construction projects in Northern Alberta focusing on the oil sands and in situ extraction sites.

Operating income increased $7.2 million primarily due to increased profits from our specialty construction and integrity services, ongoing infrastructure replacement projects and additional maintenance work.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

(in thousands)

	2013	2012	Change
Contract revenue
Oil & Gas	$371,371	$352,863	$18,508
Utility T&D	241,525	238,146	3,379
Professional Services	165,888	163,647	2,241
Canada	199,420	71,325	128,095
Eliminations	(2,981)	(1,853)	(1,128)

Total	975,223	824,128	151,095
General and administrative	79,552	70,811	8,741
Operating income (loss)
Oil & Gas	(33,329)	(6,225)	(27,104)
Utility T&D	17,521	5,784	11,737
Professional Services	8,798	4,176	4,622
Canada	14,815	(5,961)	20,776

Total	7,805	(2,226)	10,031
Other expense	(14,689)	(18,734)	4,045

Loss from continuing operations before income taxes	(6,884)	(20,960)	14,076
Provision for income taxes	3,738	2,181	1,557

Loss from continuing operations	(10,622)	(23,141)	12,519
Income from discontinued operations net of provision (benefit) for income taxes	7,913	6,469	1,444

Net loss	$(2,709)	$(16,672)	$13,963

Consolidated Results

Contract Revenue

Contract revenue increased $151.1 million which is primarily attributable to significant growth in construction and maintenance projects and specialty services in Canada and continued business growth and expansion of our regional delivery services within the liquids-rich shale plays across the United States.

General and Administrative Expenses

General and administrative expense as a percentage of contract revenue was 8.2 percent for the first six months of 2013 compared to 8.6 percent for the six months of 2012.

Operating Income (Loss)

Operating Income increased $10.0 million driven primarily by improved performance within our Canada segment, specifically through increased profitability in our specialty construction and integrity services as well as through improved performance on several completed infrastructure replacement construction projects. The Utility T&D and Professional Services segments also contributed to the increase in operating income. This improved performance was partially offset by an increase in operating losses within our Oil & Gas segment primarily attributed to losses incurred in our regional delivery services.

Other Expense

Other expense decreased $4.0 million primarily due to the lack of debt extinguishment costs during the first six months of 2013. Debt extinguishment costs during the first two quarters of 2012 were the result of accelerated debt payments.

Provision for Income Taxes

Provision for income taxes increased $1.6 million primarily related to Canada being in a profit position for the first six months of 2013 versus a loss position for the first six months of 2012.

Income from Discontinued Operations

Income (loss) from discontinued operations increased $1.4 million driven primarily by a gain on the sale of Willbros Middle East Limited, which held our operations in Oman. The increase was partially offset by continued losses in our electric and gas distribution business in the Northeast coupled with a gain on the sale of certain assets disposed of as part of the liquidation of our Canada cross-country pipeline business during the first six months of 2012 that did not recur during the first six months of 2013.

Segment Results

Oil & Gas Segment

Contract revenue increased $18.5 million driven predominantly by continued growth and expansion of our regional delivery services into the liquids-rich shale plays across the United States offset by lower utilization across our cross-county pipeline construction services.

Operating loss increased $27.1 million primarily attributable to decreased performance in our regional delivery services, partially offset by improved performance in our downstream construction and maintenance services.

Utility T&D Segment

Contract revenue increased $3.4 million driven primarily through additional wireless work performed in the Southwest combined with continued steady sales under our alliance agreement with Oncor. The increase was partially offset by a decline in cable restoration services due to poor weather in the Midwest and Northeast during the first quarter of 2013.

Operating income increased $11.7 million due to successful completion of two of the four remaining Texas CREZ projects for Oncor, storm restoration work in Texas and Oklahoma and an early start on a new transmission construction project.

Professional Services Segment

Contract revenue increased $2.2 million primarily through higher demand for our core engineering, integrity and government services offerings. This increase was partially offset by a reduction in EPC activity year-over-year as a number of contracts awarded in 2012 were completed during the first six months of 2013.

Operating income increased $4.6 million mainly due to strong performance in our upstream, midstream engineering, right-of-way, survey and government services.

Canada Segment

Contract revenue increased $128.1 million for the first half of 2013 driven primarily by the continuation of significant maintenance and construction projects in Northern Alberta focusing on the oil sands and in situ extraction sites.

Operating income increased $20.8 million in the first six months of 2013 primarily due to increased profits from our specialty construction and integrity services, ongoing infrastructure replacement projects and additional maintenance work.

LIQUIDITY AND CAPITAL RESOURCES

Additional Sources and Uses of Capital

Pursuant to our Amendment and Restatement Agreement dated as of November 8, 2012, the 2010 Credit Agreement was amended and restated in its entirety (the “Amended and Restated Credit Agreement”). Under the Amended and Restated Credit Agreement, certain existing lenders under the Revolving Credit Facility holding an aggregate amount of commitments equal to $115.0 million, agreed that the maturity applicable to such commitments would be extended by one year, to June 30, 2014. On June 30, 2013, our obligations under the existing Term Loan Facility and Revolving Credit Facility were due within one year. Subsequent to June 30, 2013, we refinanced these obligations by entering into a five-year $150.0 million asset based senior revolving credit facility maturing on August 7, 2018 (the “ABL Credit Facility”), and a six-year $250.0 million term loan facility maturing on August 7, 2019 (the “2013 Term Loan Facility” and together with the ABL Credit Facility, the “2013 Credit Facilities”), effective August 7, 2013. Therefore, we have classified our obligations under the Term Loan Facility and Revolving Credit Facility as long-term on our Condensed Consolidated Balance Sheet.

Proceeds from the 2013 Term Loan Facility were used to repay all indebtedness under the existing Term Loan Facility and Revolving Credit Facility under the Amended and Restated Credit Agreement, to pay fees and expenses incurred in connection with the transactions and for working capital purposes.

Prior to the refinancing, we had $59.4 million in outstanding revolver borrowings and $51.6 million in letters of credit outstanding, with $4.0 million remaining against our $115.0 million capacity as of June 30, 2013 and were in compliance with all covenants under the Amended and Restated Credit Agreement. We expect the 2013 Credit Facilities to provide approximately $90.0 million in additional liquidity.

ABL Credit Facility

The initial aggregate amount of commitments for the ABL Credit Facility is comprised of $125.0 million for the U.S. facility (the “U.S. Facility”) and $25.0 million for the Canadian facility (the “Canadian Facility”). The ABL Credit Facility includes a sublimit of $100.0 million for letters of credit and includes an accordion feature permitting the borrowers, under certain conditions, to increase the aggregate amount by an incremental $75.0 million, with additional commitments from existing lenders or new commitments from lenders reasonably acceptable to the administrative agent. The borrowers under the U.S. Facility consist of all of the Company’s U.S. operating subsidiaries with assets included in the borrowing base and is guaranteed by Willbros Group, Inc. and its material U.S. subsidiaries, other than excluded subsidiaries. The borrower under the Canadian Facility is Willbros Construction Services (Canada) LP and the Canadian Facility is guaranteed by Willbros Group, Inc. and all of its material U.S. and Canadian subsidiaries, other than excluded subsidiaries.

Advances under the U.S. and Canadian Facility will be limited to a borrowing base consisting of the sum of 85 percent of the value of “eligible accounts” and 60 percent of the value of “eligible unbilled accounts” less applicable reserves, which the administrative agent may establish from time to time in its permitted discretion. Eligible unbilled accounts may not exceed $50.0 million in the aggregate. Advances in U.S. dollars will initially bear interest at a rate equal to London Inter-Bank Offered Rate (“LIBOR”) plus 250 basis points or the U.S. or Canadian base rate plus 150 basis points. Advances in Canadian dollars will initially bear interest at the Bankers Acceptance (“BA”) Equivalent Rate plus 250 basis points or the Canadian prime rate plus 150 basis points.

Commencing on the first day of the month following receipt of our condensed consolidated financial statements for the quarterly period ended September 30, 2013, the interest rate margins will be further adjusted each quarter based on our fixed charge coverage ratio as follows:

Fixed Charge Coverage Ratio	U.S. Base Rate, Canadian Base Rate and Canadian Prime Rate Loans	LIBOR Loans, BA Rate Loans and Letter of Credit Fees
>1.25 to 1	1.25%	2.25%
<1.25 to 1 and 1.15 to 1	1.50%	2.50%
<1.15 to 1	1.75%	2.75%

The borrowers will also pay an unused line fee on each of the U.S. and Canadian Facilities equal to 50 basis points when usage under the applicable facility during the preceding calendar month is less than 50 percent of the commitments or 37.5 basis points when usage under the applicable facility equals or exceeds 50 percent of the commitments for such period. With respect to the letters of credit, the borrowers will pay a letter of credit fee equal to the applicable LIBOR margin, shown in the table above, on all letters of credit and a 0.125 percent fronting fee to the issuing bank, in each case, payable monthly in arrears.

Obligations under the ABL Credit Facility are secured by a first priority security interest in the borrowers’ and guarantors’ accounts receivable, deposit accounts and similar assets (the “ABL Priority Collateral”) and a second priority security interest in the borrowers’ and guarantors’ equipment, inventory, subsidiary capital stock and intellectual property, which is subject to the first priority security interest of the collateral agent for the 2013 Term Loan Facility ( the “Term Loan Priority Collateral”).

2013 Term Loan Facility

The 2013 Term Loan Facility provides for a $250.0 million term loan, which we drew in full on the effective date of the credit agreement under the 2013 Term Loan Facility. Term loans were issued at a discount such that the funded portion was equal to 96.5 percent of the principal amount of the term loans. The borrower under the Term Loan Facility is Willbros Group, Inc. with all of its obligations guaranteed by all of its material U.S. subsidiaries, other than excluded subsidiaries. The 2013 Credit Facilities permits the Company under certain conditions, to add one or more incremental term loans to the 2013 Term Loan Facility in an aggregate principal amount up to $50.0 million.

The term loans are repayable in equal quarterly installments in an aggregate amount equal to 0.25 percent of the original amount of the 2013 Term Loan Facility. The balance of the 2013 Term Loan Facility is repayable on August 7, 2019. We are permitted to make optional prepayments at any time, subject to a variable prepayment premium if the prepayment is made prior to August 6, 2016. Mandatory prepayments of term loans are required from (i) 100 percent of the proceeds of the sale of assets constituting Term Loan Priority Collateral, subject to reinvestment provisions and certain exceptions and thresholds, (ii) 100 percent of the net cash proceeds from issuances of debt by us and our subsidiaries, other than permitted indebtedness and (iii) 75 percent (with step-downs to 50 percent and 0 percent based on a leverage ratio) of annual “excess cash flow” provided that any voluntary prepayments of term loans will be credited against excess cash flow obligations.

The term loans will bear interest at the “ABR” plus an applicable margin, or the “Eurodollar Rate” plus an applicable margin. The ABR is the highest of (i) the rate announced by JPMorgan Chase Bank, N.A. as its prime rate, (ii) the federal funds rate plus 0.5 percent, (iii) the Eurodollar Rate applicable for a period of one month plus 1.0 percent and (iv) 2.25 percent. The Eurodollar Rate is the rate for Eurodollar deposits for a period equal to one, two, three or six months, as selected by Willbros Group, Inc. The applicable margin for ABR loans is 8.75 percent, and the applicable margin for Eurodollar loans is 9.75 percent.

Obligations under the 2013 Term Loan Facility are secured by a first priority security interest in the Term Loan Priority Collateral and a second priority security interest in the ABL Priority Collateral.

Covenants under the 2013 Credit Facilities

The table below sets forth the primary covenants included in the 2013 Credit Facilities and the pro-forma calculation with respect to these covenants at June 30, 2013:

	Covenants Requirements	Pro-Forma Ratios at June 30, 2013
Maximum Total Leverage Ratio(1) under the 2013 Term Loan Facility (the ratio of Consolidated Debt to Consolidated EBITDA as defined in the credit agreement for the 2013 Term Loan Facility) should be equal to or less than:	4.00 to 1	2.59
Minimum Interest Coverage Ratio(2) under the 2013 Term Loan Facility (the ratio of Consolidated EBITDA to Consolidated Interest Expense as defined in the credit agreement for the 2013 Term Loan Facility) should be equal to or greater than:	3.00 to 1	4.63
Minimum Fixed Charge Coverage Ratio(3) under the ABL Credit Facility (the ratio of Consolidated EBITDA less Capital Expenditures to Consolidated Interest Expense, Restricted Payments made in cash and scheduled cash principal payments made on borrowed money as defined in the credit agreement for the ABL Credit Facility) should be equal to or greater than:	1.15 to 1	N/A	(3)

(1)	The Maximum Total Leverage Ratio decreases to 3.50 as of March 31, 2014, 3.00 as of June 30, 2014 and 2.75 as of March 31, 2015.
(2)	The Minimum Interest Coverage Ratio increases to 3.25 as of December 31, 2013 and 3.50 as of March 31, 2014.
(3)

The Minimum Fixed Charge Coverage Ratio is applicable only if excess availability under the ABL Credit Facility is less than the greater of 15 percent of the commitments or $22.5 million. In addition, prepayments of indebtedness under the 2013 Term Loan

Facility are permitted if excess availability under the ABL Credit Facility exceeds the greater of 20 percent of the commitments and $30.0 million and the borrowers and guarantors are in compliance with the Minimum Fixed Charge Coverage Ratio on a pro forma basis immediately prior to and giving effect to the prepayment. Prepayments of indebtedness under the 2013 Term Loan Facility are permitted without restriction to the extent such prepayments are from the proceeds of dispositions of the Term Loan Priority Collateral.

Depending on our financial performance, we may be required to request amendments, or waivers for the primary covenants, dispose of assets, or obtain refinancing in future periods. There can be no assurance that we will be able to obtain amendments or waivers, complete asset sales, or negotiate agreeable refinancing terms should it become needed.

The 2013 Credit Facilities also include customary representations and warranties and affirmative and negative covenants, including:

•	limitations on liens and indebtedness;

•	limitations on dividends and other payments in respect of capital stock;

•	limitations on capital expenditures; and

•	limitations on modifications of the documentation of the ABL Credit Facility.

A default under the 2013 Credit Facilities may be triggered by events such as a failure to comply with financial covenants or other covenants under the 2013 Credit Facilities, a failure to make payments when due under the 2013 Credit Facilities, a failure to make payments when due in respect of, or a failure to perform obligations relating to, debt obligations in excess of $15.0 million, a change of control of the Company and certain insolvency proceedings. A default under the ABL Credit Facility would permit the lenders to terminate their commitment to make cash advances or issue letters of credit, require the immediate repayment of any outstanding cash advances with interest and require the cash collateralization of outstanding letter of credit obligations. A default under the 2013 Term Loan Facility would permit the lenders to require the immediate repayment of all principal, interest, fees and other amounts thereunder.

We believe that the refinancing of our indebtedness into the 2013 Credit Facilities provides a more flexible capital structure and strengthens our overall balance sheet. We will continue to pursue opportunities to reduce our indebtedness, which may include additional sales of non-strategic and under-performing assets (including equipment, real property and businesses) as well as accessing capital markets.

Settlement Agreement

On March 29, 2012, we entered into a Settlement Agreement with West African Gas Pipeline Company Limited (“WAPCo”) to settle the West Africa Gas Pipeline project litigation. The Settlement Agreement provides that we must make payments to WAPCo totaling $55.5 million of which $14.0 million was paid in 2012 and $2.5 million was paid in the second quarter of 2013. Of the remaining $39.0 million due to WAPCo, $2.5 million is due at the end of the fourth quarter of 2013, $3.8 million is due at the end of the second quarter of 2014 and $32.7 million is due at the end of the fourth quarter of 2014.

For additional information regarding the Settlement Agreement, see the discussion in Note 12 – Discontinuance of Operations, Held for Sale Operations and Asset Disposals.

Cash Balances

As of June 30, 2013, we had cash and cash equivalents of $53.6 million. Our cash and cash equivalent balances held in the United States and foreign countries were $44.7 million and $8.9 million, respectively. In 2011, we discontinued our strategy of reinvesting non-U.S. earnings in foreign operations.

Our working capital position for continuing operations increased $0.8 million to $211.5 million at June 30, 2013 from $210.7 million at December 31, 2012. We continue to carry large amounts of accounts receivable and accounts payable as of June 30, 2013 due to increased levels of business activity as well as additional emphasis in achieving a cash neutral position in our customer contract negotiations by balancing our receivable collections with our vendor payments. Occasionally, vendor payments have been delayed to improve our liquidity when clients delayed payments or we were delayed in reaching project milestone payments. We expect that liquidity will improve as collections from customers increase.

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

Cash flows provided by (used in) continuing operations by type of activity were as follows for the six months ended June 30, 2013 and 2012 (in thousands):

	2013	2012	Increase (Decrease)
Operating activities	$17,473	$10,178	$7,295
Investing activities	34,634	1,972	32,662
Financing activities	(44,009)	(60,352)	16,343
Effect of exchange rate changes	(519)	(1,706)	1,187

Cash provided by (used in) all continuing activities	$7,579	$(49,908)	$57,487

Operating Activities

Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of collection of receivables and the settlement of payables and other obligations. Working capital needs are generally higher during the summer and fall months when the majority of our capital-intensive projects are executed. Conversely, working capital assets are typically converted to cash during the late fall and winter months. Operating activities from continuing operations provided net cash of $17.5 million during the six months ended June 30, 2013 as compared to $10.2 million provided during the same period of 2012. The $7.3 million increase in cash flow provided by operating activities is primarily a result of the following:

•	An increase in cash flow provided by accounts receivable of $75.2 million attributed to changes in business activity and the timing of cash collections during the period,

•	An increase in cash flow provided by contracts in progress of $10.9 million attributed primarily to changes in business activity,

•

An increase in cash flow provided by income from continuing operations of $9.4 million, net of non-cash effects driven primarily through a reduction in our net loss from continuing operations during the six months ended June 30, 2013; and

•	An increase in cash flow provided by changes in other assets and liabilities of $2.3 million related to the timing of cash payments and receipts during the first six months of 2013.

This was partially offset by:

•	A decrease in cash flow provided by accounts payable of $90.3 million related to the timing of cash disbursements during the period.

Investing Activities

Investing activities provided net cash of $34.6 million during the six months ended June 30, 2013 as compared to $2.0 million provided during the same period in 2012. The $32.6 million increase in cash flow provided by investing activities is primarily the result of the following:

•	A $38.9 million increase in proceeds during 2013 due to the sale of Willbros Middle East Limited, which held our operations in Oman; and

•	A $2.6 million decrease in purchases of property, plant and equipment during the first six months of 2013 as compared to the first six months of 2012.

This was partially offset by:

•	An $8.8 million decrease in proceeds from sales of property, plant and equipment during the first six months of 2013 as compared to the same period in 2012.

Financing Activities

Financing activities used net cash of $44.0 million during the six months ended June 30, 2013 as compared to $60.3 million used during the same period of 2012. The $16.3 million decrease in cash flow used in financing activities is primarily a result of the following:

•	An $12.9 million decrease in payments against our Term Loan Facility and other debt instruments during the first six months of 2013 as compared to the same period in 2012; and

•	A $7.1 million increase in proceeds from our Revolving Credit Facility and other debt instruments during the first six months of 2013 as compared to the same period in 2012.

This was partially offset by:

•	A $3.1 million increase in payments made to the noncontrolling interest owner in connection with the sale of Willbros Middle East Limited, which held our operations in Oman.

Discontinued Operations

Cash flows used in operating activities increased $17.5 million in the first six months of 2013 as compared to the same period in 2012. This was primarily a result of an increase in cash outflows related to our electric and gas distribution business in the Northeast.

Cash flows provided by investing activities decreased $16.1 million during the first six months of 2013 primarily due to proceeds received in connection with the sale of certain assets related to our Canadian cross-country pipeline business in the second quarter of 2012 that did not recur in 2013.

Interest Rate Risk

Interest Rate Swaps

We are subject to hedging arrangements to fix or otherwise limit the interest cost of our variable interest rate borrowings. We are subject to interest rate risk on our debt and investment of cash and cash equivalents arising in the normal course of business. We do not engage in speculative trading strategies.

We currently have two interest rate swap agreements outstanding for a total notional amount of $150.0 million in order to hedge changes in our variable rate interest expense on $150.0 million of our existing LIBOR indexed debt. Under each swap agreement, we receive interest at a rate based on the maximum of either three-month LIBOR or 2 percent and pay interest at a fixed rate of 2.68 percent through June 30, 2014. The swap agreements are designated and qualify as cash flow hedging instruments, with the effective portion of the swaps’ change in fair value recorded in Other Comprehensive Income (“OCI”). The interest rate swaps are deemed to be highly effective hedges, and resulted in an immaterial amount recorded for hedge ineffectiveness in the Condensed Consolidated Statements of Operations. Amounts in OCI are reported in interest expense when the hedged interest payments on the underlying debt are recognized. The carrying amount and the fair value of our swap agreements are equivalent since we account for these instruments at fair value. The value of our swap agreements are derived from pricing models using inputs based on market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. For validation purposes, the swap valuations are periodically compared to those produced by swap counterparties. Amounts of OCI relating to the interest rate swaps expected to be recognized in interest expense in the coming 12 months total $1.0 million.

Capital Requirements

Our financing objective is to maintain financial flexibility to meet the material, equipment and personnel needs to support our project and MSA commitments. Our primary sources of capital are our cash on hand, operating cash flows and borrowings under our new ABL Credit Facility.

We believe that our financial results combined with our current liquidity and financial management will ensure sufficient cash to meet our capital requirements for continuing operations. As such, we are focused on the following significant capital requirements:

•	Providing working capital for projects in process and those scheduled to begin in 2013; and

•	Funding our 2013 capital budget of approximately $25.0 million of which $18.7 million remained unspent as of June 30, 2013.

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

Our primary market risk is our exposure to changes in non-U.S. (primarily Canada) currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expense in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expense in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at June 30, 2013 and 2012.

The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities shown in the Condensed Consolidated Balance Sheets approximate fair value at June 30, 2013 due to the generally short maturities of these items. At June 30, 2013, we invested primarily in short-term dollar denominated bank deposits. We have the ability and expect to hold our investments to maturity. Under our 2013 Credit Facilities, a 100 basis point increase in interest rates would increase interest expense by approximately $0.3 million. Conversely, a 100 basis point decrease in interest rates would decrease interest expense by $0.3 million.

We are subject to hedging arrangements to fix or otherwise limit the interest cost of our existing variable interest rate borrowings. We are subject to interest rate risk on our debt and investment of cash and cash equivalents arising in the normal course of business. We do not engage in speculative trading strategies.

We currently have two interest rate swap agreements outstanding for a total notional amount of $150.0 million in order to hedge changes in our variable rate interest expense on $150.0 million of our existing LIBOR indexed debt. Under each swap agreement, we receive interest at a rate based on the maximum of either three-month LIBOR or 2 percent and pay interest at a fixed rate of 2.68 percent through June 30, 2014. The swap agreements are designated and qualify as cash flow hedging instruments with the effective portion of the swaps’ change in fair value recorded in OCI. The interest rate swaps are deemed to be highly effective hedges and resulted in an immaterial amount recorded for hedge ineffectiveness in the Condensed Consolidated Statements of Operations. Amounts in OCI are reported in interest expense when the hedged interest payments on the underlying debt are recognized. The carrying amount and fair value of the swap agreements are equivalent since we account for these instruments at fair value. The fair value of the swap agreements was $1.0 million at June 30, 2013 and was based on using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates. A 100 basis point increase in interest rates would increase the fair value of the swaps by $0.8 million. Conversely, a 100 basis point decrease in interest rates (subject to minimum rates of zero) would decrease the fair value of the swaps by $1.0 million.

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

As of June 30, 2013, we have carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2013.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see the discussion under the caption “Contingencies” in Note 10 – Contingencies, Commitments and Other Circumstances of our “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Form 10-Q, which information from Note 10 is incorporated by reference herein.

Item 1A. Risk Factors

There have been no material changes to the risk factors involving us from those previously disclosed in Item 1A of Part I included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, except that, as a result of the refinancing of our Amended and Restated Credit Agreement, as discussed in Note 13 – Subsequent Event of our “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Form 10-Q, the following risk factors are no longer applicable: “We face a risk of non-compliance with certain covenants in our credit agreement”; and “Beginning in July 2013, the interest rate on our borrowings will increase and the total revolving commitment will decrease. Our credit facility expires on June 30, 2014.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of our common stock by us during the quarter ended June 30, 2013:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2013 – April 30, 2013	851	$8.96	—	—
May 1, 2013 – May 31, 2013	6,067	7.18	—	—
June 1, 2013 – June 30, 2013	1,443	6.56	—	—

Total	8,361	$7.25	—	—

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

Restriction on Payment of Dividends

The description of the restriction on the payment of dividends set forth in Item 5 below is incorporated by reference herein.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Entry into a Material Definitive Agreement

On August 7, 2013, the Company completed the refinancing of its existing senior secured credit facility (the “Refinanced Facility”), by entering into (i) a five-year $150 million asset based senior revolving credit facility, with Bank of America, N.A. serving as sole administrative agent for the lenders thereunder, collateral agent, issuing bank and swingline lender (the “ABL Credit Facility”), and (ii) a six-year $250 million term loan facility with JPMorgan Chase Bank, N.A. serving as sole administrative agent for the lenders thereunder (the “Term Facility,” and, together with the ABL Credit Facility, the “New Facilities”). Proceeds from the Term Facility were used to refinance the outstanding term loans and revolving loans under the Refinanced Facility, to pay fees and expenses incurred in connection with the transactions and for working capital purposes.

The description of the New Facilities set forth in Note 13 – Subsequent Event of our “Notes to Condensed Consolidated Financial Statements” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Additional Sources and Uses of Capital” in Items 1 and 2 of Part I of this Form 10-Q, respectively, is incorporated by reference herein.

Bank of America, N.A., JPMorgan Chase Bank, N.A. and certain of the lenders under the New Facilities and/or their affiliates have provided, from time to time, and may continue to provide, commercial banking, investment banking, financial and other services to the Company and/or its affiliates for which the Company and/or its affiliates have paid, and expect to pay, customary fees.

Termination of a Material Definitive Agreement

Effective August 7, 2013, in connection with the closing of the New Facilities, the Company repaid all indebtedness under the Refinanced Facility and terminated the Credit Agreement dated as of June 30, 2010, as amended and restated on November 8, 2012, among Willbros United States Holdings, Inc., as borrower, the

Company and certain subsidiaries thereof, as guarantors, the lenders from time to time party thereto, Crédit Agricole Corporate and Investment Bank (“Crédit Agricole”), as administrative agent, collateral agent and issuing bank, UBS Securities LLC, as syndication agent (“UBS”), and Natixis, the Bank of Nova Scotia and Capital One, N.A., as co-documentation agents. The Refinanced Facility was scheduled to expire in June 2014.

Crédit Agricole, UBS and certain of the Lenders under the Refinanced Facility and/or their affiliates have provided, from time to time, and may continue to provide, commercial banking, investment banking, financial and other services to the Company and/or its affiliates for which the Company and/or its affiliates have paid, and expect to pay, customary fees.

Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant

On August 7, 2013, the Company borrowed $250.0 million of term loans under the Term Facility. The description of the term loans and other provisions of the credit agreement for the Term Facility is set forth in Note 13 – Subsequent Event of our “Notes to Condensed Consolidated Financial Statements” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Additional Sources and Uses of Capital” in Items 1 and 2 of Part I of this Form 10-Q, respectively, and is incorporated by reference herein.

Material Modification to Rights of Security Holders

The Term Facility prohibits the Company from paying cash dividends on its common stock.

Item 6. Exhibits

The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

10.1	Amendment No. 1 dated April 16, 2013 to Employment Agreement dated September 20, 2010 among Willbros United States Holdings, Inc., Willbros Group, Inc. and Robert R. Harl (filed as Exhibit 10 to our current report on Form 8-K dated April 16, 2013, filed April 18, 2013).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLBROS GROUP, INC.

Date: August 8, 2013	By:	/s/ Van A. Welch
Van A. Welch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

Exhibit Number	Description

10.1	Amendment No 1 dated April 16, 2013, to Employment Agreement dated September 20, 2010 among Willbros United States Holdings, Inc., Willbros Group, Inc. and Robert R. Harl (filed as Exhibit 10 to our current report on Form 8-K dated April 16, 2013, filed April 18, 2013).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.