Form 10-Q
period 2013-09-30
Willbros Group, Inc.\NEW\
filed 2013-11-06
CIK 1449732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of the registrant’s Common Stock, $.05 par value, outstanding as of November 1, 2013 was 49,779,832.

WILLBROS GROUP, INC.

FORM 10-Q

FOR QUARTER ENDED SEPTEMBER 30, 2013

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$20,075	$48,778
Accounts receivable, net	372,389	380,570
Contract cost and recognized income not yet billed	88,571	89,658
Prepaid expenses and other assets	27,820	31,515
Parts and supplies inventories	5,126	5,264
Deferred income taxes	10,260	10,368
Assets held for sale	43,948	90,940

Total current assets	568,189	657,093
Property, plant and equipment, net	112,859	123,985
Intangible assets, net	146,859	158,062
Deferred income taxes	—	113
Other assets	36,139	38,993

Total assets	$864,046	$978,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$244,378	$295,507
Contract billings in excess of cost and recognized income	19,173	36,243
Current portion of capital lease obligations	961	1,317
Notes payable and current portion of long-term debt	5,602	5,408
Current portion of settlement obligation of discontinued operations	6,250	5,000
Accrued income taxes	3,471	8,387
Liabilities held for sale	16,551	26,174
Other current liabilities	6,167	8,545

Total current liabilities	302,553	386,581
Long-term debt	301,126	294,353
Capital lease obligations	1,605	2,281
Long-term portion of settlement obligation of discontinued operations	32,750	36,500
Long-term liabilities for unrecognized tax benefits	4,729	4,956
Deferred income taxes	8,425	8,624
Other long-term liabilities	37,311	38,618

Total liabilities	688,499	771,913
Contingencies and commitments (Note 10)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 70,000,000 shares authorized and 50,926,969 shares issued at September 30, 2013 (50,084,890 at December 31, 2012)	2,543	2,504
Capital in excess of par value	689,226	687,101
Accumulated deficit	(514,693)	(486,051)
Treasury stock at cost, 1,134,414 shares at September 30, 2013 (1,013,399 at December 31, 2012)	(11,949)	(11,394)
Accumulated other comprehensive income	10,131	13,504

Total Willbros Group, Inc. stockholders’ equity	175,258	205,664
Noncontrolling interest	289	669

Total stockholders’ equity	175,547	206,333

Total liabilities and stockholders’ equity	$864,046	$978,246

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Contract revenue	$503,038	$547,993	$1,478,261	$1,372,121
Operating expenses:
Contract	445,693	494,774	1,326,017	1,242,871
Amortization of intangibles	3,769	3,770	11,311	11,216
General and administrative	42,708	38,131	122,260	108,942

	492,170	536,675	1,459,588	1,363,029

Operating income	10,868	11,318	18,673	9,092
Other expense:
Interest expense, net	(8,220)	(6,464)	(22,832)	(21,454)
Loss on early extinguishment of debt	(11,573)	—	(11,573)	(3,405)
Other, net	(336)	(110)	(413)	(449)

	(20,129)	(6,574)	(34,818)	(25,308)

Income (loss) from continuing operations before income taxes	(9,261)	4,744	(16,145)	(16,216)
Provision for income taxes	3,205	897	6,943	3,078

Income (loss) from continuing operations	(12,466)	3,847	(23,088)	(19,294)
Income (loss) from discontinued operations net of provision for income taxes	(13,467)	(3,112)	(5,554)	3,357

Net income (loss)	(25,933)	735	(28,642)	(15,937)
Less: Income attributable to noncontrolling interest	—	(273)	—	(945)

Net income (loss) attributable to Willbros Group, Inc.	$(25,933)	$462	$(28,642)	$(16,882)

Reconciliation of net income (loss) attributable to Willbros Group, Inc.
Income (loss) from continuing operations	$(12,466)	$3,847	$(23,088)	$(19,294)
Income (loss) from discontinued operations	(13,467)	(3,385)	(5,554)	2,412

Net income (loss) attributable to Willbros Group, Inc.	$(25,933)	$462	$(28,642)	$(16,882)

Basic income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$(0.26)	$0.08	$(0.48)	$(0.40)
Income (loss) from discontinued operations	(0.28)	(0.07)	(0.11)	0.05

Net income (loss)	$(0.54)	$0.01	$(0.59)	$(0.35)

Diluted income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$(0.26)	$0.08	$(0.48)	$(0.40)
Income (loss) from discontinued operations	(0.28)	(0.07)	(0.11)	0.05

Net income (loss)	$(0.54)	$0.01	$(0.59)	$(0.35)

Weighted average number of common shares outstanding:
Basic	48,642,180	48,119,758	48,512,089	47,965,380

Diluted	48,642,180	48,508,511	48,512,089	47,965,380

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(25,933)	$735	$(28,642)	$(15,937)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	1,093	423	(1,498)	(1,093)
Changes in derivative financial instruments	(2,335)	198	(1,875)	232

Total other comprehensive income (loss), net of tax	(1,242)	621	(3,373)	(861)

Total comprehensive income (loss)	(27,175)	1,356	(32,015)	(16,798)
Less: Comprehensive income attributable to noncontrolling interest	—	(273)	—	(945)

Total comprehensive income (loss) attributable to Willbros Group, Inc.	$(27,175)	$1,083	$(32,015)	$(17,743)

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(28,642)	$(15,937)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) loss from discontinued operations	5,554	(3,357)
Depreciation and amortization	32,246	34,788
Loss on early extinguishment of debt	11,573	3,405
Stock-based compensation	4,784	5,761
Amortization of debt issuance costs	4,012	3,218
Non-cash interest expense	2,043	1,649
Deferred income tax expense	(6)	(1,810)
Gain on disposal of property and equipment	(1,677)	(2,623)
Other non-cash	1,173	712
Changes in operating assets and liabilities:
Accounts receivable, net	4,324	(143,845)
Contract cost and recognized income not yet billed	566	(63,107)
Prepaid expenses and other assets	3,608	13,157
Accounts payable and accrued liabilities	(53,782)	146,671
Accrued income taxes	(4,755)	3,926
Contract billings in excess of cost and recognized income	(16,897)	14,583
Other assets and liabilities, net	(7,372)	(9,721)

Cash used in operating activities of continuing operations	(43,248)	(12,530)
Cash used in operating activities of discontinued operations	(14,811)	(16,190)

Cash used in operating activities	(58,059)	(28,720)
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	807	10,129
Proceeds from sale of subsidiary	38,900	—
Purchase of property, plant and equipment	(9,673)	(10,506)

Cash provided by (used in) investing activities of continuing operations	30,034	(377)
Cash (used in) provided by investing activities of discontinued operations	(212)	16,050

Cash provided by investing activities	29,822	15,673
Cash flows from financing activities:
Proceeds from revolver and notes payable	323,379	57,000
Payments on capital leases	(1,131)	(1,453)
Payments of revolver and notes payable	(129,820)	(39,140)
Payments on term loan facility	(189,171)	(46,700)
Payments to reacquire common stock	(555)	(531)
Payments to noncontrolling interest owners	(3,100)	—
Costs of debt issuance	(5,194)	—
Dividend distribution to noncontrolling interest	—	(916)

Cash used in financing activities of continuing operations	(5,592)	(31,740)
Cash used in financing activities of discontinued operations	(166)	(640)

Cash used in financing activities	(5,758)	(32,380)
Effect of exchange rate changes on cash and cash equivalents	(310)	(2,110)

Net decrease in cash and cash equivalents	(34,305)	(47,537)
Cash and cash equivalents of continuing operations at beginning of period	48,778	52,859
Cash and cash equivalents of discontinued operations at beginning of period	5,602	10,586

Cash and cash equivalents at beginning of period	54,380	63,445
Cash and cash equivalents at end of period	20,075	15,908
Less: cash and cash equivalents of discontinued operations at end of period	—	(5,020)

Cash and cash equivalents of continuing operations at end of period	$20,075	$10,888

Supplemental disclosures of cash flow information:
Cash paid for interest (including discontinued operations)	$19,148	$15,453
Cash paid for income taxes (including discontinued operations)	$12,080	$13,443
Supplemental non-cash investing and financing transactions:
Prepaid insurance obtained by note payable	$—	$15,953

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The Company and Basis of Presentation

Willbros Group, Inc., a Delaware corporation, and its subsidiaries (the “Company,” “Willbros” or “WGI”), is a specialty energy infrastructure contractor serving the oil, gas, refining, petrochemical and power industries. The Company’s offerings include engineering, procurement and construction (either individually or as an integrated “EPC” service offering), turnarounds, maintenance, facilities development and operations services.

The Company’s principal markets for continuing operations are the United States and Canada. The Company obtains its work through competitive bidding and through negotiations with prospective clients. Contract values range from several thousand dollars to several hundred million dollars and contract durations range from a few weeks to more than two years.

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2012, which has been derived from audited consolidated financial statements, and the unaudited Condensed Consolidated Financial Statements as of September 30, 2013 and 2012, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. However, the Company believes the presentations and disclosures herein are adequate to make the information not misleading. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s December 31, 2012 audited Consolidated Financial Statements and notes thereto contained in the Company’s Current Report on Form 8-K dated September 9, 2013, filed September 9, 2013.

In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments necessary to fairly state the financial position as of September 30, 2013, and the results of operations and cash flows of the Company for all interim periods presented. The results of operations and cash flows for the nine months ended September 30, 2013 are not necessarily indicative of the operating results and cash flows to be achieved for the full year.

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

Out-of-Period Adjustment – The Company recorded an out-of-period adjustment during the nine months ended September 30, 2013 related to the reversal of an over-accrual of certain letter of credit and commitment fees. The net impact of the adjustment was a decrease to pre-tax loss, net loss from continuing operations and net loss attributable to Willbros Group, Inc. of $0.6 million for the nine months ended September 30, 2013. The Company does not believe the adjustment is material, individually or in the aggregate, to its unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2013, nor does it believe such items are material to any of its previously issued annual or quarterly financial statements, or its expected 2013 annual financial statements.

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

In July 2013, the FASB amended the accounting standard related to hedge accounting by permitting the use of the Fed Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes in addition to the U.S. Treasury Rate and the London Inter-Bank Offered Rate (“LIBOR”). The amendment also removes the restriction on using different benchmark rates for similar hedges. The amendment is effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. The adoption of this amendment did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

Contract cost and recognized income not yet billed and related amounts billed as of September 30, 2013 and December 31, 2012 was as follows (in thousands):

	September 30, 2013	December 31, 2012
Cost incurred on contracts in progress	$866,323	$932,844
Recognized income	209,900	132,869

	1,076,223	1,065,713
Progress billings and advance payments	(1,006,825)	(1,012,298)

	$69,398	$53,415

Contract cost and recognized income not yet billed	$88,571	$89,658
Contract billings in excess of cost and recognized income	(19,173)	(36,243)

	$69,398	$53,415

Contract cost and recognized income not yet billed includes $3.9 million and $5.9 million at September 30, 2013 and December 31, 2012, respectively, on completed contracts.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Contracts in Progress (continued)

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts will be due upon completion of the contracts and acceptance by the customer. Based on the Company’s experience with similar contracts in recent years, retention balances at each balance sheet date will be collected within the next twelve months. Retainage balances at September 30, 2013 and December 31, 2012, were approximately $26.4 million and $40.2 million, respectively, and are included in accounts receivable.

4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of September 30, 2013 and December 31, 2012 were as follows (in thousands):

	September 30, 2013	December 31, 2012
Trade accounts payable	$80,082	$131,441
Payroll and payroll liabilities	64,666	48,917
Accrued contract costs	43,453	58,301
Self-insurance accrual	26,488	18,559
Other accrued liabilities	29,689	38,289

Total accounts payable and accrued liabilities	$244,378	$295,507

5. Long-term Debt

Long-term debt as of September 30, 2013 and December 31, 2012 was as follows (in thousands):

	September 30, 2013	December 31, 2012
Term Loan, net of unamortized discount of $8,500 and $4,983	$241,500	$184,187
Revolver borrowings	50,000	104,407
Capital lease obligations	2,566	3,598
Other obligations	15,228	11,167

Total debt	309,294	303,359
Less: current portion	(6,563)	(6,725)

Long-term debt, net	$302,731	$296,634

2013 Credit Facilities

Effective August 7, 2013 the Company completed the refinancing of its credit facility indebtedness by entering into a five-year $150.0 million asset based senior revolving credit facility maturing on August 7, 2018 with Bank of America, N.A. serving as sole administrative agent for the lenders thereunder, collateral agent, issuing bank and swingline lender (the “ABL Credit Facility”), and a six-year $250.0 million term loan facility maturing on August 7, 2019 with JP Morgan Chase Bank, N.A. serving as a sole administrative agent for the lenders thereunder (the “2013 Term Loan Facility” and, together with the ABL Credit Facility, the “2013 Credit Facilities”). Proceeds from the 2013 Term Loan Facility were used to repay all indebtedness under the previous credit facility, to pay fees and expenses incurred in connection with the transactions and for working capital purposes. As a result of this repayment, the Company recorded debt extinguishment costs of $11.6 million for the three months ended September 30, 2013, which consisted of Original Issue Discount and financing costs inclusive of new creditor fees.

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

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Long-term Debt (continued)

Advances under the U.S. and Canadian Facility are limited to a borrowing base consisting of the sum of 85 percent of the value of “eligible accounts” and 60 percent of the value of “eligible unbilled accounts” less applicable reserves, which the administrative agent may establish from time to time in its permitted discretion. Eligible unbilled accounts may not exceed $50.0 million in the aggregate. Advances in U.S. dollars will initially bear interest at a rate equal to LIBOR plus 250 basis points or the U.S. or Canadian base rate plus 150 basis points. Advances in Canadian dollars will initially bear interest at the Bankers Acceptance (“BA”) Equivalent Rate plus 250 basis points or the Canadian prime rate plus 150 basis points.

Commencing December 1, 2013, the interest rate margins will be adjusted each quarter based on the Company’s fixed charge coverage ratio as of the end of the previous quarter as follows:

Fixed Charge Coverage Ratio	U.S. Base Rate, Canadian Base Rate and Canadian Prime Rate Loans	LIBOR Loans, BA Rate Loans and Letter of Credit Fees
>1.25 to 1	1.25%	2.25%
≤1.25 to 1 and 1.15 to 1	1.50%	2.50%
≤1.15 to 1	1.75%	2.75%

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

Obligations under the ABL Credit Facility are secured by a first priority security interest in the borrowers’ and guarantors’ accounts receivable, deposit accounts and similar assets (the “ABL Priority Collateral”) and a second priority security interest in the borrowers’ and guarantors’ equipment, inventory, subsidiary capital stock and intellectual property, which is subject to the first priority security interest of the collateral agent for the 2013 Term Loan Facility (the “Term Loan Priority Collateral”).

2013 Term Loan Facility

The 2013 Term Loan Facility provides for a $250.0 million term loan, which the Company drew in full on the effective date of the credit agreement for the 2013 Term Loan Facility. Term loans were issued at a discount such that the funded portion was equal to 96.5 percent of the principal amount of the term loans. The borrower under the Term Loan Facility is Willbros Group, Inc. with all of its obligations guaranteed by its material U.S. subsidiaries, other than excluded subsidiaries. The 2013 Credit Facilities permit the Company, under certain conditions, to add one or more incremental term loans to the 2013 Term Loan Facility in an aggregate principal amount up to $50.0 million.

The term loans are repayable in equal quarterly installments in an aggregate amount equal to 0.25 percent of the original amount of the 2013 Term Loan Facility. The balance of the terms loan are repayable on August 7, 2019. The Company is permitted to make optional prepayments at any time, subject to a variable prepayment premium if the prepayment is made prior to August 6, 2016. Mandatory prepayments of term loans are required from (i) 100 percent of the proceeds of the sale of assets constituting Term Loan Priority Collateral, subject to reinvestment provisions and certain exceptions and thresholds, (ii) 100 percent of the net cash proceeds from issuances of debt by the Company and its subsidiaries, other than permitted indebtedness and (iii) 75 percent (with step-downs to 50 percent and 0 percent based on a leverage ratio) of annual “excess cash flow” provided that any voluntary prepayments of term loans will be credited against excess cash flow obligations. Mandatory prepayments of excess cash flow are payable within five business days after annual financial statements are delivered to the administrative agent beginning with the fiscal year ending December 31, 2014.

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

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Long-term Debt (continued)

Covenants

The table below sets forth the primary financial covenants included in the 2013 Credit Facilities and the calculation with respect to these covenants at September 30, 2013:

	Covenants Requirements	Actual Ratios at September 30, 2013
Maximum Total Leverage Ratio(1) under the 2013 Term Loan Facility (the ratio of Consolidated Debt to Consolidated EBITDA as defined in the credit agreement for the 2013 Term Loan Facility) should be equal to or less than:	4.00 to 1	3.22
Minimum Interest Coverage Ratio(2) under the 2013 Term Loan Facility (the ratio of Consolidated EBITDA to Consolidated Interest Expense as defined in the credit agreement for the 2013 Term Loan Facility) should be equal to or greater than:	3.00 to 1	4.03
Minimum Fixed Charge Coverage Ratio(3) under the ABL Credit Facility (the ratio of Consolidated EBITDA less Capital Expenditures and cash income taxes to Consolidated Interest Expense, Restricted Payments made in cash and scheduled cash principal payments made on borrowed money as defined in the credit agreement for the ABL Credit Facility) should be equal to or greater than:	1.15 to 1	N/A	(3)

(1)	The Maximum Total Leverage Ratio decreases to 3.50 as of March 31, 2014, 3.00 as of June 30, 2014 and 2.75 as of March 31, 2015.
(2)	The Minimum Interest Coverage Ratio increases to 3.25 as of December 31, 2013 and 3.50 as of March 31, 2014.
(3)	The Minimum Fixed Charge Coverage Ratio is applicable only if excess availability under the ABL Credit Facility is less than the greater of 15 percent of the commitments or $22.5 million. In addition, prepayments of indebtedness under the 2013 Term Loan Facility are permitted if excess availability under the ABL Credit Facility exceeds the greater of 20 percent of the commitments and $30.0 million and the borrowers and guarantors are in compliance with the Minimum Fixed Charge Coverage Ratio on a pro forma basis immediately prior to and giving effect to the prepayment. Prepayments of indebtedness under the 2013 Term Loan Facility are permitted without restriction to the extent such prepayments are from the proceeds of dispositions of the Term Loan Priority Collateral.

Depending on its financial performance, the Company may be required to request amendments, or waivers for the primary covenants, dispose of assets, or obtain refinancing in future periods. There can be no assurance that the Company will be able to obtain amendments or waivers, complete asset sales, or negotiate agreeable refinancing terms should it become needed.

The 2013 Credit Facilities also include customary representations and warranties and affirmative and negative covenants, including:

•	limitations on liens and indebtedness;

•	limitations on dividends and other payments in respect of capital stock;

•	limitations on capital expenditures; and

•	limitations on modifications of the documentation of the 2013 Credit Facilities.

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

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Long-term Debt (continued)

As of September 30, 2013, the Company was in compliance with all covenants under the 2013 Credit Facilities.

The Company’s primary sources of capital are its cash on hand, operating cash flows and borrowings under the ABL Credit Facility. As of September 30, 2013, the Company had $50.0 million in outstanding revolver borrowings and $54.6 million in outstanding letters of credit. The Company’s borrowing base in effect at September 30, 2013 allowed a maximum borrowing, including outstanding letters of credit, of $145.0 million. The Company’s unused availability under the ABL Credit Facility at September 30, 2013 was $40.4 million. If the Company’s unused availability under the ABL Credit Facility is less than the greater of (i) 15 percent of the revolving commitments or $22.5 million for five consecutive days, or (ii) 12.5 percent of the revolving commitments or $18.8 million at any time, or upon the occurrence of certain events of default under the ABL Credit Facility, the Company is subject to increased reporting requirements, the administrative agent shall have exclusive control over any deposit account, the Company shall not have any right of access to, or withdrawal from, any deposit account, or any right to direct the disposition of funds in any deposit account and amounts in any deposit account will be applied to reduce the outstanding amounts under the ABL Credit Facility.

Fair Value of Debt

The estimated fair value of the Company’s debt instruments as of September 30, 2013 and December 31, 2012 was as follows (in thousands):

	September 30, 2013	December 31, 2012
Term Loan	$250,798	$192,752
Revolver borrowings	50,000	104,407
Capital lease obligations	2,566	3,598
Other obligations	15,228	11,167

Total fair value of debt instruments	$318,592	$311,924

The 2013 Term Loan Facility, revolver borrowings under the 2013 ABL Credit Facility, capital lease obligations and other obligations are classified within Level 2 of the fair value hierarchy. The fair values of these instruments have been estimated using discounted cash flow analyses based on the Company’s incremental borrowing rate for similar borrowing arrangements. A significant increase or decrease in the inputs could result in a directionally opposite change in the fair value of these instruments.

6. Income Taxes

The effective tax rate on continuing operations was a negative 43.0 percent and a negative 19.0 percent for the nine months ended September 30, 2013 and 2012, respectively. Tax expense for discrete items for the nine months ended September 30, 2013 is $1.1 million. This amount is composed of a foreign uncertain tax position and Texas Margins Tax. Tax expense for the nine months ended September 30, 2013 is $6.9 million, mainly due to Canadian Tax, a foreign uncertain tax position and Texas Margins Tax. The Company has not recorded the benefit of current year losses in the United States. As of September 30, 2013, U.S. federal and state deferred tax assets continue to be covered by valuation allowances. The ultimate realization of deferred tax assets is dependent upon the generation of future U.S taxable income. The Company considers the impacts of reversing taxable temporary differences, future forecasted income and available tax planning strategies, when forecasting future taxable income and in evaluating whether deferred tax assets are more likely than not to be realized.

The effective tax rate on continuing operations was a negative 34.6 percent and 18.9 percent for the three months ended September 30, 2013 and September 30, 2012, respectively. Tax expense for the three months ended September 30, 2013 is $3.2 million, which primarily relates to an adjustment of a foreign uncertain tax position, Canadian Tax and Texas Margins Tax.

In April 2011, the Company discontinued its strategy of reinvesting foreign earnings in foreign operations. This change in strategy continues through the third quarter of 2013. The Company does not anticipate recording tax expense related to future repatriations of foreign earnings to the U.S.

The Company expects that the statute of limitations will expire on an uncertain tax position within the next twelve months. Assuming that the statute of limitations expires, the Company would release reserves in the amount of $1.6 million.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Stockholders’ Equity

Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Three Months Ended September 30, 2013 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income
Balance June 30, 2013	$12,354	$(981)	$11,373
Other comprehensive loss before reclassifications	1,093	(2,591)	(1,498)
Amounts reclassified from accumulated other comprehensive income	—	256	256

Net current-period other comprehensive income (loss)	1,093	(2,335)	(1,242)

Balance September 30, 2013	$13,447	$(3,316)	$10,131

	Nine Months Ended September 30, 2013 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income
Balance December 31, 2012	$14,945	$(1,441)	$13,504
Other comprehensive loss before reclassifications	(1,630)	(2,643)	(4,273)
Amounts reclassified from accumulated other comprehensive income	132	768	900

Net current-period other comprehensive loss	(1,498)	(1,875)	(3,373)

Balance September 30, 2013	$13,447	$(3,316)	$10,131

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

Three Months Ended September 30, 2013 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Details about Accumulated Other Comprehensive Income (Loss) Components
Interest rate contracts	$256	Interest expense, net

Total	$256

Nine Months Ended September 30, 2013 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Details about Accumulated Other Comprehensive Income (Loss) Components
Interest rate contracts	$768	Interest expense, net

Total	$768

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

Basic and diluted income (loss) per common share from continuing operations for the three months and nine months ended September 30, 2013 and 2012 are computed as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss) from continuing operations applicable to common shares (numerator for basic and diluted calculation)	$(12,466)	$3,847	$(23,088)	$(19,294)

Weighted average number of common shares outstanding for basic income (loss) per share	48,642,180	48,119,758	48,512,089	47,965,380
Weighted average number of potentially dilutive common shares outstanding	—	388,753	—	—

Weighted average number of common shares outstanding for diluted income per share	48,642,180	48,508,511	48,512,089	47,965,380

Income (loss) per common share from continuing operations:
Basic	$(0.26)	$0.08	$(0.48)	$(0.40)

Diluted	$(0.26)	$0.08	$(0.48)	$(0.40)

The Company has excluded shares potentially issuable under the terms of use of the securities listed below from the computation of diluted income per share, as the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
6.5% Senior Convertible Notes	—	1,825,587	—	1,825,587
Stock options	184,551	227,750	181,664	227,750
Restricted stock and restricted stock rights	609,107	—	456,600	230,602

	793,658	2,053,337	638,264	2,283,939

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

The following tables reflect the Company’s operations by reportable segment for the three months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30, 2013
	Oil & Gas	Utility T&D	Professional Services	Canada	Eliminations	Consolidated
Contract revenue	$184,167	$108,135	$87,104	$124,914	$(1,282)	$503,038
Operating expenses	192,968	105,188	81,457	113,839	(1,282)	492,170

Operating income (loss)	$(8,801)	$2,947	$5,647	$11,075	$—	10,868

Other expense						(20,129)
Provision for income taxes						3,205

Loss from continuing operations						(12,466)
Loss from discontinued operations net of provision for income taxes						(13,467)

Net loss						(25,933)
Less: Income attributable to noncontrolling interest						—

Net loss attributable to Willbros Group, Inc.						$(25,933)

	Three Months Ended September 30, 2012
	Oil & Gas	Utility T&D	Professional Services	Canada	Eliminations	Consolidated
Contract revenue	$282,790	$123,782	$84,612	$57,555	$(746)	$547,993
Operating expenses	278,410	121,800	79,699	57,512	(746)	536,675

Operating income	$4,380	$1,982	$4,913	$43	$—	11,318

Other expense						(6,574)
Provision for income taxes						897

Income from continuing operations						3,847
Loss from discontinued operations net of provision for income taxes						(3,112)

Net income						735
Less: Income attributable to noncontrolling interest						(273)

Net income attributable to Willbros Group, Inc.						$462

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Segment Information (continued)

The following tables reflect the Company’s operations by reportable segment for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30, 2013
	Oil & Gas	Utility T&D	Professional Services	Canada	Eliminations	Consolidated
Contract revenue	$555,538	$349,660	$252,992	$324,334	$(4,263)	$1,478,261
Operating expenses	597,668	329,192	238,547	298,444	(4,263)	1,459,588

Operating income (loss)	$(42,130)	$20,468	$14,445	$25,890	$—	18,673

Other expense						(34,818)
Provision for income taxes						6,943

Loss from continuing operations						(23,088)
Loss from discontinued operations net of provision for income taxes						(5,554)

Net loss						(28,642)
Less: Income attributable to noncontrolling interest						—

Net loss attributable to Willbros Group, Inc.						$(28,642)

	Nine Months Ended September 30, 2012
	Oil & Gas	Utility T&D	Professional Services	Canada	Eliminations	Consolidated
Contract revenue	$635,653	$361,928	$248,259	$128,880	$(2,599)	$1,372,121
Operating expenses	637,498	354,162	239,170	134,798	(2,599)	1,363,029

Operating income (loss)	$(1,845)	$7,766	$9,089	$(5,918)	$—	9,092

Other expense						(25,308)
Provision for income taxes						3,078

Loss from continuing operations						(19,294)
Income from discontinued operations net of provision for income taxes						3,357

Net loss						(15,937)
Less: Income attributable to noncontrolling interest						(945)

Net loss attributable to Willbros Group, Inc.						$(16,882)

Total assets by segment as of September 30, 2013 and December 31, 2012 are presented below (in thousands):

	September 30, 2013	December 31, 2012
Oil & Gas	$260,110	$329,198
Utility T&D	277,451	279,480
Professional Services	91,981	88,133
Canada	128,865	103,157
Corporate	61,691	87,338

Total assets, continuing operations	$820,098	$887,306

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Contingencies, Commitments and Other Circumstances

Contingencies

Central Maine Power

On April 23, 2013, Hawkeye, LLC (“Hawkeye”), a subsidiary of the Company, filed suit in U.S. District Court for the District of Maine against Central Maine Power Company (“CMP”) in connection with a project currently being performed by Hawkeye to install transmission lines and perform construction services for CMP, for the project generally known as the Transmission Line Construction of the Southern Loop and Southern Connector portion of the Maine Power Reliability Program (the “Project”). The suit alleges that Hawkeye is owed damages estimated by Hawkeye to be at least $43.0 million plus interest, costs, and attorney’s fees. Hawkeye continues to perform the Project. As of September 30, 2013, the Company has outstanding receivables related to the Project of $3.9 million and unapproved change orders for additional work of $38.9 million, which have not been billed or recognized as income. It is the Company’s policy not to recognize revenue or income on change orders or claims until they have been approved.

Mediation with respect to this matter is scheduled to begin on December 19, 2013. There can be no assurance that the mediation will lead to a settlement. While the Company believes Hawkeye is entitled to meaningful relief, the Company can make no assurances as to the outcome of the litigation.

Other

In addition to the matters discussed above, the Company is party to a number of other legal proceedings. Management believes that the nature and number of these proceedings are typical for a firm of similar size engaged in a similar type of business and that none of these proceedings are material to its consolidated results of operations, financial position or cash flows.

Commitments

From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds and financial guarantees. Contracts with the Company’s customers may require the Company to secure letters of credit or surety bonds with regard to the Company’s performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or surety bonds in lieu of contract retention provisions, where the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At September 30, 2013, the Company had approximately $54.6 million of outstanding letters of credit, all of which related to continuing operations. This amount represents the maximum amount of payments the Company could be required to make if these letters of credit are drawn upon. Additionally, the Company issues surety bonds customarily required by commercial terms on construction projects. At September 30, 2013, the Company had bonds outstanding, primarily performance bonds, with a face value at $557.3 million related to continuing operations. This amount represents the bond penalty amount of future payments the Company could be required to make if the Company fails to perform its obligations under such contracts. The performance bonds do not have a stated expiration date; rather, each is released when the contract is accepted by the owner. The Company’s maximum exposure as it relates to the value of the bonds outstanding is lowered on each bonded project as the cost to complete is reduced. As of September 30, 2013, no liability has been recognized for letters of credit or surety bonds.

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

See Note 12 — Discontinuance of Operations, Held for Sale Operations and Asset Disposals for discussion of commitments and contingencies associated with Discontinued Operations.

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

Financial Instruments Measured at Fair Value on a Recurring Basis

The Company measures certain financial instruments at fair value on a recurring basis. The fair value of these financial instruments (in thousands) was determined using the following inputs as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$3,316	$—	$3,316	$—

	December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$1,441	$—	$1,441	$—

Hedging Arrangements

The Company attempts to negotiate contracts that provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at September 30, 2013 or December 31, 2012.

Interest Rate Swaps

The Company is subject to hedging arrangements to fix or otherwise limit the interest cost of its variable interest rate borrowings. The Company is subject to interest rate risk on its debt and investment of cash and cash equivalents arising in the normal course of business. The Company does not engage in speculative trading strategies.

In August 2013, the Company entered into an interest rate swap agreement for a notional amount of $124.1 million to hedge changes in the variable rate interest expense on $124.1 million of its existing or replacement LIBOR indexed debt. Under the swap agreement, which is effective June 30, 2014 through August 7, 2019, the Company receives interest at either one-month LIBOR or 1.25 percent (whichever is greater) and pays interest at a fixed rate of 2.84 percent. The swap is designated and qualifies as a cash flow hedging instrument with the effective portion of the swap’s change in fair value recorded in Other Comprehensive Income (“OCI”). The swap is highly effective in offsetting changes in debt and no hedge ineffectiveness has been recorded in the Condensed Consolidated Statements of Operations. Amounts in OCI will be reclassified to interest expense when the hedged interest payments on the underlying debt are recognized.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Fair Value Measurements (continued)

In September 2010, the Company entered into two interest rate swap agreements for a total notional amount of $150.0 million to hedge changes in the variable rate interest expense on $150.0 million of its then existing or replacement LIBOR indexed debt. Under each swap agreement, the Company received interest at either three-month LIBOR or 2 percent (whichever is greater) and pays interest at a fixed rate of 2.68 percent through June 30, 2014. Through August 7, 2013, the swap agreements were designated and qualified as cash flow hedging instruments, with the effective portion of the swaps’ change in fair value recorded in OCI. Amounts in OCI are reclassified to interest expense when the hedged interest payments on the underlying debt are recognized during the period when the swaps were designated as cash flow hedges. Through August 7, 2013, the swaps were highly effective hedges, and only an immaterial amount of hedge ineffectiveness has been recorded in the Condensed Consolidated Statements of Operations. On August 7, 2013, the swaps were de-designated due to the refinancing of the underlying debt, which decreased the interest rate floor from 2 percent to 1.25 percent. In addition, on August 7, 2013, each swap agreement was transferred to another party through a novation transaction, which increased the Company’s interest rate to 2.70 percent through June 30, 2014. Changes in the value of the swaps that remain open are reported in earnings and were immaterial for the three and nine months ended September 30, 2013.

The carrying amount and fair value of these swap agreements are equivalent since the Company accounts for these instruments at fair value. The values, as identified below (in thousands), are derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. For validation purposes, the swap valuations are periodically compared to those produced by swap counterparties. Amounts of OCI relating to the interest rate swaps expected to be recognized in interest expense in the coming twelve months totaled $1.2 million.

	Liability Derivatives
	September 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts- swaps	Other current liabilities	$1,214	Other current liabilities	$927
Interest rate contracts- swaps	Other long-term liabilities	2,102	Other long-term liabilities	514

Total derivatives		$3,316		$1,441

	For the Three Months Ended September 30,
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2013	2012		2013	2012
Interest rate contracts	$(2,591)	$(59)	Interest expense, net	$256	$257

Total	$(2,591)	$(59)		$256	$257

	For the Nine Months Ended September 30,
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2013	2012		2013	2012
Interest rate contracts	$(2,643)	$(347)	Interest expense, net	$768	$579

Total	$(2,643)	$(347)		$768	$579

12. Discontinuance of Operations, Held for Sale Operations and Asset Disposals

Strategic Decisions

As part of its ongoing strategic evaluation of operations, the Company made the decision to exit the electric and gas distribution market in the Northeast in December 2012 and sell the related business (“Hawkeye”). In connection with the continued decline in the operating performance and outlook of this business, the Company evaluated the recoverability of its net assets and recorded an impairment charge of approximately $3.2 million during the first nine months of 2013.

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

The Settlement Agreement provides that WGHI must make payments to WAPCo totaling $55.5 million of which $14.0 million was paid in 2012 and $2.5 million was paid in the second quarter of 2013. Of the remaining $39.0 million due to WAPCo, $2.5 million is due at the end of the fourth quarter of 2013, $3.8 million is due at the end of the second quarter of 2014 and $32.7 million is due at the end of the fourth quarter of 2014. The Company intends to fund the final payments under the Settlement Agreement through cash flow from operations, proceeds from additional asset sales, or through available borrowings under the ABL Credit Facility.

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

Business Disposals

In the first quarter of 2013, the Company sold all of its shares of capital in Willbros Middle East Limited, which held the Company’s operations in Oman. The Company received total proceeds of $38.9 million in cash and $2.4 million in the form of an escrow deposit from the buyer, which was paid in full in the third quarter of 2013. As a result of this transaction, the Company recorded a gain on sale of $23.6 million included in the line item “Income (loss) from discontinued operations net of provision for income taxes” on the Condensed Consolidated Statement of Operations.

Results of Discontinued Operations

The major classes of revenue and income (losses) with respect to discontinued operations are as follows (in thousands):

	Three Months Ended September 30, 2013
	Canada	Hawkeye	Oman	WAPCo / Other	Total
Contract revenue	$—	$16,047	$—	$—	$16,047
Operating loss	(13)	(13,288)	—	(149)	(13,450)
Pre-tax loss	(13)	(13,305)	—	(149)	(13,467)
Provision for taxes	—	—	—	—	—

Net loss	(13)	(13,305)	—	(149)	(13,467)

	Three Months Ended September 30, 2012
	Canada	Hawkeye	Oman	WAPCo / Other	Total
Contract revenue	$825	$23,324	$17,604	$—	$41,753
Operating income (loss)	852	(5,308)	1,472	(53)	(3,037)
Pre-tax income (loss)	854	(5,322)	1,536	(53)	(2,985)
Provision for taxes	12	—	115	—	127

Net income (loss)	842	(5,322)	1,421	(53)	(3,112)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. Discontinuance of Operations, Held for Sale Operations and Asset Disposals (continued)

	Nine Months Ended September 30, 2013
	Canada	Hawkeye	Oman	WAPCo / Other	Total
Contract revenue	$—	$56,443	$—	$—	$56,443
Operating income (loss)	(25)	(28,940)	23,639	(222)	(5,548)
Pre-tax income (loss)	(25)	(29,071)	23,639	(97)	(5,554)
Provision for taxes	—	—	—	—	—

Net income (loss)	(25)	(29,071)	23,639	(97)	(5,554)

	Nine Months Ended September 30, 2012
	Canada	Hawkeye	Oman	WAPCo / Other	Total
Contract revenue	$31,588	$76,094	$58,990	$—	$166,672
Operating income (loss)	13,340	(11,397)	5,029	(4,247)	2,725
Pre-tax income (loss)	14,409	(11,429)	5,181	(1,442)	6,719
Provision for taxes	2,503	—	859	—	3,362

Net income (loss)	11,906	(11,429)	4,322	(1,442)	3,357

Condensed balance sheets with respect to discontinued operations are as follows (in thousands):

	September 30, 2013
	Hawkeye	Oman	WAPCo	Total
Accounts receivable, net	$26,326	$—	$—	$26,326
Contract cost and recognized income not yet billed	5,864	—	—	5,864
Property, plant and equipment, net	7,098	—	—	7,098
Intangible assets, net	1,983	—	—	1,983
Other	2,677	—	—	2,677

Total assets	43,948	—	—	43,948
Accounts payable and accrued liabilities	$16,359	$—	$—	$16,359
Settlement obligations	—	—	39,000	39,000
Other	192	—	—	192

Total liabilities	16,551	—	39,000	55,551
Net assets (liabilities) of discontinued operations	27,397	—	(39,000)	(11,603)

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

The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2013 and 2012, included in Item 1 of Part I of this Form 10-Q, and the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Current Report on Form 8-K dated September 9, 2013, filed September 9, 2013.

OVERVIEW

Willbros is a specialty energy infrastructure contractor serving the oil, gas, refinery, petrochemical and power industries. Our offerings include engineering, procurement and construction (either individually or as an integrated “EPC” service offering), turnarounds, maintenance, facilities development and operations services.

Third Quarter of 2013

In the third quarter of 2013, we reported contract revenue from continuing operations of $503.0 million, a decrease of approximately $45.0 million from the third quarter of 2012. The revenue decrease was primarily attributed to our Oil & Gas segment, which was partially offset by an increase in in our Canada segment. Our operating income of $10.9 million during the third quarter of 2013 was a decrease of $0.4 million from operating income of $11.3 million in the third quarter last year. Third quarter 2013 results reflect improved operating income over the same period in 2012 in the Utility T&D, Professional Services and Canada segments. These results were negatively impacted by losses in our Oil & Gas segment related to our regional delivery services and lower activity in our cross-country pipeline construction services.

Our Oil & Gas segment reported a decrease of $98.6 million in contract revenue from the third quarter of 2012 and a $13.2 million decrease in operating income. The decrease in revenue in our Oil & Gas segment was driven by lower revenue in our cross-country pipeline construction services as increased bidding discipline was employed to be more selective on work acquisition. Revenue from our regional delivery services also decreased during the quarter as bidding activity was constrained to focus on improving the quality and execution of backlog. We believe that recent management actions in the Oil & Gas segment are positively impacting performance in our regional activity which resulted in improved operating performance relative to the last three quarters. Additionally, construction work on a major cross-country pipeline construction project began late in the third quarter and with the recent award of significant cross-country pipeline work in the Northeast, we anticipate better utilization of these resources as we move into 2014. We experienced weaker demand for our downstream services in the third quarter, however, we expect this to improve as we execute multiple projects during the fall turnaround season.

Revenue of $108.1 million generated by our Utility T&D segment was slightly less than the $123.8 million generated in the third quarter of last year. Operating margin was up compared to the third quarter of 2012, but down from the second quarter of 2013, which benefited from the completion of two major Texas Competitive Renewable Energy Zone (“CREZ”) projects and storm restoration work in Texas and Oklahoma. The remaining two Texas CREZ projects are expected to be completed in the fourth quarter 2013. The decrease in revenue in our Utility T&D segment is primarily attributed to a slight reduction in electric transmission construction as our Texas CREZ projects are replaced with new projects with new customers, namely for Xcel Energy.

Our Canada segment continues to benefit from its new business model which focuses on the oil sands mine sites and in situ extraction developments. Contract revenue of $124.9 million was up 117.0 percent from $57.6 million in the same period last year. Operating income of $11.0 million improved significantly from $0.1 million in the third quarter of 2012 and $4.3 million in the second quarter of 2013.

Contract revenue of $87.1 million generated by our Professional Services segment increased slightly over 2012 during the third quarter of 2013 and reported operating margins of 6.5 percent. Operating income for the quarter was up slightly relative to the third quarter of 2012, but less than the second quarter of 2013 due to lower activity in our government services and increased EPC activity. Our line locating and other integrity services continued to deliver solid results during the third quarter.

Looking Forward

We expect increased opportunities for our Professional Services, Oil & Gas, Utility T&D and Canada segments. We continue to focus our management actions on risk identification and mitigation, and on lines of service which are underperforming, with the objective of generating improved operating results, cash flow and margins. The actions we have taken in our Oil & Gas regional delivery services should continue to drive improved operating performance of these services during the fourth quarter and into 2014. We are focusing our regional services on growing midstream opportunities, much as we focused the Canada model on oil sands in 2011. As a result, we are aligning our resources and reducing our cost structure to address this market. Additionally, the recent award of significant cross-country pipeline work in the Northeast provides us better visibility as well as higher resource utilization as we enter 2014.

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

Other Financial Measures

Adjusted EBITDA from Continuing Operations

We define Adjusted EBITDA from continuing operations as income (loss) from continuing operations before interest expense, income tax expense (benefit) and depreciation and amortization, adjusted for items broadly consisting of selected items which management does not consider representative of our ongoing operations and certain non-cash items of the Company. These adjustments are included in various performance metrics under our 2013 Term Loan Facility. These adjustments are itemized in the following table. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA from continuing operations, you should be aware that in the future we may incur expenses that are the same as, or similar to, some of the adjustments in this presentation. Our presentation of Adjusted EBITDA from continuing operations should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

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

A reconciliation of Adjusted EBITDA from continuing operations to U.S. GAAP financial information follows (in thousands):

	Nine Months Ended
	September 30, 2013	September 30, 2012
Loss from continuing operations attributable to Willbros Group, Inc.	$(23,088)	$(19,294)
Interest expense, net	22,832	21,454
Provision for income taxes	6,943	3,078
Depreciation and amortization	32,246	34,788
Loss on early extinguishment of debt	11,573	3,405
Stock based compensation	4,784	5,761
Restructuring and reorganization costs	198	169
Gain on disposal of property and equipment	(1,677)	(2,623)
Department of Justice monitor cost	—	1,588

Adjusted EBITDA from continuing operations	$53,811	$48,326

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

The following tables (in thousands) show our backlog from continuing operations by operating segment and geographic location as of September 30, 2013 and December 31, 2012:

	September 30, 2013				December 31, 2012
	12 Month	Percent	Total	Percent	12 Month	Percent	Total	Percent
Oil & Gas	$311,029	32.5%	$315,159	16.1%	$290,500	28.8%	$293,495	14.0%
Utility T&D	273,849	28.6%	999,293	51.3%	393,318	38.9%	1,257,403	59.9%
Professional Services	178,205	18.6%	246,829	12.7%	146,120	14.4%	197,752	9.4%
Canada	193,727	20.3%	386,830	19.9%	180,427	17.9%	349,520	16.7%

Total Backlog	$956,810	100.0%	$1,948,111	100.0%	$1,010,365	100.0%	$2,098,170	100.0%

	September 30, 2013		December 31, 2012
Total Backlog by Geographic Region	Total	Percent	Total	Percent
United States	$1,556,010	79.9%	$1,743,906	83.1%
Canada	386,830	19.8%	349,520	16.7%
Other International	5,271	0.3%	4,744	0.2%

Backlog	$1,948,111	100.0%	$2,098,170	100.0%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In our Annual Report on Form 10-K for the year ended December 31, 2012, we identified and disclosed our significant accounting policies. Subsequent to December 31, 2012, there has been no change to our significant accounting policies.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

(in thousands)

	2013	2012	Change
Contract revenue
Oil & Gas	$184,167	$282,790	$(98,623)
Utility T&D	108,135	123,782	(15,647)
Professional Services	87,104	84,612	2,492
Canada	124,914	57,555	67,359
Eliminations	(1,282)	(746)	(536)

Total	503,038	547,993	(44,955)
General and administrative	42,708	38,131	4,577
Operating income (loss)
Oil & Gas	(8,801)	4,380	(13,181)
Utility T&D	2,947	1,982	965
Professional Services	5,647	4,913	734
Canada	11,075	43	11,032

Total	10,868	11,318	(450)
Other expense	(20,129)	(6,574)	(13,555)

Income (loss) from continuing operations before income taxes	(9,261)	4,744	(14,005)
Provision for income taxes	3,205	897	2,308

Income (loss) from continuing operations	(12,466)	3,847	(16,313)
Loss from discontinued operations net of provision for income taxes	(13,467)	(3,112)	(10,355)

Net income (loss)	$(25,933)	$735	$(26,668)

Consolidated Results

Contract Revenue

Contract revenue decreased $45.0 million primarily related to lower utilization in our Oil & Gas segment as well as the completion of two Texas CREZ projects in our Utility T&D segment in the second quarter of 2013. The decrease in revenue quarter-over-quarter was partially offset by growth in our Canada segment.

General and Administrative Expenses

General and administrative expenses increased $4.6 million primarily due to growth in our line locating and other integrity services within our Professional Services segment and growth in all lines of service within our Canada segment quarter-over-quarter.

Operating Income

Operating income decreased $0.4 million primarily related to continued losses in our Oil & Gas segment, partially offset by continued profitability within a number of lines of service within our Canada segment.

Other Expense

Other expense increased $13.6 million primarily due to a one-time debt extinguishment charge of $11.6 million related to the write-off of Original Issue Discount and financing costs inclusive of new creditor fees. In addition, interest expense increased $1.8 million quarter-over-quarter due to higher interest rates on our 2013 Term Loan Facility.

Provision for Income Taxes

Provision for income taxes increased $2.3 million primarily related to our Canada segment being in a profit position during the third quarter of 2013 versus break-even during the third quarter of 2012. In addition, we adjusted our exposure to an uncertain tax position, which increased the overall expense during the quarter.

Loss from Discontinued Operations

Loss from discontinued operations increased $10.4 million primarily due to continued losses in our electric and gas distribution business in the Northeast, which is mainly attributed to the Maine Power Reliability Program (“MPRP”) project.

Segment Results

Oil & Gas Segment

Contract revenue decreased $98.6 million quarter-over-quarter primarily related to lower utilization in our cross-country pipeline construction services as increased bidding discipline was employed to be more selective on work acquisition. The revenue decrease was also driven by our regional delivery services where we constrained bidding activity as we took management actions to improve the quality and execution of backlog.

Operating income decreased $13.2 million in the third quarter of 2013 primarily related to losses incurred in our regional delivery services as well as from under-utilization of our pipeline construction and downstream resources.

Utility T&D Segment

Contract revenue decreased $15.6 million in the third quarter of 2013 primarily related to the completion of two Texas CREZ projects during the second quarter and the near completion of the two remaining Texas CREZ projects. The overall decrease was partially offset by construction work performed on a transmission line for a new customer outside our alliance agreement with Oncor.

Operating income increased $1.0 million in the third quarter of 2013 primarily related to increased productivity in our matting and installation services in the Northeast combined with slight improvements in profitability as part of our electric transmission construction services.

Professional Services Segment

Contract revenue increased $2.5 million in the third quarter of 2013 primarily related to increased utilization in our line locating and other integrity services. The overall increase was partially offset by a reduction in revenue as part of our government service offerings quarter-over-quarter.

Operating income increased $0.7 million quarter over quarter due to increased EPC activity.

Canada Segment

Contract revenue increased $67.4 million in the third quarter of 2013 primarily related to specialty construction and integrity services as well as the continued progression of several capital replacement projects in northern Alberta.

Operating income increased $11.0 million in the third quarter of 2013 primarily related to sharp increases in profitability surrounding certain infrastructure replacement construction and ongoing maintenance projects in northern Alberta, as well as certain specialty construction and integrity services.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

(in thousands)

	2013	2012	Change
Contract revenue
Oil & Gas	$555,538	$635,653	$(80,115)
Utility T&D	349,660	361,928	(12,268)
Professional Services	252,992	248,259	4,733
Canada	324,334	128,880	195,454
Eliminations	(4,263)	(2,599)	(1,664)

Total	1,478,261	1,372,121	106,140
General and administrative	122,260	108,942	13,318
Operating income (loss)
Oil & Gas	(42,130)	(1,845)	(40,285)
Utility T&D	20,468	7,766	12,702
Professional Services	14,445	9,089	5,356
Canada	25,890	(5,918)	31,808

Total	18,673	9,092	9,581
Other expense	(34,818)	(25,308)	(9,510)

Loss from continuing operations before income taxes	(16,145)	(16,216)	71
Provision for income taxes	6,943	3,078	3,865

Loss from continuing operations	(23,088)	(19,294)	(3,794)
Income (loss) from discontinued operations net of provision for income taxes	(5,554)	3,357	(8,911)

Net loss	$(28,642)	$(15,937)	$(12,705)

Consolidated Results

Contract Revenue

Contract revenue increased $106.1 million primarily related to significant sales growth in a number of service offerings within our Canada segment. This increase was partially offset by lower utilization in our Oil & Gas segment year-over-year.

General and Administrative Expenses

General and administrative expenses increased $13.3 million primarily due to growth in our line locating and other integrity services within our Professional Services segment, growth in all lines of service within our Canada segment, additional labor and staffing charges associated with the expansion of our regional delivery service offerings as well an increase in general corporate overhead costs year-over-year.

Operating Income

Operating income increased $9.6 million primarily related to continued improved performance in a number of lines of service within our Canada segment, as well as the successful completion of two Texas CREZ projects in our Utility T&D segment.

Other Expense

Other expense increased $9.5 million primarily due to an increase in debt extinguishment charges of $8.2 million year-over-year, as well as an increase in interest rates under our 2013 Term Loan Facility.

Provision for Income Taxes

Provision for income taxes increased $3.9 million primarily related to our Canada segment being in a profit position for the first nine months of 2013 versus a loss position for the first nine months of 2012.

Income (Loss) from Discontinued Operations

Income from discontinued operations decreased $8.9 million primarily due to increased losses in our electric and gas distribution business in the Northeast, which is mainly attributed to the MPRP project. This was partially offset by a gain on the sale of Willbros Middle East Limited, which held our operations in Oman and was sold in the first quarter of 2013.

Segment Results

Oil & Gas Segment

Contract revenue decreased $80.1 million during the first nine months of 2013 primarily related to lower utilization in our cross-country pipeline construction services.

Operating loss increased $40.3 million during the first nine months of 2013 primarily related to significant losses in our regional delivery services.

Utility T&D Segment

Contract revenue decreased $12.3 million during the first nine months of 2013 primarily related to our transmission and distribution services in Texas.

Operating income increased $12.7 million during the first nine months of 2013 primarily related to the successful completion of two Texas CREZ projects for Oncor, storm restoration work in Texas and Oklahoma and an early start on a new transmission construction project.

Professional Services Segment

Contract revenue increased $4.7 million during the first nine months of 2013 primarily related to increased utilization in our line locating and other integrity services.

Operating income increased $5.4 million during the first nine months of 2013 primarily related to improved profitability within our line locating and other integrity services year-over-year.

Canada Segment

Contract revenue increased $195.5 million during the first nine months of 2013 primarily related to specialty construction and integrity services as well as the continued progression of several capital replacement projects in northern Alberta.

Operating income increased $31.8 million during the first nine months of 2013 primarily related to sharp increases in profitability surrounding certain infrastructure replacement construction and ongoing maintenance projects in northern Alberta, as well as certain specialty construction and integrity services.

LIQUIDITY AND CAPITAL RESOURCES

Additional Sources and Uses of Capital

Effective August 7, 2013 we completed the refinancing of our credit facility indebtedness by entering into a five-year $150.0 million asset based senior revolving credit facility maturing on August 7, 2018 (the “ABL Credit Facility”), and a six-year $250.0 million term loan facility maturing on August 7, 2019 (the “2013 Term Loan Facility” and, together with the ABL Credit Facility, the “2013 Credit Facilities”). Proceeds from the 2013 Term

Loan Facility were used to repay all indebtedness under the previous credit facility, to pay fees and expenses incurred in connection with the transactions and for working capital purposes. As a result of this repayment, we recorded debt extinguishment costs of $11.6 million for the three months ended September 30, 2013, which consisted of Original Issue Discount and financing costs inclusive of new creditor fees.

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

Advances under the U.S. and Canadian Facility are limited to a borrowing base consisting of the sum of 85 percent of the value of “eligible accounts” and 60 percent of the value of “eligible unbilled accounts” less applicable reserves, which the administrative agent may establish from time to time in its permitted discretion. Eligible unbilled accounts may not exceed $50.0 million in the aggregate. Advances in U.S. dollars will initially bear interest at a rate equal to London Inter-Bank Offered Rate (“LIBOR”) plus 250 basis points or the U.S. or Canadian base rate plus 150 basis points. Advances in Canadian dollars will initially bear interest at the Bankers Acceptance (“BA”) Equivalent Rate plus 250 basis points or the Canadian prime rate plus 150 basis points.

Commencing December 1, 2013, the interest rate margins will be adjusted each quarter based on our fixed charge coverage ratio as of the end of the previous quarter as follows:

Fixed Charge Coverage Ratio	U.S. Base Rate, Canadian Base Rate and Canadian Prime Rate Loans	LIBOR Loans, BA Rate Loans and Letter of Credit Fees
>1.25 to 1	1.25%	2.25%
≤1.25 to 1 and 1.15 to 1	1.50%	2.50%
≤1.15 to 1	1.75%	2.75%

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

2013 Term Loan Facility

The 2013 Term Loan Facility provides for a $250.0 million term loan, which we drew in full on the effective date of the credit agreement under the 2013 Term Loan Facility. Term loans were issued at a discount such that the funded portion was equal to 96.5 percent of the principal amount of the term loans. The borrower under the Term Loan Facility is Willbros Group, Inc. with all of its obligations guaranteed by all of its material U.S. subsidiaries, other than excluded subsidiaries. The 2013 Credit Facilities permit the Company under certain conditions, to add one or more incremental term loans to the 2013 Term Loan Facility in an aggregate principal amount up to $50.0 million.

The term loans are repayable in equal quarterly installments in an aggregate amount equal to 0.25 percent of the original amount of the 2013 Term Loan Facility. The balance of the 2013 Term Loan Facility is repayable on August 7, 2019. We are permitted to make optional prepayments at any time, subject to a variable prepayment premium if the prepayment is made prior to August 6, 2016. Mandatory prepayments of term loans are required from (i) 100 percent of the proceeds of the sale of assets constituting Term Loan Priority Collateral, subject to reinvestment provisions and certain exceptions and thresholds, (ii) 100 percent of the net cash proceeds from issuances of debt by us and our subsidiaries, other than permitted indebtedness and (iii) 75 percent (with step-downs to 50 percent and 0 percent based on a leverage ratio) of annual “excess cash flow” provided that any voluntary prepayments of term loans will be credited against excess cash flow obligations. Mandatory prepayments of excess cash flow are payable within five business days after annual financial statements are delivered to the administrative agent beginning with the fiscal year ending December 31, 2014.

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

Covenants

The table below sets forth the primary financial covenants included in the 2013 Credit Facilities and the calculation with respect to these covenants at September 30, 2013:

	Covenants Requirements	Actual Ratios at September 30, 2013
Maximum Total Leverage Ratio(1) under the 2013 Term Loan Facility (the ratio of Consolidated Debt to Consolidated EBITDA as defined in the credit agreement for the 2013 Term Loan Facility) should be equal to or less than:	4.00 to 1	3.22

Minimum Interest Coverage Ratio(2) under the 2013 Term Loan Facility (the ratio of Consolidated EBITDA to Consolidated Interest Expense as defined in the credit agreement for the 2013 Term Loan Facility) should be equal to or greater than:	3.00 to 1	4.03

Minimum Fixed Charge Coverage Ratio(3) under the ABL Credit Facility (the ratio of Consolidated EBITDA less Capital Expenditures and cash income taxes to Consolidated Interest Expense, Restricted Payments made in cash and scheduled cash principal payments made on borrowed money as defined in the credit agreement for the ABL Credit Facility) should be equal to or greater than:	1.15 to 1	N/A	(3)

(1)	The Maximum Total Leverage Ratio decreases to 3.50 as of March 31, 2014, 3.00 as of June 30, 2014 and 2.75 as of March 31, 2015.
(2)	The Minimum Interest Coverage Ratio increases to 3.25 as of December 31, 2013 and 3.50 as of March 31, 2014.
(3)	The Minimum Fixed Charge Coverage Ratio is applicable only if excess availability under the ABL Credit Facility is less than the greater of 15 percent of the commitments or $22.5 million. In addition, prepayments of indebtedness under the 2013 Term Loan Facility are permitted if excess availability under the ABL Credit Facility exceeds the greater of 20 percent of the commitments and $30.0 million and the borrowers and guarantors are in compliance with the Minimum Fixed Charge Coverage Ratio on a pro forma basis immediately prior to and giving effect to the prepayment. Prepayments of indebtedness under the 2013 Term Loan Facility are permitted without restriction to the extent such prepayments are from the proceeds of dispositions of the Term Loan Priority Collateral.

Depending on our financial performance, we may be required to request amendments, or waivers for the primary covenants, dispose of assets, or obtain refinancing in future periods. There can be no assurance that we will be able to obtain amendments or waivers, complete asset sales, or negotiate agreeable refinancing terms should it become needed.

The 2013 Credit Facilities also include customary representations and warranties and affirmative and negative covenants, including:

•	limitations on liens and indebtedness;

•	limitations on dividends and other payments in respect of capital stock;

•	limitations on capital expenditures; and

•	limitations on modifications of the documentation of the 2013 Credit Facilities.

A default under the 2013 Credit Facilities may be triggered by events such as a failure to comply with financial covenants or other covenants under the 2013 Credit Facilities, a failure to make payments when due under the 2013 Credit Facilities, a failure to make payments when due in respect of, or a failure to perform obligations relating to, debt obligations in excess of $15.0 million, a change of control of the Company and certain insolvency proceedings. A default under the ABL Credit Facility would permit the lenders to terminate their commitment to make cash advances or issue letters of credit, require the immediate repayment of any outstanding cash advances with interest and require the cash collateralization of outstanding letter of credit obligations. A default under the 2013 Term Loan Facility would permit the lenders to require the immediate repayment of all principal, interest, fees and other amounts thereunder. As of September 30, 2013, we were in compliance with all covenants under the 2013 Credit Facilities.

As of September 30, 2013, we had $50.0 million in outstanding revolver borrowings and $54.6 million in outstanding letters of credit. Our borrowing base in effect at September 30, 2013 allowed a maximum borrowing, including outstanding letters of credit, of $145.0 million. Our unused availability under the ABL Credit Facility at September 30, 2013 was $40.4 million. If our unused availability under the ABL Credit Facility is less than the greater of (i) 15 percent of the revolving commitments or $22.5 million for five consecutive days, or (ii) 12.5 percent of the revolving commitments or $18.8 million at any time, or upon the occurrence of certain events of default under the ABL Credit Facility, we are subject to increased reporting requirements, the administrative agent shall have exclusive control over any deposit account, we shall not have any right of access to, or withdrawal from, any deposit account, or any right to direct the disposition of funds in any deposit account and amounts in any deposit account will be applied to reduce the outstanding amounts under the ABL Credit Facility.

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

Settlement Agreement

On March 29, 2012, we entered into a settlement agreement (the “Settlement Agreement”) with West African Gas Pipeline Company Limited (“WAPCo”) to settle the West Africa Gas Pipeline project litigation. The Settlement Agreement provides that we must make payments to WAPCo totaling $55.5 million of which $14.0 million was paid in 2012 and $2.5 million was paid in the second quarter of 2013. Of the remaining $39.0 million due to WAPCo, $2.5 million is due at the end of the fourth quarter of 2013, $3.8 million is due at the end of the second quarter of 2014 and $32.7 million is due at the end of the fourth quarter of 2014. We intend to fund the final payments due under the Settlement Agreement through cash flow from operations, proceeds from additional asset sales, or through available borrowings under our ABL Credit Facility.

For additional information regarding the Settlement Agreement, see the discussion in Note 12 – Discontinuance of Operations, Held for Sale Operations and Asset Disposals.

Cash Balances

As of September 30, 2013, we had cash and cash equivalents of $20.1 million. Our cash and cash equivalent balances held in the United States and foreign countries were $17.0 million and $3.1 million, respectively. In 2011, we discontinued our strategy of reinvesting non-U.S. earnings in foreign operations.

Our working capital position for continuing operations increased $33.8 million to $244.5 million at September 30, 2013 from $210.7 million at December 31, 2012 largely attributable to decreased customer collections and improvements in our accounts payable aging. We expect that liquidity will improve as collections from customers increase.

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

Cash flows provided by (used in) continuing operations by type of activity were as follows for the nine months ended September 30, 2013 and 2012 (in thousands):

	2013	2012	Increase (Decrease)
Operating activities	$(43,248)	$(12,530)	$(30,718)
Investing activities	30,034	(377)	30,411
Financing activities	(5,592)	(31,740)	26,148
Effect of exchange rate changes	(310)	(2,110)	1,800

Cash used in all continuing activities	$(19,116)	$(46,757)	$27,641

Operating Activities

Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of collection of receivables and the settlement of payables and other obligations. Working capital needs are generally higher during the summer and fall months when the majority of our capital-intensive projects are executed. Conversely, working capital assets are typically converted to cash during the late fall and winter months. Operating activities from continuing operations used net cash of $43.2 million during the nine months ended September 30, 2013 as compared to $12.5 million used during the same period of 2012. The $30.7 million increase in cash flow used by operating activities is primarily a result of the following:

•	An increase in cash flow used in accounts payable of $200.5 million related to increased vendor payments during the period; and

•	An increase in cash flow used in prepaid and other assets of $9.5 million attributed primarily to certain prepaid insurance policies in 2012 that did not recur in 2013.

This was partially offset by:

•	A decrease in cash flow used in accounts receivable of $148.2 million attributed to a reduction in customer cash collections during the period; and

•	A decrease in cash flow used in contracts in progress of $32.2 million attributed primarily to changes in business activity and the timing of billings.

Investing Activities

Investing activities provided net cash of $30.0 million during the nine months ended September 30, 2013 as compared to $0.4 million used during the same period in 2012. The $30.4 million increase in cash flow provided by investing activities is primarily the result of the following:

•	A $38.9 million increase in proceeds during 2013 due to the sale of Willbros Middle East Limited, which held our operations in Oman.

This was partially offset by:

•	A $9.3 million decrease in proceeds from sales of property, plant and equipment during the first nine months of 2013 as compared to the same period in 2012.

Financing Activities

Financing activities used net cash of $5.6 million during the nine months ended September 30, 2013 as compared to $31.7 million used during the same period of 2012. The $26.1 million decrease in cash flow used in financing activities is primarily a result of the following:

•	A $266.4 million increase in proceeds from our term loan, revolver and notes payable primarily in conjunction with the August 2013 debt refinancing.

This was partially offset by:

•	A $142.5 million increase in payments against our prior term loan as a result of the August 2013 debt refinancing;

•	A $90.7 million increase in payments on our notes payable and prior revolver primarily in conjunction with the August 2013 debt refinancing;

•	A $5.2 million increase in debt issuance costs as a result of the August 2013 debt refinancing; and

•	A $3.1 million increase in payments made to the noncontrolling interest owner in connection with the sale of Willbros Middle East Limited, which held our operations in Oman.

Discontinued Operations

Cash flows used in operating activities decreased $1.4 million during the first nine months of 2013 as compared to the same period in 2012. This was primarily a result of a $9.5 million decrease in WAPCo payments in 2013, partially offset by continued losses in our electric and gas distribution business in the Northeast.

Cash flows provided by investing activities decreased $16.3 million during the first nine months of 2013 primarily due to proceeds received in connection with the sale of certain assets related to our Canadian cross-country pipeline business in the second quarter of 2012 that did not recur in 2013.

Interest Rate Risk

We are subject to hedging arrangements to fix or otherwise limit the interest cost of our variable interest rate borrowings. We are subject to interest rate risk on our debt and investment of cash and cash equivalents arising in the normal course of business. We do not engage in speculative trading strategies.

In August 2013, we entered into an interest rate swap agreement for a notional amount of $124.1 million to hedge changes in the variable rate interest expense on $124.1 million of our existing or replacement LIBOR indexed debt. Under the swap agreement, which is effective June 30, 2014 through August 7, 2019, we receive interest at either one-month LIBOR or 1.25 percent (whichever is greater) and pay interest at a fixed rate of 2.84 percent. The swap is designated and qualifies as a cash flow hedging instrument with the effective portion of the swap’s change in fair value recorded in Other Comprehensive Income (“OCI”). The swap is highly effective in offsetting changes in debt and no hedge ineffectiveness has been recorded in the Condensed Consolidated Statements of Operations. Amounts in OCI will be reclassified to interest expense when the hedged interest payments on the underlying debt are recognized.

In September 2010, we entered into two interest rate swap agreements for a total notional amount of $150.0 million to hedge changes in the variable rate interest expense on $150.0 million of our then existing or replacement LIBOR indexed debt. Under each swap agreement, we received interest at either three-month LIBOR or 2 percent (whichever is greater) and pay interest at a fixed rate of 2.68 percent through June 30, 2014. Through August 7, 2013, the swap agreements were designated and qualified as cash flow hedging instruments, with the effective portion of the swaps’ change in fair value recorded in OCI. Amounts in OCI are reclassified to interest expense when the hedged interest payments on the underlying debt are recognized during the period when the swaps were designated as cash flow hedges. Through August 7, 2013, the swaps were highly effective hedges, and only an immaterial amount of hedge ineffectiveness has been recorded in the Condensed Consolidated Statements of Operations. On August 7, 2013, the swaps were de-designated due to the refinancing of the underlying debt, which decreased the interest rate floor from 2 percent to 1.25 percent. In addition, on August 7, 2013, each swap agreement was transferred to another party through a novation transaction, which increased our interest rate to 2.70 percent through June 30, 2014. Changes in the value of the swaps that remain open are reported in earnings and were immaterial for the three and nine months ended September 30, 2013.

The carrying amount and fair value of these swap agreements are equivalent since we account for these instruments at fair value. The values are derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. For validation purposes, the swap valuations are periodically compared to those produced by swap counterparties. Amounts of OCI relating to the interest rate swaps expected to be recognized in interest expense in the coming twelve months totaled $1.2 million.

Capital Requirements

Our financing objective is to maintain financial flexibility to meet the material, equipment and personnel needs to support our project and MSA commitments. Our primary sources of capital are our cash on hand, operating cash flows and borrowings under our 2013 ABL Credit Facility.

We believe that our financial results combined with our current liquidity and financial management will ensure sufficient cash to meet our capital requirements for continuing operations. As such, we are focused on the following significant capital requirements:

•	Providing working capital for projects in process and those scheduled to begin in 2013 and early 2014; and

•	Funding our 2013 capital budget of approximately $25.0 million of which $14.5 million remained unspent as of September 30, 2013.

Contractual Obligations

Other commercial commitments, as detailed in our Annual Report on Form 10-K for the year ended December 31, 2012, did not materially change except for payments made in connection with the refinancing of our credit facility indebtedness, as well as payments made in the normal course of business.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), oil, gas, gas liquids and power prices, demand for our services, the amount and nature of future investments by governments, expansion and other development trends of the oil and gas, refinery, petrochemical and power industries, business strategy, expansion and growth of our business and operations, the outcome of legal proceedings and other such matters are forward-looking statements. These forward-looking statements are based on assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties. As a result, actual results could differ materially from our expectations. Factors that could cause actual results to differ from those contemplated by our forward-looking statements include, but are not limited to, the following:

•	curtailment of capital expenditures and the unavailability of project funding in the oil and gas, refinery, petrochemical and power industries;

•	project cost overruns, unforeseen schedule delays and the application of liquidated damages;

•	failure to obtain the timely award of one or more projects;

•	increased capacity and decreased demand for our services in the more competitive industry segments that we serve;

•	reduced creditworthiness of our customer base and higher risk of non-payment of receivables;

•	inability to lower our cost structure to remain competitive in the market or to achieve anticipated operating margins;

•	inability of the energy service sector to reduce costs when necessary to a level where our customers’ project economics support a reasonable level of development work;

•	inability to predict the timing of an increase in energy sector capital spending, which results in staffing below the level required to service such an increase;

•	reduction of services to existing and prospective clients when they bring historically out-sourced services back in-house to preserve intellectual capital and minimize layoffs;

•	the consequences we may encounter if we violate the Foreign Corrupt Practices Act (the “FCPA”) or other anti-corruption laws in view of the 2008 final settlements with the Department of Justice and the Securities and Exchange Commission (“SEC”) in which we admitted prior FCPA violations, including the imposition of civil or criminal fines, penalties, enhanced monitoring arrangements, or other sanctions that might be imposed;

•	the consequences we may encounter if we are unable to make payments required of us pursuant to our settlement agreement of the West African Gas Pipeline Company Limited lawsuit;

•	the dishonesty of employees and/or other representatives or their refusal to abide by applicable laws and our established policies and rules;

•	adverse weather conditions not anticipated in bids and estimates;

•	the occurrence during the course of our operations of accidents and injuries to our personnel, as well as to third parties, that negatively affect our safety record, which is a factor used by many clients to pre-qualify and otherwise award work to contractors in our industry;

•	cancellation of projects, in whole or in part, for any reason;

•	failing to realize cost recoveries on claims or change orders from projects completed or in progress within a reasonable period after completion of the relevant project;

•	political or social circumstances impeding the progress of our work and increasing the cost of performance;

•	inability to obtain and maintain legal registration status in one or more foreign countries in which we are seeking to do business;

•	inability to hire and retain sufficient skilled labor to execute our current work, our work in backlog and future work we have not yet been awarded;

•	inability to execute cost-reimbursable projects within the target cost, thus eroding contract margin and, potentially, contract income on any such project;

•	Inability to obtain adequate financing on reasonable terms;

•	inability to obtain sufficient surety bonds or letters of credit;

•	loss of the services of key management personnel;

•	the demand for energy moderating or diminishing;

•	downturns in general economic, market or business conditions in our target markets;

•	changes in and interpretation of U.S. and foreign tax laws that impact our worldwide provision for income taxes and effective income tax rate;

•	changes in applicable laws or regulations, or changed interpretations thereof, including climate change regulation;

•	changes in the scope of our expected insurance coverage;

•	inability to manage insurable risk at an affordable cost;

•	enforceable claims for which we are not fully insured;

•	incurrence of insurable claims in excess of our insurance coverage;

•	the occurrence of the risk factors listed elsewhere in this Form 10-Q or described in our periodic filings with the SEC; and

•	other factors, most of which are beyond our control.

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

In August 2013, we entered into an interest rate swap agreement for a notional amount of $124.1 million to hedge changes in the variable rate interest expense on $124.1 million of our existing or replacement LIBOR indexed debt. Under the swap agreement, which is effective June 30, 2014 through August 7, 2019, we receive interest at either one-month LIBOR or 1.25 percent (whichever is greater) and pay interest at a fixed rate of 2.84 percent. The swap is designated and qualifies as a cash flow hedging instrument with the effective portion of the swap’s change in fair value recorded in Other Comprehensive Income (“OCI”). The swap is highly effective in offsetting changes in debt and no hedge ineffectiveness has been recorded in the Condensed Consolidated Statements of Operations. Amounts in OCI will be reclassified to interest expense when the hedged interest payments on the underlying debt are recognized.

In September 2010, we entered into two interest rate swap agreements for a total notional amount of $150.0 million to hedge changes in the variable rate interest expense on $150.0 million of our then existing or replacement LIBOR indexed debt. Under each swap agreement, we received interest at either three-month LIBOR or 2 percent (whichever is greater) and pay interest at a fixed rate of 2.68 percent through June 30, 2014. Through August 7, 2013, the swap agreements were designated and qualified as cash flow hedging instruments, with the effective portion of the swaps’ change in fair value recorded in OCI. Amounts in OCI are reclassified to interest expense when the hedged interest payments on the underlying debt are recognized during the period when the swaps were designated as cash flow hedges. Through August 7, 2013, the swaps were highly effective hedges, and only an immaterial amount of hedge ineffectiveness has been recorded in the Condensed Consolidated Statements of Operations. On August 7, 2013, the swaps were de-designated due to the refinancing of the underlying debt, which decreased the interest rate floor from 2 percent to 1.25 percent. In addition, on August 7, 2013, each swap agreement was transferred to another party through a novation transaction, which increased our interest rate to 2.70 percent through June 30, 2014. Changes in the value of the swaps that remain open are reported in earnings and were immaterial for the three and nine months ended September 30, 2013.

The carrying amount and fair value of the swap agreements are equivalent since we account for these instruments at fair value. The fair value of the swap agreements was $3.3 million at September 30, 2013 and was based on using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates. A 100 basis point increase in interest rates would decrease the fair value of the swaps by $0.9 million. Conversely, a 100 basis point decrease in interest rates (subject to minimum rates of zero) would decrease the fair value of the swaps by $6.1 million.

Foreign Currency Risk

We are exposed to market risk associated with changes in non-U.S. (primarily Canada) currency exchange rates. We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expense in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expense in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at September 30, 2013 and 2012.

Other

The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities shown in the Condensed Consolidated Balance Sheets approximate fair value at September 30, 2013 due to the generally short maturities of these items. At September 30, 2013, we invested primarily in short-term dollar denominated bank deposits. We have the ability and expect to hold our investments to maturity. Under our 2013 Credit Facilities, a 100 basis point increase in interest rates would increase interest expense by approximately $0.3 million. Conversely, a 100 basis point decrease in interest rates would decrease interest expense by $0.3 million.

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

As of September 30, 2013, we have carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2013.

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

There have been no material changes to the risk factors involving us from those previously disclosed in Item 1A of Part I included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as modified in our Current Report on Form 8-K filed on September 9, 2013, except for those previously described in Item 1A of Part II in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of our common stock by us during the quarter ended September 30, 2013:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2013 – July 31, 2013	—	$—	—	—
August 1, 2013 – August 31, 2013	1,357	7.68	—	—
September 1, 2013 – September 30, 2013	852	9.11	—	—

Total	2,209	$8.23	—	—

(1)	Represents shares of common stock acquired from certain of our officers and key employees under the share withholding provisions of our 1996 Stock Plan and 2010 Stock and Incentive Compensation Plan for the payment of taxes associated with the vesting of shares of restricted stock and restricted stock units granted under such plans.
(2)	The price paid per common share represents the closing sales price of a share of our common stock, as reported in the New York Stock Exchange composite transactions, on the day that the stock was acquired by us.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

10.1	Credit Agreement dated as of August 7, 2013 among Willbros Group, Inc. as borrower, certain subsidiaries, as guarantors, the lenders from time to time party thereto, JP Morgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC, as Sole Lead Arranger and Sole Bookrunner.

10.2	Loan, Security and Guaranty Agreement dated as of August 7, 2013 among certain subsidiaries of Willbros Group, Inc. party thereto, as U.S. Borrowers, Willbros Construction Services (Canada) L.P., as Canadian Borrower, and Willbros Group, Inc. and the other persons party thereto from time to time as guarantors, certain financial institutions party thereto, as Lenders, and Bank of America, N.A., as Agent, Sole Lead Arranger and Sole Bookrunner (the “ABL Credit Agreement”).

10.3	First Amendment to ABL Credit Agreement dated as of August 30, 2013.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLBROS GROUP, INC.

Date: November 6, 2013	By:	/s/ Van A. Welch
Van A. Welch
Executive Vice President and Chief Financial
Officer (Principal Financial Officer)

EXHIBIT INDEX

The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

Exhibit Number	Description

10.1	Credit Agreement dated as of August 7, 2013 among Willbros Group, Inc. as borrower, certain subsidiaries, as guarantors, the lenders from time to time party thereto, JP Morgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC, as Sole Lead Arranger and Sole Bookrunner.

10.2	Loan, Security and Guaranty Agreement dated as of August 7, 2013 among certain subsidiaries of Willbros Group, Inc. party thereto, as U.S. Borrowers, Willbros Construction Services (Canada) L.P., as Canadian Borrower, and Willbros Group, Inc. and the other persons party thereto from time to time as guarantors, certain financial institutions party thereto, as Lenders, and Bank of America, N.A., as Agent, Sole Lead Arranger and Sole Bookrunner (the “ABL Credit Agreement”).

10.3	First Amendment to ABL Credit Agreement dated as of August 30, 2013.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.