Form 10-K
period 2013-12-31
Willbros Group, Inc.\NEW\
filed 2014-02-28
CIK 1449732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on the last business day of the Registrant’s most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 28, 2013) was $251,283,000.

The number of shares of the Registrant’s Common Stock outstanding at February 19, 2014 was 49,863,655.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s 2014 Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2014 are incorporated by reference into Part III of this Form 10-K.

WILLBROS GROUP, INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2013

FORWARD-LOOKING STATEMENTS

This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), oil, gas, gas liquids and power prices, demand for our services, the amount and nature of future investments by governments, expansion and other development trends of the oil and gas, refinery, petrochemical and power industries, business strategy, expansion and growth of our business and operations, the outcome of legal proceedings and other such matters are forward-looking statements. These forward-looking statements are based on assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties. As a result, actual results could differ materially from our expectations. Factors that could cause actual results to differ from those contemplated by our forward-looking statements include, but are not limited to, the following:

•	curtailment of capital expenditures and the unavailability of project funding in the oil and gas, refinery, petrochemical and power industries;

•	project cost overruns, unforeseen schedule delays and the application of liquidated damages;

•	failure to obtain the timely award of one or more projects;

•	increased capacity and decreased demand for our services in the more competitive industry segments that we serve;

•	reduced creditworthiness of our customer base and higher risk of non-payment of receivables;

•	inability to lower our cost structure to remain competitive in the market or to achieve anticipated operating margins;

•	inability of the energy service sector to reduce costs when necessary to a level where our customers’ project economics support a reasonable level of development work;

•	inability to predict the timing of an increase in energy sector capital spending, which results in staffing below the level required to service such an increase;

•	reduction of services to existing and prospective clients when they bring historically out-sourced services back in-house to preserve intellectual capital and minimize layoffs;

•	the consequences we may encounter if we violate the Foreign Corrupt Practices Act (the “FCPA”) or other anti-corruption laws in view of the 2008 final settlements with the Department of Justice and the Securities and Exchange Commission (“SEC”) in which we admitted prior FCPA violations, including the imposition of civil or criminal fines, penalties, enhanced monitoring arrangements, or other sanctions that might be imposed;

•	the consequences we may encounter if we are unable to make payments required of us pursuant to our settlement agreement of the West African Gas Pipeline Company Limited lawsuit;

•	the dishonesty of employees and/or other representatives or their refusal to abide by applicable laws and our established policies and rules;

•	adverse weather conditions not anticipated in bids and estimates;

•	the occurrence during the course of our operations of accidents and injuries to our personnel, as well as to third parties, that negatively affect our safety record, which is a factor used by many clients to pre-qualify and otherwise award work to contractors in our industry;

•	cancellation of projects, in whole or in part, for any reason;

•	failing to realize cost recoveries on claims or change orders from projects completed or in progress within a reasonable period after completion of the relevant project;

•	political or social circumstances impeding the progress of our work and increasing the cost of performance;

•	inability to obtain and maintain legal registration status in one or more foreign countries in which we are seeking to do business;

•	inability to hire and retain sufficient skilled labor to execute our current work, our work in backlog and future work we have not yet been awarded;

•	inability to execute cost-reimbursable projects within the target cost, thus eroding contract margin and, potentially, contract income on any such project;

•	Inability to obtain adequate financing on reasonable terms;

•	inability to obtain sufficient surety bonds or letters of credit;

•	inability to comply with the financial and other covenants in our 2013 Credit Facilities;

•	loss of the services of key management personnel;

•	the demand for energy moderating or diminishing;

•	downturns in general economic, market or business conditions in our target markets;

•	changes in and interpretation of U.S. and foreign tax laws that impact our worldwide provision for income taxes and effective income tax rate;

•	changes in applicable laws or regulations, or changed interpretations thereof, including climate change regulation;

•	changes in the scope of our expected insurance coverage;

•	inability to manage insurable risk at an affordable cost;

•	enforceable claims for which we are not fully insured;

•	incurrence of insurable claims in excess of our insurance coverage;

•	the occurrence of the risk factors listed elsewhere in this Form 10-K or described in our periodic filings with the SEC; and

•	other factors, most of which are beyond our control.

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

PART I

Items 1. and 2. Business and Properties

General

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

Through our business segments we have been employed by more than 400 clients to carry out work in over 60 countries. These segments operated primarily in the United States and Canada during 2013 and the United States, Canada and Oman during 2012. We exited Oman in January 2013. Within the past 10 years, we have worked in Asia, Europe, North America, the Middle East, Africa, and South America. Private sector clients have historically accounted for the majority of our revenue. Governmental entities and agencies have accounted for the remainder. One of our customers in our Utility T&D segment, Oncor, was responsible for 11.5 percent, 16.3 percent and 15.5 percent of our consolidated revenue for 2013, 2012 and 2011, respectively. Another one of our customers in both our Oil & Gas and Professional Services segments, Enterprise Products Partners L.P., was responsible for 10.4 percent of our consolidated revenue in 2013.

See Note 12 – Segment Information in Item 8 of this Form 10-K for more information on our operating segments and our continuing operations contract revenue by geographic region.

Oil & Gas

We provide construction, project management, maintenance and lifecycle extension services to the upstream, midstream and downstream markets. In the upstream and midstream markets, our history of executing large and complex pipeline projects has positioned us to participate in growing markets relative to the smaller gathering and processing systems needed to support the extensive oil and gas drilling activity in the United States as well as constructing pipelines to connect these resources to end-markets. In the downstream market, we provide integrated, full-service specialty construction, turnaround, repair and maintenance services to major integrated oil companies, independent refineries, product terminals and petrochemical companies. We provide these services primarily in the United States; however, our experience includes international projects. We believe that these service offerings, combined with our industry experience in large oil and gas infrastructure projects, allow us to meet our customers’ needs for safety, quality, schedule certainty, and local presence at a competitive price.

Pipeline Construction

We focus on providing our customers the services they want in the geographies they want. Over the past two years we have worked diligently to expand our geographic footprint to align our regional service delivery with the oil and gas exploration taking place in the United States. Our earliest success was attributed to the focus and execution of upstream infrastructure projects and that capability remains today. With the expansion of liquids-rich production in the United States the demand for pipeline construction has geographically shifted. No longer driven by large diameter long distance projects to deliver natural gas to the eastern corridor, demand has shifted to expanding existing infrastructure capacity as well as building new take-away capacity from these new production regions to existing systems. While the projects may not be as large, they are plentiful and still require the technical excellence that we believe we have built over our 100-plus year history.

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

Integrity Construction

We provide full-service integrity management program offerings including program development, data services, risk analysis, corrosion evaluation, integrity engineering and integrity construction services.

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

Downstream Construction, Maintenance and Turnaround Services

When performing a construction and maintenance project as part of a refinery turnaround, detailed planning and execution is imperative in order to minimize the duration of the outage, which can cost owners millions of dollars in downtime. Our experience includes successful turnaround execution on the largest, most complex Fluid Catalytic Cracking (“FCC”) units. Our record in providing a construction-driven approach with attention to planning, scheduling and safety places us at the forefront of qualified bidders in North America for work on FCC units and qualifies us for most turnaround projects of interest. Our downstream services include refractory services, furnace re-tube and revamp projects, stainless and alloy welding services and heavy rigging and equipment setting. The skills and experience gained from our turnaround performance is complementary to our construction services for new units, expansions and revamp projects.

Tank Services

We provide services to the above-ground storage tank industry. Our capabilities include: American Petroleum Institute (“API”) compliant tank maintenance and repair; floating roof seals; floating roof installations and repairs; secondary containment bottoms, cone roof and structure replacements; and new API compliant aboveground storage tanks. We provide these services on a stand-alone basis or in combination.

Natural Gas Distribution Pipeline

We construct, maintain and upgrade natural gas distribution pipelines. Our services include trenching, transporting, welding or fusing and laying pipe, post-construction integrity testing, site restoration and meter setting.

Professional Services

We provide engineering, procurement, EPC, project management, integrity and field services to the oil and gas and electric utility industries. Our history of managing and executing complex projects has positioned us to be a full service provider in the emerging integrity market.

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

Integrity Services

In addition to capital projects, we also offer our considerable infrastructure construction expertise to our clients through our integrity offerings including program management, engineering and field services. We provide full-service integrity management program offerings including program development, data services, risk analysis, corrosion evaluation, integrity engineering and integrity construction services.

Integra LinkTM

We partnered with Google to provide a cloud-based pipeline lifecycle integrity management solution. Integra LinkTM utilizes Google’s geospatial technology platform to transform the way oil and gas pipeline companies visualize and utilize their data and information. Integra LinkTM is jointly marketed by Willbros and Google and we believe the system has the potential to become the standard in pipeline integrity management.

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

The refining and petrochemical industries strive to minimize costs through operating efficiencies and hiring experienced process engineering as needed. It is often more cost effective to engage a contractor to oversee and manage the planning, engineering, procurement, installation and commissioning of new capacity additions, revamps or new process units to support the need to meet new refining or manufacturing specifications. Our experience and capability covers the breadth of all process units in both refineries and petrochemical plants, allowing us to offer clients a single source solution for expansion and revamp programs. We seek to do this in the most efficient, competitive manner and supply both our own personnel and supplemental services of other contractors as needed.

Contact Voltage and Gas Leak Detection

Our crews test for contact voltage and gas leaks in areas where these problems are suspected. Contact voltage typically arises through a failure of the grounding of electrical equipment and may result in injury to the public. Similarly, gas leaks often occur as a result of the deterioration of gas distribution infrastructure.

Utility-line Locating

Our crews locate underground electric power, hydrocarbon, telecom, water, cable and sewer utilities prior to excavation. Our locating services often require a physical visit to the location whereby our employees will locate and mark utility infrastructure. In other cases we are able to provide the excavating party a clearance to dig without having to physically visit the location.

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

Cable Restoration and Assessment

In the U.S. and internationally, we offer services to utilities and industrial companies for the restoration of electrical power cables and the condition assessment of electrical cable systems.

Telecommunications

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

Canada

In Canada, Willbros is an industry leader in construction, maintenance and fabrication, well known for piping projects, including integrity and supporting civil work, general mechanical and facility construction, API storage tanks, general and modular fabrication, along with electrical and instrumentation projects serving the Canadian energy industry. We have had specialized facilities and offices throughout Alberta since 2001 in Fort McMurray, Edmonton and Calgary. These offices are locally staffed with dedicated and experienced professionals, ideally suited to serve our clients in Western Canada particularly in the oil sands. We are an oil and gas infrastructure construction and maintenance contractor, providing a diverse and complementary suite of services to meet our clients’ expectations through safe, productive, high quality execution in the field. We continue to explore and evaluate the market for opportunities that augment our service offering and create more value added experiences for our customers.

Construction & Maintenance

A cornerstone of our business is the construction and maintenance of Hydrotransport and Tailings Lines (“HTTL”) in the oil sands mine sites of the Wood Buffalo region of Northern Alberta. Our expertise is not only in new construction of the HTTL, but also the ongoing rotation and maintenance of these lines as well. Our scope will also include other pipeline projects both above and below ground ranging in size from 2” to greater than 48” in a variety of materials such as carbon steel, stainless steel, High Density Poly Ethylene, and other non- metal products and specialty alloys. Our crews are well equipped and capable to perform civil earthworks including corridor construction, trenching, backfill, grading, road construction, crossings and bores, berms, pipe culverts, excavation and hauling.

Projects & Specialty Services

Projects and specialty services include a range of new construction project work including both above and below ground piping. Our expertise includes piping tie-ins, gathering systems, looping systems and steam lines typically serving pipeline operators, producer and Steam Assisted Gravity Drainage facilities. Over the last year, an increased focus and strategy has been directed towards pipeline integrity work including dig-ups and repairs. Regulators, industry and public concern continue to emphasize and require more robust integrity programs to ensure safety and reliable leak-free performance. We are well positioned with talented crews, equipment and supervision to perform pipeline and integrity work safely, on time and on budget.

Electrical and Instrumentation Services

Our newly created electrical and instrumentation operations offer construction and maintenance services to industrial, oil and gas and petrochemical customers across Western Canada. We are capable of managing major projects from initial plant construction to commissioning and start-up. Currently, we offer our customers expertise in low and medium voltage construction situations as well as ongoing maintenance and support programs specifically tailored to the needs of our customers. In addition to these services, our team has the ability to seamlessly execute a wide variety of modular building and skid pre-wiring projects, fiber optics, grounding and fire and gas detection installations.

Tanks

Tank services supports the Canadian oil and gas industry with new construction, maintenance and repair of API above ground steel storage tanks specific to 650, 653, 620 and American Water Works Association industry codes. Our capabilities service a wide variety of tank design considerations such as roof diversification (internal, external, dome, floating or self-supported), foundations, internals, stairways, doors, flush type clean out, nozzles and other appurtenances. Our expertise allow for turnkey solutions from design to fabrication through to field erection, testing and pre-commissioning support and crude oil terminal and refining facilities to meet increasing storage capacity demand within the industry.

Facilities

Our facilities operation is a versatile, general mechanical service line with civil and structural capabilities supporting the Canadian oil and gas industry. Our expertise lends itself to both greenfield and brownfield projects requiring setting, alignment, installation and pre-commissioning of oil field infrastructure such as pump stations, compressor stations, metering stations, process and pipe rack modules in conjunction with associated inter-connecting piping.

Fabrication

Ideally located on 23 acres of land accessible to the high load corridor in Edmonton, sits our state of the art fabrication facility. This is a multi-faceted fabrication operation specializing in three main categories: Chromium Carbide Overlay, a process of applying overlay to extend the service life of piping products used in heavy wear erosion, corrosion and abrasive applications utilized in oil sands extraction and tailings functions. We also perform pipe spool and other general fabrication of expansion barrels, block valves, traps and other piping related components including double jointing and handling. Finally, our yard is able to stand, stage and fabricate modules of various sizes and designs, typically pipe rack, equipment, process and pump house modules.

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

Our Values

We believe the values we adhere to as an organization shape the relationships and performance of our company. We are committed to strong Leadership across the organization to achieve Excellence, Accountability and Compliance in everything we do, recognizing that Compliance is the catalyst for successfully applying all of our values. Our core values are:

•	Safety – always perform safely for the protection of our people and our stakeholders;

•	Honesty & Integrity – always do the right thing;

•	Our People – respect and care for their wellbeing and development; maintain an atmosphere of trust, empowerment and teamwork; ensure the best people are in the right position;

•	Our Customers – understand their needs and develop responsive solutions; promote mutually beneficial relationships and deliver a good job on time;

•	Superior Financial Performance – deliver earnings per share and cash flow and maintain a balance sheet which places us at the forefront of our peer group;

•	Vision & Innovation – understand the drivers of our business environment; promote constant curiosity, imagination and creativity about our business and opportunities; seek continuous improvement; and

•	Effective Communications – present a clear, consistent and accurate message to our people, our customers and the public.

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

Leverage Core Service Expertise into Additional Full EPC Contracts

Our core expertise and service offerings allow us to provide our customers with a single source EPC solution which creates greater efficiencies and benefits both our customers and our company. We believe our Professional Services segment’s EPC service offerings, which is focused on small to mid-sized capital projects, is relatively unique in our respective markets, providing us with a competitive advantage in providing these services. In performing integrated EPC contracts, we often perform front-end engineering and design services while establishing ourselves as overall project managers from the earliest stages of project inception and are, therefore, able to improve the efficiency of the design, permitting, procurement and construction sequence for a project in connection with making engineering decisions. Our customers benefit from a more seamless execution; while for us, these contracts often yield more consistent profit margins on the engineering and construction components of the contract compared to stand-alone contracts for similar services. Additionally, this contract structure allows us to deploy our resources more efficiently and capture the engineering, procurement and construction components of these projects.

Backlog

For information regarding our backlog, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Financial Measures – Backlog.

Competition

We operate in a highly competitive environment. We compete against companies that have financial and other resources substantially in excess of those available to us. In certain markets, we compete against national and regional firms against which we may not be price competitive. We have different competitors in different markets, including those listed below.

•	Oil & Gas Segment – Quanta Services, MasTec, Primoris, Associated Pipeline Contractors, Sheehan Pipeline Construction, U.S. Pipeline, Welded Construction, Henkels & McCoy, Michels Corporation, North American Energy Services, Flint Energy Services, Ledcor, AltairStrickland, JV Industrial Companies, Plant Performance Services, Kellogg Brown & Root (“KBR”), Chicago Bridge & Iron and Matrix Services. In addition, there are a number of regional competitors such as Sunland, Dyess and Jomax.

•	Professional Services Segment – CH2M Hill; Gulf Interstate, Jacobs Engineering, Universal Pegasus, Trigon, Mustang Engineering and ENGlobal.

•	Utility T&D Segment – Quanta Services, MYR Group, MasTec and Pike Electric and larger privately-held companies such as Henkels & McCoy, Michels Corporation and Miller Pipeline.

•	Canada Segment – Michels Corporation, North American Energy Services, Flint Energy Services, Ledcor, KBR and OJ Pipelines.

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

In evaluating bid opportunities, we consider such factors as the clients and their geographic location, the difficulty of the work, current and projected workload, the likelihood of additional work, the project’s cost and profitability estimates, and our competitive advantage relative to other likely bidders. The bid estimate forms the basis of a project budget against which performance is tracked through a project control system, enabling management to monitor projects effectively.

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

Under a fixed-price contract, we agree on the price that we will receive for the entire project, based upon specific assumptions and project criteria. If our estimates of our own costs to complete the project are below the actual costs that we may incur, our margins will decrease, possibly resulting in a loss. The revenue, cost and gross profit realized on a fixed-price contract will often vary from the estimated amounts because of unforeseen conditions or changes in job conditions and variations in labor and equipment productivity over the term of the contract. If we are unsuccessful in mitigating these risks, we may realize gross profits that are different from those originally estimated and may incur losses on projects. Depending on the size of a project, these variations from estimated contract performance could have a significant effect on our operating results for any quarter or year. In some cases, we are able to recover additional costs and profits from the client through the change order process. In general, turnkey contracts to be performed on a fixed-price basis involve an increased risk of significant variations. This is a result of the nature of these contracts and the inherent difficulties in estimating costs, and of the interrelationship of the integrated services to be provided under these contracts whereby unanticipated costs or delays in performing part of the contract can have compounding effects by increasing costs of performing other parts of the contract. Our accounting policy related to contract variations and claims requires recognition of all costs as incurred. Revenue from change orders, extra work and variations in the scope of work is recognized when an agreement is reached with the client as to the scope of work and when it is probable that the cost of such work will be recovered in a change in contract price. Profit on change orders, extra work and variations in the scope of work are recognized when realization is reasonably assured. Also included in contract costs and recognized income not yet billed on uncompleted contracts are amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price, or other customer-related causes of unanticipated additional contract costs (unapproved change orders). These amounts are recorded at their estimated net realizable value when realization is probable and can be reasonably estimated. Unapproved change orders and claims also involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded unapproved change orders may be made in the near term. If we do not successfully resolve these matters, a net expense (recorded as a reduction in revenues), may be required, in addition to amounts that have been previously provided.

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

We attempt to manage contract risk by implementing a standard contracting philosophy to minimize liabilities assumed in the agreements with our clients. However, there may be contracts or MSAs in place that do not meet our current contracting standards. While we have made efforts to improve our contractual terms with our clients, this process takes time to implement. We have attempted to mitigate the risk by requesting amendments to our contracts and by maintaining primary and excess insurance, with certain specified limits to mitigate our exposure, in the event of a loss.

Oncor Alliance Agreement

On June 12, 2008, InfrastruX Group, LLC (“InfrastruX”), a company we acquired in July 2010, entered into a non-exclusive agreement with Oncor. Due to the extensive scope and long duration of the agreement, we refer to it as an alliance agreement. We summarize below the principal terms of the agreement. This summary is not a complete description of all the terms of the agreement.

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

Employees

At December 31, 2013, we directly employed a multi-national work force of 9,399 persons, of which approximately 97.4 percent were citizens of the respective countries in which they work. Although the level of activity varies from year to year, we have maintained an average work force of approximately 8,145 over the past five years. The minimum employment during that period has been 3,714 and the maximum was 12,054. At December 31, 2013, approximately 18.4 percent of our employees were covered by collective bargaining agreements. We believe relations with our employees are satisfactory. The following table sets forth the location of employees by work countries as of December 31, 2013:

	Number of Employees	Percent
U.S. Oil & Gas	3,996	42.5%
U.S. Professional Services	1,941	20.6%
U.S. Utility T&D	2,163	23.0%
U.S. Administration	176	1.9%
Canada	1,114	11.9%
Utility T&D International	9	0.1%

Total	9,399	100.0%

Equipment

We own, lease and maintain a fleet of generally standardized construction, transportation and support equipment. In 2013, 2012 and 2011, expenditures for capital equipment were $16.3 million, $10.7 million and $10.0 million, respectively. At December 31, 2013, the net book value of our property, plant and equipment was approximately $111.6 million.

All equipment is subject to scheduled maintenance to maximize fleet readiness. We continue to evaluate expected equipment utilization, given anticipated market conditions, and may buy or lease new equipment and dispose of underutilized equipment from time to time.

Facilities

The principal facilities that we utilize to operate our business are:

Principal Facilities
Business	Location	Description	Ownership
U.S. Oil & Gas	Houston, TX	Office space	Lease
	Splendora, TX	Office and general warehouse	Own
	Channelview, TX	Office and general warehouse	Lease
	Odessa, TX	Office and general warehouse	Lease
	George West, TX	Office and general warehouse	Lease
	Ponder, TX	Office and general warehouse	Lease
	Tuttle, OK	Office and general warehouse	Lease
	Tulsa, OK	Manufacturing, general warehousing and office space	Own
	Catoosa, OK	Manufacturing, general warehousing and office space	Own
	Hobbs, NM	Office and general warehouse	Lease
	Carlsbad, NM	Office and general warehouse	Lease
	Gillette, WY	Office and general warehouse	Lease
	Casper, WY	Office and general warehouse	Lease
	Baton Rouge, LA	Office and general warehouse	Lease
	Greeley, CO	Office and general warehouse	Lease
	Watford City, ND	Office and general warehouse	Lease
	Carrolton, OH	Office and general warehouse	Lease
	Adrian, MI	Office and general warehouse	Lease
	Pittsburgh, PA	Office and general warehouse	Lease
U.S. Professional Services	Houston, TX	Office space	Lease
	Tulsa, OK	Office space	Lease
	Kansas City, MO	Office space	Lease

Principal Facilities
Business	Location	Description	Ownership
	St. Rose, LA	Office space	Lease
	Hauppauge, NY	Office space	Lease
	Englewood, CO	Office space	Lease
	Baton Rouge, LA	Office space	Lease
Utility T&D	Buckeburg, Germany	Office and general warehouse	Lease
	Kent, WA	Office and general warehouse	Lease
	McKinney, TX	Office and general warehouse	Lease
	Ft. Worth, TX	Office space	Lease
	Jacksonville, VT	Office and general warehouse	Lease
Canada	Ft. McMurray, Alberta, Canada	Lay down area	Lease
	Ft. McMurray, Alberta, Canada	Office space	Lease
	Edmonton, Alberta, Canada	Fabrication and manufacturing facility	Lease
	Acheson, Alberta, Canada	Office space and equipment yard	Lease
	Edmonton, Alberta, Canada	Office space	Lease
	Calgary, Alberta, Canada	Office space	Lease
	Calgary, Alberta, Canada	Electrical and instrumentation facility	Lease
Corporate Headquarters	Houston, TX	Office space	Lease

We lease other facilities used in our operations, primarily sales/shop offices, equipment sites and expatriate housing units in the United States and Canada. Rent expense for all leased facilities was approximately $15.1 million in 2013, $12.3 million in 2012 and $8.8 million in 2011.

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

The insurance protection we maintain may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. An enforceable claim for which we are not fully insured could have a material adverse effect on our results of operations. In the future, our ability to maintain insurance, which may not be available or at rates we consider reasonable, may be affected by events over which we have no control, such as those that occurred on September 11, 2001. In 2013, we were not constrained by our ability to bond new projects, nor have we been negatively impacted in early 2014.

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

We do not know and cannot predict whether any proposed legislation or regulations will be adopted or how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact our business segments. Depending on the final provisions of such rules or legislation, it is possible that such future laws and regulations could result in increasing our compliance costs or capital spending requirements or creating additional operating restrictions on us or our customers. It is also possible that such future developments could curtail the demand for fossil fuels and increase the demand for renewable energy sources, which could adversely affect the demand for some of our services and improve the demand for some of our other services. Likewise, we cannot predict with any certainty whether any changes to temperature, storm intensity or precipitation patterns as a result of climate change (or otherwise) will have a material impact on our operations.

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

We are subject to a number of financial and other covenants under our 2013 Credit Facilities, including a Maximum Total Leverage Ratio and a Minimum Interest Coverage Ratio. The Maximum Total Leverage Ratio decreases from 4.00 to 1.00 at December 31, 2013 to 3.50 to 1.00 as of March 31, 2014, 3.00 to 1.00 as of June 30, 2014 and 2.75 to 1.00 as of March 31, 2015. The Minimum Interest Coverage Ratio increases from 3.25 to 1.00 at December 31, 2013 to 3.50 to 1.00 as of March 31, 2014. We were in compliance with each of these financial covenants as of December 31, 2013. Our financial performance will need to continue to improve over 2013 in order to remain in compliance with these increasingly stringent financial covenants. Although our internal forecast indicates that we will continue to comply during 2014, there is no assurance that we will be able to maintain compliance with these financial covenants.

In order to ensure compliance with our Maximum Total Leverage Ratio, Minimum Interest Coverage Ratio and other financial covenants, we may elect to prepay our credit agreement indebtedness by accessing capital markets, through proceeds of the sale of non-strategic assets, with cash on hand or through the reduction of overhead. However, we can provide no assurance that we will be successful in disposing of our non-strategic assets, accessing capital markets on terms we consider favorable or reducing costs in amounts sufficient to comply with our financial covenants. Moreover, if our results of operations are weaker than our forecast, we may not have sufficient cash on hand to prepay sufficient credit agreement indebtedness in order to avoid a financial covenant default and fund our working capital requirements.

A default under the 2013 Credit Facilities would permit the lenders to terminate their commitment to make cash advances or issue letters of credit, require us to immediately repay any outstanding cash advances with interest and require us to cash collateralize outstanding letter of credit obligations. If the maturity of our credit agreement indebtedness were accelerated, we may not have sufficient funds to pay such indebtedness. In such an event, our lenders would be entitled to proceed against the collateral securing the indebtedness, which includes substantially all of our assets, to the extent permitted by the credit agreement and applicable law.

Even if we successfully comply with our financial covenants, we may suffer adverse consequences if our unused availability under the ABL Credit Facility drops below certain levels. If our unused availability under the ABL Credit Facility is less than the greater of (i) 15 percent of the revolving commitments or $22.5 million for five consecutive days, or (ii) 12.5 percent of the revolving commitments or $18.8 million at any time, we are subject to increased reporting requirements, the administrative agent will have exclusive control over any deposit account, we will not have any right of access to, or withdrawal from, any deposit account, or any right to direct the disposition of funds in any deposit account, and amounts in any deposit account will be applied to reduce the outstanding amounts under the ABL Credit Facility. Our unused availability under the ABL Credit Facility at December 31, 2013 was $70.9 million.

We may be subject to further legal action if we are unable to make payments required of us pursuant to our settlement agreement of the WAPCo lawsuit.

On March 29, 2012, Willbros Global Holdings, Inc., formerly known as Willbros Group, Inc., a Panama corporation (“WGHI”), which is now one of our subsidiaries and holds a portion of our non-U.S. operations, and Willbros Group, Inc. (“WGI”) entered into a settlement agreement with West African Gas Pipeline Company Limited (“WAPCo”) to settle the litigation which was instituted in the London High Court by WAPCo against WGHI in 2010 (the “Settlement Agreement”). In the litigation, WAPCo had asserted claims against WGHI totaling $273.7 million plus costs and interest. For additional information regarding this litigation, see Note 16 – Discontinued Operations of our “Notes to Consolidated Financial Statements” in Item 8 of Part II of this Form 10-K.

The Settlement Agreement provides that WGHI will make payments to WAPCo totaling $55.5 million. A total of $19.0 million was paid in 2012 and 2013. Of the remaining $36.5 million due to WAPCo, $3.8 million is due at the end of the second quarter of 2014 and $32.7 million is due at the end of the fourth quarter of 2014. The Company intends to fund the final payments under the Settlement Agreement through cash flow from operations, proceeds from additional asset sales, or through available borrowings under the ABL Credit Facility.

WGI and WGHI are jointly and severally liable for payment of the amount due to WAPCo under the Settlement Agreement. WGHI and WGI are subject to a penalty rate of interest and collection efforts in the London court in the event they fail to meet any of the payments required by the Settlement Agreement.

Our settlements with the DOJ and the SEC may negatively impact us in the event of a future FCPA violation. Our failure to comply with the FCPA or other anti-bribery laws would have a material adverse effect on our business.

        In May 2008, after reaching agreement with the Company, the Department of Justice (“DOJ”) filed an Information and Deferred Prosecution Agreement (“DPA”) concluding its investigation into violations of the FCPA by WG and its subsidiary, Willbros International, Inc. (“WII”). Also in May 2008, we reached a final settlement with the SEC to resolve its previously disclosed investigation of possible violations of the FCPA and possible violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. These investigations stemmed primarily from our former operations in Bolivia, Ecuador and Nigeria. We made the final payments under these settlements in October 2011. The criminal information associated with the DPA was dismissed, with prejudice, on April 2, 2012.

Under the SEC settlement, we are permanently enjoined from committing any future violations of the federal securities laws.

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

Federal and state legislative and regulatory developments that we believe should encourage electric power transmission and natural gas pipeline infrastructure spending may fail to result in increased demand for our Utility T&D and Oil & Gas services.

In recent years, federal and state legislation has been passed and resulting regulations have been adopted that could significantly increase spending on electric power transmission and natural gas pipeline infrastructure, including the Energy Act of 2005 and state Renewable Portfolio Standard (“RPS”) programs. However, much fiscal, regulatory and other uncertainty remains as to the impact this legislation and regulation will ultimately have on the demand for our Utility T&D and Oil & Gas services.

RPS initiatives may not lead to increased demand for our Utility T&D services. A majority of states and Washington D.C. have mandatory RPS programs that require certain percentages of power to be generated from renewable sources. However, for budgetary or other reasons, states may reduce those mandates or make them optional or extend deadlines, which could reduce, delay or eliminate renewable energy development in the affected states. Furthermore, renewable energy is generally more expensive to produce and may require additional power generation sources as backup. Funding for RPS programs may not be available or may be further constrained as a result of the significant declines in government budgets and subsidies and in the availability of credit to finance the significant capital expenditures necessary to build renewable generation capacity. These factors could lead to fewer projects resulting from RPS programs than anticipated or a delay in the timing of these projects and the related infrastructure, which would negatively affect the demand for our Utility T&D services. Moreover, even if the RPS programs are fully developed and funded, we cannot be certain that we will be awarded any resulting contracts. In addition, infrastructure projects are also subject to delays or cancellation due to local factors such as siting disputes, protests and litigation. Before we will receive revenues from infrastructure build-outs associated with any of these projects, substantial advance preparations are required such as engineering, procurement, and acquisition and clearance of rights-of-way, all of which are beyond our control. Investments for renewable energy and electric power infrastructure may not occur, may be less than anticipated or may be delayed, may be concentrated in locations where we do not have significant capabilities, and any resulting contracts may not be awarded to us, any of which could negatively impact demand for our Utility T&D services.

In addition, the increase in long-term demand for natural gas that we believe will benefit from anticipated U.S. greenhouse gas regulations may be delayed or may not occur, which could affect the demand for our Oil & Gas services. It is difficult to accurately predict the timing and scope of any potential federal or state greenhouse gas regulations that may ultimately be adopted or the extent to which demand for natural gas will increase as a result of any such regulations.

We have had material weaknesses in our internal control over financial reporting in prior fiscal years. Failure to maintain effective internal control over financial reporting could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis. As a result, our business, operating results and liquidity could be harmed.

As disclosed in our prior annual reports on Form 10-K, we identified material weaknesses in financial reporting as of December 31, 2011 and 2010 and for the years 2004 through 2007. These material weaknesses led to the restatement of our previously issued consolidated financial statements for fiscal years 2002 and 2003, the first three quarters of 2004 and the first three quarters of 2011. In addition, InfrastruX identified a material weakness in its reporting systems in connection with its fiscal 2008 audit. We believe that all of these material weaknesses have been successfully remediated.

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

Revenues derived from our storm restoration services are highly volatile and uncertain due to the unpredictable nature of weather-related events. InfrastruX’s annual storm restoration revenues have been as high as $67.0 million in 2008 when InfrastruX experienced the largest storm restoration revenues in its history as several significant hurricanes impacted the Gulf Coast and Florida and ice storms affected the Northeast, but storm restoration revenues were approximately $9.4 million and $9.0 million in 2013 and 2012, respectively. Therefore, InfrastruX’s storm restoration revenues for 2008 are not indicative of the revenues that this business typically generates in any period or can be expected to generate in any future period. Our Utility T&D segment’s revenues and operating income will likely continue to be subject to significant variations and uncertainties due to the volatility of our storm restoration volume. We may not be able to generate incremental revenues from storm activities to the extent that we do not receive permission from our regular customers to divert resources from their projects to the restoration work for customers with which we do not have ongoing MSA relationships. In addition, our storm restoration revenues are offset in part by declines in our T&D services because we staff storm restoration mobilizations by diverting resources from our T&D services.

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

We depend on our ability to protect our intellectual property and proprietary rights in our cable restoration and testing businesses, and we cannot be certain of their confidentiality and protection. We are also subject to increasing competition from alternative technologies.

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

We operate primarily in the oil and gas, refinery, petrochemical and electric power industries, providing services to a limited number of clients. Much of our success depends on developing and maintaining relationships with our major clients and obtaining a share of contracts from these clients. The loss of any of our major clients could have a material adverse effect on our operations. One client was responsible for approximately 11.5 percent of total contract revenue in 2013. This client was also responsible for 14.6 percent of our 12 month backlog and 40.5 percent of our total backlog at December 31, 2013.

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

Many aspects of our operations are subject to governmental regulations in the countries in which we operate, including those relating to currency conversion and repatriation, taxation of our earnings and earnings of our personnel, the increasing requirement in some countries to make greater use of local employees and suppliers, including, in some jurisdictions, mandates that provide for greater local participation in the ownership and control of certain local business assets. In addition, we depend on the demand for our services from the oil and gas, refinery, petrochemical and electric power industries, and, therefore, our business is affected by changing taxes, price controls and laws and regulations relating to these industries generally. The adoption of laws and regulations by the countries or the states in which we may operate that are intended to curtail exploration and development drilling for oil and gas or the development of electric power generation facilities for economic and other policy reasons, could adversely affect our operations by limiting demand for our services.

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

Item 1B. Unresolved Staff Comments

None.

Item 3. Legal Proceedings

For information regarding legal proceedings, see the discussion under the caption “Contingencies” in Note 13 – Contingencies, Commitments and Other Circumstances of our “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K, which information from Note 13 is incorporated by reference herein.

Item 4. Mine Safety Disclosures

Not applicable.

Item 4A. Executive Officers of the Registrant

The following table sets forth information regarding our executive officers. Officers are elected annually by, and serve at the discretion of, the Board of Directors.

Name	Age	Position(s)
Robert R. Harl	63	Director, President and Chief Executive Officer
Van A. Welch	59	Executive Vice President and Chief Financial Officer
James L. Gibson	63	Executive Vice President and Chief Operating Officer
Jerrit M. Coward	45	Executive Vice President, Business/Corporate Development
John K. Allcorn	52	Senior Vice President, Sales
Peter W. Arbour	65	Senior Vice President and General Counsel
Earl R. Collins	46	President, Oil & Gas
Michael J. Fournier	51	President, Canada
Johnny M. Priest	64	President, Utility T&D
Edward J. Wiegele	52	President, Professional Services

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

Van A. Welch joined Willbros in 2006 as Senior Vice President, Chief Financial Officer and Treasurer of Willbros Group, Inc.; he served as Treasurer until September 2007, and re-assumed that office in July 2010. In May 2011, he was promoted to Executive Vice President, Chief Financial Officer and Treasurer. He resigned from the office of Treasurer in May 2012. Mr. Welch has over 30 years’ experience in project controls, administrative and finance positions with KBR, a global engineering, construction and services company, and its subsidiaries, serving in his last position as Vice President – Finance and Investor Relations and as a member of KBR’s executive leadership team. From 1998 to 2006, Mr. Welch held various other positions with KBR including Vice President, Accounting and Finance of the Engineering and Construction Division, Vice President, Accounting and Finance of Onshore Operations and Senior Vice President of Shared Services. Mr. Welch is a Certified Public Accountant.

James L. Gibson was named Executive Vice President and Chief Operating Officer of Willbros in May 2011, after having served as the Company’s Chief Operating Officer since October 2010. Mr. Gibson joined Willbros in March 2008. He was named President, Willbros Canada in July 2008, and appointed President Downstream Oil & Gas in February 2010. Mr. Gibson brings more than 40 years of diversified construction experience in managing all aspects of project performance including: cost, schedules, quality, safety, budget, regulatory requirements and subcontracting. Prior to joining Willbros, he was employed by KBR, for the majority of his career, beginning in 1972. He held a number of positions at KBR in project management services performing work in refineries and chemical plants. He has managed projects for Syncrude Canada Limited in Alberta and other projects in the oil sands industry in the Fort McMurray area. Mr. Gibson holds several contractor certifications and licenses and graduated from the University of Texas with a Bachelor of Science in Engineering.

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

John K. Allcorn rejoined Willbros in March 2013 as Senior Vice President, Sales. While previously with Willbros, he was responsible for worldwide operations, including overseeing our engineering and construction companies. Prior to rejoining Willbros, he served as President and Chief Executive Officer of Integrated Pipeline Services, Inc. from January 2009 to March 2012, during which he established an investment strategy to grow the business through a mix of organic expansion and mergers and acquisitions. Mr. Allcorn has also held positions with US Pipeline, Inc. and Gregory & Cook. Mr. Allcorn has more than 27 years of experience in the pipeline industry, specializing in pipeline design and construction. Mr. Allcorn earned a Bachelor of Science degree in Accounting from the University of Houston.

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

Earl R. Collins joined Willbros in May 2013 as Senior Vice President, Oil & Gas and President of the Oil & Gas segment. Mr. Collins joined Willbros from CH2M HILL where he served as President & Global Director EPC & Construction Operations for their Energy and Chemicals group. Mr. Collins Worked for CH2M HILL from May 2008 to May 2013. He began his career as an engineer at Peter Kiewit Construction Company. During his seventeen years with that firm he served in capacities of increasing responsibility up to Senior Vice President and graduate of the Kiewit Executive Leadership Development Program. Mr. Collins is a member of the Rice Global E&C Forum and the Construction Users Round Table and the Construction Industry Institute and earned a Bachelor of Science degree in Construction Engineering from Iowa State University.

Michael J. Fournier joined Willbros in August 2011 as Chief Operating Officer before being promoted to Senior Vice President, Canada and President of the Canada segment in September 2012. Prior to joining Willbros he served as an Operations Manager for Lockerbie & Hole Industrial in 2005. He was subsequently promoted to Senior Manager (Business Unit President) of Lockerbie & Hole, Inc., and ended his tenure as President of Aecon Lockerbie Construction Group Inc. in 2011. Mr. Fournier has more than 29 years of experience in the Western Canada oil and gas service industry where he has held various executive and senior management positions with a number of industrial contractors operating in the Canadian oil sands. Mr. Fournier graduated from the University of Alberta with a Bachelor of Science in Mechanical Engineering and is registered with the Association of Professional Engineers, Geologists and Geophysicists of Alberta. He also served on the board of directors for Construction Labour Relations Alberta and Management Board for the Natural Sciences and Engineering Research Council of Canada Chair in Construction Management for the University of Alberta.

Johnny M. Priest joined Willbros in 2012 as Chief Operating Officer before accepting his current position as Senior Vice President, Utility T&D and President of the Utility T&D segment later that year. Prior to joining Willbros, he served as the Chief Executive Officer of Argos Utilities from April 2009 to March 2012. Mr. Priest began his career as a line construction technician with Duke Power in 1967 and has since managed and presided over a number of companies including: Argos Utilities, MasTec Energy Group and Shaw Energy Delivery Services (formerly owned by Duke Energy). He is a veteran of the U.S. Army.

Edward J. Wiegele joined Willbros in 2007 as Vice President of Professional Services and President of Willbros’ Professional Services business unit before being elected as Senior Vice President, Professional Services and President of the Professional Services segment in January 2013. Mr. Wiegele has over 30 years of experience in pipeline engineering, project management, operations and business development providing technical services to the pipeline industry as well as extensive experience in energy infrastructure development, GIS technologies, integrity management and technology implementation. He earned his civil engineering degree from Iowa State University in 1982.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock commenced trading on the New York Stock Exchange on August 15, 1996, under the symbol “WG.” The following table sets forth the high and low sale prices per share of our common stock as reported by the New York Stock Exchange for the periods indicated:

	High	Low
For the year ended December 31, 2013:
First Quarter	$9.96	$5.48
Second Quarter	10.45	6.13
Third Quarter	10.19	6.19
Fourth Quarter	10.30	7.87
For the year ended December 31, 2012:
First Quarter	$5.14	$3.22
Second Quarter	6.76	3.45
Third Quarter	7.36	4.75
Fourth Quarter	5.78	4.07

Substantially all of our stockholders maintain their shares in “street name” accounts and are not, individually, stockholders of record. As of February 19, 2014, our common stock was held by approximately 162 holders of record and an estimated 4,630 beneficial owners.

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

Issuer Purchases of Equity Securities

The following table provides information about purchases of our common stock by us during the fourth quarter of 2013:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2013 – October 31, 2013	481	$9.53	—	—
November 1, 2013 – November 30, 2013	10,265	9.00	—	—
December 1, 2013 – December 31, 2013	2,816	9.21	—	—

Total	13,562	$9.06	—	—

(1)	Represents shares of common stock acquired from certain of our officers and key employees under the share withholding provisions of our 1996 Stock Plan and 2010 Stock and Incentive Compensation Plan for the payment of taxes associated with the vesting of shares of restricted stock granted under such plans.
(2)	The price paid per common share represents the closing sales price of a share of our common stock as reported by the New York Stock Exchange on the day that the stock was acquired by us.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011	2010	2009
Statement of Operations Data:
Contract revenue	$2,018,783	$1,928,800	$1,376,369	$1,003,409	$1,120,441
Operating expenses (income):
Contract	1,801,870	1,738,977	1,249,025	886,952	995,225
Amortization of intangibles	15,082	14,985	15,108	9,437	6,515
General and administrative	167,700	151,967	127,488	106,086	78,385
Goodwill impairment	—	8,067	178,575	60,000	—
Changes in fair value of contingent earn-out liability	—	—	(10,000)	(45,340)	—
Settlement of project dispute	—	—	8,236	—	—
Acquisition costs	—	—	—	10,055	2,499
Other charges	—	—	—	3,771	12,694

Operating income (loss)	34,131	14,804	(192,063)	(27,552)	25,123
Interest expense, net	(30,729)	(29,393)	(45,035)	(27,639)	(8,411)
Other, net	(731)	(570)	(539)	1,553	(1,717)
Loss on early extinguishment of debt	(11,573)	(3,405)	(6,304)	—	—

Income (loss) from continuing operations before income taxes	(8,902)	(18,564)	(243,941)	(53,638)	14,995
Provision (benefit) for income taxes	14,534	4,727	(33,558)	(28,951)	6,003

Income (loss) from continuing operations	(23,436)	(23,291)	(210,383)	(24,687)	8,992
Income (loss) from discontinued operations net of provision for income taxes	7,569	(5,944)	(82,438)	(11,142)	10,648

Net income (loss)	(15,867)	(29,235)	(292,821)	(35,829)	19,640
Less: Income attributable to noncontrolling interest	—	(976)	(1,195)	(1,207)	(1,817)

Net income (loss) attributable to Willbros Group, Inc.	$(15,867)	$(30,211)	$(294,016)	$(37,036)	$17,823

Reconciliation of net income (loss) attributable to Willbros Group, Inc.
Income (loss) from continuing operations	$(23,436)	$(23,291)	$(210,383)	$(24,687)	$8,992
Income (loss) from discontinued operations	7,569	(6,920)	(83,633)	(12,349)	8,831

Net income (loss) attributable to Willbros Group, Inc.	$(15,867)	$(30,211)	$(294,016)	$(37,036)	$17,823

Basic income (loss) per share attributable to Company shareholders:
Continuing operations	$(0.48)	$(0.49)	$(4.43)	$(0.58)	$0.24
Discontinued operations	0.16	(0.14)	(1.76)	(0.29)	0.22

Net income (loss)	$(0.32)	$(0.63)	$(6.19)	$(0.87)	$0.46

Diluted income (loss) per share attributable to Company shareholders:
Continuing operations	$(0.48)	$(0.49)	$(4.43)	$(0.58)	$0.23
Discontinued operations	0.16	(0.14)	(1.76)	(0.29)	0.22

Net income (loss)	$(0.32)	$(0.63)	$(6.19)	$(0.87)	$0.45

Cash Flow Data:
Cash provided by (used in):
Operating activities	$2,469	$(35,738)	$11,713	$46,871	$47,304
Investing activities	25,955	22,236	58,376	(404,651)	(34,036)
Financing activities	(37,630)	6,574	(147,296)	297,795	(28,481)
Effect of exchange rate changes	(1,564)	(2,137)	(449)	2,402	6,135
Balance Sheet Data (at period end):
Cash and cash equivalents	$42,569	$48,778	$52,859	$111,924	$170,691
Working capital from continuing operations	214,891	210,746	121,538	219,980	244,128
Total assets	870,668	978,246	861,771	1,270,345	728,378
Total liabilities	681,894	771,913	630,193	746,805	240,383
Total debt	277,208	303,820	267,748	387,928	103,875
Stockholders’ equity	188,774	206,333	231,578	523,540	487,995

Other Financial Data (excluding discontinued operations):
12 Month Backlog (at period end)(1)	$1,085,359	$1,010,365	$768,869	$671,289	$368,000
Capital expenditures, excluding acquisitions	16,298	10,659	10,047	15,635	10,889
Adjusted EBITDA from continuing operations(2)	79,825	74,769	36,720	55,177	81,864
Number of employees (at period end):	9,399	12,054	8,810	7,260	3,714

(1)	Backlog is anticipated contract revenue from uncompleted portions of existing contracts and contracts whose award is reasonably assured. MSA backlog is estimated for the remaining terms of the contract. MSA backlog is determined based on historical trends inherent in the MSAs, factoring in seasonal demand and projecting customer needs based on ongoing communications.
(2)	Adjusted EBITDA from continuing operations is included herein because it is one of the measures through which we assess our financial performance. Adjusted EBITDA from continuing operations is not calculated or presented in accordance with U.S. GAAP. For a definition of Adjusted EBITDA from continuing operations, a reconciliation of Adjusted EBITDA from continuing operations to income (loss) from continuing operations (its most directly comparable financial measure calculated and presented in accordance with U.S. GAAP), and additional information regarding this non-GAAP financial measure, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Financial Measures – Adjusted EBITDA from Continuing Operations.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto. Additional sections in this Form 10-K which should be helpful to the reading of our discussion and analysis include the following: (i) a description of our services provided by segment found in Items 1 and 2 “Business and Properties — Services Provided” (ii) a description of our business strategy found in Items 1 and 2 “Business and Properties — Our Strategy”; and (iii) a description of risk factors affecting us and our business, found in Item 1A “Risk Factors.”

In as much as the discussion below and the other sections to which we have referred you pertain to management’s comments on financial resources, capital spending, our business strategy and the outlook for our business, such discussions contain forward-looking statements. These forward-looking statements reflect the expectations, beliefs, plans and objectives of management about future financial performance and assumptions underlying management’s judgment concerning the matters discussed, and accordingly, involve estimates, assumptions, judgments and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed below and elsewhere in our 2013 Form 10-K, particularly in Item 1A “Risk Factors” and in “Forward-Looking Statements.”

OVERVIEW

Willbros is a specialty energy infrastructure contractor servicing the oil, gas, refining, petrochemical and power industries. Our offerings include engineering, procurement and construction (either individually or as an integrated “EPC” service offering), turnarounds, maintenance, facilities development and operations services.

2013 Year in Review

Contract revenue increased 4.7 percent to $2.0 billion in 2013 from $1.9 billion in 2012 primarily related to our Canada segment where revenue more than doubled from the previous year. Operating income increased $19.3 million to $34.1 million in 2013 from $14.8 million in 2012 as a result of positive performance in three of our four segments which produced results in line with our internal expectations. Significant losses in our regional delivery services within our Oil & Gas segment partially offset the solid financial results within our Canada, Utility T&D and Professional Services segments.

Contract revenue generated in our Oil & Gas segment decreased 12.4 percent mainly through lower activity in our cross-country pipeline construction services during the first half of the year as we exercised patience and discipline with respect to the acquisition of new work. Construction work on a major cross-country pipeline construction project began late in the third quarter and during the fourth quarter we were awarded two significant cross-country pipeline projects which included a large-diameter natural gas pipeline in South Texas and a liquids pipeline in the Northeast. The decrease in contract revenue within the segment was partially offset by a 3.5 percent increase in sales growth in our downstream construction and maintenance service offerings which was the result of greater turnaround activity, as well as higher utilization of shops and fabrication resources.

Positive operating performance in our pipeline and facilities services was more than offset by project issues in our regional delivery services within our Oil & Gas segment, which began in the fourth quarter of 2012. As such, we concentrated our management efforts on improving these operations which has resulted in sequential improvement each quarter in 2013. We believe that the changes in our Oil & Gas segment leadership, specifically our regional delivery services, coupled with improvements made in our estimating process and project management, will continue to positively impact our performance into 2014.

Contract revenue generated by our Utility T&D segment decreased 7.7 percent compared to 2012 which is primarily attributed to a slight reduction in electric transmission construction work as our Texas Competitive Renewable Energy Zone (“CREZ”) projects are replaced with new projects with new customers, namely Xcel Energy. Operating income increased $18.3 million in 2013 as the segment benefited from the completion of the CREZ projects, as well as storm restoration work in Texas and Oklahoma.

Our Canada segment continues to benefit from its new business model which focuses on the oil sands mine sites and in situ extraction developments. Contract revenue increased $228.4 million to $445.2 million in 2013 evidencing that the segment is on track to achieve its $500.0 million annual contract revenue run-rate by 2016 that was previously projected. Operating income of $35.4 million was also a significant improvement over the approximate break-even results in 2012. Our Canada segment continues to deliver solid performance quarter-over-quarter, and produced operating margins of 7.9 percent for the year.

Contract revenue generated by our Professional Services segment increased $12.2 million in 2013 primarily driven by our line locating and other integrity services, which grew by nearly 50.0 percent. Operating income increased $4.3 million in 2013 due to strong performance in our engineering, right-of-way, survey, integrity and government service offerings. The segment also benefited from expanding its geographic presence to offer all of our services to additional markets.

To sum up 2013, the positive operating results we achieved in three of our four segments evidences the progress we have made to improve or eliminate underperforming lines of services. Although the regional delivery services in our Oil & Gas segment diminished our overall results, we achieved quarter-over-quarter improvement.

Positive highlights for 2013 include:

•	On January 7, 2013, we completed the sale of all of our shares of capital in Willbros Middle East Limited, which owned our operations in Oman, to Interserve Holdings Limited, a subsidiary of Interserve Plc.

•	Effective August 7, 2013, we completed the refinancing of our credit facility indebtedness by entering into a five-year $150.0 million asset based senior revolving credit facility maturing on August 7, 2018 (the “ABL Credit Facility”), and a six-year $250.0 million term loan facility maturing on August 7, 2019 (the “2013 Term Loan Facility” and, together with the ABL Credit Facility, the “2013 Credit Facilities”).

•	Effective November 1, 2013, we completed the sale of certain assets comprising our electric and gas distribution business in the Northeast (“Hawkeye”) to Elecnor Hawkeye, LLC, a subsidiary of Elecnor, Inc.

We remain focused on analyzing the performance of all of our lines of service relative to our peers and strategic objectives. We will continue to take management actions to improve the operating performance of all our lines of service.

Looking Forward

Last year, we continued to deliver sequential operating improvement and three of our four segments generated positive operating performance. The rapid growth we experienced in our regional delivery services within our Oil & Gas segment outpaced our management capacity resulting in significant deterioration to our overall financial results. The regional market demands local presence, more front line management and back office support. At the beginning of the year, we changed leadership within the Oil & Gas segment and added management talent to provide more oversight and training. Additionally, we improved the back office systems and tools required for these transaction-intensive locations. We have established clear performance standards and an assurance process to verify that these standards are being met. These actions are proving successful with quarter-over-quarter improvement, and we believe these issues have been adequately addressed.

We believe our opportunities in the markets we serve are strong. We have much better visibility going into 2014 than we have had in two years. In the Oil & Gas segment, our large-diameter pipeline spread capacity is largely booked into early fall of this year. Within our regional delivery services, we are focusing our resources on growing midstream pipeline and facilities and pipeline integrity opportunities where we can differentiate our services. In our Utility T&D segment, we have the opportunity to perform additional electric transmission construction work beyond our alliance agreement with Oncor and to capture additional distribution service contracts in the market contiguous to our strong presence in Texas. In our Canada segment, we are on track to meet or exceed our growth and performance objectives and we will continue to expand our service offerings in a thoughtful and meaningful way. We see upside potential for operating margins in our Professional Services segment as we benefit from the investments we made to expand our geographic presence and services in 2013, which included integrity, line locating and land and survey.

Over the past few years we have been managing a culture change, a change in our belief system that will take us to best in class. The culture of accountability that we are cultivating is driving improved performance throughout the entire organization.

Our culture of accountability is focused on achieving these five Key Results which will be the measure of our success:

1.	Safety – continuing to drive world-class safety where we protect our employees and all stakeholders associated with our work. We are targeting a total recordable incident rate of less than 1.0.

2.	Our People – we are creating the environment where people choose to work for us versus any other option.

3.	Our Customers – we are creating a level of customer satisfaction where they choose us versus our competition.

4.	Our goal is to reduce our average Days Sales Outstanding by 10 days; and finally

5.	We are targeting operating income to be in the top tier of our peer group.

We believe that by focusing on these Key Results, we will enhance stockholder value.

Other Financial Measures

Backlog

In our industry, backlog is considered an indicator of potential future performance as it represents a portion of the future revenue stream. Our strategy is focused on capturing quality backlog with margins commensurate with the risks associated with a given project. As such, we have put processes and procedures in place to identify contractual and execution risks in new work opportunities and believe we have instilled in the organization the discipline to price, accept and book only work which meets stringent criteria for commercial success and profitability.

Backlog broadly consists of anticipated revenue from the uncompleted portions of existing contracts and contracts whose award is reasonably assured, subject only to the cancellation and modification provisions contained in various contracts. Additionally, due to the short duration of many jobs, revenue associated with jobs won and performed within a reporting period will not be reflected in quarterly backlog reports. We generate revenue from numerous sources, including contracts of long or short duration entered into during a year as well as from various contractual processes, including change orders, extra work and variations in the scope of work. These revenue sources are not added to backlog until realization is assured.

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

At December 31, 2013, 12 month backlog increased $75.0 million year-over-year driven largely by two significant cross-country pipeline projects awarded to our Oil & Gas segment, which included a large-diameter natural gas pipeline in South Texas and a liquids pipeline in the Northeast. This increase was slightly offset by a reduction in services on MSA contracts within the Utility T&D segment during 2013. The overall decrease in total backlog year-over-year is also primarily attributed to the reduction in MSA work.

The following tables (in thousands) show our backlog from continuing operations by operating segment and geographic location as of December 31, 2013 and 2012 and our 12 month year-end backlog for each of the last five years:

	As of December 31,
	2013				2012
	12 Month	Percent	Total	Percent	12 Month	Percent	Total	Percent
Oil & Gas	$413,699	38.1%	$414,749	20.6%	$290,500	28.8%	$293,495	14.0%
Utility T&D	298,202	27.5%	978,535	48.5%	393,318	38.9%	1,257,403	59.9%
Professional Services	194,283	17.9%	256,981	12.7%	146,120	14.4%	197,752	9.4%
Canada	179,175	16.5%	365,946	18.2%	180,427	17.9%	349,520	16.7%

Total Backlog	$1,085,359	100.0%	$2,016,211	100.0%	$1,010,365	100.0%	$2,098,170	100.0%

	As of December 31,
	2013		2012
	Total	Percent	Total	Percent
Total Backlog by Geographic Region
United States	$1,645,769	81.6%	$1,743,906	83.1%
Canada	365,946	18.2%	349,520	16.7%
Other International	4,496	0.2%	4,744	0.2%

Backlog	$2,016,211	100.0%	$2,098,170	100.0%

	As of December 31,
	2013	2012	2011	2010	2009
12 Month Backlog	$1,085,359	$1,010,365	$768,869	$671,289	$368,000

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

A reconciliation of Adjusted EBITDA from continuing operations to U.S. GAAP financial information follows (in thousands):

	Year Ended December 31,
	2013	2012	2011	2010	2009
Income (loss) from continuing operations attributable to Willbros Group, Inc.	$(23,436)	$(23,291)	$(210,383)	$(24,687)	$8,992
Interest expense, net	30,729	29,393	45,035	27,639	8,411
Provision (benefit) for income taxes	14,534	4,727	(33,558)	(28,951)	6,003
Depreciation and amortization	42,194	46,345	52,748	42,800	33,431
Goodwill impairment	—	8,067	178,575	60,000	—
Changes in fair value of contingent earnout liability	—	—	(10,000)	(45,340)	—
Loss on early extinguishment of debt	11,573	3,405	6,304	—	—
DOJ monitor cost	—	1,588	3,567	4,002	2,582
Stock based compensation	7,142	7,607	9,706	8,379	9,537
Restructuring and reorganization costs	241	151	105	3,771	12,694
Acquisition related costs	—	—	—	10,055	2,499
Gain on disposal of property and equipment	(3,152)	(3,223)	(5,379)	(2,491)	(2,285)

Adjusted EBITDA from continuing operations	$79,825	$74,769	$36,720	$55,177	$81,864

RESULTS OF OPERATIONS

	Years Ended December 31
	(in thousands)
	2013	2012	2013-2012 Change	2011	2012-2011 Change
Contract revenue
Oil & Gas	$791,076	$902,688	$(111,612)	$560,202	$342,486
Utility T&D	446,216	483,603	(37,387)	388,438	95,165
Professional Services	342,746	330,594	12,152	278,101	52,493
Canada	445,213	216,793	228,420	153,411	63,382
Eliminations	(6,468)	(4,878)	(1,590)	(3,783)	(1,095)

Total	2,018,783	1,928,800	89,983	1,376,369	552,431
General and administrative	167,700	151,967	15,733	127,488	24,479
Operating income (loss)
Oil & Gas	(40,193)	(1,479)	(38,714)	(57,162)	55,683
Utility T&D	23,233	4,897	18,336	(147,722)	152,619
Professional Services	15,715	11,426	4,289	361	11,065
Canada	35,376	(40)	35,416	2,460	(2,500)
Corporate	—	—	—	10,000	(10,000)

Total	34,131	14,804	19,327	(192,063)	206,867
Other expense	(43,033)	(33,368)	(9,665)	(51,878)	18,510

Income (loss) from continuing operations before income taxes	(8,902)	(18,564)	9,662	(243,941)	225,377
Provision (benefit) for income taxes	14,534	4,727	9,807	(33,558)	38,285

Loss from continuing operations	(23,436)	(23,291)	(145)	(210,383)	187,092
Income (loss) from discontinued operations net of provision (benefit) for income taxes	7,569	(5,944)	13,513	(82,438)	76,494

Net income (loss)	$(15,867)	$(29,235)	$13,368	$(292,821)	$263,586

2013 versus 2012

Consolidated Results

Contract Revenue

Contract revenue increased $90.0 million in 2013 primarily related to significant sales growth in a number of service offerings within our Canada segment, which has continued its focus on the oil sands mine sites and in situ extraction developments. This increase was partially offset by lower utilization in our cross-country pipeline construction services within our Oil & Gas segment compared to 2012 where we exercised more patience and discipline in acquiring work and a reduction in activity in our electric transmission construction services within our Utility T&D segment primarily due to the completion of the remaining Texas CREZ transmission construction projects during the year.

General and Administrative Expense

General and administrative expenses increased $15.7 million in 2013 primarily due to increased overhead costs within our Canada segment to support its substantial growth in comparison to 2012. We also incurred additional costs in our Professional Services segment related to investments made to expand our geographic presence and services including engineering, integrity, line locating and land and survey. In 2013, general and administrative expense as a percentage of contract revenue was 8.3 percent which was an increase of 0.4 percent in comparison to 2012.

Operating Income

Operating income increased $19.3 million in 2013 primarily related to improved performance in a number of lines of service within our Canada segment, as well as profitability generated from the completion of two Texas CREZ projects and storm restoration work in Texas and Oklahoma all within our Utility T&D segment. These increases were partially offset by significant losses in our regional delivery services within our Oil & Gas segment which were the result of ineffective project management and execution.

Other Expense

Other expense increased $9.7 million in 2013 primarily due to an increase of $8.2 million in debt extinguishment costs year-over-year associated with the refinancing of our credit facility indebtedness and a net increase in interest expense of $1.3 million due to an increase in interest rates under our 2013 Term Loan Facility.

Provision for Income Taxes

Provision for income taxes increased $9.8 million driven primarily by our Canada segment being in a profit position for 2013, compared to a break-even position for 2012.

Income (Loss) from Discontinued Operations, Net of Taxes

Income from discontinued operations increased $13.5 million primarily due to a $23.6 million gain on the sale of Willbros Middle East Limited, which held our operations in Oman and $17.0 million of settlement proceeds from Central Maine Power. This increase was partially offset by continued losses in Hawkeye, which were mainly attributed to the Maine Power Reliability Program project.

Segment Results

Oil & Gas Segment

Contract revenue decreased $111.6 million compared to 2012 primarily related to lower utilization in our cross-country pipeline construction services where we exercised more patience and discipline in acquiring work. This increase was partially offset by sales growth within our downstream construction and maintenance services through greater turnaround activity and higher utilization of shops and fabrication resources.

Operating loss increased $38.7 million primarily related to significant losses in our regional delivery services which were the result of ineffective project management and execution. At the beginning of the year, we changed leadership within the Oil & Gas segment and added management talent to provide more oversight and training. Additionally, we improved the back office systems and tools required for these regional delivery services. These actions are proving successful with quarter-over-quarter improvement and we believe these issues have been adequately addressed.

Professional Services Segment

Contract revenue increased $12.2 million in 2013 primarily driven by increased demand in line locating and other integrity services and in engineering services supporting the gas, liquids and petrochemical industries.

Operating income increased $4.3 million in 2013 primarily related to improved profitability in engineering, right-of-way, survey, integrity and government service offerings.

Utility T&D Segment

Contract revenue decreased $37.4 million in 2013 primarily due to a reduction in activity in our electric transmission construction services mainly related to the completion of the remaining Texas CREZ transmission construction projects during the year.

Operating income increased $18.3 million due to increased profitability generated from the completion of the Texas CREZ projects and storm restoration work in Texas and Oklahoma.

Canada Segment

Contract revenue increased $228.4 million in 2013 primarily related to substantial growth in our specialty construction and integrity services that started in late 2012 as well as the continued progression of several capital replacement projects in Northern Alberta and several additional maintenance projects.

Operating income increased $35.4 million in 2013 primarily related to sharp increases in profitability surrounding certain infrastructure replacement construction and ongoing maintenance projects in Northern Alberta and certain specialty construction and integrity services.

2012 versus 2011

Consolidated Results

Contract Revenue

Contract revenue increased $552.4 million in 2012 with increased revenues across all four segments. The increase was primarily attributable to higher demand for our professional services including engineering and integrity, as well as increased activity in our cross-country pipeline construction services, increased activity in our transmission construction services in Texas which includes our alliance agreement with Oncor, and continued growth in our regional offices within the liquids-rich shale plays across the United States.

General and Administrative Expense

General and administrative expense increased $24.5 million in 2012 mainly from continued growth in our regional offices within the liquids-rich shale plays across the United States along with associated revenue increases. In addition, we incurred increased general and administrative costs in connection with the remediation of our material weakness in accounting for income taxes. In 2012, general and administrative expense as a percentage of contract revenue was 7.9 percent which was a decrease of 1.4 percent in comparison to 2011.

Operating Income (Loss)

Operating income (loss) improved $206.9 million in 2012 primarily due to a $178.6 million goodwill impairment charge in 2011 as compared to an $8.1 million charge in 2012. The remaining increase was primarily attributed to increased profitability in our cross-country pipeline construction services as well as improved performance within our professional services offerings, including engineering, EPC and integrity and within our transmission construction services and electric distribution services in Texas. The improvement was partially offset by losses on the Red River Pipeline project in Texas, losses on the Woodlands project in Canada and a change to the fair value of our contingent earnout liability in 2011 that did not recur in 2012.

Other Expense

Other expense improved $18.5 million in 2012 primarily due to a decrease in net interest expense of $15.6 million and a decrease of $2.9 million in debt extinguishment costs. The decrease in net interest expense mainly resulted from cumulative debt payments of $46.7 million during the course of the year, which effectively reduced our interest charges. The decrease in charges classified as debt extinguishment costs resulted from a reduction in debt payments in 2012 in comparison to 2011.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes increased $38.3 million in 2012 driven primarily by losses incurred in the U.S. that could not be tax benefited, as well as a decrease in goodwill impairment charges, an increase in the state tax provision, and an increase in the valuation allowance against our U.S. net operating losses.

Loss from Discontinued Operations, Net of Taxes

Loss from discontinued operations, net of taxes decreased $76.5 million in 2012 driven primarily from $55.5 million in charges recorded in 2011 in connection with the settlement of the West African Gas Pipeline (“WAGP”) project litigation. Further, legal costs associated with this litigation were $16.4 million in 2011. Neither of these charges occurred in 2012. The remaining increase was mainly attributed to a gain generated from the sale of certain assets disposed of as part of the liquidation of our Canada cross-country pipeline services in 2012 as well as the release of certain project contingencies that resulted from the wrap-up of a final Canada cross-country pipeline project. The overall increase was partially offset by significant operating losses in Hawkeye, which we discontinued in the fourth quarter of 2012.

Segment Results

Oil & Gas Segment

Contract revenue increased $342.5 million in 2012 driven predominantly by increased demand in cross-country pipeline and facilities construction services as well as through business growth and expansion of our regional delivery services into the liquids-rich shale plays across the United States.

Operating loss decreased $55.7 million in 2012, although $30.7 million of the decrease was attributable to a goodwill impairment charge in 2011 that did not recur in 2012. Additionally, $8.2 million of the decrease was attributable to a non-cash charge for the TransCanada settlement during 2011. The remaining reduction in loss was driven by improved profitability in our cross-country pipeline and facilities construction services, partially offset by decreased performance in our regional delivery services.

Professional Services Segment

Contract revenue increased $52.5 million in 2012 driven predominantly by increased EPC activity, as well as increased demand in engineering and integrity services supporting the gas, liquids and petrochemical industries.

Operating income increased $11.1 million in 2012, although $2.1 million of the increase was attributable to a goodwill impairment charge in 2011 that did not recur in 2012. The remaining increase was driven by improved profitability in our engineering services, partially offset by costs incurred related to our geographic expansion to support the liquids-rich shale plays across the United States.

Utility T&D Segment

Contract revenue increased $95.2 million in 2012 primarily related to increased activity in our transmission construction services and electric distribution services in Texas which includes our alliance agreement with Oncor. Additional increases year-over-year were mainly attributed to matting installation and storm support services in the Northeast and our cable and restoration services.

Operating income increased $152.6 million in 2012, although $143.5 million of the increase was attributable to a goodwill impairment charge during 2011 as compared to an impairment of $8.1 million in 2012. The remaining increase was generated predominantly through continued improved performance in our transmission construction services and electric distribution services in Texas and increased profitability through matting installation and storm support.

Canada Segment

Contract revenue increased $63.4 million in 2012 driven by increases across all service offerings including certain construction and maintenance projects delivered to our customers in northern Alberta, fabrication operations related to two new module fabrication projects in the fourth quarter of 2012 and new integrity and specialty pipeline projects coming into full operation during the last quarter of 2012. The increased level of construction activity and our success in excellent service delivery has resulted in some significant new project awards during 2012.

Operating income decreased $2.5 million in 2012 driven primarily through losses incurred on the Woodlands project, a lump sum facilities project impacted by significant staff turnover and a challenging and remote location. Additional losses during the year were the result of startup and overhead costs within our electrical and instrumentation business. These losses were offset by income generated through construction and maintenance services work.

Corporate

The change in fair value of the contingent earnout recorded in 2011 was characterized as a Corporate change in estimate and is not allocated to the reporting segments. For additional information regarding the contingent earnout, see the discussion in Note 14—Fair Value Measurements.

LIQUIDITY AND CAPITAL RESOURCES

Additional Sources and Uses of Capital

Effective August 7, 2013 we completed the refinancing of our credit facility indebtedness by entering into a five-year $150.0 million asset based senior revolving credit facility maturing on August 7, 2018 (the “ABL Credit Facility”), and a six-year $250.0 million term loan facility maturing on August 7, 2019 (the “2013 Term Loan Facility” and, together with the ABL Credit Facility, the “2013 Credit Facilities”). Proceeds from the 2013 Term Loan Facility were used to repay all indebtedness under the previous credit facility, to pay fees and expenses incurred in connection with the transactions and for working capital purposes. As a result of this repayment, we recorded debt extinguishment costs of $11.6 million during the year ended December 31, 2013, which consisted of original issue discount and financing costs inclusive of new creditor fees.

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

The term loans will bear interest at the Adjusted Base Rate (“ABR”) plus an applicable margin, or the “Eurodollar Rate” plus an applicable margin. The ABR is the highest of (i) the rate announced by JPMorgan Chase Bank, N.A. as its prime rate, (ii) the federal funds rate plus 0.5 percent, (iii) the Eurodollar Rate applicable for a period of one month plus 1.0 percent and (iv) 2.25 percent. The Eurodollar Rate is the rate for Eurodollar deposits for a period equal to one, two, three or six months, as selected by Willbros Group, Inc. The applicable margin for ABR loans is 8.75 percent, and the applicable margin for Eurodollar loans is 9.75 percent.

Obligations under the 2013 Term Loan Facility are secured by a first priority security interest in the Term Loan Priority Collateral and a second priority security interest in the ABL Priority Collateral.

Covenants

The table below sets forth the primary financial covenants included in the 2013 Credit Facilities and the calculation with respect to these covenants at December 31, 2013:

	Covenants Requirements	Actual Ratios at December 31, 2013
Maximum Total Leverage Ratio(1) under the 2013 Term Loan Facility (the ratio of Consolidated Debt to Consolidated EBITDA as defined in the credit agreement for the 2013 Term Loan Facility) should be equal to or less than:	4.00 to 1	3.00
Minimum Interest Coverage Ratio(2) under the 2013 Term Loan Facility (the ratio of Consolidated EBITDA to Consolidated Interest Expense as defined in the credit agreement for the 2013 Term Loan Facility) should be equal to or greater than:	3.25 to 1	3.62

Minimum Fixed Charge Coverage Ratio(3) under the ABL Credit Facility (the ratio of Consolidated EBITDA less Capital Expenditures and cash income taxes to Consolidated Interest Expense, Restricted Payments made in cash and scheduled cash principal payments made on borrowed money as defined in the credit agreement for the ABL Credit Facility) should be equal to or greater than:

	1.15 to 1	N/A(3)

(1)	The Maximum Total Leverage Ratio decreases to 3.50 as of March 31, 2014, 3.00 as of June 30, 2014 and 2.75 as of March 31, 2015.
(2)	The Minimum Interest Coverage Ratio increases to 3.50 as of March 31, 2014.
(3)	The Minimum Fixed Charge Coverage Ratio is applicable only if excess availability under the ABL Credit Facility is less than the greater of 15 percent of the commitments or $22.5 million. In addition, prepayments of indebtedness under the 2013 Term Loan Facility are permitted if excess availability under the ABL Credit Facility exceeds the greater of 20 percent of the commitments and $30.0 million and the borrowers and guarantors are in compliance with the Minimum Fixed Charge Coverage Ratio on a pro forma basis immediately prior to and giving effect to the prepayment. Prepayments of indebtedness under the 2013 Term Loan Facility are permitted without restriction to the extent such prepayments are from the proceeds of dispositions of the Term Loan Priority Collateral.

Our financial performance will need to continue to improve over 2013 in order to remain in compliance with these primary financial covenants. Depending on our financial performance, we may be required to request amendments, or waivers for the primary covenants, dispose of assets, reduce overhead, or obtain refinancing in future periods. There can be no assurance that we will be able to obtain amendments or waivers, complete asset sales, reduce sufficient amounts of overhead or negotiate agreeable refinancing terms should it become needed.

The 2013 Credit Facilities also include customary representations and warranties and affirmative and negative covenants, including:

•	limitations on liens and indebtedness;

•	limitations on dividends and other payments in respect of capital stock;

•	limitations on capital expenditures; and

•	limitations on modifications of the documentation of the 2013 Credit Facilities.

A default under the 2013 Credit Facilities may be triggered by events such as a failure to comply with financial covenants or other covenants under the 2013 Credit Facilities, a failure to make payments when due under the 2013 Credit Facilities, a failure to make payments when due in respect of, or a failure to perform obligations relating to, debt obligations in excess of $15.0 million, a change of control of the Company and certain insolvency proceedings. A default under the ABL Credit Facility would permit the lenders to terminate their commitment to make cash advances or issue letters of credit, require the immediate repayment of any outstanding cash advances with interest and require the cash collateralization of outstanding letter of credit obligations. A default under the 2013 Term Loan Facility would permit the lenders to require the immediate repayment of all principal, interest, fees and other amounts thereunder. As of December 31, 2013, we were in compliance with all covenants under the 2013 Credit Facilities.

As of December 31, 2013, we had $19.0 million in outstanding revolver borrowings and $60.1 million in outstanding letters of credit. Our borrowing base in effect at December 31, 2013 allowed a maximum borrowing, including outstanding letters of credit, of $150.0 million. Our unused availability under the ABL Credit Facility at December 31, 2013 was $70.9 million. If our unused availability under the ABL Credit Facility is less than the greater of (i) 15 percent of the revolving commitments or $22.5 million for five consecutive days, or (ii) 12.5 percent of the revolving commitments or $18.8 million at any time, or upon the occurrence of certain events of default under the ABL Credit Facility, we are subject to increased reporting requirements, the administrative agent shall have exclusive control over any deposit account, we shall not have any right of access to, or withdrawal from, any deposit account, or any right to direct the disposition of funds in any deposit account and amounts in any deposit account will be applied to reduce the outstanding amounts under the ABL Credit Facility.

Subsequent to December 31, 2013, we paid the outstanding revolver borrowings in full through proceeds received in connection with the sale of Hawkeye and through cash flow from operations. See the caption “Business and Asset Disposals” in Note 16 – Discontinued Operations for additional information.

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

Settlement Agreement

On March 29, 2012, we entered into a settlement agreement (the “Settlement Agreement”) with WAPCo to settle the West Africa Gas Pipeline project litigation. The Settlement Agreement provides that we must make payments to WAPCo totaling $55.5 million of which $14.0 million was paid in 2012 and $5.0 million was paid in 2013. Of the remaining $36.5 million due to WAPCo, $3.8 million is due at the end of the second quarter of 2014 and $32.7 million is due at the end of the fourth quarter of 2014. We intend to fund the final payments due under the Settlement Agreement through cash flow from operations, proceeds from potential asset sales, or through available borrowings under our ABL Credit Facility.

For additional information regarding the Settlement Agreement, see the discussion in Note 16 – Discontinued Operations.

Cash Balances

As of December 31, 2013, we had cash and cash equivalents of $42.6 million. Our cash and cash equivalent balances held in the United States and foreign countries was $24.3 million and $18.3 million, respectively. In 2011, we discontinued our strategy of reinvesting non-U.S. earnings in foreign operations.

Our working capital position for continuing operations increased $4.2 million to $214.9 million at December 31, 2013 from $210.7 million at December 31, 2012, largely attributable to increased customer collections and improvements in our accounts payable aging. We expect that liquidity will improve as collections from customers increase.

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

Cash flows provided by (used in) continuing operations by type of activity were as follows for years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Operating activities	$26,863	$(7,201)	$62,236
Investing activities	26,156	6,842	51,043
Financing activities	(37,450)	7,335	(146,436)
Effect of exchange rate changes	(1,564)	(2,137)	(449)

Cash provided by (used in) all continuing activities	$14,005	$4,839	$(33,606)

Operating Activities

Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of collection of receivables and the settlement of payables and other obligations.

Operating activities from continuing operations provided net cash of $26.9 million in 2013 as compared to $7.2 million used in 2012. The $34.1 million increase in cash flow provided is primarily a result of the following:

•	An increase in cash flow provided by accounts receivable of $125.3 million attributed to an increase in customer cash collections during the period;

•	An increase in cash flow provided by contracts in progress of $59.1 million attributed to increased billings on projects in 2013; and

•	An increase in other assets and liabilities of $14.1 million attributed to increased cash receipts and decreased cash payments during the year.

This was partially offset by:

•	A decrease in cash flow provided by accounts payable of $139.1 million related to an increase in cash payments to vendors during the period; and

•	A decrease in cash flow provided by prepaids and other assets of $22.9 million related to increased cash payments and decreased cash receipts during the year.

Operating activities from continuing operations used net cash of $7.2 million in 2012 as compared to $62.2 million provided in 2011. The $69.4 million increase in cash flow used is primarily a result of the following:

•	An increase in cash flow used by accounts receivable of $61.0 million attributed to the TransCanada settlement in 2011 that did not recur in 2012;

•	An increase in cash flow used by accounts receivable of $80.6 million attributed to decreased customer cash collections during the period; and

•	An increase in cash flow used by contracts in progress of $34.3 million attributed to decreased billings on projects during the period.

This was partially offset by:

•	A decrease in cash flow used by accounts payable of $53.6 million related to decreased cash payments made to vendors during the period;

•	A decrease in cash flow used by continuing operations of $27.2 million, net of non-cash effects driven primarily through a reduction in our net loss from continuing operations during 2012; and

•	A decrease in cash flow used by other assets and liabilities of $20.0 million related to decreased cash payments and increased cash receipts during the year.

Investing Activities

Investing activities from continuing operations provided net cash of $26.2 million in 2013 as compared to $6.8 million provided in 2012. The $19.4 million increase in cash flow provided is primarily the result of the following:

•	Proceeds from the sale of Willbros Middle East Limited, which held our operations in Oman in 2013 that provided cash of $38.9 million.

This was partially offset by:

•	A decrease of $16.3 million in proceeds from the sales of property, plant and equipment during 2013; and

•	An increase of $3.3 million in purchases of property, plant and equipment during 2013 related to expansion in our Professional Services and Canada segments.

Investing activities from continuing operations provided net cash of $6.8 million in 2012 as compared to $51.0 million provided in 2011. The $44.2 million decrease in cash flow provided is primarily the result of the following:

•	Proceeds from the sale of InterCon Construction, Inc. in 2011 that provided cash of $18.7 million;

•	A decrease of $13.6 million in proceeds from the sales of property, plant and equipment during 2012; and

•	A working capital settlement in 2011 related to the acquisition of InfrastruX that provided cash of $9.4 million.

Financing Activities

Financing activities from continuing operations used net cash of $37.5 million in 2013 as compared to $7.3 million provided in 2012. The $44.8 million increase in cash flow used is primarily the result of the following:

•	A $143.1 million increase in payments against our prior term loan as a result of the August 2013 debt refinancing;

•	A $72.0 million increase in payments on our notes payable and prior revolver primarily in conjunction with the August 2013 debt refinancing; and

•	$60.0 million in proceeds from our Term Loan in 2012 that did not reoccur in 2013.

This was partially offset by:

•	A $231.5 million increase in proceeds from our term loan, revolver and notes payable primarily in conjunction with the August 2013 debt refinancing.

Financing activities from continuing operations provided net cash of $7.3 million in 2012 as compared to $146.4 million used in 2011. The $153.7 million increase in cash flow provided is primarily the result of the following:

•	$60.0 million in proceeds from our additional Term Loan issued in 2012;

•	$54.5 million in reductions of payments against our Term Loan and other debt instruments;

•	$33.4 million in additional proceeds from our revolver and notes payable; and

•	$6.4 million in reductions of payments of our capital lease obligations.

Discontinued Operations

Discontinued operations used net cash of $24.8 million in 2013 as compared to cash used of $13.9 million in 2012. The $10.9 million increase in cash flow used is primarily due to continued losses in our electric and gas distribution business in the Northeast.

Discontinued operations used net cash of $13.9 million in 2012 as compared to cash used of $44.1 million in 2011. The $30.2 million decrease in cash flow used is primarily due to a reduction in losses in our discontinued operations year over year, coupled with a reduction in legal fees as a result of the settlement of the WAGP project litigation and a recorded gain in connection with the sale of various assets related to our Canadian cross-country pipeline business.

Interest Rate Risk

Interest Rate Swaps

We are subject to hedging arrangements to fix or otherwise limit the interest cost of our variable interest rate borrowings. We are subject to interest rate risk on our debt and investment of cash and cash equivalents arising in the normal course of business. We do not engage in speculative trading strategies.

In August 2013, we entered into an interest rate swap agreement for a notional amount of $124.1 million to hedge changes in the variable rate interest expense on $124.1 million of our existing or replacement LIBOR indexed debt. Under the swap agreement, which is effective June 30, 2014 through August 7, 2019, we receive interest at either one-month LIBOR or 1.25 percent (whichever is greater) and pay interest at a fixed rate of 2.84 percent. The swap is designated and qualifies as a cash flow hedging instrument with the effective portion of the swap’s change in fair value recorded in Other Comprehensive Income (“OCI”). The swap is highly effective in offsetting changes in interest expense and no hedge ineffectiveness has been recorded in the Consolidated Statements of Operations. Amounts in OCI will be reclassified to interest expense when the hedged interest payments on the underlying debt are recognized.

In September 2010, we entered into two interest rate swap agreements for a total notional amount of $150.0 million to hedge changes in the variable rate interest expense on $150.0 million of our then existing or replacement LIBOR indexed debt. Under each swap agreement, we received interest at either three-month LIBOR or 2 percent (whichever is greater) and pay interest at a fixed rate of 2.68 percent through June 30, 2014. Through August 7, 2013, the swap agreements were designated and qualified as cash flow hedging instruments, with the effective portion of the swaps’ change in fair value recorded in OCI. Amounts in OCI are reclassified to interest expense when the hedged interest payments on the underlying debt are recognized during the period when the swaps were designated as cash flow hedges. Through August 7, 2013, the swaps were highly effective hedges, and only an immaterial amount of hedge ineffectiveness has been recorded in the Consolidated Statements of Operations. On August 7, 2013, the swaps were de-designated due to the refinancing of the underlying debt, which decreased the interest rate floor from 2 percent to 1.25 percent. In addition, on August 7, 2013, each swap agreement was transferred to another party through a novation transaction, which increased our interest rate to 2.70 percent through June 30, 2014. Changes in the value of the swaps that remain open are reported in earnings and were immaterial for the year ended December 31, 2013.

The carrying amount and fair value of these swap agreements are equivalent since we account for these instruments at fair value. The values are derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. For validation purposes, the swap valuations are periodically compared to those produced by swap counterparties. Amounts of OCI relating to the interest rate swaps expected to be recognized in interest expense in the coming twelve months totaled $1.5 million.

Capital Requirements

Our financing objective is to maintain financial flexibility to meet the material, equipment and personnel needs to support our project and MSA commitments. Our primary source of capital is our cash on hand, cash flow from operations and borrowings under our ABL Credit Facility.

In 2013, capital expenditures by segment amounted to $3.9 million spent by Oil & Gas, $2.7 million spent by Professional Services, $3.9 million spent by Canada, $3.2 million spent by Utility T&D, and $2.6 million spent by Corporate, for a total of $16.3 million. Our industry is capital intensive and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. As such, we are focused on the following significant capital requirements:

•	Providing working capital for projects in process and those scheduled to begin in 2014; and

•	Funding our 2014 capital budget of approximately $28.8 million, inclusive of $2.2 million of carry-forward from 2013. The 2014 capital budget increased approximately $3.8 million in order to fund continued growth and improved results.

We believe that our financial results combined with our current liquidity and financial management will provide sufficient funds to enable us to meet our future operating needs and our planned capital expenditures, as well as facilitate our ability to grow in the foreseeable future.

Contractual Obligations

The following table (in thousands) details our future cash payments related to various contractual obligations as of December 31, 2013:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Term Loan	$241,069	$1,354	$2,323	$1,696	$235,696
Revolver	18,953	—	—	18,953	—
WAPCo settlement obligation	36,500	36,500	—	—	—
Capital lease obligations	2,535	1,052	1,483	—	—
Operating lease obligations	145,807	39,511	39,561	25,772	40,963
Uncertain tax liabilities	4,544	—	—	—	—

Total	$449,408	$78,417	$43,367	$46,421	$276,659

At December 31, 2013, we had uncertain tax positions totaling $4.5 million which ultimately could result in a tax payment. As the amount of the ultimate tax payment is contingent on the tax authorities’ assessments, it is not practical to present annual payment information.

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

The letters of credit represent the maximum amount of payments we could be required to make if these letters of credit are drawn upon. Additionally, we issue surety bonds customarily required by commercial terms on construction projects. U.S. surety bonds represent the bond penalty amount of future payments we could be required to make if we fail to perform our obligations under such contracts. The surety bonds do not have a stated expiration date; rather, each is released when the contract is accepted by the owner. Our maximum exposure as it relates to the value of the bonds outstanding is lowered on each bonded project as the cost to complete is reduced. As of December 31, 2013, no liability has been recognized for letters of credit or surety bonds.

A summary of our off-balance sheet commercial commitments for both continuing and Discontinued Operations as of December 31, 2013 is as follows (in thousands):

	Expiration Per Period
	Total Commitment	Less than 1 year	1-2 Years	More Than 2 Years
Letters of credit:
U.S. – performance	$45,279	$43,279	$2,000	$—
Canada – performance	14,847	14,847	—	—

Total letters of credit	60,126	58,126	2,000	—
U.S. surety bonds – primarily performance	556,126	550,567	4,719	840

Total commercial commitments	$616,252	$608,693	$6,719	$840

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

Valuation of Intangible Assets

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

Insurance

We are insured for workers’ compensation, employer’s liability, auto liability and general liability claims, subject to a deductible of $1.0 million per occurrence. Additionally, our largest non-union employee-related health care benefit plan is subject to a deductible of $0.3 million per claimant per year.

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

Income Taxes

The Financial Accounting Standards Board’s standard for income taxes takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. We evaluate the realizability of our deferred tax assets in the determination of our valuation allowance and adjust the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in our effective tax rate on future earnings. The provision or benefit for income taxes and the annual effective tax rate are impacted by income taxes in certain countries being computed based on a deemed profit rather than on taxable income and tax holidays on certain international projects.

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

In August 2013, we entered into an interest rate swap agreement for a notional amount of $124.1 million to hedge changes in the variable rate interest expense on $124.1 million of our existing or replacement LIBOR indexed debt. Under the swap agreement, which is effective June 30, 2014 through August 7, 2019, we receive interest at either one-month LIBOR or 1.25 percent (whichever is greater) and pay interest at a fixed rate of 2.84 percent. The swap is designated and qualifies as a cash flow hedging instrument with the effective portion of the swap’s change in fair value recorded in OCI. The swap is highly effective in offsetting changes in interest expense and no hedge ineffectiveness has been recorded in the Consolidated Statements of Operations. Amounts in OCI will be reclassified to interest expense when the hedged interest payments on the underlying debt are recognized.

In September 2010, we entered into two interest rate swap agreements for a total notional amount of $150.0 million to hedge changes in the variable rate interest expense on $150.0 million of our then existing or replacement LIBOR indexed debt. Under each swap agreement, we were to receive interest at either three-month LIBOR or 2 percent (whichever was greater) and pay interest at a fixed rate of 2.68 percent through June 30, 2014. Through August 7, 2013, the swap agreements were designated and qualified as cash flow hedging instruments, with the effective portion of the swaps’ change in fair value recorded in OCI. Amounts in OCI were reclassified to interest expense when the hedged interest payments on the underlying debt were recognized during the period when the swaps were designated as cash flow hedges. Through August 7, 2013, the swaps were highly effective hedges, and only an immaterial amount of hedge ineffectiveness has been recorded in the Consolidated Statements of Operations. On August 7, 2013, the swaps were de-designated due to the refinancing of the underlying debt, which decreased the interest rate floor from 2 percent to 1.25 percent. In addition, on August 7, 2013, each swap agreement was transferred to another party through a novation transaction, which increased our interest rate to 2.70 percent through June 30, 2014. Changes in the value of the swaps that remain open are reported in earnings and were immaterial for the year ended December 31, 2013.

The carrying amount and fair value of the swap agreements are equivalent since we account for these instruments at fair value. The fair value of the swap agreements was $2.5 million at December 31, 2013 and was based on using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates. A 100 basis point increase in interest rates would increase the fair value of the swaps by $4.2 million. Conversely, a 100 basis point decrease in interest rates (subject to minimum rates of zero) would decrease the fair value of the swaps by $3.2 million.

Foreign Currency Risk

We are exposed to market risk associated with changes in non-U.S. (primarily Canada) currency exchange rates. To mitigate our risk, we may borrow Canadian dollars under our Canadian Facility to settle U.S. dollar account balances.

We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expense in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expense in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at December 31, 2013 and 2012.

Other

The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities shown in the Consolidated Balance Sheets approximate fair value at December 31, 2013 due to the generally short maturities of these items. At December 31, 2013, we invested primarily in short-term dollar denominated bank deposits. We have the ability and expect to hold our investments to maturity.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Willbros Group, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Willbros Group, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 27, 2014

WILLBROS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$42,569	$48,778
Accounts receivable, net	383,461	380,570
Contract cost and recognized income not yet billed	57,431	89,658
Prepaid expenses and other assets	25,008	31,515
Parts and supplies inventories	4,355	5,264
Deferred income taxes	10,323	10,368
Assets associated with discontinued operations	58,723	90,940

Total current assets	581,870	657,093
Property, plant and equipment, net	111,566	123,985
Intangible assets, net	143,139	158,062
Deferred income taxes	—	113
Other assets	34,093	38,993

Total assets	$870,668	$978,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$259,060	$295,507
Contract billings in excess of cost and recognized income	25,933	36,243
Current portion of capital lease obligations	890	1,317
Notes payable and current portion of other long-term debt	6,505	5,869
Current portion of settlement obligation of discontinued operations	36,500	5,000
Accrued income taxes	10,022	8,387
Other current liabilities	5,846	8,084
Liabilities associated with discontinued operations	10,130	26,174

Total current liabilities	354,886	386,581
Long-term debt	268,425	294,353
Capital lease obligations	1,388	2,281
Long-term portion of settlement obligation of discontinued operations	—	36,500
Long-term liabilities for unrecognized tax benefits	4,544	4,956
Deferred income taxes	9,066	8,624
Other long-term liabilities	43,585	38,618

Total liabilities	681,894	771,913
Contingencies and commitments (Note 13)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 70,000,000 shares authorized and 50,930,303 shares issued at December 31, 2013 (50,084,890 at December 31, 2012)	2,543	2,504
Additional paid-in capital	691,123	687,101
Accumulated deficit	(501,918)	(486,051)
Treasury stock at cost, 1,147,974 shares at December 31, 2013 (1,013,399 at December 31, 2012)	(12,070)	(11,394)
Accumulated other comprehensive income	8,807	13,504

Total Willbros Group, Inc. stockholders’ equity	188,485	205,664
Noncontrolling interest	289	669

Total stockholders’ equity	188,774	206,333

Total liabilities and stockholders’ equity	$870,668	$978,246

See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2013	2012	2011
Contract revenue	$2,018,783	$1,928,800	$1,376,369
Operating expenses:
Contract	1,801,870	1,738,977	1,249,025
Amortization of intangibles	15,082	14,985	15,108
General and administrative	167,700	151,967	127,488
Settlement of project dispute	—	—	8,236
Goodwill impairment	—	8,067	178,575
Changes in fair value of contingent earnout liability	—	—	(10,000)

	1,984,652	1,913,996	1,568,432

Operating income (loss)	34,131	14,804	(192,063)
Other expense:
Interest expense, net	(30,729)	(29,393)	(45,035)
Loss on early extinguishment of debt	(11,573)	(3,405)	(6,304)
Other, net	(731)	(570)	(539)

	(43,033)	(33,368)	(51,878)
Loss from continuing operations before income taxes	(8,902)	(18,564)	(243,941)
Provision (benefit) for income taxes	14,534	4,727	(33,558)

Loss from continuing operations	(23,436)	(23,291)	(210,383)
Income (loss) from discontinued operations, net of provision (benefit) for income taxes	7,569	(5,944)	(82,438)

Net loss	(15,867)	(29,235)	(292,821)
Less: Income attributable to noncontrolling interest	—	(976)	(1,195)

Net loss attributable to Willbros Group, Inc.	$(15,867)	$(30,211)	$(294,016)

Reconciliation of net loss attributable to Willbros Group, Inc.
Loss from continuing operations	$(23,436)	$(23,291)	$(210,383)
Income (loss) from discontinued operations	7,569	(6,920)	(83,633)

Net loss attributable to Willbros Group, Inc	$(15,867)	$(30,211)	$(294,016)

Basic loss per share attributable to Company Shareholders:
Loss from continuing operations	$(0.48)	$(0.49)	$(4.43)
Income (loss) from discontinued operations	0.16	(0.14)	(1.76)

Net loss	$(0.32)	$(0.63)	$(6.19)

Diluted loss per share attributable to Company Shareholders:
Loss from continuing operations	$(0.48)	$(0.49)	$(4.43)
Income (loss) from discontinued operations	0.16	(0.14)	(1.76)

Net loss	$(0.32)	$(0.63)	$(6.19)

Weighted average number of common shares outstanding:
Basic	48,560,167	48,019,303	47,475,680

Diluted	48,560,167	48,019,303	47,475,680

See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2013	2012	2011
Net loss	$(15,867)	$(29,235)	$(292,821)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(3,665)	(1,521)	(1,450)
Changes in derivative financial instruments	(1,032)	455	(1,918)

Total other comprehensive loss, net of tax	(4,697)	(1,066)	(3,368)

Total comprehensive loss	(20,564)	(30,301)	(296,189)
Less: Comprehensive income attributable to noncontrolling interest	—	(976)	(1,195)

Total comprehensive loss attributable to Willbros Group, Inc.	$(20,564)	$(31,277)	$(297,384)

See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in	Accumu- lated	Treasury	Accumu- lated Other Compre- hensive Income	Total Stock- holders’ Equity Willbros	Non-controlling	Total Stock- holders’
	Shares	Par Value	Capital	Deficit	Stock	(Loss)	Group, Inc.	Interest	Equity
Balance, December 31, 2010	48,546,817	$2,427	$674,173	$(161,824)	$(10,045)	$17,938	$522,669	$871	$523,540
Net income (loss)	—	—	—	(294,016)	—	—	(294,016)	1,195	(292,821)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(1,450)	(1,450)	—	(1,450)
Derivatives, net of tax	—	—	—	—	—	(1,918)	(1,918)	—	(1,918)
Dividend distributed to noncontrolling interest	—	—	—	—	—	—	—	(1,139)	(1,139)
Share-based award modification	—	—	(1,770)	—	—	—	(1,770)	—	(1,770)
Amortization of stock-based compensation	—	—	7,930	—	—	—	7,930	—	7,930
Stock issued under share-based compensation plans	876,335	44	(44)	—	—	—	—	—	—
Additions to treasury stock, vesting and forfeitures of restricted stock	—	—	—	—	(794)	—	(794)	—	(794)

Balance, December 31, 2011	49,423,152	$2,471	$680,289	$(455,840)	$(10,839)	$14,570	$230,651	$927	$231,578

Net income (loss)	—	—	—	(30,211)	—	—	(30,211)	976	(29,235)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(1,521)	(1,521)	—	(1,521)
Derivatives, net of tax	—	—	—	—	—	455	455	—	455
Dividend distributed to noncontrolling interest	—	—	—	—	—	—	—	(1,234)	(1,234)
Share-based award modification	—	—	330	—	—	—	330	—	330
Amortization of stock-based compensation	—	—	6,515	—	—	—	6,515	—	6,515
Stock issued under share-based compensation plans	661,738	33	(33)	—	—	—	—	—	—
Additions to treasury stock, vesting and forfeitures of restricted stock	—	—	—	—	(555)	—	(555)	—	(555)

Balance, December 31, 2012	50,084,890	$2,504	$687,101	$(486,051)	$(11,394)	$13,504	$205,664	$669	$206,333

WILLBROS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in	Accumu- lated	Treasury	Accumu- lated Other Compre- hensive Income	Total Stock- holders’ Equity Willbros	Non-controlling	Total Stock- holders’
	Shares	Par Value	Capital	Deficit	Stock	(Loss)	Group, Inc.	Interest	Equity
Balance, December 31, 2012	50,084,890	$2,504	$687,101	$(486,051)	$(11,394)	$13,504	$205,664	$669	$206,333
Net loss	—	—	—	(15,867)	—	—	(15,867)	—	(15,867)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(3,665)	(3,665)	—	(3,665)
Derivatives, net of tax	—	—	—	—	—	(1,032)	(1,032)	—	(1,032)
Sale of noncontrolling interest	—	—	(2,720)	—	—	—	(2,720)	(380)	(3,100)
Amortization of stock-based compensation	—	—	6,781	—	—	—	6,781	—	6,781
Stock issued under share-based compensation plans	845,413	39	(39)	—	—	—	—	—	—
Additions to treasury stock, vesting and forfeitures of restricted stock	—	—	—	—	(676)	—	(676)	—	(676)

Balance, December 31, 2013	50,930,303	$2,543	$691,123	$(501,918)	$(12,070)	$8,807	$188,485	$289	$188,774

See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(15,867)	$(29,235)	$(292,821)
Reconciliation of net loss to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	(7,569)	5,944	82,438
Depreciation and amortization	42,194	46,345	52,748
Goodwill impairment	—	8,067	178,575
Changes in fair value of contingent earnout liability	—	—	(10,000)
Stock-based compensation	7,142	7,607	9,706
Loss on early extinguishment of debt	11,573	3,405	6,304
Deferred income tax benefit	548	(4,939)	(29,767)
Amortization of debt issue costs	4,093	4,546	7,505
Non-cash interest expense	2,237	2,287	6,608
Gain on disposal of property and equipment	(3,152)	(3,223)	(5,379)
Settlement of project dispute	—	—	8,236
Provision for bad debts	1,245	1,327	791
Other non-cash	(111)	—	27
Changes in operating assets and liabilities:
Accounts receivable, net	(8,742)	(134,051)	7,538
Payments on government fines	—	—	(6,575)
Contract cost and recognized income not yet billed	31,209	(57,956)	(9,372)
Prepaid expenses and other assets	6,959	29,836	33,106
Accounts payable and accrued liabilities	(38,042)	101,066	47,500
Accrued income taxes	1,988	4,606	2,264
Contract billings in excess of cost and recognized income	(10,041)	20,061	5,730
Other assets and liabilities, net	1,199	(12,894)	(32,926)

Cash provided by (used in) operating activities of continuing operations	26,863	(7,201)	62,236
Cash used in operating activities of discontinued operations	(24,394)	(28,537)	(50,523)

Cash provided by (used in) operating activities	2,469	(35,738)	11,713
Cash flows from investing activities:
Proceeds from working capital settlement	—	—	9,402
Proceeds from sales of property, plant and equipment	3,000	19,328	32,939
Proceeds from sale of subsidiary	38,900	—	18,749
Purchases of property, plant and equipment	(15,744)	(12,486)	(10,047)

Cash provided by investing activities of continuing operations	26,156	6,842	51,043
Cash provided by (used in) investing activities of discontinued operations	(201)	15,394	7,333

Cash provided by investing activities	25,955	22,236	58,376
Cash flows from financing activities:
Proceeds from term loan issuance	—	60,000	—
Proceeds from revolver and notes payable	324,260	92,804	59,357
Payments on capital leases	(1,419)	(1,820)	(8,269)
Payments of revolver and notes payable	(161,484)	(89,437)	(67,277)
Payments on term loan facility	(189,796)	(46,700)	(123,379)
Payments to reacquire common stock	(676)	(555)	(794)
Payments to noncontrolling interest owners	(3,100)	—	—
Dividend distributed to noncontrolling interest	—	(1,234)	(1,139)
Costs of debt issuance	(5,235)	(5,723)	(4,935)

Cash provided by (used in) financing activities of continuing operations	(37,450)	7,335	(146,436)
Cash used in financing activities of discontinued operations	(180)	(761)	(860)

Cash provided by (used in) financing activities	(37,630)	6,574	(147,296)

WILLBROS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2013	2012	2011
Effect of exchange rate changes on cash and cash equivalents	(1,564)	(2,137)	(449)

Cash used in all activities	(10,770)	(9,065)	(77,656)
Cash and cash equivalents of continuing operations at beginning of period	48,778	52,859	111,924
Cash and cash equivalents of discontinued operations at beginning of period	5,602	10,586	29,177

Cash and cash equivalents at beginning of period	54,380	63,445	141,101
Cash and cash equivalents at end of period	43,610	54,380	63,445
Less: cash and cash equivalents of discontinued operations at end of period	(1,041)	(5,602)	(10,586)

Cash and cash equivalents of continuing operations at end of period	$42,569	$48,778	$52,859

Supplemental disclosures of cash flow information:
Cash paid for interest (including discontinued operations)	$26,856	$22,029	$32,374
Cash paid for income taxes (including discontinued operations)	$13,327	$1,253	$5,039
Supplemental non-cash investing and financing transactions:
Prepaid insurance obtained by note payable	$1,182	$18,763	$6,829
Capital expenditure included in accounts payable and accrued liabilities	$890	$1,827	$2,676

See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Company – Willbros Group, Inc., a Delaware corporation, and its subsidiaries (the “Company,” “Willbros” or “WGI”), is a specialty energy infrastructure contractor serving the oil, gas, refinery, petrochemical and power industries. The Company’s offerings include engineering, procurement and construction (either individually or as an integrated “EPC” service offering), turnarounds, maintenance, facilities development and operations services. The Company’s principal markets for continuing operations are the United States and Canada. The Company obtains its work through competitive bidding and through negotiations with prospective clients. Contract values range from several thousand dollars to several hundred million dollars and contract durations range from a few weeks to more than two years.

The disclosures in the notes to the consolidated financial statements relate to continuing operations, except as otherwise indicated.

Discontinued Operations – As of December 31, 2013, the Company has divested certain of its businesses in the United States, Canada, Oman, Libya and Nigeria. Together, these businesses are presented as discontinued operations in the Company’s consolidated financial statements and collectively are referred to as the “Discontinued Operations”. Net assets and net liabilities related to the Discontinued Operations are included in the line item “Assets associated with discontinued operations” and “Liabilities associated with discontinued operations” on the Consolidated Balance Sheets for all periods presented. Liabilities related to the settlement agreement with West African Gas Pipeline Company Limited (“WAPCo”) are included in the line items “Current portion of settlement obligation of discontinued operations” and “Long-term portion of settlement obligation of discontinued operations” on the Consolidated Balance Sheets for all periods presented. The results of the Discontinued Operations are included in the line item “Income (loss) from discontinued operations, net of provision (benefit) for income taxes” on the Consolidated Statements of Operations for all periods presented. For further discussion of Discontinued Operations, see Note 16 – Discontinued Operations.

Principles of Consolidation – The consolidated financial statements of the Company include all of its majority-owned subsidiaries and all of its wholly-controlled entities. Inter-company accounts and transactions are eliminated in consolidation. The ownership interest of noncontrolling participants in subsidiaries that are not wholly-owned is included as a separate component of equity. The noncontrolling participants’ share of the net income is included as “Income attributable to noncontrolling interest” on the Consolidated Statements of Operations. Interests in the Company’s unconsolidated joint ventures are accounted for using the equity method.

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

Reclassifications — Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. These reclassifications have no effect on the Company’s previously reported consolidated financial position, results of operations or cash flows.

Out-of-Period Adjustment — The Company recorded an out-of-period adjustment during the year ended December 31, 2013 related to the reversal of an over-accrual of certain letter of credit and commitment fees. The net impact of the adjustment was a decrease to pre-tax loss, net loss from continuing operations and net loss of $0.6 million. The Company does not believe the adjustment is material individually or in the aggregate to its consolidated financial statements for the year ended December 31, 2013, nor does it believe such items are material to any of its previously issued consolidated quarterly and annual financial statements.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies (continued)

Commitments and Contingencies – Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when management assesses that it is probable that a liability has been incurred and the amount can be reasonably estimated. Recoveries of costs from third parties, which management assesses as being probable of realization, are recorded as “Other assets” in the Consolidated Balance Sheets. Legal costs incurred in connection with matters relating to contingencies are expensed in the period incurred. See Note 13 – Contingencies, Commitments and Other Circumstances for further discussion of the Company’s commitments and contingencies.

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

Inventories – Inventories, consisting primarily of parts and supplies, are stated at the lower of actual cost or market. Parts and supplies are evaluated at least annually and adjusted for excess and obsolescence. No excess or obsolescence allowances existed at December 31, 2013 or 2012.

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

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such asset is necessary. This requires the Company to make long-term forecasts of the future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for the Company’s products and future market conditions. Estimating future cash flows requires significant judgment, and the Company’s projections may vary from the cash flows eventually realized. Future events and unanticipated changes to assumptions could require an impairment charge in a future period. The effect of any impairment would be to expense the difference between the fair value (less selling costs) of such asset and its carrying value. Such expense would be reflected in earnings.

Intangible Assets – The Company’s intangible assets with finite lives include customer relationships, trade names, non-compete agreements and developed technology. The value of customer relationships is estimated using the income approach, specifically the excess earnings method. The excess earnings analysis consists of discounting to present value the projected cash flows attributable to the customer relationships, with consideration given to customer contract renewals, the importance or lack thereof of existing customer relationships to the Company’s business plan, income taxes and required rates of return. The value of trade names is estimated using the relief-from-royalty method of the income approach. This approach is based on the assumption that in lieu of ownership, a company would be willing to pay a royalty in order to exploit the related benefits of this intangible asset.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies (continued)

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

Insurance – The Company is insured for workers’ compensation, employer’s liability, auto liability and general liability claims, subject to a deductible of $1.0 million per occurrence. Additionally, the Company’s largest non-union employee-related health care benefit plan is subject to a deductible of $0.3 million per claimant per year.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes – The Financial Accounting Standards Board (“FASB”) standard for income taxes takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company is subject to examination for 2008 forward for the United States and the majority of the state jurisdictions, for 2007 forward in Canada and for 2008 forward with respect to Oman.

Warranty Costs – The Company warrants labor for new installations and construction and servicing of existing infrastructure and maintains a warranty program which specifically covers its cable remediation services. A warranty reserve of $2.9 million and $2.6 million for cable remediation services is included within “Other long-term liabilities” on the Consolidated Balance Sheets for the years ended December 31, 2013 and December 31, 2012, respectively.

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

Foreign Currency Translation – All significant monetary asset and liability accounts denominated in currencies other than United States dollars are translated into United States dollars at current exchange rates. Translation adjustments are included in Other Comprehensive Income (“OCI”). Revenue and expense accounts are converted at prevailing rates throughout the year. Gains or losses on foreign currency transactions are recorded in income in the period in which they are incurred.

Concentration of Credit Risk – The Company has a concentration of customers in the oil, gas, refinery, petrochemical and power industries which expose the Company to a concentration of credit risk within a single industry. The Company seeks to obtain advance and progress payments for contract work performed on major contracts. Receivables are generally not collateralized. An allowance for doubtful accounts of $1.4 million and $2.2 million is included within “Accounts receivable, net” on the Consolidated Balance Sheets for the years ended December 31, 2013 and December 31, 2012, respectively.

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

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies (continued)

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

Related Party Transactions – One of the Company’s board members serves as an officer of a customer in both the Oil & Gas and Professional Services segments. The Company performed midstream natural gas construction and engineering services for this customer generating approximately $0.0 million, $0.9 million and $32.7 million in revenue for the year ended December 31, 2013, 2012 and 2011, respectively. In addition, these projects represent approximately $0.0 million and $0.1 million in accounts payable as of December 31, 2013 and 2012, respectively.

Short-term Investments – The Company may invest a portion of its cash in short-term time deposits, some of which may have early withdrawal penalties. All such deposits have maturity dates that exceed three months. There were no short-term investments outstanding as of December 31, 2013 and 2012.

Recent Accounting Pronouncements – In February 2013, the FASB issued a new accounting standard related to the reporting of amounts reclassified out of Accumulated Other Comprehensive Income (“Accumulated OCI”). Under this standard, an entity is required to provide information about the amounts reclassified out of Accumulated OCI by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of Accumulated OCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. This standard is effective for interim and annual periods beginning on or after December 15, 2012. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB clarified the scope of revised disclosure requirements related to balance sheet offsetting that was issued in December 2011. The amendment clarifies that the scope applies to derivatives accounted for in accordance with the authoritative guidance for derivatives and hedging. The adoption of this revision is required for interim and annual periods beginning on or after January 1, 2013. The adoption of this revision did not have any impact on the Company’s consolidated financial statements.

In March 2013, the FASB amended the accounting standard related to a parent company’s accounting for the foreign cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. Under this standard, a parent entity who ceases to have a controlling interest in a subsidiary that is a business within a foreign entity should only release the cumulative translation adjustment into net income if the loss of controlling interest represents complete, or substantially complete, liquidation of the foreign entity in which the subsidiary, or asset group, had resided. This standard is effective for interim and annual periods beginning on or after December 15, 2013 and would affect the Company’s consolidated financial statements if it disposes of a foreign entity.

In July 2013, the FASB amended the accounting standard related to hedge accounting by permitting the use of the Fed Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes in addition to the U.S. Treasury Rate and the London Inter-Bank Offered Rate (“LIBOR”). The amendment also removes the restriction on using different benchmark rates for similar hedges. The amendment is effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies (continued)

In July 2013, the FASB amended the accounting standard related to income taxes to eliminate a diversity in practice for the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses or tax credit carryforwards exist. The amendment requires that the unrecognized tax benefit be presented as a reduction of the deferred tax assets associated with the carryforwards except in certain circumstances when it would be reflected as a liability. The adoption of this revision is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and is not expected to have a material impact on the Company’s consolidated financial statements.

2. Accounts Receivable

Accounts receivable, net as of December 31, 2013 and 2012 is comprised of the following (in thousands):

	December 31,
	2013	2012
Trade	$264,976	$252,178
Unbilled revenue	78,279	79,157
Contract retention	39,065	40,188
Other receivables	2,542	11,267

Total accounts receivable	384,862	382,790
Less: allowance for doubtful accounts	(1,401)	(2,220)

Total accounts receivable, net	$383,461	$380,570

The Company expects all accounts receivable to be collected within one year. The provision for bad debts included in “General and administrative” expenses in the Consolidated Statements of Operations was $1.2 million, $1.3 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Contracts in Progress (continued)

Contract cost and recognized income not yet billed and related amounts billed as of December 31, 2013 and 2012 were as follows (in thousands):

	December 31,
	2013	2012
Cost incurred on contracts in progress	$718,143	$932,844
Recognized income	163,615	132,869

	881,758	1,065,713
Progress billings and advance payments	(850,260)	(1,012,298)

	$31,498	$53,415

Contract cost and recognized income not yet billed	$57,431	$89,658
Contract billings in excess of cost and recognized income	(25,933)	(36,243)

	$31,498	$53,415

Contract cost and recognized income not yet billed includes $5.1 million and $5.9 million at December 31, 2013 and 2012, respectively, on completed contracts.

4. Property, Plant and Equipment

Property, plant and equipment, which are used to secure debt or are subject to lien, at cost, as of December 31, 2013 and 2012 were as follows (in thousands):

	December 31,
	2013	2012
Construction equipment	$92,155	$94,933
Furniture and equipment	47,532	50,325
Land and buildings	13,511	12,384
Transportation equipment	108,411	107,116
Leasehold improvements	13,324	23,063
Marine equipment	95	107

Total property, plant and equipment	275,028	287,928
Less: accumulated depreciation	(163,462)	(163,943)

Total property, plant and equipment, net	$111,566	$123,985

Amounts above include $4.1 million and $4.0 million of construction in progress as of December 31, 2013 and 2012, respectively. Depreciation expense included in operating expense for the years ended December 31, 2013, 2012 and 2011 was $27.1 million, $31.4 million and $37.6 million, respectively.

5. Goodwill and Intangible Assets

The Company’s goodwill by segment as of December 31, 2013, 2012 and 2011 was as follows (in thousands):

Utility T&D	Goodwill	Impairment Reserves	Total, Net
Balance as of January 1, 2012	$151,610	$(143,543)	$8,067
Impairment losses	—	(8,067)	(8,067)

Balance as of December 31, 2012	$151,610	$(151,610)	$—
Impairment losses	—	—	—

Balance as of December 31, 2013	$151,610	$(151,610)	$—

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Goodwill and Intangible Assets (continued)

Oil & Gas	Goodwill	Impairment Reserves	Total, Net
Balance as of January 1, 2012	$85,395	$(85,395)	$—
Impairment losses	—	—	—

Balance as of December 31, 2012	$85,395	$(85,395)	$—
Impairment losses	—	—	—

Balance as of December 31, 2013	$85,395	$(85,395)	$—

Canada	Goodwill	Impairment Reserves	Total, Net
Balance as of January 1, 2012	$2,210	$(2,210)	$—
Impairment losses	—	—	—

Balance as of December 31, 2012	$2,210	$(2,210)	$—
Impairment losses	—	—	—

Balance as of December 31, 2013	$2,210	$(2,210)	$—

Professional Services	Goodwill	Impairment Reserves	Total, Net
Balance as of January 1, 2012	$7,427	$(7,427)	$—
Impairment losses	—	—	—

Balance as of December 31, 2012	$7,427	$(7,427)	$—
Impairment losses	—	—	—

Balance as of December 31, 2013	$7,427	$(7,427)	$—

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

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Goodwill and Intangible Assets (continued)

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

Detailed below is a table of key underlying assumptions for all reporting units utilized in the fair value estimate calculation for the years ended December 31, 2012 and 2011.

	2012	2011
Income Approach – Discounted Cash Flows
Revenue Growth Rates	(7.7)% to 3.0%	2.5% to 41.0%
Weighted Average Cost of Capital	16.0%	17.0% to 18.0%
Terminal Value Rate	3.0%	2.5%
EBITDA Margin Rate	8.0% to 8.2%	4.1% to 12.0%
Market Approach – Multiples of EBITDA
EBITDA Multiples Used	4.3	3.0 to 4.5
Market Approach – Comparison of Recent Transactions
EBITDA Multiples Used	N/A	N/A

In 2012, the Company recorded an impairment charge of $8.1 million in its Utility T&D segment which represented a full write-off of the goodwill associated with this segment. The operating performance and future outlook for the electric and gas distribution business in the Northeast continued to decline, which ultimately resulted in the Company’s decision to sell the business and discontinue its operations. Further, the challenging competitive landscape contributed to the full write-off of goodwill attributed to this segment.

In 2011, the Company recorded impairment charges of $143.5 million, $30.7 million, $2.2 million and $2.1 million, respectively, in its Utility T&D, Oil & Gas, Canada and Professional Services segments. The slow economic recovery, exacerbated by the instability in world financial markets and the hard-hit U.S. housing sector, resulted in a reassessment of future growth rates and a reduction in the outlook for future cash flows in the Utility T&D segment. The impairment charge for the Company’s Oil & Gas, Professional Services and Canada segments represented a full write-off of goodwill associated with these segments and was a result of a depressed fair market valuation.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Goodwill and Intangible Assets (continued)

The Company’s intangible assets as of December 31, 2013 and 2012 were as follows (in thousands):

	December 31, 2013
	Customer	Trademark/	Non-compete
	Relationships	Tradename	Agreements	Technology	Total
Balance as of December 31, 2012	$143,909	$9,702	$328	$4,123	$158,062
Amortization	(13,037)	(1,275)	(220)	(550)	(15,082)
Other	—	159	—	—	159

Balance as of December 31, 2013	$130,872	$8,586	$108	$3,573	$143,139

Weighted average remaining amortization period	10.3 yrs	6.4 yrs	0.5 yrs	6.5 yrs

	December 31, 2012
	Customer	Trademark/	Non-compete
	Relationships	Tradename	Agreements	Technology	Total
Balance as of December 31, 2011	$156,857	$10,794	$550	$4,675	$172,876
Amortization	(12,948)	(1,263)	(222)	(552)	(14,985)
Other	—	171	—	—	171

Balance as of December 31, 2012	$143,909	$9,702	$328	$4,123	$158,062

Weighted average remaining amortization period	11.3 yrs	7.4 yrs	1.5 yrs	7.5 yrs

Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 15 years.

Estimated amortization expense for each of the subsequent five years and thereafter is as follows (in thousands):

Fiscal year:
2014	$14,955
2015	14,845
2016	14,845
2017	14,845
2018	14,845
Thereafter	68,804

Total amortization	$143,139

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of December 31, 2013 and 2012 were as follows (in thousands):

	December 31,
	2013	2012
Trade accounts payable	$109,131	$131,441
Payroll and payroll liabilities	57,431	48,917
Accrued contract costs	43,059	58,301
Self-insurance accrual	14,785	18,559
Other accrued liabilities	34,654	38,289

Total accounts payable and accrued liabilities	$259,060	$295,507

7. Long-term Debt

Long-term debt as of December 31, 2013 and 2012 was as follows (in thousands):

	December 31, 2013	December 31, 2012
Term loan, net of unamortized discount of $8,306 and $4,983	$241,069	$184,187
Revolver borrowings	18,953	104,407
Capital lease obligations	2,278	3,598
Other obligations	14,908	11,167

Total debt	277,208	303,359
Less: current portion	(7,395)	(6,725)

Long-term debt, net	$269,813	$296,634

2013 Credit Facilities

Effective August 7, 2013 the Company completed the refinancing of its credit facility indebtedness by entering into a five-year $150.0 million asset based senior revolving credit facility maturing on August 7, 2018 with Bank of America, N.A. serving as sole administrative agent for the lenders thereunder, collateral agent, issuing bank and swingline lender (the “ABL Credit Facility”), and a six-year $250.0 million term loan facility maturing on August 7, 2019 with JP Morgan Chase Bank, N.A. serving as a sole administrative agent for the lenders thereunder (the “2013 Term Loan Facility” and, together with the ABL Credit Facility, the “2013 Credit Facilities”). Proceeds from the 2013 Term Loan Facility were used to repay all indebtedness under the previous credit facility, to pay fees and expenses incurred in connection with the transactions and for working capital purposes. As a result of this repayment, the Company recorded debt extinguishment costs of $11.6 million for the year ended December 31, 2013, which consisted of original issue discount and financing costs inclusive of new creditor fees.

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

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Long-term Debt (continued)

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

The interest rate margins will be adjusted each quarter based on the Company’s fixed charge coverage ratio as of the end of the previous quarter as follows:

Fixed Charge Coverage Ratio	U.S. Base Rate, Canadian Base Rate and Canadian Prime Rate Loans	LIBOR Loans, BA Rate Loans and Letter of Credit Fees
>1.25 to 1	1.25%	2.25%
≤ 1.25 to 1 and 1.15 to 1	1.50%	2.50%
≤ 1.15 to 1	1.75%	2.75%

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

The term loans will bear interest at the Adjusted Base Rate (“ABR”) plus an applicable margin, or the “Eurodollar Rate” plus an applicable margin. The ABR is the highest of (i) the rate announced by JPMorgan Chase Bank, N.A. as its prime rate, (ii) the federal funds rate plus 0.5 percent, (iii) the Eurodollar Rate applicable for a period of one month plus 1.0 percent and (iv) 2.25 percent. The Eurodollar Rate is the rate for Eurodollar deposits for a period equal to one, two, three or six months, as selected by the Company. The applicable margin for ABR loans is 8.75 percent, and the applicable margin for Eurodollar loans is 9.75 percent.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Long-term Debt (continued)

Obligations under the 2013 Term Loan Facility are secured by a first priority security interest in the Term Loan Priority Collateral and a second priority security interest in the ABL Priority Collateral.

The table below sets forth the primary financial covenants included in the 2013 Credit Facilities and the calculation with respect to these covenants at December 31, 2013:

	Covenants Requirements	Actual Ratios at December 31, 2013
Maximum Total Leverage Ratio(1) under the 2013 Term Loan Facility (the ratio of Consolidated Debt to Consolidated EBITDA as defined in the credit agreement for the 2013 Term Loan Facility) should be equal to or less than:	4.00 to 1	3.00
Minimum Interest Coverage Ratio(2) under the 2013 Term Loan Facility (the ratio of Consolidated EBITDA to Consolidated Interest Expense as defined in the credit agreement for the 2013 Term Loan Facility) should be equal to or greater than:	3.25 to 1	3.62

Minimum Fixed Charge Coverage Ratio(3) under the ABL Credit Facility (the ratio of Consolidated EBITDA less Capital Expenditures and cash income taxes to Consolidated Interest Expense, Restricted Payments made in cash and scheduled cash principal payments made on borrowed money as defined in the credit agreement for the ABL Credit Facility) should be equal to or greater than:

	1.15 to 1	N/A(3)

(1)	The Maximum Total Leverage Ratio decreases to 3.50 as of March 31, 2014, 3.00 as of June 30, 2014 and 2.75 as of March 31, 2015.
(2)	The Minimum Interest Coverage Ratio increases to 3.50 as of March 31, 2014.
(3)	The Minimum Fixed Charge Coverage Ratio is applicable only if excess availability under the ABL Credit Facility is less than the greater of 15 percent of the commitments or $22.5 million. In addition, prepayments of indebtedness under the 2013 Term Loan Facility are permitted if excess availability under the ABL Credit Facility exceeds the greater of 20 percent of the commitments and $30.0 million and the borrowers and guarantors are in compliance with the Minimum Fixed Charge Coverage Ratio on a pro forma basis immediately prior to and giving effect to the prepayment. Prepayments of indebtedness under the 2013 Term Loan Facility are permitted without restriction to the extent such prepayments are from the proceeds of dispositions of the Term Loan Priority Collateral.

Depending on its financial performance, the Company may be required to request amendments, or waivers for the primary covenants, dispose of assets, reduce overhead, or obtain refinancing in future periods. There can be no assurance that the Company will be able to obtain amendments or waivers, complete asset sales, reduce sufficient amounts of overhead or negotiate agreeable refinancing terms should it become needed.

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

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Long-term Debt (continued)

As of December 31, 2013, the Company was in compliance with all covenants under the 2013 Credit Facilities.

The Company’s primary sources of capital are its cash on hand, operating cash flows and borrowings under the ABL Credit Facility. As of December 31, 2013, the Company had $19.0 million in outstanding revolver borrowings and $60.1 million in outstanding letters of credit. The Company’s borrowing base in effect at December 31, 2013 allowed a maximum borrowing, including outstanding letters of credit, of $150.0 million. The Company’s unused availability under the ABL Credit Facility at December 31, 2013 was $70.9 million. If the Company’s unused availability under the ABL Credit Facility is less than the greater of (i) 15 percent of the revolving commitments or $22.5 million for five consecutive days, or (ii) 12.5 percent of the revolving commitments or $18.8 million at any time, or upon the occurrence of certain events of default under the ABL Credit Facility, the Company is subject to increased reporting requirements, the administrative agent shall have exclusive control over any deposit account, the Company will not have any right of access to, or withdrawal from, any deposit account, or any right to direct the disposition of funds in any deposit account, and amounts in any deposit account will be applied to reduce the outstanding amounts under the ABL Credit Facility.

Subsequent to December 31, 2013, the Company paid the outstanding revolver borrowings in full.

Fair Value of Debt

The estimated fair value of the Company’s debt instruments as of December 31, 2013 and December 31, 2012 was as follows (in thousands):

	December 31, 2013	December 31, 2012
Term Loan	$252,372	$192,752
Revolver borrowings	18,953	104,407
Capital lease obligations	2,278	3,598
Other obligations	14,908	11,167

Total fair value of debt instruments	$288,511	$311,924

The 2013 Term Loan Facility, revolver borrowings under the 2013 ABL Credit Facility, capital lease obligations and other obligations are classified within Level 2 of the fair value hierarchy. The fair values of the 2013 Term Loan Facility has been estimated using discounted cash flow analyses based on the Company’s incremental borrowing rate for similar borrowing arrangements. A significant increase or decrease in the inputs could result in a directionally opposite change in the fair value of the 2013 Term Loan Facility.

6.5% Senior Convertible Notes

The Company’s 6.5% Senior Convertible Notes (the “6.5% Notes”) matured on December 15, 2012 and the Company repaid the 6.5% Notes in full, which consisted of a cash payment of $33,092 to the holders of the 6.5% Notes, which included $1,042 of accrued interest and the $32,050 outstanding principal balance.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Long-term Debt (continued)

The amount of interest expense recognized and effective interest rate related to this debt for the years ended December 31, 2013, 2012, and 2011 were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Contractual coupon interest	$—	$1,996	$2,083
Amortization of discount	—	—	—

Interest expense	$—	$1,996	$2,083

Effective interest rate	N/A	6.50%	6.50%

Capital Leases

The Company has entered into multiple capital lease agreements to acquire various construction and transportation equipment which have a weighted average of interest paid of 8.14 percent. Assets held under capital leases at December 31, 2013 and 2012 are summarized below (in thousands):

	December 31,
	2013	2012
Construction equipment	$2,456	$3,615
Transportation equipment	—	2,619
Furniture and equipment	2,227	3,506

Total assets held under capital lease	4,683	9,740
Less: accumulated depreciation	(1,261)	(3,910)

Net assets under capital lease	$3,422	$5,830

The following are the minimum lease payments for assets financed under capital lease arrangements as of December 31, 2013 and for each of the next five years and thereafter (in thousands):

Fiscal year:
2014	$1,052
2015	1,003
2016	480
2017	—
2018	—
Thereafter	—

Total minimum lease payments under capital lease obligations	2,535
Less: future interest expense	(257)

Net minimum lease payments under capital leases obligations	2,278
Less: current portion of net minimum lease payments	(890)

Long-term net minimum lease payments	$1,388

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Long-term Debt (continued)

Maturities

The principal amounts due under the Company’s remaining debt obligations as of December 31, 2013 for each of the next five years and thereafter is as follows:

Fiscal year:
2014	$7,662
2015	7,096
2016	7,096
2017	3,054
2018	21,453
Thereafter	236,875

$283,236

8. Retirement Plans and Benefits

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

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Retirement Plans and Benefits (continued)

The following table contains a summary of plan information relating to the Company’s participation in multiemployer pension plans, including Company contributions for the last three years, status of the multiemployer plan, and whether the plan is subject to a funding improvement, rehabilitation plan or contribution surcharges. Information has been presented separately for individually significant plans (defined as plans that make up 70 to 80 percent of the total Company defined benefit contributions and any plan that exceeds individual contributions of $0.1 million in any plan year presented).

Fund	EIN/PN	PPA Zone Status (1)	Plan Year End for Zone Status	Subject to Funding Improvement/ Rehabilitation Plan(2)	2013 Contributions	2012 Contributions	2011 Contributions	Surcha- rge Impose	Expiration Date of Collective Bargaining Agreement
Boilermaker-Blacksmith National Pension Trust	48-6168020/ 001	Yellow	12/31/2013	Yes	$8,468	$6,577	$3,759	No	12/31/2013
Pennsylvania Heavy and Highway Contractors Pension Trust	23-6531755/ 001	Green	12/31/2013	No	$1,171	$1,192	$625	No	5/31/2016
Pension Plan of Steamfitters Pension Fund 475	22-6029738/ 001	Yellow	12/31/2013	Yes	$1,048	$207	$81	No	4/30/2016
Plumbers and Pipefitters National Pension Fund	52-6152779/ 001	Yellow	6/30/2013	Yes	$494	$731	$431	No	8/31/2014
Pipe Trades Pension of Montana	91-1530117/ 001	Green	6/30/2013	No	$353	$—	$15	No	8/31/2014
Alaska Plumbing and Pipefitting Industry Pension Fund	52-6103810/ 001	Green	12/31/2013	No	$226	$—	$—	No	6/30/2014
Central Pension Fund of the IUOE and Participating Employers	36-6052390/ 001	Green	1/31/2013	No	$127	$126	$45	No	5/31/2014
Plumbers and Pipefitters Local 553 Pension Plan	37-6052808/ 001	Green	12/31/2013	Yes	$—	$303	$—	No	12/31/2013
Other Funds					$503	$493	$452

Total Contributions:					$12,390	$9,629	$5,408

(1)	The zone status is based on information that Company received from the plan as well as publicly available information per the Department of Labor website and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.
(2)	The “Subject to Funding Improvement / Rehabilitation Plan” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.

Based upon the most recent and available plan financial information, the Company did not make any contributions that represented more than 5 percent of total plan contributions in any of the plan years presented above.

Defined Contribution Plans

In addition to the contributions noted above to multiemployer defined benefit pension plans, the Company also makes contributions to defined contribution plans. Contributions to all defined contribution plans were $13.2 million, $9.4 million and $6.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. The zone status outlined above does not apply to defined contribution plans.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes

The Company is domiciled in the United States and operates primarily in the United States and Canada. During January 2013, the Company’s operations in Oman were sold. These countries have different tax regimes and tax rates which affect the consolidated income tax provision of the Company and its effective tax rate. Moreover, losses from one country generally cannot be used to offset taxable income from another country and some expenses incurred in certain tax jurisdictions receive no tax benefit thereby affecting the effective tax rate.

Income (loss) before income taxes on continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Foreign	$34,739	$(838)	$(7,731)
United States	(43,641)	(18,702)	(237,405)

	(8,902)	(19,540)	(245,136)
Oman noncontrolling interest	—	976	1,195

	$(8,902)	$(18,564)	$(243,941)

Provision (benefit) for income taxes on continuing operations by country consists of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current provision (benefit):
Foreign	$10,363	$2,987	$(4,173)
United States:
Federal	1,957	117	(1,672)
State	1,614	1,336	2,258

	13,934	4,440	(3,587)

Deferred tax expense (benefit):
Foreign	280	251	3,338
United States	320	36	(33,309)

	600	287	(29,971)

Total provision (benefit) for income taxes	$14,534	$4,727	$(33,558)

The provision (benefit) for income taxes has been determined based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The Company and its subsidiaries operating in the United States are subject to federal income tax rates up to 35 percent and varying state income tax rates and methods of computing tax liabilities. The Company’s principal international continuing operations are in Canada. Oman’s operations were sold in January 2013. The Company’s subsidiaries in Canada are subject to a corporate income tax rate of 25 percent. The Company did not have any non-taxable foreign earnings from tax holidays for taxable years 2011 through 2013.

In April 2011, the Company discontinued its strategy of reinvesting foreign earnings in foreign operations. This change in strategy continues through December 31, 2013. The Company’s current operating strategy is not to reinvest all earnings of its operations internationally. Instead, dividends are distributed to the U.S. parent or its U.S. affiliates. Deemed dividends were paid from foreign operations to Willbros Group, Inc. during 2013. Due to the current deficit in foreign earnings and profits, the Company does not anticipate a significant tax expense to future repatriations of foreign earnings in the United States.

A reconciliation of the differences between the provision (benefit) for income tax computed at the appropriate statutory rates and the reported provision for income taxes is as follows (in thousands). For 2013, 2012 and 2011, the Company was domiciled in the United States, which has a 35 percent statutory tax rate.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes (continued)

	2013	2012	2011
Taxes on earnings at statutory rate in domicile of parent company	$(3,105)	$(6,844)	$(84,677)
Earnings taxed at rates less or greater than parent company rates:
Foreign	(4,662)	1,991	5,773
State income taxes, net of U.S. federal benefit	1,250	869	(767)
Contingent earnout	—	—	(3,500)
Other impairment	—	(992)	—
Goodwill impairment	—	1,282	23,372
Non deductibles	5,739	5,087	1,651
Acquisition costs	21	(128)	—
Changes in provision for unrecognized tax positions	1,381	1,154	(786)
Change in valuation allowance	4,601	3,806	26,902
Stock-based compensation	(133)	1,100	915
Deferred tax adjustments	(420)	(3,543)	(85)
Section 162M	244	—	—
Deemed dividend/previously taxed income	8,728	—	—
Prior year tax settlement	856	—	—
Other	34	945	(2,356)

Total provision (benefit) for income taxes	$14,534	$4,727	$(33,558)

During 2013, the Company had a net increase in uncertain tax positions related to prior years for $0.5 million. In addition, uncertain tax positions were decreased by $1.3 million and $0.6 million due to settlements and expiration of statute of limitations, respectively. Of the aforementioned changes, a decrease of $0.5 million related to discontinued operations’ prior years uncertain tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2013	2012
Beginning balance	$3,290	$2,581
Change in measurement of existing tax positions related to expiration of statute of limitations	(600)	(55)
Additions based on tax positions related to the current year	—	117
Additions based on tax positions related to prior years	516	752
Settlements	(1,329)	(149)
Foreign exchange difference in Canadian operations	84	44

Ending balance	$1,961	$3,290

The $2.0 million of unrecognized tax benefits will impact the Company’s effective tax rate if ultimately recognized. This amount is exclusive of unrecognized tax benefits related to discontinued operations in the amount of $0.5 million which was reduced due to the sale of Oman’s operation in January 2013. The Company does not expect to have significant changes in unrecognized tax benefits within the next twelve months except due to the expiration of statute of limitations. Assuming that the statute of limitations expires, the Company would release reserves in the amount of $1.6 million.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2013, 2012 and 2011, the Company has recognized $0.4 million, $0.8 million and $0.2 million, respectively, in interest and penalties expense. The cumulative accrual for interest and penalties carried on the balance sheets as of December 31, 2013 and 2012 is $2.6 million and $2.2 million, respectively.

The Company files income tax returns in the United States federal jurisdiction, in various states and in various foreign jurisdictions. The Company is subject to examination for 2008 forward for the United States and the majority of the state jurisdictions, for 2007 forward in Canada, and for 2008 forward with respect to Oman.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes (continued)

The principal components of the Company’s net deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Current:
Accrued vacation	$3,886	$4,292
Allowance for doubtful accounts	484	952
Estimated loss	258	1,814
Prepaid expenses	12,635	8,919
Various accrued liabilities	1,079	1,001
Other	692	502

	19,034	17,480
Non-current:
Deferred compensation	4,299	3,871
Insurance reserve	—	2,475
Term loan amortization	—	1,332
Goodwill impairment	31,075	55,142
U.S. tax net operating loss carry forwards	49,542	20,991
State tax net operating loss carry forwards	11,024	8,480
Foreign tax net operating loss carry forwards	3,335	4,632
Bond discount amortization	410	919
Other	2,095	2,802

Gross deferred tax assets	120,814	118,124
Valuation allowance	(62,828)	(51,916)

Deferred tax assets, net of valuation allowance	57,986	66,208
Deferred tax liabilities:
Non-current:
Goodwill and intangibles	(36,921)	(35,218)
Depreciation	(19,808)	(29,575)

Deferred tax liabilities	(56,729)	(64,793)

Net deferred tax assets	$1,257	$1,415

United States	$670	$948
Foreign	587	467

Net deferred tax assets	$1,257	$1,415

The valuation allowance for deferred income tax assets at December 31, 2013 and 2012 was $62.8 million and $51.9 million, respectively. The ultimate realization of deferred tax assets related to net operating loss carry forwards, including federal and state net operating loss carry forwards, is dependent upon the generation of future taxable income in a particular tax jurisdiction during the periods in which the use of such net operating losses are allowed. The Company considers future taxable income, including the impacts of reversing taxable temporary differences, future forecasted income and available tax planning strategies, when evaluating whether deferred tax assets are more likely than not to be realized prior to expiration.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes (continued)

At December 31, 2013, the Company has remaining U.S. federal net operating loss carry forwards of $49.5 million and state net operating loss carry forwards of $17.0 million. Australia has a net operating loss carry forward of $3.3 million.

The Company’s U.S. federal net operating losses expire beginning in 2031. The Company’s state net operating losses generally expire 20 years after the period in which the net operating loss was incurred. The Company filed an amended U.S. Federal tax return to carry back operating losses incurred in 2010 of approximately $26.0 million to offset taxable income in 2008. Additionally, management will be carrying back 2011 tax losses to the extent of taxable income in 2009. After the effect of tax planning strategies, carrybacks of certain federal net operating losses, reversals of existing temporary differences, and projections for future taxable income over the periods in which the deferred tax assets can be utilized to offset taxable income, the remaining net federal deferred tax asset is not more likely than not realizable in the foreseeable future.

10. Stockholders’ Equity

Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Year Ended December 31, 2013 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income
Balance December 31, 2012	$14,945	$(1,441)	$13,504
Other comprehensive loss before reclassifications	(3,797)	(2,053)	(5,850)
Amounts reclassified from accumulated other comprehensive income	132	1,021	1,153

Net current-period other comprehensive loss	(3,665)	(1,032)	(4,697)

Balance December 31, 2013	$11,280	$(2,473)	$8,807

	Year Ended December 31, 2012 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income
Balance December 31, 2011	$16,466	$(1,896)	$14,570
Other comprehensive loss before reclassifications	(1,521)	(326)	(1,847)
Amounts reclassified from accumulated other comprehensive income	—	781	781

Net current-period other comprehensive income (loss)	(1,521)	455	(1,066)

Balance December 31, 2012	$14,945	$(1,441)	$13,504

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stockholders’ Equity (continued)

	Year Ended December 31, 2011 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income
Balance December 31, 2010	$17,916	$22	$17,938
Other comprehensive loss before reclassifications	(1,450)	(1,960)	(3,410)
Amounts reclassified from accumulated other comprehensive income	—	42	42

Net current-period other comprehensive loss	(1,450)	(1,918)	(3,368)

Balance December 31, 2011	$16,466	$(1,896)	$14,570

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

Year Ended December 31, 2013 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Details about Accumulated Other Comprehensive Income (Loss) Components
Interest rate contracts	$1,021	Interest expense, net
Total	$1,021

Year Ended December 31, 2012 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Details about Accumulated Other Comprehensive Income (Loss) Components
Interest rate contracts	$781	Interest expense, net
Total	$781

Year Ended December 31, 2011 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Details about Accumulated Other Comprehensive Income (Loss) Components
Interest rate contracts	$42	Interest expense, net
Total	$42

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

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stockholders’ Equity (continued)

In 2006, the Company established the 2006 Director Restricted Stock Plan (the “2006 Director Plan”) with 50,000 shares authorized for issuance to grant shares of restricted stock and restricted stock rights to non-employee directors. The number of shares authorized for issuance under the 2006 Director Plan was increased in 2008 to 250,000 and in 2012 to 550,000, by stockholder approval.

On May 26, 2010, the Company established the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (the “2010 Plan”) with 2,100,000 shares of common stock authorized for issuance (increased in 2012 to 3,450,000 shares by stockholder approval) to provide for awards to key employees of the Company. All future grants of stock awards to key employees will be made through the 2010 Plan. As a result, the 1996 Plan was frozen, with the exception of normal vesting, forfeiture and other activity associated with awards previously granted under the 1996 Plan. At December 31, 2013, the 2010 Plan had 1,217,400 shares available for grant.

Restricted stock and restricted stock units or rights, also described collectively as restricted stock units (“RSUs”), and options granted to employees vest generally over a three to four year period. Options granted under the 2010 Plan expire 10 years subsequent to the grant date. Upon stock option exercise, common shares are issued from treasury stock. Options granted under the Director Plan are fully vested. Restricted stock and restricted stock rights granted under the 2006 Director Plan vest one year after the date of grant. At December 31, 2013, the 2006 Director Plan had 132,720 shares available for grant. For RSUs granted prior to March of 2009, certain provisions allow for accelerated vesting upon eligible retirement. Additionally, certain provisions allow for accelerated vesting in the event of involuntary termination not for cause or a change of control of the Company. During the years ended December 31, 2013, 2012, and 2011, $0.2 million, $1.1 million and $0.5 million, respectively, of compensation expense was recognized due to accelerated vesting of RSU’s due to retirements and separation from the Company.

Share-based compensation related to RSU’s is recorded based on the Company’s stock price as of the grant date. Expense from both stock options and RSU’s, which is inclusive of both liability-based and equity-based stock awards, totaled $7.1 million, $7.6 million and $9.7 million, respectively, for the years ended December 31, 2013, 2012, and 2011.

The Company determines fair value of stock options as of its grant date using the Black-Scholes valuation method. No options were granted during the years ended December 31, 2013, 2012, or 2011.

The Company’s stock option activity and related information consist of:

	Year Ended December 31,
	2013
	Shares	Weighted-Average Exercise Price
Outstanding, beginning of year	227,750	$15.28
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding, end of year	227,750	$15.28

Exercisable at end of year	227,750	$15.28

As of December 31, 2013, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $0.1 million. The weighted average remaining contractual term of outstanding and stock options exercisable is 1.70 years and 1.70 years, respectively, at December 31, 2013. The total intrinsic value of options exercised was $0, $0 and $0 during the years ended December 31, 2013, 2012 and 2011, respectively. There was no material tax benefit realized related to those exercises. The total fair value of options vested during the years ended December 31, 2013, 2012, and 2011 was $0, $0 and $0.1 million, respectively.

The Company did not have any nonvested stock options at December 31, 2013 and December 31, 2012.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stockholders’ Equity (continued)

The Company’s RSU activity and related information consist of:

	Year Ended December 31,
	2013
	Shares	Weighted-Average Grant-Date Fair Value
Nonvested, beginning of year	1,221,977	$6.51
Granted	952,560	9.23
Vested	(659,556)	7.26
Forfeited	(66,725)	6.42

Nonvested, end of year	1,448,256	$7.88

The total fair value of RSU’s vested during the years ended December 31, 2013, 2012 and 2011 was $4.8 million, $6.8 million and $6.4 million, respectively.

As of December 31, 2013, there was a total of $9.4 million of unrecognized compensation cost, net of estimated forfeitures, related to all non-vested stock-based compensation arrangements granted under the Company’s stock ownership plans. That cost is expected to be recognized over a weighted-average period of 2.41 years.

11. Income (Loss) Per Common Share

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

Basic and diluted loss per common share is computed as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2013	2012	2011
Loss from continuing operations	$(23,436)	$(23,291)	$(210,383)
Less: Income attributable to noncontrolling interest	—	—	—

Net loss from continuing operations attributable to Willbros Group, Inc. (numerator for basic calculation)	(23,436)	(23,291)	(210,383)
Add: Interest and debt issuance costs associated with convertible notes	—	—	—

Net loss from continuing operations applicable to common shares (numerator for diluted calculation)	$(23,436)	$(23,291)	$(210,383)

Weighted average number of common shares outstanding for basic income per share	48,560,167	48,019,303	47,475,680
Weighted average number of potentially dilutive common shares outstanding	—	—	—

Weighted average number of common shares outstanding for diluted income per share	48,560,167	48,019,303	47,475,680

Loss per common share from continuing operations:
Basic	$(0.48)	$(0.49)	$(4.43)

Diluted	$(0.48)	$(0.49)	$(4.43)

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income (Loss) Per Common Share (continued)

The Company has excluded shares potentially issuable under the terms of use of the securities listed below from the number of potentially dilutive shares outstanding as the effect would be anti-dilutive:

	Year Ended December 31,
	2013	2012	2011
6.5% Senior Convertible Notes	—	—	1,825,587
Stock options	181,279	227,750	181,666
Restricted stock and restricted stock rights	499,371	263,119	158,672

	680,650	490,869	2,165,925

In accordance with the FASB’s standard on earnings per share – contingently convertible instruments, the shares issuable upon conversion of the convertible notes would have been included in diluted income (loss) per share, if those securities were dilutive, regardless of whether the Company’s stock price was greater than or equal to the conversion prices of $17.56. However, these securities are only dilutive to the extent that interest per weighted average convertible share does not exceed basic earnings per share.

12. Segment Information

The Company’s segments are comprised of strategic businesses that are defined by the industries or geographic regions they serve. Each is managed as an operation with well-established strategic directions and performance requirements.

In January 2013, the Company implemented a change to its operational and organizational structure in order to emphasize its commitment to its engineering, procurement and integrity services and to align its business interests to better reflect market conditions. As a result, the Company created a new and fourth segment, Professional Services. Professional Services, together with Oil & Gas, Utility T&D and Canada represent the Company’s organizational structure for which its operating results are reported. Previously reported segments by periods have been revised to conform to this new structure.

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

The tables below have been revised to reflect the Company’s operations by its current reportable segments for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	Year Ended December 31, 2013
	Oil & Gas	Utility T&D	Professional Services	Canada	Eliminations	Consolidated
Revenue	$791,076	$446,216	$342,746	$445,213	$(6,468)	$2,018,783
Operating expenses	831,269	422,983	327,031	409,837	(6,468)	1,984,652

Operating income (loss)	$(40,193)	$23,233	$15,715	$35,376	$—	34,131

Other expense						(43,033)
Provision for income taxes						14,534

Loss from continuing operations						(23,436)
Income from discontinued operations net of provision for income taxes						7,569

Loss from continuing and discontinued operations						(15,867)
Less: Income attributable to noncontrolling interest						—

Net loss attributable to Willbros Group, Inc.						$(15,867)

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Segment Information (continued)

	Year Ended December 31, 2012
	Oil & Gas	Utility T&D	Professional Services	Canada	Eliminations	Consolidated
Revenue	$902,688	$483,603	$330,594	$216,793	$(4,878)	$1,928,800
Operating expenses	904,167	470,639	319,168	216,833	(4,878)	1,905,929
Goodwill impairment	—	8,067	—	—	—	8,067

Operating income (loss)	$(1,479)	$4,897	$11,426	$(40)	$—	14,804

Other expense						(33,368)
Provision for income taxes						4,727

Loss from continuing operations						(23,291)
Loss from discontinued operations net of provision for income taxes						(5,944)

Loss from continuing and discontinued operations						(29,235)
Less: Income attributable to noncontrolling interest						(976)

Net loss attributable to Willbros Group, Inc.						$(30,211)

	Year Ended December 31, 2011
	Oil & Gas	Utility T&D	Professional Services	Canada	Eliminations	Consolidated
Revenue	$560,202	$388,438	$278,101	$153,411	$(3,783)	$1,376,369
Operating expenses	586,655	392,617	275,627	148,741	(3,783)	1,399,857
Goodwill impairment	30,709	143,543	2,113	2,210		178,575
Change in fair value of contingent earnout liability	—	—	—	—	—	(10,000)

Operating loss	$(57,162)	$(147,722)	$361	$2,460	$—	(192,063)

Other expense						(51,878)
Benefit for income taxes						(33,558)

Loss from continuing operations						(210,383)
Loss from discontinued operations net of provision (benefit) for income taxes						(82,438)

Loss from continuing and discontinued operations						(292,821)
Less: Income attributable to noncontrolling interest						(1,195)

Net loss attributable to Willbros Group, Inc.						$(294,016)

Depreciation and amortization expense by segment are presented below (in thousands):

	Year Ended December 31,
	2013	2012	2011
Oil & Gas	$11,731	$12,700	$15,688
Utility T&D	24,839	28,299	31,151
Professional Services	2,945	3,150	3,496
Canada	2,679	2,196	2,413

Total	$42,194	$46,345	$52,748

Amounts above include corporate allocated depreciation of $565, $616 and $565 for the years ended December 31, 2013, 2012, and 2011, respectively.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Segment Information (continued)

Capital expenditures by segment are presented below (in thousands):

	Year Ended December 31,
	2013	2012	2011
Oil & Gas	$3,934	$5,766	$3,923
Utility T&D	3,149	2,061	2,828
Professional Services	2,735	1,227	1,255
Canada	3,928	661	52
Corporate	2,552	944	1,989

Total	$16,298	$10,659	$10,047

Total assets by segment as of December 31, 2013 and 2012 are presented below (in thousands):

	Year Ended December 31,
	2013	2012
Oil & Gas	$278,115	$329,198
Utility T&D	260,867	279,480
Professional Services	91,677	88,133
Canada	123,838	103,157
Corporate	57,448	87,338

Total assets, continuing operations	$811,945	$887,306

Due to a limited number of major projects and clients, the Company may at any one time have a substantial part of its operations dedicated to one project, client and country.

Customers representing 10 percent or more of total contract revenue are as follows:

	Year Ended December 31,
	2013	2012	2011
Oncor	11.5%	16.3%	15.5%
Enterprise Products Partners L.P.	10.4%	—	—

Information about the Company’s operations in its work countries is shown below (in thousands):

	Year Ended December 31,
	2013	2012	2011
Contract revenue:
United States	$1,568,411	$1,705,653	$1,210,993
Canada	445,213	216,793	153,411
Other	5,159	6,354	11,965

	$2,018,783	$1,928,800	$1,376,369

	Year Ended December 31,
	2013	2012
Property, plant and equipment, net:
United States	$103,560	$117,205
Canada	7,955	6,689
Other	51	91

	$111,566	$123,985

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Contingencies, Commitments and Other Circumstances

Contingencies

Central Maine Power

On January 20, 2014, the Company settled a lawsuit against Central Maine Power Company (“CMP”) in connection with an existing project to install transmission lines and perform construction services for CMP, for the project generally known as the Transmission Line Construction of the Southern Loop and Southern Connector portion of the Maine Power Reliability Program (the “MPRP Project”). Under terms of the settlement, CMP will make a payment to the Company in the first quarter of 2014 of approximately $20.1 million, which consists of $17.0 million in settlement proceeds and $3.1 million as an early payment of retention. In addition, CMP will extend the schedule and provide other relief to reduce the Company’s cost on the remainder of the MPRP Project. The Company continues to perform the MPRP Project which has an expected completion date in the third quarter of 2014.

Other

In addition to the matters discussed above and in Note 16 – Discontinued Operations, the Company is party to a number of other legal proceedings. Management believes that the nature and number of these proceedings are typical for a firm of similar size engaged in a similar type of business and that none of these proceedings is material to the Company’s consolidated results of operations, financial position or cash flows.

Commitments

From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds and financial guarantees. Contracts with the Company’s customers may require the Company to secure letters of credit or surety bonds with regard to the Company’s performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or surety bonds in lieu of contract retention provisions, where the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At December 31, 2013, the Company had approximately $60.1 million of outstanding letters of credit, all of which related to continuing operations. This amount represents the maximum amount of payments the Company could be required to make if these letters of credit are drawn upon. Additionally, the Company issues surety bonds customarily required by commercial terms on construction projects. At December 31, 2013, the Company had bonds outstanding, primarily performance bonds, with a face value at $556.1 million related to continuing operations. This amount represents the bond penalty amount of future payments the Company could be required to make if the Company fails to perform its obligations under such contracts. The performance bonds do not have a stated expiration date; rather, each is released when the contract is accepted by the owner. The Company’s maximum exposure as it relates to the value of the bonds outstanding is lowered on each bonded project as the cost to complete is reduced. As of December 31, 2013, no liability has been recognized for letters of credit or surety bonds.

Operating Leases

The Company has certain operating leases for various equipment and office facilities. Rental expense for continuing operations excluding daily rentals and reimbursable rentals under cost plus contracts was $42.3 million in 2013, $35.0 million in 2012, and $26.0 million in 2011.

Minimum lease commitments under operating leases as of December 31, 2013, totaled $145.8 million and are payable as follows: 2014, $39.5 million; 2015, $22.0 million; 2016, $17.6 million; 2017, $14.4 million; 2018, $11.3 million and thereafter, $41.0 million.

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

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Fair Value Measurements

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

There were no transfers between levels in 2013.

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

Financial Instruments Measured at Fair Value on a Recurring Basis

The Company measures certain financial instruments at fair value on a recurring basis. The fair value of these financial instruments (in thousands) was determined using the following inputs as of December 31, 2013 and December 31, 2012:

	Year Ended December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$2,473	$—	$2,473	$—

	Year Ended December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$1,441	$—	$1,441	$—

Hedging Arrangements

The Company attempts to negotiate contracts that provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent, it is unable to match non-U.S. currency revenue with expenses in the same currency; the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at December 31, 2013 or December 31, 2012.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Fair Value Measurements (continued)

Interest Rate Swaps

The Company is subject to hedging arrangements to fix or otherwise limit the interest cost of its variable interest rate borrowings. The Company is subject to interest rate risk on its debt and investment of cash and cash equivalents arising in the normal course of business. The Company does not engage in speculative trading strategies.

In August 2013, the Company entered into an interest rate swap agreement for a notional amount of $124.1 million to hedge changes in the variable rate interest expense on $124.1 million of its existing or replacement LIBOR indexed debt. Under the swap agreement, which is effective June 30, 2014 through August 7, 2019, the Company receives interest at either one-month LIBOR or 1.25 percent (whichever is greater) and pays interest at a fixed rate of 2.84 percent. The swap is designated and qualifies as a cash flow hedging instrument with the effective portion of the swap’s change in fair value recorded in OCI. The swap is highly effective in offsetting changes in interest expense and no hedge ineffectiveness has been recorded in the Consolidated Statements of Operations. Amounts in OCI will be reclassified to interest expense when the hedged interest payments on the underlying debt are recognized.

In September 2010, the Company entered into two interest rate swap agreements for a total notional amount of $150.0 million to hedge changes in the variable rate interest expense on $150.0 million of its then existing or replacement LIBOR indexed debt. Under each swap agreement, the Company was to receive interest at either three-month LIBOR or 2 percent (whichever was greater) and pay interest at a fixed rate of 2.68 percent through June 30, 2014. Through August 7, 2013, the swap agreements were designated and qualified as cash flow hedging instruments, with the effective portion of the swaps’ change in fair value recorded in OCI. Amounts in OCI were reclassified to interest expense when the hedged interest payments on the underlying debt are recognized during the period when the swaps were designated as cash flow hedges. Through August 7, 2013, the swaps were highly effective hedges, and only an immaterial amount of hedge ineffectiveness was recorded in the Consolidated Statements of Operations. On August 7, 2013, the swaps were de-designated due to the refinancing of the underlying debt, which decreased the interest rate floor from 2 percent to 1.25 percent. In addition, on August 7, 2013, each swap agreement was transferred to another party through a novation transaction, which increased the Company’s interest rate to 2.70 percent through June 30, 2014. Changes in the value of the swaps that remain open are reported in earnings and were immaterial for the year ended December 31, 2013.

The carrying amount and fair value of these swap agreements are equivalent since the Company accounts for these instruments at fair value. The values, as identified below (in thousands), are derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. For validation purposes, the swap valuations are periodically compared to those produced by swap counterparties. Amounts of OCI relating to the interest rate swaps expected to be recognized in interest expense in the coming twelve months totaled $1.5 million.

	Liability Derivatives
	December 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts – swaps	Other current liabilities	$1,505	Other current liabilities	$927
Interest rate contracts – swaps	Other long-term liabilities	$968	Other long-term liabilities	$514

Total derivatives		$2,473		$1,441

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Fair Value Measurements (continued)

For the Year Ended December 31,
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivative (Effective Portion)			Financial Statement Classification	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2013	2012	2011		2013	2012	2011
Interest rate contracts	$(2,053)	$(326)	$(1,960)	Interest expense, net	$1,021	$781	$42

Total	$(2,053)	$(326)	$(1,960)		$1,021	$781	$42

15. Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data for the year ended December 31, 2013 and 2012 is presented below (in thousands).

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Quarterly Financial Data (continued)

Year 2013 Quarter Ended	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Total 2013
Contract revenue	$487,359	$487,864	$503,038	$540,522	$2,018,783
Contract income	39,842	55,057	57,345	64,669	216,913
Operating income (loss)	(1,558)	9,363	10,868	15,458	34,131
Income (loss) from continuing operations before income taxes	(9,017)	2,133	(9,261)	7,243	(8,902)
Income (loss) from continuing operations, net of provision (benefit) for income taxes	(11,629)	1,007	(12,466)	(348)	(23,436)
Income (loss) from discontinued operations net of provision (benefit) for income taxes	15,821	(7,908)	(13,467)	13,123	7,569

Net income (loss)	4,192	(6,901)	(25,933)	12,775	(15,867)
Less: Income attributable to noncontrolling interest	—	—	—	—	—

Net income (loss) attributable to Willbros Group, Inc.	$4,192	$(6,901)	$(25,933)	$12,775	$(15,867)

Reconciliation of net income (loss) attributable to Willbros Group, Inc.
Income (loss) from continuing operations	$(11,629)	$1,007	$(12,466)	$(348)	$(23,436)
Income (loss) from discontinued operations	15,821	(7,908)	(13,467)	13,123	7,569

Net income (loss) attributable to Willbros Group, Inc.	$4,192	$(6,901)	$(25,933)	$12,775	$(15,867)

Basic income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$(0.24)	$0.02	$(0.26)	$0.00	$(0.48)
Income (loss) from discontinued operations	0.33	(0.16)	(0.28)	0.27	0.16

Net income (loss)	$0.09	$(0.14)	$(0.54)	$0.27	$(0.32)

Diluted income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$(0.24)	$0.02	$(0.26)	$0.00	$(0.48)
Income (loss) from discontinued operations	0.33	(0.16)	(0.28)	0.27	0.16

Net income (loss)	$0.09	$(0.14)	$(0.54)	$0.27	$(0.32)

Weighted average number of common shares outstanding
Basic	48,307,330	48,586,757	48,642,180	48,704,399	48,560,167
Diluted	48,307,330	49,235,297	48,642,180	48,704,399	48,560,167

Additional Notes:

•	During the quarter ended March 31, 2013, the Company sold all of its shares of capital in Willbros Middle East Limited, which held the Company’s operations in Oman. As a result, the Company recognized a gain of $23.6 million on the sale, which is included in the line item “Income (loss) from discontinued operations, net of provision (benefit) for income taxes. In addition, the results of operations specific to this business are classified as discontinued operations for all periods presented.

•	The Company recorded an out-of-period adjustment during the quarter ended June 30, 2013 related to the reversal of an over-accrual of certain letter of credit and commitment fees. The net impact of the adjustment was a decrease to pre-tax loss, net loss from continuing operations and net loss of $0.6 million. The Company does not believe the adjustment is material, individually or in the aggregate, to its consolidated financial statements for the year ended December 31, 2013, nor does it believe the adjustment is material to any of its previously issued consolidated quarterly and annual financial statements.

•	During the quarter ended September 30, 2013, the Company recorded debt extinguishment costs of $11.6 million which consisted of Original Issue Discount and financing costs inclusive of new creditor fees.

•	During the quarter ended December 31, 2013, the Company sold certain assets comprising its electric and gas distribution business in the Northeast (“Hawkeye”). As a result, the Company recognized a net loss in 2013 of $2.7 million on the sale, which is included in the line item “Income (loss) from discontinued operations, net of provision (benefit) for income taxes. In addition, the results of operations specific to this business are classified as discontinued operations for all periods presented.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Quarterly Financial Data (continued)

Year 2012 Quarter Ended	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Total 2012
Contract revenue	$373,706	$450,422	$547,993	$556,679	$1,928,800
Contract income	31,626	44,405	53,219	60,573	189,823
Operating income (loss)	(9,720)	7,494	11,318	5,712	14,804
Income (loss) from continuing operations before income taxes	(20,177)	(783)	4,744	(2,348)	(18,564)
Income (loss) from continuing operations, net of provision (benefit) for income taxes	(21,150)	(1,991)	3,847	(3,997)	(23,291)
Income (loss) from discontinued operations net of provision for income taxes	770	5,699	(3,112)	(9,301)	(5,944)

Net income (loss)	(20,380)	3,708	735	(13,298)	(29,235)
Less: Income attributable to noncontrolling interest	(344)	(328)	(273)	(31)	(976)

Net income (loss) attributable to Willbros Group, Inc.	$(20,724)	$3,380	$462	$(13,329)	$(30,211)

Reconciliation of net income (loss) attributable to Willbros Group, Inc.
Income (loss) from continuing operations	$(21,150)	$(1,991)	$3,847	$(3,997)	$(23,291)
Income (loss) from discontinued operations	426	5,371	(3,385)	(9,332)	(6,920)

Net income (loss) attributable to Willbros Group, Inc.	$(20,724)	$3,380	$462	$(13,329)	$(30,211)

Basic income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$(0.44)	$(0.04)	$0.08	$(0.09)	$(0.49)
Income (loss) from discontinued operations	0.01	0.11	(0.07)	(0.19)	(0.14)

Net income (loss)	$(0.43)	$0.07	$0.01	$(0.28)	$(0.63)

Diluted income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$(0.44)	$(0.04)	$0.08	$(0.09)	$(0.49)
Income (loss) from discontinued operations	0.01	0.11	(0.07)	(0.19)	(0.14)

Net income (loss)	$(0.43)	$0.07	$0.01	$(0.28)	$(0.63)

Weighted average number of common shares outstanding
Basic	47,781,396	47,994,987	48,119,758	48,176,071	48,019,303
Diluted	47,781,396	47,994,987	48,452,014	48,176,071	48,019,303

Additional Notes:

•	During the quarter ended December 31, 2012, the Company made the decision to sell its electric and gas distribution business in the Northeast. As such, the results of operations specific to this business are classified as discontinued operations for all periods presented.

•	During the quarter ended December 31, 2012, the Company recorded a non-cash, pre-tax charge of $8.1 million for impairment of goodwill.

•	The Company recorded out-of-period adjustments during the year ended December 31, 2012 primarily related to correct errors to eliminate Cumulative Translation Adjustment balances that stemmed from the dissolution and liquidation of foreign currency based subsidiaries in jurisdictions where the Company no longer conducts business. The net impact of these adjustments was an increase to income from discontinued operations in the amount of $2.5 million and a decrease to net loss in the amount of $2.5 million. These adjustments did not have any impact on the Company’s pre-tax loss or loss from continuing operations for any periods during 2012. The Company does not believe these adjustments are materially individually or in the aggregate to its consolidated financial statements for the year ended December 31, 2012, nor does it believe such items are material to any of its previously issued consolidated quarterly and annual financial statements.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Discontinued Operations

Business and Asset Disposals

Hawkeye

As part of its ongoing strategic evaluation of operations, the Company made the decision to exit the electric and gas distribution market in the Northeast in December 2012 and sell the related Hawkeye business. In connection with its decision to sell the business, the Company evaluated the recoverability of its net assets and recorded impairment charges of approximately $3.2 million and $1.4 million for the year ended December 31, 2013 and 2012, respectively. The impairment charges were related to the continued decline in the operating performance and future outlook of the business, coupled with its challenging competitive landscape.

In the fourth quarter of 2013, the Company sold certain assets comprising the Hawkeye business to Elecnor Hawkeye, LLC, a subsidiary of Elecnor, Inc. (“Elecnor”). In connection with the sale, the Company recorded total consideration of $27.7 million, subject to a post-closing working capital adjustment. The total consideration is included in the line item “Assets associated with discontinued operations” on the Consolidated Balance Sheet. At the closing, Elecnor delivered two letters of credit, one to the Company for $16.2 million and the other to the escrow agent for $8.0 million.

As a result of the above transactions, the Company recorded a net loss on sale in 2013 of $2.7 million included in the line item “Income (loss) from discontinued operations, net of provision (benefit) for income taxes” on the Consolidated Statement of Operations.

In the first quarter of 2014, the Company received $21.2 million in cash consisting of full payment against the $16.2 million letter of credit and $5.0 million of the $8.0 million in escrow. The Company expects to receive the remaining $6.5 million in proceeds, once the post-closing working capital adjustment is finalized.

Oman

In the first quarter of 2013, the Company sold all of its shares of capital in Willbros Middle East Limited, which held the Company’s operations in Oman. The Company received total proceeds of $38.9 million in cash and $2.4 million in the form of an escrow deposit from the buyer, which was paid in full in the third quarter of 2013. As a result of this transaction, the Company recorded a gain on sale of $23.6 million included in the line item “Income (loss) from discontinued operations, net of provision (benefit) for income taxes” on the Consolidated Statement of Operations.

InterCon

In the fourth quarter of 2011, the Company completed the sale of all assets and operations of InterCon, which was determined to be a non-strategic subsidiary within the Utility T&D segment. The Company received total compensation of $18.7 million in cash and $0.3 million in the form of an escrow deposit from the buyer, which was paid in full in the fourth quarter of 2012. As a result of this transaction, the Company recorded a loss on sale of $2.4 million included in the line item “Income (loss) from discontinued operations, net of provision (benefit) for income taxes” on the Consolidated Statement of Operations.

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

The Settlement Agreement provides that WGHI must make payments to WAPCo totaling $55.5 million of which $14.0 million was paid in 2012 and $5.0 million was paid in 2013. Of the remaining $36.5 million due to WAPCo, $3.8 million is due at the end of the second quarter of 2014 and $32.7 million is due at the end of the fourth quarter of 2014.

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Discontinued Operations (continued)

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

Results of Discontinued Operations

Condensed Statements of Operations of the Discontinued Operations for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year Ended December 31, 2013
	Canada	Libya	WAGP	InterCon	Hawkeye	Oman	Other	Total
Revenue	$—	$—	$—	$—	$81,724	$—	$—	$81,724
Operating income (loss)	(27)	(70)	29	—	(15,461)	23,639	(507)	7,603
Pre-tax income (loss)	(27)	(70)	29	—	(15,620)	23,639	(382)	7,569
Provision for taxes	—	—	—	—	—	—	—	—

Net income (loss)	(27)	(70)	29	—	(15,620)	23,639	(382)	7,569

	Year Ended December 31, 2012
	Canada	Libya	WAGP	InterCon	Hawkeye	Oman	Other	Total
Revenue	$31,587	$—	$—	$—	$108,878	$75,446	$—	$215,911
Operating income (loss)	12,779	(58)	(4,274)	—	(20,825)	6,392	(239)	(6,225)
Pre-tax income (loss)	13,848	(58)	(4,274)	—	(20,685)	6,566	2,567	(2,036)
Provision for taxes	2,796	—	—	—	—	1,112	—	3,908

Net income (loss)	11,052	(58)	(4,274)	—	(20,685)	5,454	2,567	(5,944)

	Year Ended December 31, 2011
	Canada	Libya	WAGP	InterCon	Hawkeye	Oman	Other	Total
Revenue	$136,036	$—	$—	$42,826	$164,842	$73,829	$—	$417,533
Operating income (loss)	(18,589)	(487)	(71,858)	(5,326)	(3,863)	11,204	—	(88,919)
Pre-tax income (loss)	(18,484)	(487)	(71,858)	(5,329)	(3,921)	11,289	—	(88,790)
Provision (benefit) for taxes	(6,548)	—	—	(1,069)	—	1,265	—	(6,352)

Net income (loss)	(11,936)	(487)	(71,858)	(4,260)	(3,921)	10,024	—	(82,438)

WILLBROS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Discontinued Operations (continued)

Condensed Balance Sheets of the Discontinued Operations are as follows:

	December 31, 2013
	Hawkeye	Oman	WAPCo	Total
Cash and cash equivalents	$1,041	$—	$—	$1,041
Accounts receivable, net	36,404	—	—	36,404
Contract cost and recognized income not yet billed	18,379	—	—	18,379
Property, plant and equipment, net	1,195	—	—	1,195
Intangible assets, net	—	—	—	—
Other	1,704	—	—	1,704

Total assets	58,723	—	—	58,723
Accounts payable and accrued liabilities	$9,952	$—	$—	$9,952
Settlement obligations	—	—	36,500	36,500
Other	178	—	—	178

Total liabilities	10,130	—	36,500	46,630
Net assets (liabilities) associated with discontinued operations	48,593	—	(36,500)	12,093

	December 31, 2012
	Hawkeye	Oman	WAPCo	Total
Cash and cash equivalents	$—	$5,602	$—	$5,602
Accounts receivable, net	39,825	13,697	—	53,522
Contract cost and recognized income not yet billed	6,327	524	—	6,851
Property, plant and equipment, net	6,683	4,339	—	11,022
Intangible assets, net	5,135	—	—	5,135
Other	4,834	3,974	—	8,808

Total assets	62,804	28,136	—	90,940
Accounts payable and accrued liabilities	$14,303	$9,438	$—	$23,741
Settlement obligations	—	—	41,500	41,500
Other	1,081	1,352	—	2,433

Total liabilities	15,384	10,790	41,500	67,674
Net assets (liabilities) associated with discontinued operations	47,420	17,346	(41,500)	23,266

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, designed to provide reasonable assurance that information required to be disclosed in the Securities and Exchange Commission (“SEC”) reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of December 31, 2013, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that, as of December 31, 2013, our disclosure controls and procedures were effective in providing reasonable assurance.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment of internal control over financial reporting, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 (“COSO”).

Based on management’s assessment using the COSO criteria, we have concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to the Company’s directors and corporate governance is incorporated herein by reference to the sections entitled “PROPOSAL ONE – ELECTION OF DIRECTORS” and “CORPORATE GOVERNANCE” in the Company’s definitive Proxy Statement for 2014 Annual Meeting of Stockholders (“Proxy Statement”). The information required by this item with respect to the Company’s executive officers is included in Item 4A of Part I of this Form 10-K. The information required by this item with respect to the Section 16 ownership reports is incorporated herein by reference to the section entitled “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Proxy Statement.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)   (1) Financial Statements:

Our financial statements and those of our subsidiaries and independent registered public accounting firm’s report are listed in Item 8 of this Form 10-K.

(2) Financial Statement Schedule:

2013
Form 10-K
Page(s)
Schedule II – Consolidated Valuation and Qualifying Accounts	105

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

2.1	Share Purchase Agreement dated January 6, 2013, among Interserve Holdings Limited, Willbros International Finance & Equipment Limited and Willbros Group, Inc. (filed as Exhibit 2.1 to our current report on Form 8-K dated January 6, 2013, filed January 10, 2013).

2.2	Amended and Restated Asset Purchase Agreement dated November 12, 2013, by and among Elecnor Hawkeye, LLC, Hawkeye, LLC and Halpine Line Construction LLC (filed as Exhibit 2.1 to our current report on Form 8-K dated November 12, 2013, filed November 18, 2013).

3.1	Certificate of Incorporation of Willbros Group, Inc., a Delaware corporation (filed as Exhibit 3.1 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

3.2	Certificate of Designations of Series A Preferred Stock (filed as Exhibit 3 to our current report on Form 8-K dated June 30, 2010, filed July 7, 2010).

3.3	Bylaws of Willbros Group, Inc., a Delaware corporation (filed as Exhibit 3.2 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

4.1	Form of stock certificate for Common Stock, par value $0.05, of Willbros Group, Inc., a Delaware corporation (filed as Exhibit 4.1 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

4.2	Stockholder Agreement dated as of March 11, 2010, between Willbros Group, Inc. and InfrastruX Holdings, LLC (filed as Exhibit 4.1 to our current report on Form 8-K dated March 10, 2010, filed March 16, 2010).

4.3	First Amendment to Stockholder Agreement dated as of April 21, 2011, between Willbros Group, Inc. and InfrastruX Holdings, LLC (filed as Exhibit 4.1 to our current report on Form 8-K dated April 21, 2011, filed April 26, 2011).

10.1	Credit Agreement dated as of August 7, 2013, among Willbros Group, Inc., as borrower, certain subsidiaries, as guarantors, the lenders from time to time party thereto, JP Morgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC, as Sole Lead Arranger and Sole Bookrunner (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2013, filed November 6, 2013).

10.2	Loan, Security and Guaranty Agreement dated as of August 7, 2013, among certain subsidiaries of Willbros Group, Inc. party thereto, as U.S. Borrowers, Willbros Construction Services (Canada) L.P., as Canadian Borrower, and Willbros Group, Inc. and the other persons party thereto from time to time as guarantors, certain financial institutions party thereto, as Lenders, and Bank of America, N.A., as Agent, Sole Lead Arranger and Sole Bookrunner (the “ABL Credit Agreement”) (filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended September 30, 2013, filed November 6, 2013).

10.3	First Amendment to ABL Credit Agreement dated as of August 30, 2013 (filed as Exhibit 10.3 to our report on Form 10-Q for the quarter ended September 30, 2013, filed November 6, 2013).

10.4*	Form of Indemnification Agreement between our directors and officers and us (filed as Exhibit 10 to our report on Form 10-Q for the quarter ended June 30, 2009, filed August 6, 2009).

10.5*	Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.8 to our Registration Statement on Form S-1, Registration No. 333-5413 (the “S-1 Registration Statement”)).

10.6*	Amendment Number 1 to Willbros Group, Inc. 1996 Stock Plan dated February 24, 1999 (filed as Exhibit A to our Proxy Statement for Annual Meeting of Stockholders dated March 31, 1999).

10.7*	Amendment Number 2 to Willbros Group, Inc. 1996 Stock Plan dated March 7, 2001 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 2, 2001).

10.8*	Amendment Number 3 to Willbros Group, Inc. 1996 Stock Plan dated January 1, 2004 (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.9*	Amendment Number 4 to Willbros Group, Inc. 1996 Stock Plan dated March 10, 2004 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2004).

10.10*	Amendment Number 5 to Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated July 5, 2006).

10.11*	Amendment Number 6 to Willbros Group, Inc. 1996 Stock Plan dated March 27, 2008 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2008).

10.12*	Amendment Number 7 to Willbros Group, Inc. 1996 Stock Plan dated December 31, 2008 (filed as Exhibit 10.12 to our report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009).

10.13*	Amendment Number 8 to Willbros Group, Inc. 1996 Stock Plan dated March 12, 2009 (filed as Exhibit 10.12 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.14*	Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 1996, filed March 31, 1997 (the “1996 Form 10-K”)).

10.15*	Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.14 to the 1996 Form 10-K).

10.16*	Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.6 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.17*	Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.14 to our report on Form 10-K for the year ended December 31, 2004, filed November 22, 2005 (the “2004 Form 10-K”)).

10.18*	Form of Restricted Stock Rights Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.15 to the 2004 Form 10-K).

10.19*	Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (for awards granted on or after March 12, 2009) (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.20*	Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (for awards granted on or after March 12, 2009) (filed as Exhibit 10.5 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.21*	Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (for awards granted on or after March 12, 2009) (filed as Exhibit 10.6 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.22*	Form of Restricted Stock Rights Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (for awards granted on or after March 12, 2009) (filed as Exhibit 10.7 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.23*	Willbros Group, Inc. Director Stock Plan (filed as Exhibit 10.9 to the S-1 Registration Statement).

10.24*	Amendment Number 1 to Willbros Group, Inc. Director Stock Plan dated January 1, 2002 (filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 2001, filed February 20, 2002).

10.25*	Amendment Number 2 to the Willbros Group, Inc. Director Stock Plan dated February 18, 2002 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 30, 2002).

10.26*	Amendment Number 3 to the Willbros Group, Inc. Director Stock Plan dated January 1, 2004 (filed as Exhibit 10.5 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.27*	Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan (filed as Exhibit 10.19 to our report on Form 10-K for the year ended December 31, 2007, filed February 29, 2008).

10.28*	Amendment Number 1 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated March 27, 2008 (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2008).

10.29*	Amendment Number 2 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated January 8, 2010 (filed as Exhibit 10.28 to our report on Form 10-K for the year ended December 31, 2009, filed March 11, 2010).

10.30*	Amendment Number 3 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated August 25, 2010 (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended September 30, 2010, filed November 9, 2010).

10.31*	Amendment Number 4 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated March 22, 2012 (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated April 20, 2012).

10.32*	Amendment Number 5 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated May 14, 2012 (filed as Exhibit 99 to our current report on Form 8-K dated May 14, 2012, filed May 14, 2012).

10.33*	Amendment Number 6 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated August 23, 2012 (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012).

10.34*	Assumption and General Amendment of Employee Stock Plan and Directors’ Stock Plans and General Amendment of Employee Benefit Programs of Willbros Group, Inc. dated March 3, 2009, between Willbros Group, Inc., a Republic of Panama corporation, and Willbros Group, Inc., a Delaware corporation (filed as Exhibit 10.2 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

10.35*	Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2010).

10.36*	Amendment Number 1 to Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan dated March 22, 2012 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 20, 2012).

10.37*	Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.3 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.38*	Form of Restricted Stock Units Award Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.4 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.39*	Form of Phantom Stock Units Award Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.5 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.40*	Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.6 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.41*	Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.7 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.42*	Form of Performance-Based Long-Term Incentive Award Agreement for Chief Executive Officer under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended June 30, 2011, filed August 2, 2011).

10.43*	Form of Performance-Based Restricted Stock Units Award Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.3 to our report on Form 10-Q for the quarter ended June 30, 2011, filed August 2, 2011).

10.44*	Willbros Group, Inc. 2010 Management Severance Plan for Executives (filed as Exhibit 10.4 to our report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011 (the “2010 Form 10-K”)).

10.45*	Willbros Group, Inc. 2010 Nonqualified Deferred Compensation Plan (filed as Exhibit 10.41 to the 2010 Form 10-K).

10.46*	Employment Agreement dated as of September 20, 2010, between Willbros United States Holdings, Inc. and Robert R. Harl (filed as Exhibit 10.1 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.47*	Amendment No. 1 dated April 16, 2013 to Employment Agreement dated September 20, 2010, among Willbros United States Holdings, Inc., Willbros Group, Inc. and Robert R. Harl (filed as Exhibit 10 to our current report on Form 8-K dated April 16, 2013, filed April 18, 2013).

10.48*	Bonus Agreement dated as of September 20, 2010, between Willbros United States Holdings, Inc. and Robert R. Harl (filed as Exhibit 10.2 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.49*	Employment Agreement dated November 17, 2011, between Willbros United States Holdings, Inc. and Van A. Welch (filed as Exhibit 10 to our current report on Form 8-K dated November 17, 2011, filed November 23, 2011).

10.50*	Amended and Restated Management Incentive Compensation Program (Effective May 23, 2011) (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2011, filed August 2, 2011).

10.51	Deferred Prosecution Agreement among Willbros Group, Inc., a Republic of Panama corporation, Willbros International, Inc. and the Department of Justice filed on May 14, 2008 with the United States District Court, Southern District of Texas, Houston Division (filed as Exhibit 10 to our current report on Form 8-K dated May 14, 2008, filed May 15, 2008).

10.52	Settlement Agreement dated March 29, 2012, between West African Gas Pipeline Company Limited, Willbros Global Holdings, Inc. and Willbros Group, Inc. (filed as Exhibit 10.1 to our current report on Form 8-K dated March 29, 2012, filed April 4, 2012).

21	Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Willbros Group, Inc. and Willbros International, Inc. Information document filed on May 14, 2008 by the United States Attorney’s Office for the Southern District of Texas and the United States Department of Justice (filed as Exhibit 99.1 to our current report on Form 8-K dated May 14, 2008, filed May 15, 2008).

99.2	Complaint by the Securities and Exchange Commission v. Willbros Group, Inc. filed on May 14, 2008 with the United States District Court, Southern District of Texas, Houston Division (filed as Exhibit 99.2 to our current report on Form 8-K dated May 14, 2008, filed May 15, 2008).

99.3	Consent of Willbros Group, Inc. (filed as Exhibit 99.3 to our current report on Form 8-K dated May 14, 2008, filed May 15, 2008).

99.4	Agreed Judgment as to Willbros Group, Inc. (filed as Exhibit 99.4 to our current report on Form 8-K dated May 14, 2008, filed May 15, 2008).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLBROS GROUP, INC.

Date: February 27, 2014	By:	/s/ Robert R. Harl
Robert R. Harl
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert R. Harl	Director, President and	February 27, 2014
Robert R. Harl	Chief Executive Officer
(Principal Executive Officer)

/s/ Van A. Welch	Executive Vice President and	February 27, 2014
Van A. Welch	Chief Financial Officer
(Principal Financial Officer)

/s/ Geoffrey C. Stanford	Vice President and	February 27, 2014
Geoffrey C. Stanford	Chief Accounting Officer
(Principal Accounting Officer)

/s/ John T. McNabb, II	Director and Chairman of the Board	February 27, 2014
John T. McNabb, II

/s/ William B. Berry	Director	February 27, 2014
William B. Berry

/s/ Edward J. DiPaolo	Director	February 27, 2014
Edward J. DiPaolo

/s/ Charles W. Jenkins, III	Director	February 27, 2014
Charles W. Jenkins, III

/s/ Michael C. Lebens	Director	February 27, 2014
Michael C. Lebens

/s/ Daniel E. Lonergan	Director	February 27, 2014
Daniel E. Lonergan

/s/ Robert L. Sluder	Director	February 27, 2014
Robert L. Sluder

/s/ S. Miller Williams	Director	February 27, 2014
S. Miller Williams

WILLBROS GROUP, INC.

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Year Ended	Description	Balance at Beginning of Year	Charged (Credited) to Costs and Expense	Charge Offs and Other	Balance at End of Year
December 31, 2011	Allowance for Bad Debts	$4,293	$790	$(4,090)	$993
December 31, 2011	Deferred Tax Valuation Allowance	7,170	29,701	—	36,871
December 31, 2012	Allowance for Bad Debts	$993	$1,327	$(100)	$2,220
December 31, 2012	Deferred Tax Valuation Allowance	36,871	15,045	—	51,916
December 31, 2013	Allowance for Bad Debts	$2,220	$1,245	$(2,064)	$1,401
December 31, 2013	Deferred Tax Valuation Allowance	51,916	10,912	—	62,828

INDEX TO EXHIBITS

The following documents are included as exhibits to this Form 10-K. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

2.1	Share Purchase Agreement dated January 6, 2013, among Interserve Holdings Limited, Willbros International Finance & Equipment Limited and Willbros Group, Inc. (filed as Exhibit 2.1 to our current report on Form 8-K dated January 6, 2013, filed January 10, 2013).

2.2	Amended and Restated Asset Purchase Agreement dated November 12, 2013, by and among Elecnor Hawkeye, LLC, Hawkeye, LLC and Halpine Line Construction LLC (filed as Exhibit 2.1 to our current report on Form 8-K dated November 12, 2013, filed November 18, 2013).

3.1	Certificate of Incorporation of Willbros Group, Inc., a Delaware corporation (filed as Exhibit 3.1 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

3.2	Certificate of Designations of Series A Preferred Stock (filed as Exhibit 3 to our current report on Form 8-K dated June 30, 2010, filed July 7, 2010).

3.3	Bylaws of Willbros Group, Inc., a Delaware corporation (filed as Exhibit 3.2 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

4.1	Form of stock certificate for Common Stock, par value $0.05, of Willbros Group, Inc., a Delaware corporation (filed as Exhibit 4.1 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

4.2	Stockholder Agreement dated as of March 11, 2010, between Willbros Group, Inc. and InfrastruX Holdings, LLC (filed as Exhibit 4.1 to our current report on Form 8-K dated March 10, 2010, filed March 16, 2010).

4.3	First Amendment to Stockholder Agreement dated as of April 21, 2011, between Willbros Group, Inc. and InfrastruX Holdings, LLC (filed as Exhibit 4.1 to our current report on Form 8-K dated April 21, 2011, filed April 26, 2011).

10.1	Credit Agreement dated as of August 7, 2013, among Willbros Group, Inc., as borrower, certain subsidiaries, as guarantors, the lenders from time to time party thereto, JP Morgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC, as Sole Lead Arranger and Sole Bookrunner (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2013, filed November 6, 2013).

10.2	Loan, Security and Guaranty Agreement dated as of August 7, 2013, among certain subsidiaries of Willbros Group, Inc. party thereto, as U.S. Borrowers, Willbros Construction Services (Canada) L.P., as Canadian Borrower, and Willbros Group, Inc. and the other persons party thereto from time to time as guarantors, certain financial institutions party thereto, as Lenders, and Bank of America, N.A., as Agent, Sole Lead Arranger and Sole Bookrunner (the “ABL Credit Agreement”) (filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended September 30, 2013, filed November 6, 2013).

10.3	First Amendment to ABL Credit Agreement dated as of August 30, 2013 (filed as Exhibit 10.3 to our report on Form 10-Q for the quarter ended September 30, 2013, filed November 6, 2013).

10.4*	Form of Indemnification Agreement between our directors and officers and us (filed as Exhibit 10 to our report on Form 10-Q for the quarter ended June 30, 2009, filed August 6, 2009).

10.5*	Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.8 to our Registration Statement on Form S-1, Registration No. 333-5413 (the “S-1 Registration Statement”)).

10.6*	Amendment Number 1 to Willbros Group, Inc. 1996 Stock Plan dated February 24, 1999 (filed as Exhibit A to our Proxy Statement for Annual Meeting of Stockholders dated March 31, 1999).

10.7*	Amendment Number 2 to Willbros Group, Inc. 1996 Stock Plan dated March 7, 2001 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 2, 2001).

10.8*	Amendment Number 3 to Willbros Group, Inc. 1996 Stock Plan dated January 1, 2004 (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.9*	Amendment Number 4 to Willbros Group, Inc. 1996 Stock Plan dated March 10, 2004 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2004).

10.10*	Amendment Number 5 to Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated July 5, 2006).

10.11*	Amendment Number 6 to Willbros Group, Inc. 1996 Stock Plan dated March 27, 2008 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2008).

10.12*	Amendment Number 7 to Willbros Group, Inc. 1996 Stock Plan dated December 31, 2008 (filed as Exhibit 10.12 to our report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009).

10.13*	Amendment Number 8 to Willbros Group, Inc. 1996 Stock Plan dated March 12, 2009 (filed as Exhibit 10.12 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.14*	Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 1996, filed March 31, 1997 (the “1996 Form 10-K”)).

10.15*	Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.14 to the 1996 Form 10-K).

10.16*	Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.6 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.17*	Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.14 to our report on Form 10-K for the year ended December 31, 2004, filed November 22, 2005 (the “2004 Form 10-K”)).

10.18*	Form of Restricted Stock Rights Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.15 to the 2004 Form 10-K).

10.19*	Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (for awards granted on or after March 12, 2009) (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.20*	Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (for awards granted on or after March 12, 2009) (filed as Exhibit 10.5 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.21*	Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (for awards granted on or after March 12, 2009) (filed as Exhibit 10.6 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.22*	Form of Restricted Stock Rights Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (for awards granted on or after March 12, 2009) (filed as Exhibit 10.7 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.23*	Willbros Group, Inc. Director Stock Plan (filed as Exhibit 10.9 to the S-1 Registration Statement).

10.24*	Amendment Number 1 to Willbros Group, Inc. Director Stock Plan dated January 1, 2002 (filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 2001, filed February 20, 2002).

10.25*	Amendment Number 2 to the Willbros Group, Inc. Director Stock Plan dated February 18, 2002 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 30, 2002).

10.26*	Amendment Number 3 to the Willbros Group, Inc. Director Stock Plan dated January 1, 2004 (filed as Exhibit 10.5 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).

10.27*	Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan (filed as Exhibit 10.19 to our report on Form 10-K for the year ended December 31, 2007, filed February 29, 2008).

10.28*	Amendment Number 1 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated March 27, 2008 (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2008).

10.29*	Amendment Number 2 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated January 8, 2010 (filed as Exhibit 10.28 to our report on Form 10-K for the year ended December 31, 2009, filed March 11, 2010).

10.30*	Amendment Number 3 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated August 25, 2010 (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended September 30, 2010, filed November 9, 2010).

10.31*	Amendment Number 4 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated March 22, 2012 (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated April 20, 2012).

10.32*	Amendment Number 5 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated May 14, 2012 (filed as Exhibit 99 to our current report on Form 8-K dated May 14, 2012, filed May 14, 2012).

10.33*	Amendment Number 6 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated August 23, 2012 (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012).

10.34*	Assumption and General Amendment of Employee Stock Plan and Directors’ Stock Plans and General Amendment of Employee Benefit Programs of Willbros Group, Inc. dated March 3, 2009, between Willbros Group, Inc., a Republic of Panama corporation, and Willbros Group, Inc., a Delaware corporation (filed as Exhibit 10.2 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

10.35*	Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2010).

10.36*	Amendment Number 1 to Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan dated March 22, 2012 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 20, 2012).

10.37*	Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.3 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.38*	Form of Restricted Stock Units Award Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.4 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.39*	Form of Phantom Stock Units Award Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.5 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.40*	Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.6 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.41*	Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.7 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.42*	Form of Performance-Based Long-Term Incentive Award Agreement for Chief Executive Officer under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended June 30, 2011, filed August 2, 2011).

10.43*	Form of Performance-Based Restricted Stock Units Award Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.3 to our report on Form 10-Q for the quarter ended June 30, 2011, filed August 2, 2011).

10.44*	Willbros Group, Inc. 2010 Management Severance Plan for Executives (filed as Exhibit 10.4 to our report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011 (the “2010 Form 10-K”)).

10.45*	Willbros Group, Inc. 2010 Nonqualified Deferred Compensation Plan (filed as Exhibit 10.41 to the 2010 Form 10-K).

10.46*	Employment Agreement dated as of September 20, 2010, between Willbros United States Holdings, Inc. and Robert R. Harl (filed as Exhibit 10.1 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.47*	Amendment No. 1 dated April 16, 2013 to Employment Agreement dated September 20, 2010, among Willbros United States Holdings, Inc., Willbros Group, Inc. and Robert R. Harl (filed as Exhibit 10 to our current report on Form 8-K dated April 16, 2013, filed April 18, 2013).

10.48*	Bonus Agreement dated as of September 20, 2010, between Willbros United States Holdings, Inc. and Robert R. Harl (filed as Exhibit 10.2 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.49*	Employment Agreement dated November 17, 2011, between Willbros United States Holdings, Inc. and Van A. Welch (filed as Exhibit 10 to our current report on Form 8-K dated November 17, 2011, filed November 23, 2011).

10.50*	Amended and Restated Management Incentive Compensation Program (Effective May 23, 2011) (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2011, filed August 2, 2011).

10.51	Deferred Prosecution Agreement among Willbros Group, Inc., a Republic of Panama corporation, Willbros International, Inc. and the Department of Justice filed on May 14, 2008 with the United States District Court, Southern District of Texas, Houston Division (filed as Exhibit 10 to our current report on Form 8-K dated May 14, 2008, filed May 15, 2008).

10.52	Settlement Agreement dated March 29, 2012, between West African Gas Pipeline Company Limited, Willbros Global Holdings, Inc. and Willbros Group, Inc. (filed as Exhibit 10.1 to our current report on Form 8-K dated March 29, 2012, filed April 4, 2012).

21	Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Willbros Group, Inc. and Willbros International, Inc. Information document filed on May 14, 2008 by the United States Attorney’s Office for the Southern District of Texas and the United States Department of Justice (filed as Exhibit 99.1 to our current report on Form 8-K dated May 14, 2008, filed May 15, 2008).

99.2	Complaint by the Securities and Exchange Commission v. Willbros Group, Inc. filed on May 14, 2008 with the United States District Court, Southern District of Texas, Houston Division (filed as Exhibit 99.2 to our current report on Form 8-K dated May 14, 2008, filed May 15, 2008).

99.3	Consent of Willbros Group, Inc. (filed as Exhibit 99.3 to our current report on Form 8-K dated May 14, 2008, filed May 15, 2008).

99.4	Agreed Judgment as to Willbros Group, Inc. (filed as Exhibit 99.4 to our current report on Form 8-K dated May 14, 2008, filed May 15, 2008).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.