Form 10-Q
period 2014-03-31
Willbros Group, Inc.\NEW\
filed 2014-05-06
CIK 1449732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of the registrant’s Common Stock, $.05 par value, outstanding as of May 1, 2014 was 50,044,524.

WILLBROS GROUP, INC.

FORM 10-Q

FOR QUARTER ENDED MARCH 31, 2014

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$53,877	$42,569
Accounts receivable, net	364,513	383,461
Contract cost and recognized income not yet billed	98,588	57,431
Prepaid expenses and other assets	29,091	25,008
Parts and supplies inventories	5,227	4,355
Deferred income taxes	19,024	10,323
Assets associated with discontinued operations	15,999	58,723

Total current assets	586,319	581,870
Property, plant and equipment, net	108,675	111,566
Intangible assets, net	139,410	143,139
Other assets	31,184	34,093

Total assets	$865,588	$870,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$271,171	$259,060
Contract billings in excess of cost and recognized income	33,019	25,933
Current portion of capital lease obligations	845	890
Notes payable and current portion of long-term debt	6,335	6,505
Current portion of settlement obligation of discontinued operations	36,500	36,500
Accrued income taxes	6,364	10,022
Liabilities associated with discontinued operations	13,411	10,130
Other current liabilities	5,483	5,846

Total current liabilities	373,128	354,886
Long-term debt	245,749	268,425
Capital lease obligations	1,165	1,388
Long-term liabilities for unrecognized tax benefits	1,442	4,544
Deferred income taxes	20,958	9,066
Other long-term liabilities	42,818	43,585

Total liabilities	685,260	681,894
Contingencies and commitments (Note 10)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 70,000,000 shares authorized and 51,302,630 shares issued at March 31, 2014 (50,930,303 at December 31, 2013)	2,557	2,543
Capital in excess of par value	693,011	691,123
Accumulated deficit	(508,525)	(501,918)
Treasury stock at cost, 1,227,717 shares at March 31, 2014 (1,147,974 at December 31, 2013)	(12,963)	(12,070)
Accumulated other comprehensive income	5,959	8,807

Total Willbros Group, Inc. stockholders’ equity	180,039	188,485
Noncontrolling interest	289	289

Total stockholders’ equity	180,328	188,774

Total liabilities and stockholders’ equity	$865,588	$870,668

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Contract revenue	$517,745	$487,359
Operating expenses:
Contract	463,662	447,517
Amortization of intangibles	3,771	3,762
General and administrative	39,288	37,638

	506,721	488,917

Operating income (loss)	11,024	(1,558)
Other income (expense):
Interest expense, net	(7,718)	(7,690)
Other, net	39	231

	(7,679)	(7,459)

Income (loss) from continuing operations before income taxes	3,345	(9,017)
Provision for income taxes	3,335	2,612

Income (loss) from continuing operations	10	(11,629)
Income (loss) from discontinued operations net of provision for income taxes	(6,617)	15,821

Net income (loss)	$(6,607)	$4,192

Basic income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$—	$(0.24)
Income (loss) from discontinued operations	(0.14)	0.33

Net income (loss)	$(0.14)	$0.09

Diluted income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$—	$(0.24)
Income (loss) from discontinued operations	(0.13)	0.33

Net income (loss)	$(0.13)	$0.09

Weighted average number of common shares outstanding:
Basic	48,847,349	48,307,330

Diluted	49,744,068	48,307,330

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$(6,607)	$4,192
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(2,063)	(1,001)
Changes in derivative financial instruments	(785)	228

Total other comprehensive loss, net of tax	(2,848)	(773)

Total comprehensive income (loss)	$(9,455)	$3,419

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(6,607)	$4,192
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss (income) from discontinued operations	6,617	(15,821)
Depreciation and amortization	9,941	11,070
Stock-based compensation	2,494	821
Deferred income tax provision	3,177	64
Amortization of debt issuance costs	156	1,354
Non-cash interest expense	302	758
Gain on disposal of property and equipment	(1,242)	(1,100)
Provision for bad debts	68	51
Changes in operating assets and liabilities:
Accounts receivable, net	15,649	(17,120)
Contract cost and recognized income not yet billed	(41,462)	17,571
Prepaid expenses and other assets	(4,135)	13,167
Accounts payable and accrued liabilities	13,100	(5,047)
Accrued income taxes	(3,407)	(3,554)
Contract billings in excess of cost and recognized income	7,201	(14,470)
Other assets and liabilities, net	(4,056)	(6,530)

Cash used in operating activities of continuing operations	(2,204)	(14,594)
Cash provided by (used in) operating activities of discontinued operations	17,266	(7,693)

Cash provided by (used in) operating activities	15,062	(22,287)
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	1,742	798
Proceeds from sale of subsidiary	21,152	38,900
Purchase of property, plant and equipment	(3,635)	(2,646)

Cash provided by investing activities of continuing operations	19,259	37,052
Cash used in investing activities of discontinued operations	—	(235)

Cash provided by investing activities	19,259	36,817
Cash flows from financing activities:
Proceeds from revolver and notes payable	—	5,722
Payments on capital leases	(268)	(379)
Payments of revolver and notes payable	(19,097)	(59,413)
Payments on Term Loan Facility	(2,902)	—
Payments to reacquire common stock	(893)	(454)
Cost of debt issuance	—	(1,274)
Payments to noncontrolling interest owners	—	(3,100)

Cash used in financing activities of continuing operations	(23,160)	(58,898)
Cash used in financing activities of discontinued operations	(71)	(86)

Cash used in financing activities	(23,231)	(58,984)
Effect of exchange rate changes on cash and cash equivalents	(823)	(228)

Net increase (decrease) in cash and cash equivalents	10,267	(44,682)
Cash and cash equivalents of continuing operations at beginning of period	42,569	48,778
Cash and cash equivalents of discontinued operations at beginning of period	1,041	5,602

Cash and cash equivalents at beginning of period	43,610	54,380
Cash and cash equivalents at end of period	53,877	9,698
Less: cash and cash equivalents of discontinued operations at end of period	—	—

Cash and cash equivalents of continuing operations at end of period	$53,877	$9,698

Supplemental disclosures of cash flow information:
Cash paid for interest (including discontinued operations)	$7,037	$5,925
Cash paid for income taxes (including discontinued operations)	$7,216	$6,215

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

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2013, which has been derived from audited consolidated financial statements, and the unaudited Condensed Consolidated Financial Statements as of March 31, 2014 and 2013, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. However, the Company believes the presentations and disclosures herein are adequate to make the information not misleading. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s December 31, 2013 audited Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

In the opinion of management, the unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary to fairly state the financial position as of March 31, 2014, and the results of operations and cash flows of the Company for all interim periods presented. The results of operations and cash flows for the three months ended March 31, 2014 are not necessarily indicative of the operating results and cash flows to be achieved for the full year.

The Condensed Consolidated Financial Statements include certain estimates and assumptions made by management. These estimates and assumptions relate to the reported amounts of assets and liabilities at the dates of the Condensed Consolidated Financial Statements and the reported amounts of revenue and expense during those periods. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment, and parts and supplies inventories; quantification of amounts recorded for contingencies, tax accruals and certain other accrued liabilities; valuation allowances for accounts receivable and deferred income tax assets; and revenue recognition under the percentage-of-completion method of accounting, including estimates of progress toward completion and estimates of gross profit or loss accrual on contracts in progress. The Company bases its estimates on historical experience and other assumptions that it believes to be relevant under the circumstances. Actual results could differ from those estimates.

Out-of-Period Adjustment – The Company recorded an out-of-period adjustment during the three months ended March 31, 2014 to correct an error in the state tax provision. The net impact of the adjustment was an increase to net income from continuing operations and a decrease to net loss of $0.5 million for the three months ended March 31, 2014. The Company does not believe the adjustment is material, individually or in the aggregate, to its unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2014, nor does it believe such items are material to any of its previously issued annual or quarterly financial statements, or its expected 2014 annual financial statements.

2. New Accounting Pronouncements

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

In July 2013, the FASB amended the accounting standard related to income taxes to eliminate a diversity in practice for the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses or tax credit carryforwards exist. The amendment requires that the unrecognized tax benefit be presented as a reduction of the deferred tax assets associated with the carryforwards except in certain circumstances when it would be reflected as a liability. The adoption of this revision is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this amendment did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2014, the FASB issued authoritative guidance to change the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in a company's operations and financial results should be reported as discontinued operations, with expanded disclosures. In addition, disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify as a discontinued operation is required. This standard is effective for interim and annual periods beginning on or after December 15, 2014 and the Company is currently assessing the impact, if any, the guidance will have on its condensed consolidated financial statements.

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

Contract cost and recognized income not yet billed and related amounts billed as of March 31, 2014 and December 31, 2013 was as follows (in thousands):

	March 31,	December 31,
	2014	2013
Cost incurred on contracts in progress	$957,242	$718,143
Recognized income	166,970	163,615

	1,124,212	881,758
Progress billings and advance payments	(1,058,643)	(850,260)

	$65,569	$31,498

Contract cost and recognized income not yet billed	$98,588	$57,431
Contract billings in excess of cost and recognized income	(33,019)	(25,933)

	$65,569	$31,498

Contract cost and recognized income not yet billed includes $4.9 million and $5.1 million at March 31, 2014 and December 31, 2013, respectively, on completed contracts.

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts will be due upon completion of the contracts and acceptance by the customer. Based on the Company’s experience with similar contracts in recent years, the majority of the retention balances at each balance sheet date will be collected within the next twelve months. Retainage balances at March 31, 2014 and December 31, 2013, were approximately $45.3 million and $39.1 million, respectively, and are included in accounts receivable.

4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31	December 31,
	2014	2013
Trade accounts payable	$118,661	$109,131
Payroll and payroll liabilities	60,103	57,431
Accrued contract costs	41,519	43,059
Self-insurance accrual	15,194	14,785
Other accrued liabilities	35,694	34,654

Total accounts payable and accrued liabilities	$271,171	$259,060

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Long-term Debt

Long-term debt as of March 31, 2014 and December 31, 2013 was as follows (in thousands):

	March 31, 2014	December 31, 2013
2013 Term Loan Facility, net of unamortized discount of $8,003 and $8,306	$238,470	$241,069
Revolver borrowings under the 2013 ABL Credit Facility	—	18,953
Capital lease obligations	2,010	2,278
Other obligations	13,614	14,908

Total debt	254,094	277,208
Less: current portion	(7,180)	(7,395)

Long-term debt, net	$246,914	$269,813

2013 Credit Facilities

On August 7, 2013 the Company entered into a five-year $150.0 million asset based senior revolving credit facility maturing on August 7, 2018 with Bank of America, N.A. serving as sole administrative agent for the lenders thereunder, collateral agent, issuing bank and swingline lender (the “ABL Credit Facility”), and a six-year $250.0 million term loan facility maturing on August 7, 2019 with JP Morgan Chase Bank, N.A. serving as a sole administrative agent for the lenders thereunder (the “2013 Term Loan Facility” and, together with the ABL Credit Facility, the “2013 Credit Facilities”).

ABL Credit Facility

The initial aggregate amount of commitments for the ABL Credit Facility is comprised of $125.0 million for the U.S. facility (the “U.S. Facility”) and $25.0 million for the Canadian facility (the “Canadian Facility”). The ABL Credit Facility includes a sublimit of $100.0 million for letters of credit and an accordion feature permitting the borrowers, under certain conditions, to increase the aggregate amount by an incremental $75.0 million, with additional commitments from existing lenders or new commitments from lenders reasonably acceptable to the administrative agent. The borrowers under the U.S. Facility consist of all of the Company’s U.S. operating subsidiaries with assets included in the borrowing base and the U.S. Facility is guaranteed by Willbros Group, Inc. and its material U.S. subsidiaries, other than excluded subsidiaries. The borrower under the Canadian Facility is Willbros Construction Services (Canada) LP and the Canadian Facility is guaranteed by Willbros Group, Inc. and all of its material U.S. and Canadian subsidiaries, other than excluded subsidiaries.

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

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Long Term Debt (continued)

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

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Long Term Debt (continued)

The table below sets forth the primary financial covenants included in the 2013 Credit Facilities and the calculation with respect to these covenants at March 31, 2014:

	Covenants Requirements	Actual Ratios at March 31, 2014
Maximum Total Leverage Ratio(1) under the 2013 Term Loan Facility (the ratio of Consolidated Debt to Consolidated EBITDA as defined in the credit agreement for the 2013 Term Loan Facility) should be equal to or less than:	3.50 to 1	2.38
Minimum Interest Coverage Ratio under the 2013 Term Loan Facility (the ratio of Consolidated EBITDA to Consolidated Interest Expense as defined in the credit agreement for the 2013 Term Loan Facility) should be equal to or greater than:	3.50 to 1	3.92

Minimum Fixed Charge Coverage Ratio(2) under the ABL Credit Facility (the ratio of Consolidated EBITDA less Capital Expenditures and cash income taxes to Consolidated Interest Expense, Restricted Payments made in cash and scheduled cash principal payments made on borrowed money as defined in the credit agreement for the ABL Credit Facility) should be equal to or greater than:

	1.15 to 1	N/A

(1)	The Maximum Total Leverage Ratio decreases to 3.00 as of June 30, 2014 and 2.75 as of March 31, 2015.
(2)	The Minimum Fixed Charge Coverage Ratio is applicable only if excess availability under the ABL Credit Facility is less than the greater of 15 percent of the commitments or $22.5 million. In addition, prepayments of indebtedness under the 2013 Term Loan Facility are permitted if excess availability under the ABL Credit Facility exceeds the greater of 20 percent of the commitments and $30.0 million and the borrowers and guarantors are in compliance with the Minimum Fixed Charge Coverage Ratio on a pro forma basis immediately prior to and giving effect to the prepayment. Prepayments of indebtedness under the 2013 Term Loan Facility are permitted without restriction to the extent such prepayments are from the proceeds of dispositions of the Term Loan Priority Collateral.

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

As of March 31, 2014, the Company was in compliance with all covenants under the 2013 Credit Facilities.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Long Term Debt (continued)

The Company’s primary sources of capital are its cash on hand, operating cash flows and borrowings under the ABL Credit Facility. As of March 31, 2014, the Company had no outstanding revolver borrowings and $72.9 million in outstanding letters of credit. The Company’s borrowing base in effect at March 31, 2014 allowed a maximum borrowing, including outstanding letters of credit, of approximately $143.7 million. The Company’s unused availability under the ABL Credit Facility at March 31, 2014 was $70.8 million. If the Company’s unused availability under the ABL Credit Facility is less than the greater of (i) 15 percent of the revolving commitments or $22.5 million for five consecutive days, or (ii) 12.5 percent of the revolving commitments or $18.8 million at any time, or upon the occurrence of certain events of default under the ABL Credit Facility, the Company is subject to increased reporting requirements, the administrative agent shall have exclusive control over any deposit account, the Company will not have any right of access to, or withdrawal from, any deposit account, or any right to direct the disposition of funds in any deposit account, and amounts in any deposit account will be applied to reduce the outstanding amounts under the ABL Credit Facility.

Fair Value of Debt

The estimated fair value of the Company’s debt instruments as of March 31, 2014 and December 31, 2013 was as follows (in thousands):

	March 31, 2014	December 31, 2013
2013 Term Loan Facility	$249,432	$252,372
Revolver borrowings under the 2013 ABL Credit Facility	—	18,953
Capital lease obligations	2,010	2,278
Other obligations	13,614	14,908

Total fair value of debt instruments	$265,056	$288,511

The 2013 Term Loan Facility, revolver borrowings under the 2013 ABL Credit Facility, capital lease obligations and other obligations are classified within Level 2 of the fair value hierarchy. The fair value of the 2013 Term Loan Facility has been estimated using discounted cash flow analyses based on the Company’s incremental borrowing rate for similar borrowing arrangements. A significant increase or decrease in the inputs could result in a directionally opposite change in the fair value of the 2013 Term Loan Facility.

6. Income Taxes

The effective tax rate on continuing operations was 99.7 percent and a negative 28.97 percent for the three months ended March 31, 2014 and March 31, 2013, respectively. Tax benefit for discrete items for the three months ended March 31, 2014 was $0.2 million, which is primarily related to interest on uncertain tax positions and for Texas Margins Tax refund. The Company has not recorded the benefit of current year losses in the U.S. As of March 31, 2014, U.S. federal and state deferred tax assets continue to be covered by valuation allowances. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the impacts of reversing taxable temporary differences, future forecasted income and available tax planning strategies, when forecasting future taxable income and in evaluating whether deferred tax assets are more likely than not to be realized.

In April 2011, the Company discontinued its strategy of reinvesting foreign earnings in foreign operations. This change in strategy continues through the first quarter of 2014. The Company does not anticipate recording tax expense related to future repatriations of foreign earnings in the U.S.

The Company expects that the statute of limitations will expire on an uncertain tax position within the next twelve months. Assuming that the statute of limitations expires, the Company would release reserves in the amount of $1.3 million.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Stockholders’ Equity

Changes in Accumulated Other Comprehensive Income by Component

	Three Months Ended March 31, 2014 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income
Balance December 31, 2013	$11,280	$(2,473)	$8,807
Other comprehensive loss before reclassifications	(2,063)	(1,034)	(3,097)
Amounts reclassified from accumulated other comprehensive income	—	249	249

Net current-period other comprehensive loss	(2,063)	(785)	(2,848)

Balance March 31, 2014	$9,217	$(3,258)	$5,959

	Three Months Ended March 31, 2013 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income
Balance December 31, 2012	$14,945	$(1,441)	$13,504
Other comprehensive loss before reclassifications	(1,133)	(27)	(1,160)
Amounts reclassified from accumulated other comprehensive income	132	255	387

Net current-period other comprehensive income (loss)	(1,001)	228	(773)

Balance March 31, 2013	$13,944	$(1,213)	$12,731

Reclassifications out of Accumulated Other Comprehensive Income

Three Months Ended March 31, 2014 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$249	Interest expense, net

Total	$249

Three Months Ended March 31, 2013 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$255	Interest expense, net

Total	$255

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

Basic and diluted income (loss) per common share from continuing operations is computed as follows (in thousands, except share and per share amounts):

	Three Months
	Ended March 31,
	2014	2013
Net income (loss) from continuing operations applicable to common shares (numerator for basic & diluted calculation)	$10	$(11,629)

Weighted average number of common shares outstanding for basic income (loss) per share	48,847,349	48,307,330
Weighted average number of potentially dilutive common shares outstanding	896,719	—

Weighted average number of common shares outstanding for diluted income (loss) per share	49,744,068	48,307,330

Income (loss) per common share from continuing operations:
Basic	$—	$(0.24)

Diluted	$—	$(0.24)

The Company has excluded shares potentially issuable under the terms of use of the securities listed below from the computation of diluted income (loss) per share, as the effect would be anti-dilutive:

	Three Months
	Ended March 31,
	2014	2013
Stock options	177,750	227,750
Restricted stock and restricted stock rights	—	529,150

	177,750	756,900

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

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Segment Information (continued)

The following tables reflect the Company’s operations by reportable segment for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31, 2014
	Oil & Gas	Utility T&D	Professional Services	Canada	Eliminations	Consolidated
Contract revenue	$218,415	$96,333	$87,425	$117,079	$(1,507)	$517,745
Operating expenses	221,971	96,564	85,187	104,506	(1,507)	506,721

Operating income (loss)	$(3,556)	$(231)	$2,238	$12,573	$—	11,024

Other expense						(7,679)
Provision for income taxes						3,335

Income from continuing operations						10
Loss from discontinued operations net of provision for income taxes						(6,617)

Net loss						$(6,607)

	Three Months Ended March 31, 2013
	Oil & Gas	Utility T&D	Professional Services	Canada	Eliminations	Consolidated
Contract revenue	$184,984	$113,204	$78,465	$111,995	$(1,289)	$487,359
Operating expenses	199,555	111,311	77,852	101,488	(1,289)	488,917

Operating income (loss)	$(14,571)	$1,893	$613	$10,507	$—	(1,558)

Other expense						(7,459)
Provision for income taxes						2,612

Loss from continuing operations						(11,629)
Income from discontinued operations net of provision for income taxes						15,821

Net income						$4,192

Total assets by segment as of March 31, 2014 and December 31, 2013 are presented below (in thousands):

	March 31, 2014	December 31, 2013
Oil & Gas	$259,261	$278,115
Utility T&D	264,028	260,867
Professional Services	97,698	91,677
Canada	144,586	123,838
Corporate	84,016	57,448

Total assets, continuing operations	$849,589	$811,945

10. Contingencies, Commitments and Other Circumstances

Contingencies

Central Maine Power

On January 20, 2014, the Company settled a lawsuit against Central Maine Power Company (“CMP”) in connection with an existing project to install transmission lines and perform construction services for CMP, for the project generally known as the Transmission Line Construction of the Southern Loop and Southern Connector portion of the Maine Power Reliability Program (the “MPRP Project”). Under terms of the settlement, CMP made a payment to the Company in the first quarter of 2014 of $20.1 million, which consisted of $17.0 million in settlement proceeds and $3.1 million as an early payment of retention. The impact on the operating results of the settlement was recognized in the fourth quarter of 2013 and had no impact on the operating results of the first quarter of 2014. In addition, CMP extended the schedule and provided other relief on the remainder of the MPRP Project. The Company continues to perform the MPRP Project which has an expected completion date in the third quarter of 2014.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Contingencies, Commitments and Other Circumstances (continued)

Other

In addition to the matters discussed above and in Note 12 – Discontinued Operations, the Company is party to a number of other legal proceedings. Management believes that the nature and number of these proceedings are typical for a firm of similar size engaged in a similar type of business and that none of these proceedings is material to the Company’s condensed consolidated results of operations, financial position or cash flows.

Commitments

From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds and financial guarantees. Contracts with the Company’s customers may require the Company to secure letters of credit or surety bonds with regard to the Company’s performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or surety bonds in lieu of contract retention provisions, where the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At March 31, 2014, the Company had approximately $72.9 million of outstanding letters of credit, all of which related to continuing operations. This amount represents the maximum amount of payments the Company could be required to make if these letters of credit are drawn upon. Additionally, the Company issues surety bonds customarily required by commercial terms on construction projects. At March 31, 2014, the Company had bonds outstanding, primarily performance bonds, with a face value at $643.4 million related to continuing operations. This amount represents the bond penalty amount of future payments the Company could be required to make if the Company fails to perform its obligations under such contracts. The performance bonds do not have a stated expiration date; rather, each is released when the contract is accepted by the owner. The Company’s maximum exposure as it relates to the value of the bonds outstanding is lowered on each bonded project as the cost to complete is reduced. As of March 31, 2014, no liability has been recognized for letters of credit or surety bonds.

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

There were no transfers between levels during the three months ended March 31, 2014.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Fair Value Measurements (continued)

Financial Instruments Measured at Fair Value on a Recurring Basis

The Company measures certain financial instruments at fair value on a recurring basis. The fair value of these financial instruments (in thousands) was determined using the following inputs as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$3,258	$—	$3,258	$—

	December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$2,473	$—	$2,473	$—

Hedging Arrangements

The Company attempts to negotiate contracts that provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at March 31, 2014 or December 31, 2013.

Interest Rate Swaps

The Company is subject to hedging arrangements to fix or otherwise limit the interest cost of its variable interest rate borrowings. The Company is subject to interest rate risk on its debt and investment of cash and cash equivalents arising in the normal course of business. The Company does not engage in speculative trading strategies.

In August 2013, the Company entered into an interest rate swap agreement for a notional amount of $124.1 million to hedge changes in the variable rate interest expense on $124.1 million of its existing or replacement LIBOR indexed debt. Under the swap agreement, which is effective June 30, 2014 through August 7, 2019, the Company receives interest at either one-month LIBOR or 1.25 percent (whichever is greater) and pays interest at a fixed rate of 2.84 percent. The swap is designated and qualifies as a cash flow hedging instrument with the effective portion of the swap’s change in fair value recorded in Other Comprehensive Income (“OCI”). The swap is highly effective in offsetting changes in interest expense and no hedge ineffectiveness has been recorded in the Condensed Consolidated Statements of Operations. Amounts in OCI will be reclassified to interest expense when the hedged interest payments on the underlying debt are recognized.

In September 2010, the Company entered into two interest rate swap agreements for a total notional amount of $150.0 million to hedge changes in the variable rate interest expense on $150.0 million of its then existing or replacement LIBOR indexed debt. Under each swap agreement, the Company was to receive interest at either three-month LIBOR or 2 percent (whichever was greater) and pay interest at a fixed rate of 2.68 percent through June 30, 2014. Through August 7, 2013, the swap agreements were designated and qualified as cash flow hedging instruments, with the effective portion of the swaps’ change in fair value recorded in OCI. Amounts in OCI were reclassified to interest expense when the hedged interest payments on the underlying debt are recognized during the period when the swaps were designated as cash flow hedges. Through August 7, 2013, the swaps were highly effective hedges, and only an immaterial amount of hedge ineffectiveness was recorded in the Consolidated Statements of Operations. On August 7, 2013, the swaps were de-designated due to the refinancing of the underlying debt, which decreased the interest rate floor from 2 percent to 1.25 percent. In

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Fair Value Measurements (continued)

addition, on August 7, 2013, each swap agreement was transferred to another party through a novation transaction, which increased the Company’s interest rate to 2.70 percent through June 30, 2014. Changes in the value of the swaps that remain open are reported in earnings and were immaterial for the three months ended March 31, 2014.

The carrying amount and fair value of these swap agreements are equivalent since the Company accounts for these instruments at fair value. The values, as identified below (in thousands), are derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. For validation purposes, the swap valuations are periodically compared to those produced by swap counterparties. Amounts of OCI relating to the interest rate swaps expected to be recognized in interest expense in the coming twelve months totaled $1.7 million.

	Liability Derivatives
	March 31, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts- swaps	Other current liabilities	$1,650	Other current liabilities	$1,505
Interest rate contracts- swaps	Other long-term liabilities	1,608	Other long-term liabilities	968

Total derivatives		$3,258		$2,473

For the Three Months Ended March 31,
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion)
	2014	2013		2014	2013
Interest rate contracts	$(1,034)	$(27)	Interest expense, net	$249	$255

Total	$(1,034)	$(27)		$249	$255

12. Discontinued Operations

Asset Disposals

Hawkeye

In the fourth quarter of 2013, the Company sold certain assets comprising the Hawkeye business to Elecnor Hawkeye, LLC, a subsidiary of Elecnor, Inc. (“Elecnor”). In connection with the sale, the Company recorded total consideration of $27.7 million, subject to a post-closing working capital adjustment. At the closing, Elecnor delivered two letters of credit, one to the Company for $16.2 million and the other to the escrow agent for $8.0 million. The Company recognized a net loss on sale in the fourth quarter of 2013 of $2.7 million and the disposition had no impact on the operating results in the first quarter of 2014.

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

(Unaudited)

12. Discontinued Operations (continued)

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

Results of Discontinued Operations

Condensed Statements of Operations with respect to discontinued operations are as follows (in thousands):

	Three Months Ended March 31, 2014
	Canada	Hawkeye	Oman	WAPCo / Other	Total
Contract revenue	$—	$6,080	$—	$—	$6,080
Operating loss	—	(6,499)	—	—	(6,499)
Pre-tax loss	—	(6,617)	—	—	(6,617)
Provision for taxes	—	—	—	—	—

Net loss	—	(6,617)	—	—	(6,617)

	Three Months Ended March 31, 2013
	Canada	Hawkeye	Oman	WAPCo / Other	Total
Contract revenue	$—	$21,436	$—	$—	$21,436
Operating income (loss)	(11)	(7,908)	23,639	(118)	15,602
Pre-tax income (loss)	(11)	(7,814)	23,639	7	15,821
Provision for taxes	—	—	—	—	—

Net income (loss)	(11)	(7,814)	23,639	7	15,821

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. Discontinued Operations (continued)

Condensed Balance Sheets with respect to discontinued operations are as follows (in thousands):

	March 31, 2014
	Hawkeye	WAPCo	Total
Accounts receivable, net	$13,032	$—	$13,032
Contract cost and recognized income not yet billed	66	—	66
Property, plant and equipment, net	1,195	—	1,195
Intangible assets, net	—	—	—
Other	1,706	—	1,706

Total assets	15,999	—	15,999
Accounts payable and accrued liabilities	$13,112	$—	$13,112
Contract billings in excess of cost	192	—	192
Settlement obligations	—	36,500	36,500
Other	107	—	107

Total liabilities	13,411	36,500	49,911
Net assets (liabilities) of discontinued operations	2,588	(36,500)	(33,912)

	December 31, 2013
	Hawkeye	WAPCo	Total
Cash and cash equivalents	$1,041	$—	$1,041
Accounts receivable, net	36,404	—	36,404
Contract cost and recognized income not yet billed	18,379	—	18,379
Property, plant and equipment, net	1,195	—	1,195
Intangible assets, net	—	—	—
Other	1,704	—	1,704

Total assets	58,723	—	58,723
Accounts payable and accrued liabilities	$9,952	$—	$9,952
Settlement obligations	—	36,500	36,500
Other	178	—	178

Total liabilities	10,130	36,500	46,630
Net assets (liabilities) of discontinued operations	48,593	(36,500)	12,093

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2014 and 2013, included in Item 1 of Part I of this Form 10-Q, and the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

OVERVIEW

Willbros is a specialty energy infrastructure contractor serving the oil, gas, refinery, petrochemical and power industries. Our offerings include engineering, procurement and construction (either individually or as an integrated “EPC” service offering), turnarounds, maintenance, facilities development and operations services.

First Quarter of 2014

In the first quarter of 2014, we reported contract revenue from continuing operations of $517.7 million, an increase of approximately $30.4 million from the first quarter of 2013. The revenue increase was primarily attributed to our Oil & Gas segment, which reported an increase of $33.4 million. Contract revenue was also up in our Professional Services and Canada segments. Our Utility T&D segment reported a $16.9 million reduction in contract revenue. Our operating income of $11.0 million during the first quarter of 2014 was an increase of $12.6 million from an operating loss of $1.6 million in the first quarter last year. First quarter of 2014 results reflect improved operating results over the same period in 2013 in the Oil & Gas, Professional Services and Canada segments. These results were negatively impacted by losses in our Utility T&D segment related to lower activity in our transmission construction services and adverse weather.

Our Oil & Gas segment reported an increase of $33.4 million in contract revenue from the first quarter of 2013 primarily driven by higher revenue in our cross-country pipeline construction services, which benefited from higher utilization of resources. The segment reported an $11.0 million decrease in operating loss for the quarter, mainly through improved operating results in its regional delivery services. Despite an overall improvement which included positive results in the northeast, our regional delivery services generated losses in the northern plains and the southwest due to adverse weather and under-absorption of indirect costs, associated with lower than planned revenue levels. Underutilization in our downstream construction and maintenance services also negatively impacted operating results for the segment during the quarter. These losses were primarily within our union refinery maintenance turnaround service line and related fabrication facility, which we sold in April 2014. We continue to expect strong performance for the segment, driven by its profitable cross-country pipeline construction services as well as continued improvement within its regional delivery services.

Contract revenue of $96.3 million generated by our Utility T&D segment was less than the $113.2 million generated in the first quarter of last year. As this segment transitions to a more balanced customer base and replaces Texas Competitive Renewable Energy Zone (“CREZ”) backlog, we expect to see margin improvement on an initially lower revenue run rate. The first quarter operating loss of $0.2 million resulted from lower contract revenue and the impact of adverse winter weather across all segment operations.

Our Canada segment reported contract revenue of $117.1 million, up $5.1 million from the same period last year. Operating income of $12.6 million was an improvement of 19.7 percent over first quarter 2013 results. Canada continues to benefit from its focus on the oil sands mining and in-situ markets and the process-focused leadership team.

Our Professional Services segment increased contract revenue by 11.4 percent over the first quarter of 2013, to $87.4 million. Professional Services also reported a significant improvement in operating margin, generating $2.2 million in operating income versus $0.6 million in the first quarter of 2013. We expect the investments made in new offices and technology in 2013 to continue to drive improved performance relative to last year in this segment throughout 2014.

Looking Forward

We expect increased opportunities for our Professional Services, Oil & Gas, Utility T&D and Canada segments. We continue to focus on driving the process-oriented culture change which has positively impacted safety performance over the last two years and operating results over the last four quarters. This focus on risk identification and mitigation and on lines of service which are underperforming, with the objective of generating improved operating results, cash flow and margins, will continue to be the focus of management actions throughout 2014. We will continue to take actions to remediate or exit lines of service which are not performing to expectations and focus on expansion of services which contribute superior risk adjusted margins and demonstrate growth potential in all of our segments.

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

A reconciliation of Adjusted EBITDA from continuing operations to U.S. GAAP financial information follows (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Income (loss) from continuing operations	$10	$(11,629)
Interest expense, net	7,718	7,690
Provision for income taxes	3,335	2,612
Depreciation and amortization	9,941	11,070
Stock based compensation	2,494	821
Restructuring and reorganization costs	220	96
Gain on disposal of property and equipment	(1,242)	(1,100)

Adjusted EBITDA from continuing operations	$22,476	$9,560

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

The following tables (in thousands) show our backlog from continuing operations by operating segment and geographic location as of March 31, 2014 and December 31, 2013:

	March 31, 2014				December 31, 2013
	12 Month	Percent	Total	Percent	12 Month	Percent	Total	Percent
Oil & Gas	$384,028	35.2%	$390,828	20.3%	$413,699	38.1%	$414,749	20.6%
Utility T&D	320,440	29.4%	990,004	51.5%	298,202	27.5%	978,535	48.5%
Professional Services	187,122	17.1%	256,594	13.3%	194,283	17.9%	256,981	12.7%
Canada	199,782	18.3%	285,364	14.9%	179,175	16.5%	365,946	18.2%

Total Backlog	$1,091,372	100.0%	$1,922,790	100.0%	$1,085,359	100.0%	$2,016,211	100.0%

	March 31, 2014		December 31, 2013
	Total	Percent	Total	Percent
Total Backlog by Geographic Region
United States	$1,633,427	85.0%	$1,645,769	81.6%
Canada	285,364	14.8%	365,946	18.2%
Other International	3,999	0.2%	4,496	0.2%

Backlog	$1,922,790	100.0%	$2,016,211	100.0%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In our Annual Report on Form 10-K for the year ended December 31, 2013, we identified and disclosed our significant accounting policies. Subsequent to December 31, 2013, there has been no change to our significant accounting policies.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

(in thousands)

	Q1 2014	Q1 2013	Change
Contract revenue
Oil & Gas	$218,415	$184,984	$33,431
Utility T&D	96,333	113,204	(16,871)
Professional Services	87,425	78,465	8,960
Canada	117,079	111,995	5,084
Eliminations	(1,507)	(1,289)	(218)

Total	517,745	487,359	30,386
General and administrative	39,288	37,638	1,650
Operating income (loss)
Oil & Gas	(3,556)	(14,571)	11,015
Utility T&D	(231)	1,893	(2,124)
Professional Services	2,238	613	1,625
Canada	12,573	10,507	2,066

Total	11,024	(1,558)	12,582
Other expense	(7,679)	(7,459)	(220)

Income (loss) from continuing operations before income taxes	3,345	(9,017)	12,362
Provision for income taxes	3,335	2,612	723

Income (loss) from continuing operations	10	(11,629)	11,639
Income (loss) from discontinued operations net of provision for income taxes	(6,617)	15,821	(22,438)

Net income (loss)	$(6,607)	$4,192	$(10,799)

Consolidated Results

Contract Revenue

Contract revenue increased $30.4 million in the first quarter of 2014 as compared to the first quarter of 2013, primarily related to better utilization within our Oil & Gas segment and increased work within our Professional Services segment. This increase was partially offset by a reduction in activity in our electric transmission construction services within our Utility T&D segment primarily due to the completion of the remaining Texas CREZ transmission construction projects in 2013.

General and Administrative Expenses

General and administrative expenses increased $1.7 million from the first quarter of 2013 mainly due to increased support costs related to higher business volumes. General and administrative expense as a percentage of contract revenue was 7.6 percent in the first quarter of 2014 and 7.7 percent in the first quarter of 2013.

Operating Income (Loss)

Operating income increased $12.6 million in the first quarter of 2014 as compared to the first quarter of 2013, primarily related to improved performance in our regional delivery services within our Oil & Gas segment, whose prior period losses were the result of ineffective project management and execution.

Other Expense

Other expense primarily consists of interest expense on our credit facilities and increased 2.9 percent quarter-over quarter. This increase was partially due to higher interest rates on our debt during the first quarter of 2014 as compared to the same period last year.

Provision for Income Taxes

Provision for income taxes increased $0.7 million driven primarily by increased income in our Canada segment. We have not recorded the benefit of current year losses in the U.S. As of March 31, 2014, U.S. federal and state deferred tax assets continue to be covered by valuation allowances.

Income from Discontinued Operations, Net of Taxes

Income from discontinued operations decreased $22.4 million primarily related to the 2013 gain on the sale of Willbros Middle East Limited of $23.6 million, which held our operations in Oman, as well as continued losses attributed to the Maine Power Reliability Program project.

Segment Results

Oil & Gas Segment

Contract revenue increased $33.4 million in the first quarter of 2014 primarily related to higher utilization in our cross-country pipeline and facilities construction services. This increase was partially offset by lower utilization in our regional delivery services.

Operating loss decreased $11.0 million in the first quarter of 2014 primarily related to improved performance in our regional delivery services.

Utility T&D Segment

Contract revenue decreased 14.9 percent to $96.3 million in 2014 primarily related to the successful completion of our Texas CREZ projects in 2013. We are successfully transitioning to broader market opportunities in the geographic areas adjacent to Texas and extending across the South to our operations on the Atlantic seaboard.

Operating income decreased $2.1 million in the first quarter of 2014 primarily related to lower productivity in our transmission and distribution services which was mainly the result of unusually harsh weather.

Professional Services Segment

Contract revenue increased by $9.0 million or 11.4 percent. The increase from prior year is a result of increased demand for our integrity field services as well as engineering service offerings. This increase was partially offset by decreased government services contract activity as large capital projects were completed and moved into the maintenance phase as compared to the first quarter of 2013.

Operating income increased $1.6 million. The increase is due to strong operational performance on existing and new contract activity in the upstream engineering market as compared to the first quarter of 2013.

Canada Segment

Contract revenue increased $5.1 million for the quarter primarily attributed to the continued large volume of work on several significant specialty pipeline construction projects and maintenance projects on behalf of our customers in northern Alberta.

Operating income increased $2.1 million for the quarter primarily attributed to improved margins in our specialty pipeline construction and integrity services and on our maintenance and infrastructure replacement construction projects in Northern Alberta.

LIQUIDITY AND CAPITAL RESOURCES

Additional Sources and Uses of Capital

On August 7, 2013 we entered into a five-year $150.0 million asset based senior revolving credit facility maturing on August 7, 2018 (the “ABL Credit Facility”), and a six-year $250.0 million term loan facility maturing on August 7, 2019 (the “2013 Term Loan Facility” and, together with the ABL Credit Facility, the “2013 Credit Facilities”).

ABL Credit Facility

The initial aggregate amount of commitments for the ABL Credit Facility is comprised of $125.0 million for the U.S. facility (the “U.S. Facility”) and $25.0 million for the Canadian facility (the “Canadian Facility”). The ABL Credit Facility includes a sublimit of $100.0 million for letters of credit and includes an accordion feature permitting the borrowers, under certain conditions, to increase the aggregate amount by an incremental $75.0 million, with additional commitments from existing lenders or new commitments from lenders reasonably acceptable to the administrative agent. The borrowers under the U.S. Facility consist of all of the Company’s U.S. operating subsidiaries with assets included in the borrowing base and the U.S. Facility is guaranteed by Willbros Group, Inc. and its material U.S. subsidiaries, other than excluded subsidiaries. The borrower under the Canadian Facility is Willbros Construction Services (Canada) LP and the Canadian Facility is guaranteed by Willbros Group, Inc. and all of its material U.S. and Canadian subsidiaries, other than excluded subsidiaries.

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

Covenants

The table below sets forth the primary financial covenants included in the 2013 Credit Facilities and the calculation with respect to these covenants at March 31, 2014:

	Covenants Requirements	Actual Ratios at March 31, 2014
Maximum Total Leverage Ratio(1) under the 2013 Term Loan Facility (the ratio of Consolidated Debt to Consolidated EBITDA as defined in the credit agreement for the 2013 Term Loan Facility) should be equal to or less than:	3.50 to 1	2.38
Minimum Interest Coverage Ratio under the 2013 Term Loan Facility (the ratio of Consolidated EBITDA to Consolidated Interest Expense as defined in the credit agreement for the 2013 Term Loan Facility) should be equal to or greater than:	3.50 to 1	3.92

Minimum Fixed Charge Coverage Ratio(2) under the ABL Credit Facility (the ratio of Consolidated EBITDA less Capital Expenditures and cash income taxes to Consolidated Interest Expense, Restricted Payments made in cash and scheduled cash principal payments made on borrowed money as defined in the credit agreement for the ABL Credit Facility) should be equal to or greater than:

	1.15 to 1	N/A

(1)	The Maximum Total Leverage Ratio decreases to 3.00 as of June 30, 2014 and 2.75 as of March 31, 2015.
(2)	The Minimum Fixed Charge Coverage Ratio is applicable only if excess availability under the ABL Credit Facility is less than the greater of 15 percent of the commitments or $22.5 million. In addition, prepayments of indebtedness under the 2013 Term Loan Facility are permitted if excess availability under the ABL Credit Facility exceeds the greater of 20 percent of the commitments and $30.0 million and the borrowers and guarantors are in compliance with the Minimum Fixed Charge Coverage Ratio on a pro forma basis immediately prior to and giving effect to the prepayment. Prepayments of indebtedness under the 2013 Term Loan Facility are permitted without restriction to the extent such prepayments are from the proceeds of dispositions of the Term Loan Priority Collateral.

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

A default under the 2013 Credit Facilities may be triggered by events such as a failure to comply with financial covenants or other covenants under the 2013 Credit Facilities, a failure to make payments when due under the 2013 Credit Facilities, a failure to make payments when due in respect of, or a failure to perform obligations relating to, debt obligations in excess of $15.0 million, a change of control of the Company and certain insolvency proceedings. A default under the ABL Credit Facility would permit the lenders to terminate their commitment to make cash advances or issue letters of credit, require the immediate repayment of any outstanding cash advances with interest and require the cash collateralization of outstanding letter of credit obligations. A default under the 2013 Term Loan Facility would permit the lenders to require the immediate repayment of all principal, interest, fees and other amounts thereunder. As of March 31, 2014, we were in compliance with all covenants under the 2013 Credit Facilities.

As of March 31, 2014, we did not have any outstanding revolver borrowings and $72.9 million in outstanding letters of credit. Our borrowing base in effect at March 31, 2014 allowed a maximum borrowing, including outstanding letters of credit, of $143.7 million. Our unused availability under the ABL Credit Facility at March 31, 2014 was $70.8 million. If our unused availability under the ABL Credit Facility is less than the greater of (i) 15 percent of the revolving commitments or $22.5 million for five consecutive days, or (ii) 12.5 percent of the revolving commitments or $18.8 million at any time, or upon the occurrence of certain events of default under the ABL Credit Facility, we are subject to increased reporting requirements, the administrative agent shall have exclusive control over any deposit account, we shall not have any right of access to, or withdrawal from, any deposit account, or any right to direct the disposition of funds in any deposit account and amounts in any deposit account will be applied to reduce the outstanding amounts under the ABL Credit Facility.

In the second quarter of 2014, we made an early payment of $25.0 million against our 2013 Term Loan Facility through proceeds received through the sale of our union refinery maintenance turnaround service line, a related fabrication facility and associated tools and equipment. We continue to pursue additional opportunities to reduce our indebtedness, which may include additional sales of non-strategic and under-performing assets (including equipment, real property and businesses) as well as accessing capital markets.

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

For additional information regarding the Settlement Agreement, see the discussion in Note 12 – Discontinued Operations.

Cash Balances

As of March 31, 2014, we had cash and cash equivalents from continuing operations of $53.9 million. Our cash and cash equivalent balances held in the United States and foreign countries were $44.4 million and $9.5 million, respectively. In 2011, we discontinued our strategy of reinvesting non-U.S. earnings in foreign operations.

Our working capital position for continuing operations increased $32.2 million to $247.1 million at March 31, 2014 from $214.9 million at December 31, 2013, primarily attributed to an increase in unbilled revenue partially offset by increased accounts payable and decreased accounts receivable. We expect that our liquidity will improve as we increase our project billings and collections from customers.

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

Cash flows provided by (used in) continuing operations by type of activity were as follows for the three months ended March 31, 2014 and 2013 (in thousands):

	2014	2013	Increase (Decrease)
Operating activities	$(2,204)	$(14,594)	$12,390
Investing activities	19,259	37,052	(17,793)
Financing activities	(23,160)	(58,898)	35,738
Effect of exchange rate changes	(823)	(228)	(595)

Cash used in all continuing activities	$(6,928)	$(36,668)	$29,740

Operating Activities

Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of collection of receivables and the settlement of payables and other obligations.

Operating activities from continuing operations used net cash of $2.2 million during the three months ended March 31, 2014 as compared to $14.6 million used during the same period of 2013. The $12.4 million decrease in cash flow used by operating activities is primarily a result of the following:

•	A decrease in cash flow used by accounts receivable of $32.8 million related to an increase in customer cash collections during the period;

•	A decrease in cash flow used by accounts payable of $18.1 million related to a decrease of cash payments to vendors during the period; and

•	A decrease in cash flow used by continuing operations of $13.5 million related to an increase in net income, adjusted for any non-cash items.

This was partially offset by:

•	An increase in cash flow used by contracts in progress of $37.4 million primarily related to decreased billings on projects during the period; and

•	An increase in cash flow used by prepaids and other assets of $17.3 million attributed primarily to increased cash payments and decreased cash receipts during the period.

Investing Activities

Investing activities provided net cash of $19.3 million during the three months ended March 31, 2014 as compared to $37.1 million provided during the same period in 2013. The $17.8 million decrease in cash flow provided by investing activities is primarily the result of the difference between the $21.2 million in proceeds received for the sale of the Hawkeye business in the first quarter of 2014 as compared to the $38.9 million in proceeds received in the first quarter of 2013 for the sale of Willbros Middle East Limited, which held our operations in Oman.

Financing Activities

Financing activities used net cash of $23.2 million during the three months ended March 31, 2014 as compared to $58.9 million used during the same period of 2013. The $35.7 million decrease in cash flow used in financing activities is primarily a result of a $40.3 million decrease in payments against our revolver and notes payable during the first three months of 2014 as compared to the same period in 2013. This decrease was partially offset by a $2.9 million increase in payments against our Term Loan and a $5.7 million decrease in proceeds from our revolver and notes payable during the first quarter of 2014.

Discontinued Operations

Operating activities of discontinued operations provided net cash of $17.3 million during the first three months of 2014 as compared to $7.7 million used during the first three months of 2013. This increase was primarily due to the receipt of $17.0 million in settlement proceeds from Central Maine Power Company.

Interest Rate Risk

Interest Rate Swaps

We are subject to hedging arrangements to fix or otherwise limit the interest cost of our variable interest rate borrowings. We are subject to interest rate risk on our debt and investment of cash and cash equivalents arising in the normal course of business. We do not engage in speculative trading strategies.

In August 2013, we entered into an interest rate swap agreement for a notional amount of $124.1 million to hedge changes in the variable rate interest expense on $124.1 million of our existing or replacement LIBOR indexed debt. Under the swap agreement, which is effective June 30, 2014 through August 7, 2019, we receive interest at either one-month LIBOR or 1.25 percent (whichever is greater) and pay interest at a fixed rate of 2.84 percent. The swap is designated and qualifies as a cash flow hedging instrument with the effective portion of the swap’s change in fair value recorded in Other Comprehensive Income (“OCI”). The swap is highly effective in offsetting changes in interest expense and no hedge ineffectiveness has been recorded in the Condensed Consolidated Statements of Operations. Amounts in OCI will be reclassified to interest expense when the hedged interest payments on the underlying debt are recognized.

In September 2010, we entered into two interest rate swap agreements for a total notional amount of $150.0 million to hedge changes in the variable rate interest expense on $150.0 million of our then existing or replacement LIBOR indexed debt. Under each swap agreement, we received interest at either three-month LIBOR or 2 percent (whichever is greater) and pay interest at a fixed rate of 2.68 percent through June 30, 2014. Through August 7, 2013, the swap agreements were designated and qualified as cash flow hedging instruments, with the effective portion of the swaps’ change in fair value recorded in OCI. Amounts in OCI are reclassified to interest expense when the hedged interest payments on the underlying debt are recognized during the period when the swaps were designated as cash flow hedges. Through August 7, 2013, the swaps were highly effective hedges, and only an immaterial amount of hedge ineffectiveness has been recorded in the Condensed Consolidated Statements of Operations. On August 7, 2013, the swaps were de-designated due to the refinancing of the underlying debt, which decreased the interest rate floor from 2 percent to 1.25 percent. In addition, on August 7, 2013, each swap agreement was transferred to another party through a novation transaction, which increased our interest rate to 2.70 percent through June 30, 2014. Changes in the value of the swaps that remain open are reported in earnings and were immaterial for the three months ended March 31, 2014.

The carrying amount and fair value of these swap agreements are equivalent since we account for these instruments at fair value. The values are derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. For validation purposes, the swap valuations are periodically compared to those produced by swap counterparties. Amounts of OCI relating to the interest rate swaps expected to be recognized in interest expense in the coming twelve months totaled $1.7 million.

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

Our industry is capital intensive and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. As such, we are focused on the following significant capital requirements:

•	Providing working capital for projects in process and those scheduled to begin in 2014; and

•	Funding our 2014 capital budget of approximately $28.8 million of which $24.8 million remained unspent as of March 31, 2014.

We believe that our financial results combined with our current liquidity and financial management will provide sufficient funds to enable us to meet our future operating needs and our planned capital expenditures, as well as facilitate our ability to grow in the foreseeable future.

Contractual Obligations

Other commercial commitments, as detailed in our Annual Report on Form 10-K for the year ended December 31, 2013, did not materially change except for payments made in the normal course of business.

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

In September 2010, we entered into two interest rate swap agreements for a total notional amount of $150.0 million to hedge changes in the variable rate interest expense on $150.0 million of our then existing or replacement LIBOR indexed debt. Under each swap agreement, we were to receive interest at either three-month LIBOR or 2 percent (whichever was greater) and pay interest at a fixed rate of 2.68 percent through June 30, 2014. Through August 7, 2013, the swap agreements were designated and qualified as cash flow hedging instruments, with the effective portion of the swaps’ change in fair value recorded in OCI. Amounts in OCI were reclassified to interest expense when the hedged interest payments on the underlying debt were recognized during the period when the swaps were designated as cash flow hedges. Through August 7, 2013, the swaps were highly effective hedges, and only an immaterial amount of hedge ineffectiveness has been recorded in the Consolidated Statements of Operations. On August 7, 2013, the swaps were de-designated due to the refinancing of the underlying debt, which decreased the interest rate floor from 2 percent to 1.25 percent. In addition, on August 7, 2013, each swap agreement was transferred to another party through a novation transaction, which increased our interest rate to 2.70 percent through June 30, 2014. Changes in the value of the swaps that remain open are reported in earnings and were immaterial for the three months ended March 31, 2014.

The carrying amount and fair value of the swap agreements are equivalent since we account for these instruments at fair value. The fair value of the swap agreements was $3.3 million at March 31, 2014 and was based on using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates. A 100 basis point increase in interest rates would increase the fair value of the swaps by $4.0 million. Conversely, a 100 basis point decrease in interest rates (subject to minimum rates of zero) would decrease the fair value of the swaps by $3.1 million.

Foreign Currency Risk

We are exposed to market risk associated with changes in non-U.S. (primarily Canada) currency exchange rates. To mitigate our risk, we may borrow Canadian dollars under our Canadian Facility to settle U.S. dollar account balances.

We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expense in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expense in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at March 31, 2014 and 2013.

Other

The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities shown in the Condensed Consolidated Balance Sheets approximate fair value at March 31, 2014 due to the generally short maturities of these items. At March 31, 2014, we invested primarily in short-term dollar denominated bank deposits. We have the ability and expect to hold our investments to maturity

ITEM 4. CONTROLS AND PROCEDURES

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

As of March 31, 2014, we have carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2014.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see the discussion under the caption “Contingencies” in Note 10 – Contingencies, Commitments and Other Circumstances of our “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Form 10-Q, which information from Note 10 is incorporated by reference herein.

Item 1A. Risk Factors

There have been no material changes to the risk factors involving us from those previously disclosed in Item 1A of Part I included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of our common stock by us during the quarter ended March 31, 2014:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2014 – January 31, 2014	2,796	$9.25	—	—
February 1, 2014 – February 28, 2014	—	—	—	—
March 1, 2014 – March 31, 2014	76,947	11.62	—	—

Total	79,743	$11.54	—	—

(1)	Represents shares of common stock acquired from certain of our officers and key employees under the share withholding provisions of our 1996 Stock Plan and 2010 Stock and Incentive Compensation Plan for the payment of taxes associated with the vesting of shares of restricted stock and restricted stock units granted under such plans.
(2)	The price paid per common share represents the closing sales price of a share of our common stock, as reported in the New York Stock Exchange composite transactions, on the day that the stock was acquired by us.

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

10.1	Waiver and Second Amendment to Loan, Security and Guaranty Agreement dated as of April 1, 2014 among certain subsidiaries of Willbros Group, Inc. party thereto, as U.S. Borrowers, Willbros Construction Services (Canada) L.P., as Canadian Borrower, and Willbros Group, Inc. and the other persons party thereto from time to time as Guarantors, certain financial institutions party thereto, as Lenders, and Bank of America, N.A., as collateral agent and administrative agent.

10.2	Second Amendment dated as of April 1, 2014 to the Credit Agreement dated as of August 7, 2013, as amended by the First Amendment thereto dated as of December 12, 2013, among Willbros Group, Inc., as Borrower and the other persons party thereto as Guarantors, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLBROS GROUP, INC.

Date: May 5, 2014	By:	/s/ Van A. Welch
Van A. Welch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

Exhibit Number	Description

10.1	Waiver and Second Amendment to Loan, Security and Guaranty Agreement dated as of April 1, 2014 among certain subsidiaries of Willbros Group, Inc. party thereto, as U.S. Borrowers, Willbros Construction Services (Canada) L.P., as Canadian Borrower, and Willbros Group, Inc. and the other persons party thereto from time to time as Guarantors, certain financial institutions party thereto, as Lenders, and Bank of America, N.A., as collateral agent and administrative agent.

10.2	Second Amendment dated as of April 1, 2014 to the Credit Agreement dated as of August 7, 2013, as amended by the First Amendment thereto dated as of December 12, 2013, among Willbros Group, Inc., as Borrower and the other persons party thereto as Guarantors, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.