Form 10-Q
period 2014-06-30
Willbros Group, Inc.\NEW\
filed 2014-08-05
CIK 1449732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the registrant’s Common Stock, $.05 par value, outstanding as of August 1, 2014 was 50,557,534.

WILLBROS GROUP, INC.

FORM 10-Q

FOR QUARTER ENDED JUNE 30, 2014

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$28,274	$42,569
Accounts receivable, net	415,277	365,854
Contract cost and recognized income not yet billed	81,060	55,384
Prepaid expenses and other assets	34,050	25,008
Parts and supplies inventories	4,156	4,151
Deferred income taxes	10,203	10,323
Assets associated with discontinued operations	13,395	99,683

Total current assets	586,415	602,972
Property, plant and equipment, net	100,306	106,133
Intangible assets, net	121,339	127,485
Other assets	34,334	34,078

Total assets	$842,394	$870,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$263,006	$251,202
Contract billings in excess of cost and recognized income	25,741	25,586
Current portion of capital lease obligations	862	890
Notes payable and current portion of long-term debt	6,210	6,505
Current portion of settlement obligation of discontinued operations	36,500	36,500
Accrued income taxes	3,646	10,022
Liabilities associated with discontinued operations	8,695	18,365
Other current liabilities	6,603	5,816

Total current liabilities	351,263	354,886
Long-term debt	250,094	268,425
Capital lease obligations	937	1,388
Long-term liabilities for unrecognized tax benefits	1,514	4,544
Deferred income taxes	12,174	9,066
Other long-term liabilities	47,079	43,585

Total liabilities	663,061	681,894
Contingencies and commitments (Note 11)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 70,000,000 shares authorized and 51,510,139 shares issued at June 30, 2014 (50,930,303 at December 31, 2013)	2,568	2,543
Capital in excess of par value	694,774	691,123
Accumulated deficit	(512,177)	(501,918)
Treasury stock at cost, 1,316,484 shares at June 30, 2014 (1,147,974 at December 31, 2013)	(13,311)	(12,070)
Accumulated other comprehensive income	7,190	8,807

Total Willbros Group, Inc. stockholders’ equity	179,044	188,485
Noncontrolling interest	289	289

Total stockholders’ equity	179,333	188,774

Total liabilities and stockholders’ equity	$842,394	$870,668

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Contract revenue	$543,557	$435,845	$1,036,941	$906,756
Operating expenses:
Contract	482,559	385,422	922,093	818,218
Amortization of intangibles	3,119	3,128	6,238	6,237
General and administrative	39,373	41,004	77,704	77,472

	525,051	429,554	1,006,035	901,927

Operating income	18,506	6,291	30,906	4,829
Other expense:
Interest expense, net	(7,477)	(7,419)	(15,195)	(15,109)
Loss on early extinguishment of debt	(948)	—	(948)	—
Other, net	(151)	(308)	(111)	(77)

	(8,576)	(7,727)	(16,254)	(15,186)

Income (loss) from continuing operations before income taxes	9,930	(1,436)	14,652	(10,357)
Provision for income taxes	2,962	1,126	6,297	3,738

Income (loss) from continuing operations	6,968	(2,562)	8,355	(14,095)
Income (loss) from discontinued operations net of provision for income taxes	(10,620)	(4,339)	(18,614)	11,386

Net loss	$(3,652)	$(6,901)	$(10,259)	$(2,709)

Basic income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$0.14	$(0.05)	$0.17	$(0.29)
Income (loss) from discontinued operations	(0.22)	(0.09)	(0.38)	0.24

Net loss	$(0.08)	$(0.14)	$(0.21)	$(0.05)

Diluted income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$0.14	$(0.05)	$0.17	$(0.29)
Income (loss) from discontinued operations	(0.21)	(0.09)	(0.37)	0.24

Net loss	$(0.07)	$(0.14)	$(0.20)	$(0.05)

Weighted average number of common shares outstanding:
Basic	49,336,581	48,586,757	49,093,356	48,447,044

Diluted	49,779,102	48,586,757	49,726,066	48,447,044

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(3,652)	$(6,901)	$(10,259)	$(2,709)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	2,076	(1,590)	13	(2,591)
Changes in derivative financial instruments	(845)	232	(1,630)	460

Total other comprehensive income (loss), net of tax	1,231	(1,358)	(1,617)	(2,131)

Total comprehensive loss	$(2,421)	$(8,259)	$(11,876)	$(4,840)

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(10,259)	$(2,709)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	18,614	(11,386)
Depreciation and amortization	18,559	20,726
Loss on early extinguishment of debt	948	—
Stock-based compensation	4,509	2,761
Amortization of debt issuance costs	491	3,354
Non-cash interest expense	724	1,532
Deferred income tax expense (benefit)	3,234	(25)
Gain on disposal of property and equipment	(2,721)	(1,032)
Provision for bad debts	412	1,364
Other non-cash	—	(111)
Changes in operating assets and liabilities:
Accounts receivable, net	(49,941)	41,547
Contract cost and recognized income not yet billed	(25,768)	(749)
Prepaid expenses and other assets	(9,057)	9,434
Accounts payable and accrued liabilities	11,671	(33,871)
Accrued income taxes	(6,224)	(3,087)
Contract billings in excess of cost and recognized income	158	(15,639)
Other assets and liabilities, net	(3,434)	(6,597)

Cash provided by (used in) operating activities of continuing operations	(48,084)	5,512
Cash provided by operating activities of discontinued operations	10,622	4,084

Cash provided by (used in) operating activities	(37,462)	9,596
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	3,827	441
Proceeds from sale of subsidiaries	46,152	38,900
Purchases of property, plant and equipment	(8,353)	(4,600)

Cash provided by investing activities of continuing operations	41,626	34,741
Cash provided by (used in) provided by investing activities of discontinued operations	289	(453)

Cash provided by investing activities	41,915	34,288
Cash flows from financing activities:
Proceeds from revolver and notes payable	30,000	32,129
Payments on capital leases	(479)	(815)
Payments of revolver and notes payable	(19,336)	(70,413)
Payments on term loan facility	(28,527)	—
Payments to reacquire common stock	(1,241)	(536)
Payments to noncontrolling interest owners	—	(3,100)
Costs of debt issuance	—	(1,274)

Cash used in financing activities of continuing operations	(19,583)	(44,009)
Cash used in financing activities of discontinued operations	(100)	(126)

Cash used in financing activities	(19,683)	(44,135)
Effect of exchange rate changes on cash and cash equivalents	(106)	(519)

Net decrease in cash and cash equivalents	(15,336)	(770)
Cash and cash equivalents of continuing operations at beginning of period	42,569	48,778
Cash and cash equivalents of discontinued operations at beginning of period	1,041	5,602

Cash and cash equivalents at beginning of period	43,610	54,380
Cash and cash equivalents at end of period	28,274	53,610
Less: cash and cash equivalents of discontinued operations at end of period	—	—

Cash and cash equivalents of continuing operations at end of period	$28,274	$53,610

Supplemental disclosures of cash flow information:
Cash paid for interest (including discontinued operations)	$13,823	$12,233
Cash paid for income taxes (including discontinued operations)	$13,390	$7,601

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

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2013, which has been derived from audited consolidated financial statements, and the unaudited Condensed Consolidated Financial Statements as of June 30, 2014 and 2013, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. However, the Company believes the presentations and disclosures herein are adequate to make the information not misleading. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s December 31, 2013 audited Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

In the opinion of management, the unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary to fairly state the financial position as of June 30, 2014, and the results of operations and cash flows of the Company for all interim periods presented. The results of operations and cash flows for the six months ended June 30, 2014 are not necessarily indicative of the operating results and cash flows to be achieved for the full year.

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

Out-of-Period Adjustment – The Company recorded an out-of-period adjustment during the six months ended June 30, 2014 to correct an error in the state tax provision. The net impact of the adjustment was an increase to net income from continuing operations and a decrease to net loss of $0.5 million for the six months ended June 30, 2014. The Company does not believe the adjustment is material, individually or in the aggregate, to its unaudited Condensed Consolidated Financial Statements for the six months ended June 30, 2014, nor does it believe such items are material to any of its previously issued annual or quarterly financial statements, or its expected 2014 annual financial statements.

Reclassifications – Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. These reclassifications primarily relate to the sale of the union refinery maintenance turnaround business unit, a related fabrication facility and associated tools and equipment (“CTS”) during the second quarter of 2014. See Note 13 – Discontinued Operations for additional discussion associated with these reclassifications.

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

In April 2014, the FASB issued authoritative guidance to change the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in a company’s operations and financial results should be reported as discontinued operations, with expanded disclosures. In addition, disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify as a discontinued operation is required. This standard is effective, on a prospective basis, for interim and annual periods beginning on or after December 15, 2014 and would affect the classification of the Company’s future business disposals in discontinued operations in its condensed consolidated financial statements.

In May 2014, the FASB and the IASB issued common guidance surrounding the recognition of revenue from contracts with customers. Under the new guidance, a company will recognize revenue when it satisfies a performance obligation by transferring a promised good or service to a customer. Revenue will be recognized at an amount that reflects the consideration it expects to receive in exchange for those goods and services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This standard is effective, on either a full retrospective or a modified retrospective basis, for interim and annual periods beginning on or after December 15, 2016 and will affect the treatment and disclosure of revenue in the Company’s condensed consolidated financial statements.

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

Contract cost and recognized income not yet billed and related amounts billed as of June 30, 2014 and December 31, 2013 was as follows (in thousands):

	June 30,	December 31,
	2014	2013
Cost incurred on contracts in progress	$1,065,189	$705,601
Recognized income	173,974	162,604

	1,239,163	868,205
Progress billings and advance payments	(1,183,844)	(838,407)

	$55,319	$29,798

Contract cost and recognized income not yet billed	$81,060	$55,384
Contract billings in excess of cost and recognized income	(25,741)	(25,586)

	$55,319	$29,798

Contract cost and recognized income not yet billed includes $6.3 million and $5.0 million at June 30, 2014 and December 31, 2013, respectively, on completed contracts.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Contracts in Progress (continued)

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts are generally due upon completion of the contracts and acceptance by the customer. Based on the Company’s experience with similar contracts in recent years, the majority of the retainage balances at each balance sheet date are expected to be collected within the next twelve months. Current retainage balances at June 30, 2014 and December 31, 2013, were approximately $60.6 million and $39.1 million, respectively, and are included in “Accounts receivable” in the Condensed Consolidated Balance Sheets. Retainage balances with settlement dates beyond the next twelve months at June 30, 2014 and December 31, 2013, were approximately $2.5 million and $0.0 million, respectively, and are included in “Other assets” in the Condensed Consolidated Balance Sheets.

4. Intangible Assets

The changes in the carrying amounts of intangible assets for the six months ended June 30, 2014 are detailed below (in thousands):

	Customer Relationships	Trademark / Tradename	Non-compete Agreements	Technology	Total
Balance as of December 31, 2013	$115,218	$8,586	$108	$3,573	$127,485
Amortization	(5,215)	(640)	(108)	(275)	(6,238)
Other	—	92	—	—	92

Balance as of June 30, 2014	$110,003	$8,038	$—	$3,298	$121,339

Weighted Average Remaining Amortization Period	10.8 yrs	5.7 yrs	0 yrs	6.0 yrs

Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 15 years.

Estimated amortization expense for the remainder of 2014 and each of the subsequent five years and thereafter is as follows (in thousands):

Fiscal year:
Remainder of 2014	$6,128
2015	12,256
2016	12,256
2017	12,256
2018	12,256
2019	12,138
Thereafter	54,049

Total amortization	$121,339

5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30,	December 31,
	2014	2013
Trade accounts payable	$117,875	$107,227
Payroll and payroll liabilities	63,603	55,153
Accrued contract costs	35,876	40,376
Self-insurance accrual	16,356	14,785
Other accrued liabilities	29,296	33,661

Total accounts payable and accrued liabilities	$263,006	$251,202

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Long-term Debt

Long-term debt as of June 30, 2014 and December 31, 2013 was as follows (in thousands):

	June 30, 2014	December 31, 2013
2013 Term Loan Facility, net of unamortized discount of $6,771 and $8,306	$214,077	$241,069
Revolver borrowings under the 2013 ABL Credit Facility	30,000	18,953
Capital lease obligations	1,799	2,278
Other obligations	12,227	14,908

Total debt	258,103	277,208
Less: current portion	(7,072)	(7,395)

Long-term debt, net	$251,031	$269,813

2013 Credit Facilities

On August 7, 2013, the Company entered into a five-year $150.0 million asset based senior revolving credit facility maturing on August 7, 2018 with Bank of America, N.A. serving as sole administrative agent for the lenders thereunder, collateral agent, issuing bank and swingline lender (the “ABL Credit Facility”), and a six-year $250.0 million term loan facility maturing on August 7, 2019 with JP Morgan Chase Bank, N.A. serving as a sole administrative agent for the lenders thereunder (the “2013 Term Loan Facility” and, together with the ABL Credit Facility, the “2013 Credit Facilities”).

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

Advances under the U.S. and Canadian Facility are limited to a borrowing base consisting of the sum of 85 percent of the value of “eligible accounts” and 60 percent of the value of “eligible unbilled accounts” less applicable reserves, which the administrative agent may establish from time to time in its permitted discretion. Eligible unbilled accounts may not exceed $50.0 million in the aggregate. Advances in U.S. dollars bear interest at a rate equal to LIBOR or the U.S. or Canadian base rate plus an additional margin. Advances in Canadian dollars bear interest at the Bankers Acceptance (“BA”) Equivalent Rate or the Canadian prime rate plus an additional margin.

The interest rate margins are adjusted each quarter based on the Company’s fixed charge coverage ratio as of the end of the previous quarter as follows:

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

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Long-term Debt (continued)

The table below sets forth the primary financial covenants included in the 2013 Credit Facilities and the calculation with respect to these covenants at June 30, 2014:

	Covenants Requirements	Actual Ratios at June 30, 2014
Maximum Total Leverage Ratio(1) under the 2013 Term Loan Facility (the ratio of Consolidated Debt to Consolidated EBITDA as defined in the credit agreement for the 2013 Term Loan Facility) should be equal to or less than:	3.00 to 1	2.27
Minimum Interest Coverage Ratio under the 2013 Term Loan Facility (the ratio of Consolidated EBITDA to Consolidated Interest Expense as defined in the credit agreement for the 2013 Term Loan Facility) should be equal to or greater than:	3.50 to 1	4.17

Minimum Fixed Charge Coverage Ratio(2) under the ABL Credit Facility (the ratio of Consolidated EBITDA less Capital Expenditures and cash income taxes to Consolidated Interest Expense, Restricted Payments made in cash and scheduled cash principal payments made on borrowed money as defined in the credit agreement for the ABL Credit Facility) should be equal to or greater than:

	1.15 to 1	N/A

(1)	The Maximum Total Leverage Ratio decreases to 2.75 as of March 31, 2015.
(2)	The Minimum Fixed Charge Coverage Ratio is applicable only if excess availability under the ABL Credit Facility is less than the greater of 15 percent of the commitments or $22.5 million. In addition, prepayments of indebtedness under the 2013 Term Loan Facility are permitted if excess availability under the ABL Credit Facility exceeds the greater of 20 percent of the commitments and $30.0 million and the borrowers and guarantors are in compliance with the Minimum Fixed Charge Coverage Ratio on a pro forma basis immediately prior to and giving effect to the prepayment. Prepayments of indebtedness under the 2013 Term Loan Facility are permitted without restriction to the extent such prepayments are from the proceeds of dispositions of the Term Loan Priority Collateral.

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

As of June 30, 2014, the Company was in compliance with all covenants under the 2013 Credit Facilities.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Long-term Debt (continued)

The Company’s primary sources of capital are its cash on hand, operating cash flows and borrowings under the ABL Credit Facility. As of June 30, 2014, the Company had $30.0 million in outstanding revolver borrowings. The Company’s unused availability under its June 30, 2014 borrowing base certificate was $47.1 million on a borrowing base of $142.9 million and outstanding letters of credit of $65.8 million. If the Company’s unused availability under the ABL Credit Facility is less than the greater of (i) 15 percent of the revolving commitments or $22.5 million for five consecutive days, or (ii) 12.5 percent of the revolving commitments or $18.8 million at any time, or upon the occurrence of certain events of default under the ABL Credit Facility, the Company is subject to increased reporting requirements, the administrative agent shall have exclusive control over any deposit account, the Company will not have any right of access to, or withdrawal from, any deposit account, or any right to direct the disposition of funds in any deposit account, and amounts in any deposit account will be applied to reduce the outstanding amounts under the ABL Credit Facility.

Fair Value of Debt

The estimated fair value of the Company’s debt instruments as of June 30, 2014 and December 31, 2013 was as follows (in thousands):

	June 30, 2014	December 31, 2013
2013 Term Loan Facility	$223,766	$252,372
Revolver borrowings under the 2013 ABL Credit Facility	30,000	18,953
Capital lease obligations	1,799	2,278
Other obligations	12,227	14,908

Total fair value of debt instruments	$267,792	$288,511

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

7. Income Taxes

The effective tax rate on continuing operations was 42.98 percent and a negative 36.09 percent for the six months ended June 30, 2014 and 2013, respectively. Tax benefit for discrete items for the six months ended June 30, 2014 was $0.5 million. This amount is composed of a tax refund, uncertain tax positions and Texas Margins Tax. Tax expense for the six months ended June 30, 2014 is $6.3 million, mainly due to Canadian Tax and Texas Margins Tax offset by the tax benefit from a tax refund. The Company has not recorded the benefit of current year losses in the United States. As of June 30, 2014, U.S. federal and state deferred tax assets continue to be covered by valuation allowances. The ultimate realization of deferred tax assets is dependent upon the generation of future U.S taxable income. The Company considers the impacts of reversing taxable temporary differences, future forecasted income and available tax planning strategies, when forecasting future taxable income and in evaluating whether deferred tax assets are more likely than not to be realized.

The effective tax rate on continuing operations was 29.83 percent and a negative 78.41 percent for the three months ended June 30, 2014 and June 30, 2013, respectively. Tax expense for the three months ended June 30, 2014 was $3.0 million, which primarily relates to Canadian Tax and Texas Margins Tax partially offset by a tax refund.

In April 2011, the Company discontinued its strategy of reinvesting foreign earnings in foreign operations. This change in strategy continues through the second quarter of 2014. The Company does not anticipate recording tax expense related to future repatriations of foreign earnings to the U.S.

The Company expects that the statute of limitations will expire on an uncertain tax position within the next twelve months. Assuming that the statute of limitations expires, the Company would release reserves in the amount of $1.6 million.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Stockholders’ Equity

The information contained in this note pertains to continuing and discontinued operations.

Changes in Accumulated Other Comprehensive Income by Component

	Three Months Ended June 30, 2014 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income
Balance March 31, 2014	$9,217	$(3,258)	$5,959
Other comprehensive income (loss) before reclassifications	2,076	(1,098)	978
Amounts reclassified from accumulated other comprehensive income	—	253	253

Net current-period other comprehensive income (loss)	2,076	(845)	1,231

Balance June 30, 2014	$11,293	$(4,103)	$7,190

	Six Months Ended June 30, 2014 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income
Balance December 31, 2013	$11,280	$(2,473)	$8,807
Other comprehensive income (loss) before reclassifications	13	(2,133)	(2,120)
Amounts reclassified from accumulated other comprehensive income	—	503	503

Net current-period other comprehensive income (loss)	13	(1,630)	(1,617)

Balance June 30, 2014	$11,293	$(4,103)	$7,190

	Three Months Ended June 30, 2013 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income
Balance March 31, 2013	$13,944	$(1,213)	$12,731
Other comprehensive loss before reclassifications	(1,590)	(25)	(1,615)
Amounts reclassified from accumulated other comprehensive income	—	257	257

Net current-period other comprehensive income (loss)	(1,590)	232	(1,358)

Balance June 30, 2013	$12,354	$(981)	$11,373

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Stockholders’ Equity (continued)

	Six Months Ended June 30, 2013 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income
Balance December 31, 2012	$14,945	$(1,441)	$13,504
Other comprehensive loss before reclassifications	(2,723)	(52)	(2,775)
Amounts reclassified from accumulated other comprehensive income	132	512	644

Net current-period other comprehensive income (loss)	(2,591)	460	(2,131)

Balance June 30, 2013	$12,354	$(981)	$11,373

Reclassifications out of Accumulated Other Comprehensive Income

Three Months Ended June 30, 2014 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$253	Interest expense, net

Total	$253

Six Months Ended June 30, 2014 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$503	Interest expense, net

Total	$503

Three Months Ended June 30, 2013 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$257	Interest expense, net

Total	$257

Six Months Ended June 30, 2013 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$512	Interest expense, net

Total	$512

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Stockholders’ Equity (continued)

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

In 2006, the Company established the 2006 Director Restricted Stock Plan (the “2006 Director Plan”) with 50,000 shares authorized for issuance to grant shares of restricted stock and restricted stock rights to non-employee directors. The number of shares authorized for issuance under the 2006 Director Plan was increased in 2008 to 250,000, in 2012 to 550,000 and in 2014 to 750,000 by stockholder approval.

On May 26, 2010, the Company established the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (the “2010 Plan”) with 2,100,000 shares of common stock authorized for issuance (increased in 2012 to 3,450,000 shares and in 2014 to 6,050,000 by stockholder approval) to provide for awards to key employees of the Company. All future grants of stock awards to key employees will be made through the 2010 Plan. As a result, the 1996 Plan was frozen, with the exception of normal vesting, forfeiture and other activity associated with awards previously granted under the 1996 Plan. At June 30, 2014, the 2010 Plan had 3,490,764 shares available for grant.

9. Income (Loss) Per Share

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

Basic and diluted income (loss) per common share from continuing operations is computed as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss) from continuing operations applicable to common shares (numerator for basic and diluted calculation)	$6,968	$(2,562)	$8,355	$(14,095)

Weighted average number of common shares outstanding for basic income (loss) per share	49,336,581	48,586,757	49,093,356	48,447,044
Weighted average number of potentially dilutive common shares outstanding	442,521	—	632,710	—

Weighted average number of common shares outstanding for diluted income (loss) per share	49,779,102	48,586,757	49,726,066	48,447,044

Income (loss) per common share from continuing operations:
Basic	$0.14	$(0.05)	$0.17	$(0.29)

Diluted	$0.14	$(0.05)	$0.17	$(0.29)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Income (Loss) Per Share (continued)

The Company has excluded shares potentially issuable under the terms of use of the securities listed below from the computation of diluted income per share, as the effect would be anti-dilutive:

	Three Months Ended June 30,
	2014	2013
Stock options	177,750	182,431
Restricted stock and restricted stock rights	—	643,859

	177,750	826,290

10. Segment Information

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

The following tables reflect the Company’s operations by reportable segment for the three months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30, 2014
	Oil & Gas	Utility T&D	Professional Services	Canada	Eliminations	Consolidated
Contract revenue	$237,777	$111,936	$100,395	$95,277	$(1,828)	$543,557
Operating expenses	245,626	102,968	93,489	84,796	(1,828)	525,051

Operating income (loss)	$(7,849)	$8,968	$6,906	$10,481	$—	18,506

Other expense						(8,576)
Provision for income taxes						2,962

Income from continuing operations						6,968
Loss from discontinued operations net of provision for income taxes						(10,620)

Net loss						$(3,652)

	Three Months Ended June 30, 2013
	Oil & Gas	Utility T&D	Professional Services	Canada	Eliminations	Consolidated
Contract revenue	$134,368	$128,321	$87,423	$87,425	$(1,692)	$435,845
Operating expenses	156,198	112,693	79,238	83,117	(1,692)	429,554

Operating income (loss)	$(21,830)	$15,628	$8,185	$4,308	$—	6,291

Other expense						(7,727)
Provision for income taxes						1,126

Loss from continuing operations						(2,562)
Loss from discontinued operations net of provision for income taxes						(4,339)

Net loss						$(6,901)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Segment Information (continued)

The following tables reflect the Company’s operations by reportable segment for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30, 2014
	Oil & Gas	Utility T&D	Professional Services	Canada	Eliminations	Consolidated
Contract revenue	$431,831	$208,269	$187,820	$212,356	$(3,335)	$1,036,941
Operating expenses	441,860	199,532	178,676	189,302	(3,335)	1,006,035

Operating income (loss)	$(10,029)	$8,737	$9,144	$23,054	$—	30,906

Other expense						(16,254)
Provision for income taxes						6,297

Income from continuing operations						8,355
Loss from discontinued operations net of provision for income taxes						(18,614)

Net loss						$(10,259)

	Six Months Ended June 30, 2013
	Oil & Gas	Utility T&D	Professional Services	Canada	Eliminations	Consolidated
Contract revenue	$302,904	$241,525	$165,888	$199,420	$(2,981)	$906,756
Operating expenses	339,209	224,004	157,090	184,605	(2,981)	901,927

Operating income (loss)	$(36,305)	$17,521	$8,798	$14,815	$—	4,829

Other expense						(15,186)
Provision for income taxes						3,738

Loss from continuing operations						(14,095)
Income from discontinued operations net of provision for income taxes						11,386

Net loss						$(2,709)

Total assets by segment as of June 30, 2014 and December 31, 2013 are presented below (in thousands):

	June 30, 2014	December 31, 2013
Oil & Gas	$283,570	$234,004
Utility T&D	274,179	260,867
Professional Services	104,395	94,828
Canada	112,613	123,838
Corporate	54,242	57,448

Total assets, continuing operations	$828,999	$770,985

11. Contingencies, Commitments and Other Circumstances

Contingencies

Central Maine Power

On January 20, 2014, the Company settled a lawsuit against Central Maine Power Company (“CMP”) in connection with an existing project to install transmission lines and perform construction services for CMP, for the project generally known as the Transmission Line Construction of the Southern Loop and Southern Connector portion of the Maine Power Reliability Program (the “MPRP Project”). Under terms of the settlement, CMP made a payment to the Company in the first quarter of 2014 of $20.1 million, which consisted of $17.0 million in settlement proceeds and $3.1 million as an early payment of retention. In addition, CMP extended the schedule and provided other relief on the remainder of the MPRP Project. The impact of the settlement on operating results was recognized in the fourth quarter of 2013. The Company continues to perform the MPRP Project, which has an expected completion date in the third quarter of 2014.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Contingencies, Commitments and Other Circumstances (continued)

Other

In addition to the matters discussed above and in Note 13 – Discontinued Operations, the Company is party to a number of other legal proceedings. Management believes that the nature and number of these proceedings are typical for a firm of similar size engaged in a similar type of business and that none of these proceedings is material to the Company’s condensed consolidated results of operations, financial position or cash flows.

Commitments

From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds and financial guarantees. Contracts with the Company’s customers may require the Company to secure letters of credit or surety bonds with regard to the Company’s performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or surety bonds in lieu of contract retention provisions, where the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At June 30, 2014, the Company had approximately $65.8 million of outstanding letters of credit. This amount represents the maximum amount of payments the Company could be required to make if these letters of credit are drawn upon. Additionally, the Company issues surety bonds customarily required by commercial terms on construction projects. At June 30, 2014, the Company had bonds outstanding, primarily performance bonds, with a face value at $235.1 million. This amount represents the bond penalty amount of future payments the Company could be required to make if the Company fails to perform its obligations under such contracts. The performance bonds do not have a stated expiration date; rather, each is released when the contract is accepted by the owner. The Company’s maximum exposure as it relates to the value of the bonds outstanding is lowered on each bonded project as the cost to complete is reduced. As of June 30, 2014, no liability has been recognized for letters of credit or surety bonds.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, notes payable, long-term debt and interest rate contracts. The fair value estimates of the Company’s financial instruments have been determined using available market information and appropriate valuation methodologies and approximate carrying value.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. Fair Value Measurements (continued)

Financial Instruments Measured at Fair Value on a Recurring Basis

The Company measures certain financial instruments at fair value on a recurring basis. The fair value of these financial instruments (in thousands) was determined using the following inputs as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$4,103	$—	$4,103	$—

	December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$2,473	$—	$2,473	$—

Hedging Arrangements

The Company attempts to negotiate contracts that provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at June 30, 2014 or December 31, 2013.

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

In September 2010, the Company entered into two interest rate swap agreements for a total notional amount of $150.0 million to hedge changes in the variable rate interest expense on $150.0 million of its then existing or replacement LIBOR indexed debt. Under each swap agreement, the Company received interest at either three-month LIBOR or 2 percent (whichever was greater) and paid interest at a fixed rate of 2.68 percent through June 30, 2014. Through August 7, 2013, the swap agreements were designated and qualified as cash flow hedging instruments, with the effective portion of the swaps’ change in fair value recorded in OCI. Amounts in OCI were reclassified to interest expense when the hedged interest payments on the underlying debt are recognized during the period when the swaps were designated as cash flow hedges. Through August 7, 2013, the swaps were highly effective hedges, and only an immaterial amount of hedge ineffectiveness was recorded in the Consolidated Statements of Operations. On August 7, 2013, the swaps were de-designated due to the refinancing of the underlying debt, which decreased the interest rate floor from 2 percent to 1.25 percent. In addition, on August 7, 2013, each swap agreement was transferred to another party through a novation transaction, which increased the Company’s interest rate to 2.70 percent through June 30, 2014. Changes in the value of the swaps that remain open are reported in earnings and were immaterial for the six months ended June 30, 2014.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. Fair Value Measurements (continued)

The carrying amount and fair value of these swap agreements are equivalent since the Company accounts for these instruments at fair value. The values, as identified below (in thousands), are derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. For validation purposes, the swap valuations are periodically compared to those produced by swap counterparties. Amounts of OCI relating to the interest rate swaps expected to be recognized in interest expense in the coming twelve months totaled $1.9 million.

	Liability Derivatives
	June 30, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts- swaps	Other current liabilities	$1,881	Other current liabilities	$1,505
Interest rate contracts- swaps	Other long-term liabilities	2,222	Other long-term liabilities	968

Total derivatives		$4,103		$2,473

For the Three Months Ended June 30,
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2014	2013		2014	2013
Interest rate contracts	$(1,098)	$(25)	Interest expense, net	$253	$257

Total	$(1,098)	$(25)		$253	$257

For the Six Months Ended June 30,
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2014	2013		2014	2013
Interest rate contracts	$(2,133)	$(52)	Interest expense, net	$503	$512

Total	$(2,133)	$(52)		$503	$512

13. Discontinued Operations

Business Disposals

Hawkeye

In the fourth quarter of 2013, the Company sold certain assets comprising its Hawkeye business to Elecnor Hawkeye, LLC, a subsidiary of Elecnor, Inc. (“Elecnor”). In connection with the sale, the Company recorded total consideration of $27.7 million, subject to a post-closing working capital adjustment. At the closing, Elecnor delivered two letters of credit, one to the Company for $16.2 million and the other to the escrow agent for $8.0 million. The Company recognized a net loss on the sale of $2.7 million in the fourth quarter of 2013. As a result, the disposition had no impact on the operating results in the six months ended June 30, 2014.

In the first quarter of 2014, the Company received $21.2 million in cash consisting of full payment against the $16.2 million letter of credit and $5.0 million of the $8.0 million in escrow. The Company has received $0.7 million of additional proceeds in the second quarter of 2014, and an additional $0.8 million in July 2014. The Company expects to receive the remaining $5.0 million in proceeds once the post-closing working capital adjustment is finalized.

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Discontinued Operations (continued)

CTS

In the second quarter of 2014, the Company sold its CTS business to a private buyer. In connection with the disposition, the Company recorded total proceeds of $25.0 million and recognized a net loss on sale of $8.2 million. The net loss is inclusive of a non-cash charge of $15.0 million related to intangible assets associated with the sold business.

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

The Settlement Agreement provides that WGHI must make payments to WAPCo totaling $55.5 million of which $14.0 million was paid in 2012, $5.0 million was paid in 2013 and $3.8 million was paid in July 2014. The remaining $32.7 million is due at the end of the fourth quarter of 2014.

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

Results of Discontinued Operations

Condensed Statements of Operations with respect to discontinued operations are as follows (in thousands):

	Three Months Ended June 30, 2014
	Canada	Hawkeye	Oman	WAPCo / Other	CTS	Total
Revenue	$—	$4,992	$—	$—	$—	$4,992
Operating loss	—	(2,324)	—	—	(8,161)	(10,485)
Pre-tax loss	—	(2,459)	—	—	(8,161)	(10,620)
Provision for taxes	—	—	—	—	—	—

Net loss	—	(2,459)	—	—	(8,161)	(10,620)

	Three Months Ended June 30, 2013
	Canada	Hawkeye	Oman	WAPCo / Other	CTS	Total
Revenue	$—	$18,960	$—	$—	$52,019	$70,979
Operating income (loss)	(1)	(7,744)	—	45	3,072	(4,628)
Pre-tax income (loss)	(1)	(7,952)	—	45	3,569	(4,339)
Provision for taxes	—	—	—	—	—	—

Net income (loss)	(1)	(7,952)	—	45	3,569	(4,339)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Discontinued Operations (continued)

	Six Months Ended June 30, 2014
	Canada	Hawkeye	Oman	WAPCo / Other	CTS	Total
Revenue	$—	$11,072	$—	$—	$24,361	$35,433
Operating loss	—	(8,823)	—	—	(9,538)	(18,361)
Pre-tax loss	—	(9,076)	—	—	(9,538)	(18,614)
Provision for taxes	—	—	—	—	—	—

Net loss	—	(9,076)	—	—	(9,538)	(18,614)

	Six Months Ended June 30, 2013
	Canada	Hawkeye	Oman	WAPCo / Other	CTS	Total
Revenue	$—	$40,396	$—	$—	$68,467	$108,863
Operating income (loss)	(12)	(15,652)	23,639	(73)	2,976	10,878
Pre-tax income (loss)	(12)	(15,766)	23,639	52	3,473	11,386
Provision for taxes	—	—	—	—	—	—

Net income (loss)	(12)	(15,766)	23,639	52	3,473	11,386

Condensed Balance Sheets with respect to discontinued operations are as follows (in thousands):

	June 30, 2014
	Hawkeye	CTS	WAPCo	Total
Accounts receivable, net	$10,370	$—	$—	$10,370
Contract cost and recognized income not yet billed	537	—	—	537
Prepaid Expenses	380	—	—	380
Property, plant and equipment, net	1,036	—	—	1,036
Other	1,072	—	—	1,072

Total assets	13,395	—	—	13,395
Accounts payable and accrued liabilities	$8,617	$—	$—	$8,617
Settlement obligations	—	—	36,500	36,500
Other	78	—	—	78

Total liabilities	8,695	—	36,500	45,195
Net assets (liabilities) of discontinued operations	4,700	—	(36,500)	(31,800)

WILLBROS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Discontinued Operations (continued)

	December 31, 2013
	Hawkeye	CTS	WAPCo	Total
Cash and cash equivalents	$1,041	$—	$—	$1,041
Accounts receivable, net	36,404	17,607	—	54,011
Contract cost and recognized income not yet billed	18,379	2,047	—	20,426
Property, plant and equipment, net	1,195	5,433	—	6,628
Intangible assets, net	—	15,654	—	15,654
Other	1,704	219	—	1,923

Total assets	58,723	40,960	—	99,683
Accounts payable and accrued liabilities	$9,952	$7,858	$—	$17,810
Settlement obligations	—	—	36,500	36,500
Other	178	377	—	555

Total liabilities	10,130	8,235	36,500	54,865
Net assets (liabilities) of discontinued operations	48,593	32,725	(36,500)	44,818

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2014 and 2013, included in Item 1 of Part I of this Form 10-Q, and the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

OVERVIEW

Willbros is a specialty energy infrastructure contractor serving the oil, gas, refinery, petrochemical and power industries. Our offerings include engineering, procurement and construction (either individually or as an integrated “EPC” service offering), turnarounds, maintenance, facilities development and operations services.

Second Quarter of 2014

In the second quarter of 2014, we generated contract revenue of $543.6 million, an increase of approximately $107.7 million from the second quarter of 2013. The increase was attributed primarily to an increase of $103.4 million in our Oil & Gas segment as well as increases of $13.0 million and $7.9 million in our Professional Services and Canada segments, respectively. The overall increase in contract revenue was partially offset by a $16.4 million decrease in our Utility T&D segment.

Operating income of $18.5 million during the second quarter of 2014 was an increase of $12.2 million compared to operating income of $6.3 million in the second quarter of 2013 The overall increase reflects improved operating results in our Oil & Gas and Canada segments, as well as continued operating profitability in our Utility T&D and Professional Services segments. Our strategy to build a more diversified model, with broader end-market exposure is delivering improved and more predictable results.

Contract revenue of $237.8 million generated by our Oil & Gas segment increased approximately 77.0 percent from the second quarter of 2013 primarily driven by increased demand and a higher utilization of services within our cross-country pipeline, downstream and regional delivery services. The operating loss of $7.8 million in the second quarter of 2014 was a $14.0 million improvement in operating loss as compared to the same period last year. The current period operating losses generated by the segment were largely attributable to one construction project and were partially offset by significantly improved operating results in our regional delivery services. These regional delivery service lines generated income in the second quarter of 2014 mainly through strong performance in the northeast and improved resource utilization in the northern plains.

Contract revenue of $111.9 million generated by our Utility T&D segment decreased $16.4 million from the second quarter of 2013 and operating income of $9.0 million decreased $6.7 million. These decreases are primarily attributable to the completion of the Texas Competitive Renewable Energy Zone (“CREZ”) backlog in 2013; however, we are experiencing revenue and margin growth in our service lines and continue to anticipate margin improvement as this segment transitions to a more balanced customer base for transmission construction.

Our Canada segment generated contract revenue of $95.3 million, up $7.9 million from the same period last year. Operating income for the second quarter of 2014 more than doubled to $10.5 million from the same period last year due primarily to a shift in portfolio mix from lower-margin maintenance work to higher-margin lump sum projects. Canada continues to benefit from its focus on the oil sands mining and in-situ markets and the process-focused leadership team.

Our Professional Services segment increased contract revenue by 14.8 percent over the second quarter of 2013, to $100.4 million. Professional Services operating income of $6.9 million in the second quarter of 2014 was a $1.3 million decrease from the second quarter of last year. The decrease quarter-over-quarter was primarily driven by the delayed start on a government services project. We continue to expect that the investments we have made in new offices and technology will add margin improvement going forward.

Looking Forward

We continue to expect increased opportunities for our Professional Services, Oil & Gas, Utility T&D and Canada segments and continue to focus on driving the process-oriented culture change that has positively impacted safety performance over the last two years and operating results over the last five quarters. This focus on risk identification and mitigation and on lines of service which are underperforming, with the objective of generating improved operating results, cash flow and margins, will continue to be the focus of management actions throughout 2014. We will continue to take actions to remediate or exit lines of service which are not performing to expectations and focus on expansion of services which contribute superior risk adjusted margins and demonstrate growth potential in all of our segments.

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

A reconciliation of Adjusted EBITDA from continuing operations to U.S. GAAP financial information follows (in thousands):

	Six Months Ended
	June 30, 2014	June 30, 2013
Income (loss) from continuing operations	$8,355	$(14,095)
Interest expense, net	15,195	15,109
Provision for income taxes	6,297	3,738
Depreciation and amortization	18,559	20,726
Loss on early extinguishment of debt	948	—
Stock based compensation	4,509	2,761
Restructuring and reorganization costs	220	154
Gain on disposal of property and equipment	(2,721)	(1,032)

Adjusted EBITDA from continuing operations	$51,362	$27,361

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

At June 30, 2014, total backlog was approximately $1.7 billion and 12 month backlog was approximately $0.9 billion. In comparison to December 31, 2013, total backlog decreased approximately $257.5 million and 12 month backlog decreased approximately $95.6 million. These decreases are primarily related to the burn-off of backlog on certain significant Oil & Gas projects and the continued work-off of MSAs, which are subject to renewal options in future years.

The following tables (in thousands) show our backlog from continuing operations by operating segment and geographic location as of June 30, 2014 and December 31, 2013:

	June 30, 2014				December 31, 2013
	12 Month	Percent	Total	Percent	12 Month	Percent	Total	Percent
Oil & Gas	$294,200	31.2%	$297,011	17.3%	$367,726	35.4%	$368,776	18.7%
Utility T&D	302,101	32.0%	946,321	55.3%	298,202	28.7%	978,535	49.7%
Professional Services	169,415	17.9%	213,557	12.5%	194,283	18.7%	256,981	13.0%
Canada	178,108	18.9%	255,812	14.9%	179,175	17.2%	365,946	18.6%

Total Backlog	$943,824	100.0%	$1,712,701	100.0%	$1,039,386	100.0%	$1,970,238	100.0%

	June 30, 2014		December 31, 2013
	Total	Percent	Total	Percent
Total Backlog by Geographic Region
United States	$1,453,981	84.9%	$1,599,796	81.2%
Canada	255,812	14.9%	365,946	18.6%
Other International	2,908	0.2%	4,496	0.2%

Backlog	$1,712,701	100.0%	$1,970,238	100.0%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In our Annual Report on Form 10-K for the year ended December 31, 2013, we identified and disclosed our significant accounting policies. Subsequent to December 31, 2013, there has been no change to our significant accounting policies.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

(in thousands)

	2014	2013	Change
Contract revenue
Oil & Gas	$237,777	$134,368	$103,409
Utility T&D	111,936	128,321	(16,385)
Professional Services	100,395	87,423	12,972
Canada	95,277	87,425	7,852
Eliminations	(1,828)	(1,692)	(136)

Total	543,557	435,845	107,712
General and administrative	39,373	41,004	(1,631)
Operating income (loss)
Oil & Gas	(7,849)	(21,830)	13,981
Utility T&D	8,968	15,628	(6,660)
Professional Services	6,906	8,185	(1,279)
Canada	10,481	4,308	6,173

Total	18,506	6,291	12,215
Other expense	(8,576)	(7,727)	(849)

Income (loss) from continuing operations before income taxes	9,930	(1,436)	11,366
Provision for income taxes	2,962	1,126	1,836

Income (loss) from continuing operations	6,968	(2,562)	9,530
Loss from discontinued operations net of provision for income taxes	(10,620)	(4,339)	(6,281)

Net loss	$(3,652)	$(6,901)	$3,249

Consolidated Results

Contract Revenue

Contract revenue increased $107.7 million in the second quarter of 2014 primarily related to higher utilization and increased demand in a number of service offerings within our Oil & Gas segment and continued growth within our Canada and Professional Services segments. The increase was partially offset by a reduction of activity in our electric transmission construction services within our Utility T&D segment primarily due to the completion of two Texas CREZ transmission construction projects in the same period last year.

General and Administrative Expenses

General and administrative expense as a percentage of contract revenue decreased to 7.2 percent in the second quarter of 2014 as compared to 9.4 percent in the second quarter of 2013. This change is primarily due to an increase in contract revenue in the current quarter without a corresponding increase in support and overhead costs.

Operating Income

Operating income increased $12.2 million in the second quarter of 2014 driven primarily by continued profitability in our Canada segment in addition to improved performance in our regional delivery services within our Oil & Gas segment, whose prior period losses were the result of ineffective project management and execution. The overall increase was partially offset by decreased performance in our electric transmission construction services within our Utility T&D segment primarily due to the completion of two Texas CREZ transmission construction projects in the same period last year, as well as losses generated by one construction project in our Oil & Gas segment.

Other Expense

Other expense increased $0.8 million in the second quarter of 2014, primarily due to a one-time debt extinguishment charge of $0.9 million related to the write-off of Original Issue Discount and financing costs, which resulted from an early payment of debt under our 2013 Term Loan Facility.

Provision for Income Taxes

Provision for income taxes increased $1.8 million in the second quarter of 2014 primarily attributed to increased profitability in our Canada segment, which is subject to an income tax provision. We have not recorded the benefit of current year losses in the United States for the second quarter of 2014 as our U.S. federal and state deferred tax assets continue to be covered by valuation allowances.

Loss from Discontinued Operations, Net of Taxes

Loss from discontinued operations increased $6.3 million in the second quarter of 2014 primarily due to an $8.2 million loss on the sale of our union refinery maintenance turnaround business unit, a related fabrication facility and associated tools and equipment (“CTS”) which was recorded in the second quarter of 2014. The increase was partially offset by decreased losses attributed to the Maine Power Reliability Program (“MPRP”) Project, quarter-over-quarter.

Segment Results

Oil & Gas Segment

Contract revenue increased $103.4 million in the second quarter of 2014 primarily related to higher utilization and increased demand within our cross-country pipeline, downstream, and regional delivery services.

Operating loss decreased $14.0 million in the second quarter of 2014 primarily related to improved performance within our regional delivery and downstream services. This increase was partially offset by losses generated by one construction project.

Utility T&D Segment

Contract revenue decreased $16.4 million in the second quarter of 2014 driven primarily by a reduction in activity in our electric transmission construction services in Texas primarily related to the completion of two Texas CREZ transmission construction projects in the same period last year. The decrease was partially offset by growth in distribution MSA work in Texas and the Mid-Atlantic region.

Operating income decreased $6.7 million in the second quarter of 2014 also driven primarily by the completion of the two Texas CREZ transmission construction projects referenced above. The decrease was partially offset by improved margins associated with distribution MSA work.

Professional Services Segment

Contract revenue increased $13.0 million in the second quarter of 2014 primarily from increased demand and growth in our engineering and EPC services partially offset by decreased activity in government services mainly related to the delayed start of projects under contract.

Operating income decreased $1.3 million in the second quarter of 2014 primarily within our government services mainly due to the delayed start of projects under contract. The decrease was partially offset by strong execution and performance on EPC projects and higher margins in our integrity service offerings.

Canada Segment

Contract revenue increased $7.9 million in the second quarter of 2014 primarily attributed to the continued large volume of work on all lines of service including several significant specialty service and lump-sum projects.

Operating income increased $6.2 million in the second quarter of 2014 primarily due to increased profitability in our tanks and facilities service offerings as well as a greater volume of lump-sum projects which produced higher margins quarter-over-quarter.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

(in thousands)

	2014	2013	Change
Contract revenue
Oil & Gas	$431,831	$302,904	$128,927
Utility T&D	208,269	241,525	(33,256)
Professional Services	187,820	165,888	21,932
Canada	212,356	199,420	12,936
Eliminations	(3,335)	(2,981)	(354)

Total	1,036,941	906,756	130,185
General and administrative	77,704	77,472	232
Operating income (loss)
Oil & Gas	(10,029)	(36,305)	26,276
Utility T&D	8,737	17,521	(8,784)
Professional Services	9,144	8,798	346
Canada	23,054	14,815	8,239

Total	30,906	4,829	26,077
Other expense	(16,254)	(15,186)	(1,068)

Income (loss) from continuing operations before income taxes	14,652	(10,357)	25,009
Provision for income taxes	6,297	3,738	2,559

Income (loss) from continuing operations	8,355	(14,095)	22,450
Income (loss) from discontinued operations net of provision for income taxes	(18,614)	11,386	(30,000)

Net loss	$(10,259)	$(2,709)	$(7,550)

Consolidated Results

Contract Revenue

Contract revenue increased $130.2 million in the first six months of 2014 primarily related to higher utilization and increased demand in a number of service offerings within our Oil & Gas segment and continued growth within our Canada and Professional Services segments. The increase was partially offset by a reduction of activity in our electric transmission construction services within our Utility T&D segment primarily due to the completion of two Texas CREZ transmission construction projects in the same period last year.

General and Administrative Expenses

General and administrative expense as a percentage of contract revenue decreased to 7.5 percent for the first six months of 2014 compared to 8.5 percent for the six months of 2013. This change is primarily due to an increase in contract revenue during the first half of the year without a corresponding increase in support and overhead costs.

Operating Income

Operating income increased $26.1 million in the first six months of 2014 driven primarily by continued profitability in our Canada segment in addition to improved performance in our regional delivery services within our Oil & Gas segment, whose prior period losses were the result of ineffective project management and execution. The overall increase was partially offset by decreased performance in our electric transmission construction services within our Utility T&D segment primarily due to the completion of two Texas CREZ transmission construction projects in the same period last year, as well as losses generated by one construction project in our Oil & Gas segment.

Other Expense

Other expense increased $1.1 million in the first six months of 2014 primarily due to a one-time debt extinguishment charge of $0.9 million in the second quarter of 2014 related to the write-off of Original Issue Discount and financing costs, which resulted from an early payment of debt under our 2013 Term Loan Facility.

Provision for Income Taxes

Provision for income taxes increased $2.6 million in the first six months of 2014 primarily attributed to increased profitability in our Canada segment, which is subject to an income tax provision. We have not recorded the benefit of current year losses in the United States for the first six months of 2014 as our U.S. federal and state deferred tax assets continue to be covered by valuation allowances.

Income (Loss) from Discontinued Operations, Net of Taxes

Income (loss) from discontinued operations decreased $30.0 million in the first six months of 2014 primarily due to the $23.6 million gain recorded in 2013 related to the sale of Willbros Middle East Limited, which held our operations in Oman. The decrease was also related, in part, to an $8.2 million loss on the sale of CTS, which was recorded in the second quarter of 2014. The overall decrease was partially offset by reduced losses attributed to the MPRP Project, period-over-period.

Segment Results

Oil & Gas Segment

Contract revenue increased $128.9 million during the first six months of 2014 primarily related to higher utilization in our cross-country pipeline, facilities, and downstream services.

Operating loss decreased $26.3 million during the first six months of 2014 primarily related to improved performance within our regional delivery and downstream services. This loss was partially offset by losses generated by one construction project.

Utility T&D Segment

Contract revenue decreased $33.3 million in the first six months of 2014 driven primarily by a reduction in activity in our electric transmission construction services related to the completion of two Texas CREZ transmission construction projects in the same period last year. The decrease was partially offset by growth in distribution MSA work in Texas and the Mid-Atlantic region.

Operating income decreased $8.8 million in the first six months of 2014 also driven primarily by the completion of two Texas CREZ transmission construction projects referenced above. The decrease was partially offset by improved margins associated with distribution MSA work.

Professional Services Segment

Contract revenue increased $21.9 million in the first six months of 2014 primarily from increased demand and growth in our engineering, integrity and EPC service offerings partially offset by decreased activity in government services mainly related to the delayed start of projects under contract.

Operating income increased $0.3 million in the first six months of 2014 as a result of strong execution and performance on our engineering, integrity and EPC projects. The increase was partially offset by increased losses in our government services mainly due to the delayed start of projects under contract.

Canada Segment

Contract revenue increased $12.9 million in the first six months of 2014 primarily attributed to the continued large volume of work on all lines of service including several specialty service and lump-sum projects.

Operating income increased $8.2 million in the first six months of 2014 primarily due to increased profitability in a number of service offerings including fabrication, electrical and instrumentation and other tanks, facilities, projects and specialty services.

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

Advances under the U.S. and Canadian Facility are limited to a borrowing base consisting of the sum of 85 percent of the value of “eligible accounts” and 60 percent of the value of “eligible unbilled accounts” less applicable reserves, which the administrative agent may establish from time to time in its permitted discretion. Eligible unbilled accounts may not exceed $50.0 million in the aggregate. Advances in U.S. dollars bear interest at a rate equal to London Inter-Bank Offered Rate (“LIBOR”) or the U.S. or Canadian base rate plus an additional margin. Advances in Canadian dollars bear interest at the Bankers Acceptance (“BA”) Equivalent Rate or the Canadian prime rate plus an additional margin.

The interest rate margins are adjusted each quarter based on our fixed charge coverage ratio as of the end of the previous quarter as follows:

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

Covenants

The table below sets forth the primary financial covenants included in the 2013 Credit Facilities and calculation with respect to these covenants at June 30, 2014:

	Covenants Requirements	Pro-Forma Ratios at June 30, 2014
Maximum Total Leverage Ratio(1) under the 2013 Term Loan Facility (the ratio of Consolidated Debt to Consolidated EBITDA as defined in the credit agreement for the 2013 Term Loan Facility) should be equal to or less than:	3.00 to 1	2.27
Minimum Interest Coverage Ratio under the 2013 Term Loan Facility (the ratio of Consolidated EBITDA to Consolidated Interest Expense as defined in the credit agreement for the 2013 Term Loan Facility) should be equal to or greater than:	3.50 to 1	4.17

Minimum Fixed Charge Coverage Ratio(2) under the ABL Credit Facility (the ratio of Consolidated EBITDA less Capital Expenditures and cash income taxes to Consolidated Interest Expense, Restricted Payments made in cash and scheduled cash principal payments made on borrowed money as defined in the credit agreement for the ABL Credit Facility) should be equal to or greater than:

	1.15 to 1	N/A

(1)	The Maximum Total Leverage Ratio decreases to 2.75 as of March 31, 2015.
(2)	The Minimum Fixed Charge Coverage Ratio is applicable only if excess availability under the ABL Credit Facility is less than the greater of 15 percent of the commitments or $22.5 million. In addition, prepayments of indebtedness under the 2013 Term Loan Facility are permitted if excess availability under the ABL Credit Facility exceeds the greater of 20 percent of the commitments and $30.0 million and the borrowers and guarantors are in compliance with the Minimum Fixed Charge Coverage Ratio on a pro forma basis immediately prior to and giving effect to the prepayment. Prepayments of indebtedness under the 2013 Term Loan Facility are permitted without restriction to the extent such prepayments are from the proceeds of dispositions of the Term Loan Priority Collateral.

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

A default under the 2013 Credit Facilities may be triggered by events such as a failure to comply with financial covenants or other covenants under the 2013 Credit Facilities, a failure to make payments when due under the 2013 Credit Facilities, a failure to make payments when due in respect of, or a failure to perform obligations relating to, debt obligations in excess of $15.0 million, a change of control of the Company and certain insolvency proceedings. A default under the ABL Credit Facility would permit the lenders to terminate their commitment to make cash advances or issue letters of credit, require the immediate repayment of any outstanding cash advances with interest and require the cash collateralization of outstanding letter of credit obligations. A default under the 2013 Term Loan Facility would permit the lenders to require the immediate repayment of all principal, interest, fees and other amounts thereunder. As of June 30, 2014, we were in compliance with all covenants under the 2013 Credit Facilities.

As of June 30, 2014, we had $30.0 million in outstanding revolver borrowings. Our unused availability under our June 30, 2014 borrowing base certificate was $47.1 million on a borrowing base of $142.9 million and outstanding letters of credit of $65.8 million. If our unused availability under the ABL Credit Facility is less than the greater of (i) 15 percent of the revolving commitments or $22.5 million for five consecutive days, or (ii) 12.5 percent of the revolving commitments or $18.8 million at any time, or upon the occurrence of certain events of default under the ABL Credit Facility, we are subject to increased reporting requirements, the administrative agent shall have exclusive control over any deposit account, we shall not have any right of access to, or withdrawal from, any deposit account, or any right to direct the disposition of funds in any deposit account and amounts in any deposit account will be applied to reduce the outstanding amounts under the ABL Credit Facility.

In the second quarter of 2014, we made an early payment of $25.0 million against our 2013 Term Loan Facility through proceeds received through the sale of CTS. As a result of this early payment, we recorded debt extinguishment costs of $0.9 million, which consisted of Original Issue Discount and financing costs.

We continue to pursue additional opportunities to reduce our indebtedness, which may include additional sales of non-strategic and under-performing assets (including equipment, real property and businesses) as well as accessing capital markets.

Settlement Agreement

On March 29, 2012, we entered into a settlement agreement (the “Settlement Agreement”) with WAPCo to settle the West Africa Gas Pipeline project litigation. The Settlement Agreement provides that we must make payments to WAPCo totaling $55.5 million of which $14.0 million was paid in 2012, $5.0 million was paid in 2013, and $3.8 million was paid in July 2014. The remaining $32.7 million is due at the end of the fourth quarter of 2014. We intend to fund the final payments due under the Settlement Agreement through cash flow from operations, proceeds from potential asset sales, or through available borrowings under our ABL Credit Facility.

For additional information regarding the Settlement Agreement, see the discussion in Note 13 – Discontinued Operations.

Cash Balances

As of June 30, 2014, we had cash and cash equivalents of $28.3 million. Our cash and cash equivalent balances held in the United States and foreign countries were $18.2 million and $10.1 million, respectively. In 2011, we discontinued our strategy of reinvesting non-U.S. earnings in foreign operations.

Our working capital position for continuing operations increased $63.7 million to $267.0 million at June 30, 2014 from $203.3 million at December 31, 2013, largely attributable to increased accounts receivable and to an increase in unbilled revenue partially offset by increased accounts payable. We expect that our liquidity will improve as we increase our project billings and collections from customers.

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

Cash flows provided by (used in) continuing operations by type of activity were as follows for the six months ended June 30, 2014 and 2013 (in thousands):

	2014	2013	Increase (Decrease)
Operating activities	$(48,084)	$5,512	$(53,596)
Investing activities	41,626	34,741	6,885
Financing activities	(19,583)	(44,009)	24,426
Effect of exchange rate changes	(106)	(519)	413

Cash used in all continuing activities	$(26,147)	$(4,275)	$(21,872)

Operating Activities

Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of collection of receivables and the settlement of payables and other obligations. Working capital needs are generally higher during the summer and fall months when the majority of our capital-intensive projects are executed. Conversely, working capital assets are typically converted to cash during the late fall and winter months. Operating activities from continuing operations used net cash of $48.1 million during the six months ended June 30, 2014 as compared to $5.5 million provided during the same period of 2013. The $53.6 million decrease in cash flow provided by operating activities is primarily a result of the following:

•	A decrease in cash flow provided by accounts receivable of $91.5 million related to a decrease in customer cash collections during the period, specifically attributable to the timing of collections on one project in our Canada segment as well as extended payment terms on a project in our Oil & Gas segment;

•	An increase in cash flow used by prepaids and other assets of $18.5 million attributed primarily to changes in business activity as well as the timing of prepaid policies; and

•	A decrease in cash flow provided by contracts in progress of $9.2 million primarily related to decreased billings on projects during the period.

This was partially offset by:

•	A decrease in cash flow used by accounts payable of $45.5 million attributed primarily to a decrease of cash payments to vendors during the period as we balance our receivable collections with our vendor payments; and

•	An increase in cash flow provided by continuing operations of $20.0 million related to an increase in net income, adjusted for any non-cash items.

Investing Activities

Investing activities provided net cash of $41.6 million during the six months ended June 30, 2014 as compared to $34.7 million provided during the same period in 2013. The $6.9 million increase in cash flow provided by investing activities is primarily the result of the difference between the proceeds from sales of subsidiaries in the first six months of 2014 as compared to the first six months of 2013. We received $21.2 million in proceeds for the sale of the Hawkeye business in the first quarter of 2014 and $25.0 million in proceeds for the sale of the CTS business in the second quarter of 2014 as compared to $38.9 million in proceeds received in the first quarter of 2013 for the sale of Willbros Middle East Limited, which held our operations in Oman.

Financing Activities

Financing activities used net cash of $19.6 million during the six months ended June 30, 2014 as compared to $44.0 million used during the same period of 2013. The $24.4 million decrease in cash flow used in financing activities is primarily a result of the $51.1 million decrease in payments against our revolver and notes payable during the first six months of 2014 as compared to the same period in 2013. This decrease was partially offset by a $28.5 million increase in payments against our Term Loan during the six months ended June 30, 2014.

Discontinued Operations

Cash flows provided by discontinued operations increased $7.3 million in the first six months of 2014 as compared to the same period in 2013. This increase was primarily due to the receipt of $17.0 million in settlement proceeds from the Central Maine Power Company, partially offset by continued losses attributed to the MPRP Project.

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

In September 2010, we entered into two interest rate swap agreements for a total notional amount of $150.0 million to hedge changes in the variable rate interest expense on $150.0 million of our then existing or replacement LIBOR indexed debt. Under each swap agreement, we received interest at either three-month LIBOR or 2 percent (whichever is greater) and paid interest at a fixed rate of 2.68 percent through June 30, 2014. Through August 7, 2013, the swap agreements were designated and qualified as cash flow hedging instruments, with the effective portion of the swaps’ change in fair value recorded in OCI. Amounts in OCI are reclassified to interest expense when the hedged interest payments on the underlying debt are recognized during the period when the swaps were designated as cash flow hedges. Through August 7, 2013, the swaps were highly effective hedges, and only an immaterial amount of hedge ineffectiveness has been recorded in the Condensed Consolidated Statements of Operations. On August 7, 2013, the swaps were de-designated due to the refinancing of the underlying debt, which decreased the interest rate floor from 2 percent to 1.25 percent. In addition, on August 7, 2013, each swap agreement was transferred to another party through a novation transaction, which increased our interest rate to 2.70 percent through June 30, 2014. Changes in the value of the swaps that remain open are reported in earnings and were immaterial for the three and six months ended June 30, 2014.

The carrying amount and fair value of these swap agreements are equivalent since we account for these instruments at fair value. The values are derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. For validation purposes, the swap valuations are periodically compared to those produced by swap counterparties. Amounts of OCI relating to the interest rate swaps expected to be recognized in interest expense in the coming twelve months totaled $1.9 million.

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

Our industry is capital intensive and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. As such, we are focused on the following significant capital requirements:

•	Providing working capital for projects in process and those scheduled to begin in 2014; and

•	Funding our 2014 capital budget of approximately $28.8 million of which $20.8 million remained unspent as of June 30, 2014.

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

In September 2010, we entered into two interest rate swap agreements for a total notional amount of $150.0 million to hedge changes in the variable rate interest expense on $150.0 million of our then existing or replacement LIBOR indexed debt. Under each swap agreement, we were to receive interest at either three-

month LIBOR or 2 percent (whichever was greater) and pay interest at a fixed rate of 2.68 percent through June 30, 2014. Through August 7, 2013, the swap agreements were designated and qualified as cash flow hedging instruments, with the effective portion of the swaps’ change in fair value recorded in OCI. Amounts in OCI were reclassified to interest expense when the hedged interest payments on the underlying debt were recognized during the period when the swaps were designated as cash flow hedges. Through August 7, 2013, the swaps were highly effective hedges, and only an immaterial amount of hedge ineffectiveness has been recorded in the Consolidated Statements of Operations. On August 7, 2013, the swaps were de-designated due to the refinancing of the underlying debt, which decreased the interest rate floor from 2 percent to 1.25 percent. In addition, on August 7, 2013, each swap agreement was transferred to another party through a novation transaction, which increased our interest rate to 2.70 percent through June 30, 2014. Changes in the value of the swaps that remain open are reported in earnings and were immaterial for the three and six months ended June 30, 2014.

The carrying amount and fair value of the swap agreements are equivalent since we account for these instruments at fair value. The fair value of the swap agreements was $4.1 million at June 30, 2014 and was based on using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates. A 100 basis point increase in interest rates would increase the fair value of the swaps by $3.5 million. Conversely, a 100 basis point decrease in interest rates (subject to minimum rates of zero) would decrease the fair value of the swaps by $2.7 million.

Foreign Currency Risk

We are exposed to market risk associated with changes in non-U.S. (primarily Canada) currency exchange rates. To mitigate our risk, we may borrow Canadian dollars under our Canadian Facility to settle U.S. dollar account balances.

We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expense in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expense in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at June 30, 2014 and 2013.

Other

The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities shown in the Condensed Consolidated Balance Sheets approximate fair value at June 30, 2014 due to the generally short maturities of these items. At June 30, 2014, we invested primarily in short-term dollar denominated bank deposits. We have the ability and expect to hold our investments to maturity

ITEM 4. CONTROLS AND PROCEDURES

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

As of June 30, 2014, we have carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2014.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see the discussion under the caption “Contingencies” in Note 11 – Contingencies, Commitments and Other Circumstances of our “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Form 10-Q, which information from Note 11 is incorporated by reference herein.

Item 1A. Risk Factors

There have been no material changes to the risk factors involving us from those previously disclosed in Item 1A of Part I included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of our common stock by us during the quarter ended June 30, 2014:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2014 – April 30, 2014	22,610	$12.20	—	—
May 1, 2014 – May 31, 2014	7,439	10.78	—	—
June 1, 2014 – June 30, 2014	—	—	—	—

Total	30,049	$11.85	—	—

(1)	Represents shares of common stock acquired from certain of our officers and key employees under the share withholding provisions of our 1996 Stock Plan and 2010 Stock and Incentive Compensation Plan for the payment of taxes associated with the vesting of shares of restricted stock and restricted stock units granted under such plans.
(2)	The price paid per common share represents the closing sales price of a share of our common stock, as reported in the New York Stock Exchange composite transactions, on the day that the stock was acquired by us.

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

10.1	Waiver and Second Amendment to Loan, Security and Guaranty Agreement dated as of April 1, 2014 among certain subsidiaries of Willbros Group, Inc. party thereto, as U.S. Borrowers, Willbros Construction Services (Canada) L.P., as Canadian Borrower, and Willbros Group, Inc. and the other persons party thereto from time to time as Guarantors, certain financial institutions party thereto, as Lenders, and Bank of America, N.A., as collateral agent and administrative agent (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended March 31, 2014, filed May 6, 2014).

10.2	Second Amendment dated as of April 1, 2014 to the Credit Agreement dated as of August 7, 2013, as amended by the First Amendment thereto dated as of December 12, 2013, among Willbros Group, Inc., as Borrower and the other persons party thereto as Guarantors, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended March 31, 2014, filed May 6, 2014).

10.3	Waiver and Release Agreement dated as of May 19, 2014, between Willbros Group, Inc. and Jerrit Coward.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLBROS GROUP, INC.

Date: August 4, 2014	By:	/s/ Van A. Welch
Van A. Welch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

Exhibit
Number	Description

10.1	Waiver and Second Amendment to Loan, Security and Guaranty Agreement dated as of April 1, 2014 among certain subsidiaries of Willbros Group, Inc. party thereto, as U.S. Borrowers, Willbros Construction Services (Canada) L.P., as Canadian Borrower, and Willbros Group, Inc. and the other persons party thereto from time to time as Guarantors, certain financial institutions party thereto, as Lenders, and Bank of America, N.A., as collateral agent and administrative agent (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended March 31, 2014, filed May 6, 2014).

10.2	Second Amendment dated as of April 1, 2014 to the Credit Agreement dated as of August 7, 2013, as amended by the First Amendment thereto dated as of December 12, 2013, among Willbros Group, Inc., as Borrower and the other persons party thereto as Guarantors, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended March 31, 2014, filed May 6, 2014).

10.3	Waiver and Release Agreement dated as of May 19, 2014, between Willbros Group, Inc. and Jerrit Coward.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.