Form 10-Q/A
period 2014-03-31
Willbros Group, Inc.\NEW\
filed 2014-12-15
CIK 1449732

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
Exact name of registrant as specified in its charter)

Delaware	30-0513080
(Jurisdiction of incorporation)	(I.R.S. Employer Identification Number)
4400 Post Oak Parkway
Suite 1000
Houston, TX 77027
Telephone No.: 713-403-8000
(Address, including zip code, and telephone number, including area code, of principal executive offices of registrant)

NOT APPLICABLE
(Former name, former address and former fiscal year, if change since last report)

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

WILLBROS GROUP, INC.
FORM 10-Q/A
FOR QUARTER ENDED MARCH 31, 2014

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 ("Form 10-Q/A") to its Form 10-Q for the quarterly period ended March 31, 2014, which was originally filed on May 6, 2014 ("Original Filing") to restate its Condensed Consolidated Financial Statements for the quarterly period ended March 31, 2014 and to amend related disclosures, including its disclosure controls and procedures.

As described in more detail in Note 2 of the Notes to its Condensed Consolidated Financial Statements, in the fourth quarter of 2014, the Company identified errors in the estimated total revenues, costs and profits at completion for two significant pipeline construction projects accounted for under the percentage-of-completion method of accounting within its Oil & Gas segment. As a result of these errors, additional pre-tax charges, including the reversal of previously recognized pre-tax income and the recognition of additional pre-tax losses, should have been recorded in the quarterly period ended March 31, 2014. The accounting for the correction of these errors, giving consideration to all project information to date, resulted in the earlier recognition of an $18.8 million charge to reduce contract profitability for the quarterly period ended March 31, 2014, of which $17.9 million was previously recognized during the quarterly period ended June 30, 2014. To correct these errors and to address matters related to the foregoing with respect to its disclosure controls and procedures, the Company determined that it must file this Form 10-Q/A to restate its previously issued Condensed Consolidated Financial Statements for the quarterly period ended March 31, 2014.

The Company determined that a material weakness in its internal control over financial reporting existed over the completeness and accuracy of estimated total revenues, costs and profits at completion for construction contracts accounted for under the percentage-of-completion method of accounting within its Oil & Gas segment as of March 31, 2014. Specifically, the Company did not adequately perform project oversight reviews and monitor compliance with its policies and procedures around estimating total revenues, costs and profits at completion for two significant pipeline construction projects. The effects of this material weakness are discussed in more detail in Item 4. Controls and Procedures.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, this Form 10-Q/A amends and restates only the following items of the Original Filing and only with respect to the matters affected by this restatement and the matters discussed above:

•	Item 1 of Part I, “Financial Information”;

•	Item 2 of Part I, “Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Forward-Looking Statements";

•	Item 4 of Part I, “Controls and Procedures”;

•	Item 6 of Part II, “Exhibits”; and

•
The signature page, the certifications of our Chief Executive Officer and Chief Financial Officer and our condensed consolidated financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2014 (As Restated)	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$53,877	$42,569
Accounts receivable, net	364,513	383,461
Contract cost and recognized income not yet billed	97,925	57,431
Prepaid expenses and other assets	29,091	25,008
Parts and supplies inventories	5,227	4,355
Deferred income taxes	10,278	10,323
Assets associated with discontinued operations	15,999	58,723
Total current assets	576,910	581,870
Property, plant and equipment, net	108,675	111,566
Intangible assets, net	139,410	143,139
Other assets	31,184	34,093
Total assets	$856,179	$870,668
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$272,039	$259,060
Contract billings in excess of cost and recognized income	49,202	25,933
Current portion of capital lease obligations	845	890
Notes payable and current portion of long-term debt	6,335	6,505
Current portion of settlement obligation of discontinued operations	36,500	36,500
Accrued income taxes	6,698	10,022
Liabilities associated with discontinued operations	13,411	10,130
Other current liabilities	5,483	5,846
Total current liabilities	390,513	354,886
Long-term debt	245,749	268,425
Capital lease obligations	1,165	1,388
Long-term liabilities for unrecognized tax benefits	1,442	4,544
Deferred income taxes	12,212	9,066
Other long-term liabilities	43,153	43,585
Total liabilities	694,234	681,894
Contingencies and commitments (Note 11)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 70,000,000 shares authorized and 51,302,630 shares issued at March 31, 2014 (50,930,303 at December 31, 2013)	2,557	2,543
Capital in excess of par value	693,011	691,123
Accumulated deficit	(526,908)	(501,918)
Treasury stock at cost, 1,227,717 shares at March 31, 2014 (1,147,974 at December 31, 2013)	(12,963)	(12,070)
Accumulated other comprehensive income	5,959	8,807
Total Willbros Group, Inc. stockholders’ equity	161,656	188,485
Noncontrolling interest	289	289
Total stockholders’ equity	161,945	188,774
Total liabilities and stockholders’ equity	$856,179	$870,668
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2014 (As Restated)	2013
Contract revenue	$500,899	$487,359
Operating expenses:
Contract	466,124	447,517
Amortization of intangibles	3,771	3,762
General and administrative	38,029	37,638
	507,924	488,917
Operating loss	(7,025)	(1,558)
Other income (expense):
Interest expense, net	(7,718)	(7,690)
Other, net	39	231
	(7,679)	(7,459)
Loss from continuing operations before income taxes	(14,704)	(9,017)
Provision for income taxes	3,669	2,612
Loss from continuing operations	(18,373)	(11,629)
Income (loss) from discontinued operations net of provision for income taxes	(6,617)	15,821
Net income (loss)	$(24,990)	$4,192
Basic income (loss) per share attributable to Company shareholders:
Loss from continuing operations	$(0.38)	$(0.24)
Income (loss) from discontinued operations	(0.14)	0.33
Net income (loss)	$(0.52)	$0.09
Diluted income (loss) per share attributable to Company shareholders:
Loss from continuing operations	$(0.38)	$(0.24)
Income (loss) from discontinued operations	(0.14)	0.33
Net income (loss)	$(0.52)	$0.09
Weighted average number of common shares outstanding:
Basic	48,847,349	48,307,330
Diluted	48,847,349	48,307,330
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014 (As Restated)	2013
Net income (loss)	$(24,990)	$4,192
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(2,063)	(1,001)
Changes in derivative financial instruments	(785)	228
Total other comprehensive loss, net of tax	(2,848)	(773)
Total comprehensive income (loss)	$(27,838)	$3,419
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014 (As Restated)	2013
Cash flows from operating activities:
Net income (loss)	$(24,990)	$4,192
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss (income) from discontinued operations	6,617	(15,821)
Depreciation and amortization	9,941	11,070
Stock-based compensation	2,494	821
Deferred income tax provision	3,177	64
Amortization of debt issuance costs	156	1,354
Non-cash interest expense	302	758
Gain on disposal of property and equipment	(1,242)	(1,100)
Provision for bad debts	68	51
Changes in operating assets and liabilities:
Accounts receivable, net	15,649	(17,120)
Contract cost and recognized income not yet billed	(40,799)	17,571
Prepaid expenses and other assets	(4,135)	13,167
Accounts payable and accrued liabilities	13,968	(5,047)
Accrued income taxes	(3,073)	(3,554)
Contract billings in excess of cost and recognized income	23,384	(14,470)
Other assets and liabilities, net	(3,721)	(6,530)
Cash used in operating activities of continuing operations	(2,204)	(14,594)
Cash provided by (used in) operating activities of discontinued operations	17,266	(7,693)
Cash provided by (used in) operating activities	15,062	(22,287)
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	1,742	798
Proceeds from sale of subsidiary	21,152	38,900
Purchase of property, plant and equipment	(3,635)	(2,646)
Cash provided by investing activities of continuing operations	19,259	37,052
Cash used in investing activities of discontinued operations	—	(235)
Cash provided by investing activities	19,259	36,817
Cash flows from financing activities:
Proceeds from revolver and notes payable	—	5,722
Payments on capital leases	(268)	(379)
Payments of revolver and notes payable	(19,097)	(59,413)
Payments on Term Loan Facility	(2,902)	—
Payments to reacquire common stock	(893)	(454)
Cost of debt issuance	—	(1,274)
Payments to noncontrolling interest owners	—	(3,100)
Cash used in financing activities of continuing operations	(23,160)	(58,898)
Cash used in financing activities of discontinued operations	(71)	(86)
Cash used in financing activities	(23,231)	(58,984)
Effect of exchange rate changes on cash and cash equivalents	(823)	(228)
Net increase (decrease) in cash and cash equivalents	10,267	(44,682)
Cash and cash equivalents of continuing operations at beginning of period	42,569	48,778
Cash and cash equivalents of discontinued operations at beginning of period	1,041	5,602
Cash and cash equivalents at beginning of period	43,610	54,380
Cash and cash equivalents at end of period	53,877	9,698
Less: cash and cash equivalents of discontinued operations at end of period	—	—
Cash and cash equivalents of continuing operations at end of period	$53,877	$9,698
Supplemental disclosures of cash flow information:
Cash paid for interest (including discontinued operations)	$7,037	$5,925
Cash paid for income taxes (including discontinued operations)	$7,216	$6,215
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
The accompanying Condensed Consolidated Balance Sheet as of December 31, 2013, which has been derived from audited consolidated financial statements, and the unaudited Condensed Consolidated Financial Statements as of March 31, 2014 (restated) and 2013, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. However, the Company believes the presentations and disclosures herein are adequate to make the information not misleading. These restated unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s December 31, 2013 audited Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
In the opinion of management, the restated unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary to fairly state the financial position as of March 31, 2014, and the results of operations and cash flows of the Company for all interim periods presented. The results of operations and cash flows for the three months ended March 31, 2014 are not necessarily indicative of the operating results and cash flows to be achieved for the full year.
The restated Condensed Consolidated Financial Statements include certain estimates and assumptions made by management. These estimates and assumptions relate to the reported amounts of assets and liabilities at the dates of the restated Condensed Consolidated Financial Statements and the reported amounts of revenue and expense during those periods. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment, and parts and supplies inventories; quantification of amounts recorded for contingencies, tax accruals and certain other accrued liabilities; valuation allowances for accounts receivable and deferred income tax assets; and revenue recognition under the percentage-of-completion method of accounting, including estimates of progress toward completion and estimates of gross profit or loss accrual on contracts in progress. The Company bases its estimates on historical experience and other assumptions that it believes to be relevant under the circumstances. Actual results could differ from those estimates.
Out-of-Period Adjustments – The Company recorded out-of-period adjustments during the three months ended March 31, 2014 related to the calculation of its state tax provision and the overstatement of rent expense. The net impact of these adjustments was an increase to pre-tax loss, as restated, of $0.2 million and a decrease to net loss from continuing operations, as restated, and net loss, as restated, of $0.3 million for the three months ended March 31, 2014. The Company does not believe these adjustments are material, individually or in the aggregate, to its Condensed Consolidated Financial Statements for the three months ended March 31, 2014, nor does it believe such items are material to any of its previously issued annual or quarterly financial statements, or its expected 2014 annual financial statements.

2. Restatement of Previously Reported Condensed Consolidated Financial Statements
In the fourth quarter of 2014, the Company identified errors in the estimated total revenues, costs and profits at completion for two significant pipeline construction projects accounted for under the percentage-of-completion method of accounting within its Oil & Gas segment. As a result of these errors, additional pre-tax charges, including the reversal of previously recognized pre-tax income and the recognition of additional pre-tax losses, should have been recorded in the quarterly period ended March 31, 2014. The accounting for the correction of these errors, giving consideration to all project information to date, resulted in the earlier recognition of an $18.8 million charge to reduce contract profitability for the quarterly period ended March 31, 2014, of which $17.9 million was previously recognized during the quarterly period ended June 30, 2014. To correct these errors and to address matters related to the foregoing with respect to its disclosure controls and procedures, the Company determined that it must file this Form 10-Q/A to restate its previously issued Condensed Consolidated Financial Statements for the quarterly period ended March 31, 2014.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Restatement of Previously Reported Condensed Consolidated Financial Statements (continued)

These errors, in addition to the correction of certain other immaterial errors, and the reversal of previously accrued bonuses, resulted in additional pre-tax charges of $18.0 million for the three months ended March 31, 2014.
The following table summarizes the impact of the restatement on the Company's Condensed Consolidated Statement of Operations for the three months ended March 31, 2014 (in thousands):

	Three Months Ended March 31, 2014
	As Reported	Restatement Adjustments	As Restated
Contract revenue	$517,745	$(16,846)	$500,899
Operating expenses:			—
Contract	463,662	2,462	466,124
Amortization of intangibles	3,771	—	3,771
General and administrative	39,288	(1,259)	38,029
	506,721	1,203	507,924
Operating income (loss)	11,024	(18,049)	(7,025)
Other expense:
Interest expense, net	(7,718)	—	(7,718)
Other, net	39	—	39
	(7,679)	—	(7,679)
Income (loss) from continuing operations before income taxes	3,345	(18,049)	(14,704)
Provision for income taxes	3,335	334	3,669
Income (loss) from continuing operations	10	(18,383)	(18,373)
Loss from discontinued operations net of provision for income taxes	(6,617)	—	(6,617)
Net loss	$(6,607)	$(18,383)	$(24,990)
Basic income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$—	$(0.38)	$(0.38)
Loss from discontinued operations	(0.14)	—	(0.14)
Net loss	$(0.14)	$(0.38)	$(0.52)
Diluted income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$—	$(0.38)	$(0.38)
Loss from discontinued operations	(0.13)	(0.01)	(0.14)
Net loss	$(0.13)	$(0.39)	$(0.52)
Weighted average number of common shares outstanding:
Basic	48,847,349	48,847,349	48,847,349
Diluted	49,744,068	48,847,349	48,847,349
The additional pre-tax charges of $18.0 million for the three months ended March 31, 2014 includes the following:

•
A reduction in contract revenue of $16.8 million which consists of a $16.2 million reduction in previously recognized contract revenue for a significant pipeline construction project, a $0.3 million reduction in previously recognized contract revenue for another significant pipeline construction project and a $0.3 million reduction related to the erroneous recognition of an unapproved change order.

•
A $1.2 million increase in operating expenses primarily due to the recognition of $2.6 million in reserve for losses on a significant pipeline construction project and $0.3 million in rent expense, partially offset by the reversal of $1.7 million in previously accrued bonuses, which will no longer be paid in accordance with the Company's bonus plans, due to the additional losses incurred.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Restatement of Previously Reported Condensed Consolidated Financial Statements (continued)

In addition to the pre-tax adjustments discussed above, the adjustment to income (loss) from continuing operations for the three months ended March 31, 2014 includes a $0.3 million adjustment related to an additional tax provision recorded as a result of the decrease in bonus expense discussed above.

The following table summarizes the impact of the restatement on the Company's Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2014 (in thousands):

	Three Months Ended March 31, 2014
	As Reported	Restatement Adjustments	As Restated
Net loss	$(6,607)	$(18,383)	$(24,990)
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(2,063)	—	(2,063)
Changes in derivative financial instruments	(785)	—	(785)
Total other comprehensive loss, net of tax	(2,848)	—	(2,848)
Total comprehensive loss	$(9,455)	$(18,383)	$(27,838)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Restatement of Previously Reported Condensed Consolidated Financial Statements (continued)

The following table summarizes the impact of the restatement on the Company's Condensed Consolidated Balance Sheet at March 31, 2014 (in thousands):

	As of March 31, 2014
	As Reported	Restatement Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$53,877	$—	$53,877
Accounts receivable, net	364,513	—	364,513
Contract cost and recognized income not yet billed	98,588	(663)	97,925
Prepaid expenses and other assets	29,091	—	29,091
Parts and supplies inventories	5,227	—	5,227
Deferred income taxes	19,024	(8,746)	10,278
Assets associated with discontinued operations	15,999	—	15,999
Total current assets	586,319	(9,409)	576,910
Property, plant and equipment, net	108,675	—	108,675
Intangible assets, net	139,410	—	139,410
Other assets	31,184	—	31,184
Total assets	$865,588	$(9,409)	$856,179
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$271,171	$868	$272,039
Contract billings in excess of cost and recognized income	33,019	16,183	49,202
Current portion of capital lease obligations	845	—	845
Notes payable and current portion of long-term debt	6,335	—	6,335
Current portion of settlement obligation of discontinued operations	36,500	—	36,500
Accrued income taxes	6,364	334	6,698
Liabilities associated with discontinued operations	13,411	—	13,411
Other current liabilities	5,483	—	5,483
Total current liabilities	373,128	17,385	390,513
Long-term debt	245,749	—	245,749
Capital lease obligations	1,165	—	1,165
Long-term liabilities for unrecognized tax benefits	1,442	—	1,442
Deferred income taxes	20,958	(8,746)	12,212
Other long-term liabilities	42,818	335	43,153
Total liabilities	685,260	8,974	694,234
Total stockholders' equity	180,328	(18,383)	161,945
Total liabilities and stockholders’ equity	$865,588	$(9,409)	$856,179
The net $16.8 million decrease in contracts in progress consists of a $16.2 million reduction in previously recognized contract revenue for a significant pipeline construction project, a $0.3 million reduction in previously recognized contract revenue for another significant pipeline construction project and a $0.3 million reduction related to the erroneous recognition of an unapproved change order.
The $0.9 million increase in accounts payable and accrued liabilities primarily relates to a reserve for estimated losses on a significant pipeline construction project of $2.6 million, partially offset by a $1.7 million reduction related to the reversal of previously accrued bonuses.
The change in the Company's deferred tax accounts relates to the correction of its previously overstated valuation allowance.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Restatement of Previously Reported Condensed Consolidated Financial Statements (continued)

The increase in the other balance sheet accounts relates to a $0.3 million increase in other long-term liabilities attributed to additional rent expense and a $0.3 million increase in accrued income taxes attributed to an additional tax provision recorded as a result of the decrease in bonus expense discussed above.
The following table summarizes the impact of the restatement on the Company's Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2014 (in thousands):

	Three Months Ended March 31, 2014
	As Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(6,607)	$(18,383)	$(24,990)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	6,617	—	6,617
Depreciation and amortization	9,941	—	9,941
Stock-based compensation	2,494	—	2,494
Amortization of debt issuance costs	156	—	156
Non-cash interest expense	302	—	302
Deferred income tax provision	3,177	—	3,177
Gain on disposal of property and equipment	(1,242)	—	(1,242)
Provision for bad debts	68	—	68
Changes in operating assets and liabilities:
Accounts receivable, net	15,649	—	15,649
Contract cost and recognized income not yet billed	(41,462)	663	(40,799)
Prepaid expenses and other assets	(4,135)	—	(4,135)
Accounts payable and accrued liabilities	13,100	868	13,968
Accrued income taxes	(3,407)	334	(3,073)
Contract billings in excess of cost and recognized income	7,201	16,183	23,384
Other assets and liabilities, net	(4,056)	335	(3,721)
Cash used in operating activities of continuing operations	(2,204)	—	(2,204)
Cash provided by operating activities of discontinued operations	17,266	—	17,266
Cash provided by operating activities	15,062	—	15,062
Cash provided by investing activities	19,259	—	19,259
Cash used in financing activities	(23,231)	—	(23,231)
Effect of exchange rate changes on cash and cash equivalents	(823)	—	(823)
Net increase in cash and cash equivalents	10,267	—	10,267
Cash and cash equivalents of continuing operations at beginning of period	42,569	—	42,569
Cash and cash equivalents of discontinued operations at beginning of period	1,041	—	1,041
Cash and cash equivalents at beginning of period	43,610	—	43,610
Cash and cash equivalents at end of period	53,877	—	53,877
Less: cash and cash equivalents of discontinued operations at end of period	—	—	—
Cash and cash equivalents of continuing operations at end of period	$53,877	$—	$53,877

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. New Accounting Pronouncements

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
Contract cost and recognized income not yet billed and related amounts billed as of March 31, 2014 and December 31, 2013 was as follows (in thousands):

	March 31, 2014 (As Restated)	December 31, 2013
Cost incurred on contracts in progress	$960,403	$718,143
Recognized income	148,599	163,615
	1,109,002	881,758
Progress billings and advance payments	(1,060,279)	(850,260)
	$48,723	$31,498
Contract cost and recognized income not yet billed	$97,925	$57,431
Contract billings in excess of cost and recognized income	(49,202)	(25,933)
	$48,723	$31,498
Contract cost and recognized income not yet billed includes $4.9 million and $5.1 million at March 31, 2014 and December 31, 2013, respectively, on completed contracts.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Contracts in Progress (continued)

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts will be due upon completion of the contracts and acceptance by the customer. Based on the Company’s experience with similar contracts in recent years, the majority of the retention balances at each balance sheet date will be collected within the next 12 months. Retainage balances at March 31, 2014 and December 31, 2013, were approximately $45.3 million and $39.1 million, respectively, and are included in accounts receivable.

5. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities as of March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31, 2014 (As Restated)	December 31, 2013
Trade accounts payable	$118,661	$109,131
Payroll and payroll liabilities	58,460	57,431
Accrued contract costs	44,080	43,059
Self-insurance accrual	15,194	14,785
Other accrued liabilities	35,644	34,654
Total accounts payable and accrued liabilities	$272,039	$259,060

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
The term loans will bear interest at the Adjusted Base Rate (“ABR”) plus an applicable margin, or the “Eurodollar Rate” plus an applicable margin. The ABR is the highest of (i) the rate announced by JPMorgan Chase Bank, N.A. as its prime rate, (ii) the federal funds rate plus 0.5 percent, (iii) the Eurodollar Rate applicable for a period of one month plus 1 percent and (iv) 2.25 percent. The Eurodollar Rate is the rate for Eurodollar deposits for a period equal to one, two, three or six months, as selected by the Company. The applicable margin for ABR loans is 8.75 percent, and the applicable margin for Eurodollar loans is 9.75 percent.
Obligations under the 2013 Term Loan Facility are secured by a first priority security interest in the Term Loan Priority Collateral and a second priority security interest in the ABL Priority Collateral.
The Company's primary sources of capital are cash on hand, operating cash flows, and borrowings under the ABL Credit Facility. As of March 31, 2014, the Company did not have any outstanding revolver borrowings. The Company's unused availability under its March 31, 2014 borrowing base certificate was $70.8 million on a borrowing base of $143.7 million and outstanding letters of credit of $72.9 million.
If the Company's unused availability under the ABL Credit Facility is less than the greater of (i) 15 percent of the revolving commitments or $22.5 million for five consecutive days, or (ii) 12.5 percent of the revolving commitments or $18.8 million at any time, or upon the occurrence of certain events of default under the ABL Credit Facility, the Company is subject to increased reporting requirements, the administrative agent shall have exclusive control over any deposit account, the Company will not have any right of access to, or withdrawal from, any deposit account, or any right to direct the disposition of funds in any deposit account, and amounts in any deposit account will be applied to reduce the outstanding amounts under the ABL Credit Facility.
On November 12, 2014, the Company entered into a commitment letter (the "Commitment Letter") whereby the Company expects that it may be able to obtain a new term loan facility in an aggregate principal amount of $270.0 million (the "2014 Term Loan Facility"). Proceeds under the 2014 Term Loan Facility would be used to refinance the loans outstanding under the 2013 Term Loan Facility, to pay fees and expenses incurred in connection with the refinancing, and to provide the Company with additional working capital. Consummation of the 2014 Term Loan Facility is subject to customary closing conditions and the Company can provide no assurance that it will successfully complete the refinancing.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Long-Term Debt (continued)

Debt Covenants and Events of Default
A default under the 2013 Credit Facilities may be triggered by events such as a failure to comply with financial covenants or other covenants under the 2013 Credit Facilities, a failure to make payments when due under the 2013 Credit Facilities, a failure to make payments when due in respect of, or a failure to perform obligations relating to, debt obligations in excess of $15.0 million, a change of control, and certain insolvency proceedings. A default under the ABL Credit Facility would permit the lenders to terminate their commitment to make cash advances or issue letters of credit, require the immediate repayment of any outstanding cash advances with interest and require the cash collateralization of outstanding letter of credit obligations. A default under the 2013 Term Loan Facility would permit the lenders to require immediate repayment of all principal, interest, fees and other amounts payable thereunder.
Based on the decision to restate its Condensed Consolidated Financial Statements for the quarterly period ended March 31, 2014, the Company was in violation of certain technical covenants in the 2013 Credit Facilities which, among other things, requires the Company to deliver financial statements in accordance with GAAP. As a result, effective December 1, 2014, the lenders under the ABL Credit Facility and the 2013 Term Loan Facility each waived any default or event of default resulting from the failure of the Company's Condensed Consolidated Financial Statements for the quarterly period ended March 31, 2014 to conform to GAAP.
On November 12, 2014, the Company amended, and obtained certain waivers under, the 2013 Term Loan Facility pursuant to a Waiver and Third Amendment (the "Third Amendment"). The Third Amendment, among other things, modifies certain financial covenants under the 2013 Term Loan Facility.
The table below sets forth information with respect to the financial covenants included in the 2013 Credit Facilities, as modified by the Third Amendment, as well as the calculation of the Company's performance in relation to the financial covenants at March 31, 2014. If the refinancing of the 2013 Term Loan Facility is completed, the Company expects that the covenant requirements under the 2014 Term Loan Facility will be the same as those described in the table below:

	Covenants Requirements	Actual Ratios at March 31, 2014
Maximum Total Leverage Ratio(1) under the 2013 Term Loan Facility (the ratio of Consolidated Debt to Consolidated EBITDA as defined in the credit agreement for the 2013 Term Loan Facility) should be equal to or less than:	3.50 to 1	2.80
Minimum Interest Coverage Ratio(2) under the 2013 Term Loan Facility (the ratio of Consolidated EBITDA to Consolidated Interest Expense as defined in the credit agreement for the 2013 Term Loan Facility) should be equal to or greater than:	3.50 to 1	3.34
Minimum Fixed Charge Coverage Ratio(3) under the ABL Credit Facility (the ratio of Consolidated EBITDA less Capital Expenditures and cash income taxes to Consolidated Interest Expense, Restricted Payments made in cash and scheduled cash principal payments made on borrowed money as defined in the credit agreement for the ABL Credit Facility) should be equal to or greater than:
	1.15 to 1	N/A

(1)
The Maximum Total Leverage Ratio decreases to 3.00 to 1 as of June 30, 2014, increases to 4.50 to 1 as of December 31, 2014 and decreases to 4.00 to 1 as of September 30, 2015, 3.50 to 1 as of December 31, 2015, 3.25 to 1 as of March 31, 2016, 3.00 to 1 as of June 30, 2016 and 2.75 to 1 as of September 30, 2016 and thereafter.

(2)
The Minimum Interest Coverage Ratio decreases to 2.75 to 1 as of September 30, 2014 and 2.00 to 1 as of December 31, 2014 and increases to 2.50 to 1 as of September 30, 2015, 2.75 to 1 as of March 31, 2016, 3.00 to 1 as of June 30, 2016 and 3.50 to 1 as of September 30, 2106 and thereafter.

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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Long-Term Debt (continued)

On December 1, 2014, the lenders under the 2013 Term Loan Facility waived the Company's non-compliance with the Minimum Interest Coverage Ratio covenant at March 31, 2014. The Company expects to comply with the Minimum Interest Coverage Ratio covenant, as modified by the Third Amendment, for the next 12 months.
Depending on its financial performance, the Company may be required to request additional amendments or waivers for its financial covenants, dispose of assets or reduce overhead. There can be no assurance that the Company will be able to obtain additional amendments or waivers, complete asset sales or reduce sufficient amounts of overhead should it become needed.
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

7. Income Taxes
The effective tax rate on continuing operations was a negative 25.0 percent and a negative 29.0 percent for the three months ended March 31, 2014 and March 31, 2013, respectively. Tax benefit for discrete items for the three months ended March 31, 2014 was $0.2 million, which is primarily related to interest on uncertain tax positions and for Texas Margins Tax refund. The Company has not recorded the benefit of current year losses in the U.S. As of March 31, 2014, U.S. federal and state deferred tax assets continue to be covered by valuation allowances. The ultimate realization of deferred tax assets is dependent upon the generation of future U.S. taxable income. The Company considers the impacts of reversing taxable temporary differences, future forecasted income and available tax planning strategies, when forecasting future taxable income and in evaluating whether deferred tax assets are more likely than not to be realized.
In April 2011, the Company discontinued its strategy of reinvesting foreign earnings in foreign operations. This change in strategy continues through the first quarter of 2014. The Company does not anticipate recording tax expense related to future repatriations of foreign earnings in the U.S.
The Company expects that the statute of limitations will expire on an uncertain tax position within the next 12 months. Assuming that the statute of limitations expires, the Company would release reserves in the amount of $1.3 million.

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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Income (Loss) Per Share (continued)

Basic and diluted income (loss) per common share from continuing operations is computed as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2014 (As Restated)	2013
Net loss from continuing operations applicable to common shares (numerator for basic & diluted calculation)	$(18,373)	$(11,629)
Weighted average number of common shares outstanding for basic income(loss) per share	48,847,349	48,307,330
Weighted average number of potentially dilutive common shares outstanding	—	—
Weighted average number of common shares outstanding for diluted income (loss) per share	48,847,349	48,307,330
Loss per common share from continuing operations:
Basic	$(0.38)	$(0.24)
Diluted	$(0.38)	$(0.24)
The Company has excluded shares potentially issuable under the terms of use of the securities listed below from the computation of diluted income (loss) per share, as the effect would be anti-dilutive:

	Three Months Ended March 31,
	2014 (As Restated)	2013
Stock options	185,290	227,750
Restricted stock and restricted stock rights	889,179	529,150
	1,074,469	756,900

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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Segment Information (continued)

 The following tables reflect the Company’s operations by reportable segment for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31, 2014 (As Restated)
	Oil & Gas	Utility T&D	Professional Services	Canada	Eliminations	Consolidated
Contract revenue	$201,890	$96,333	$87,104	$117,079	$(1,507)	$500,899
Operating expenses	224,278	96,164	85,181	103,808	(1,507)	507,924
Operating income (loss)	$(22,388)	$169	$1,923	$13,271	$—	(7,025)
Other expense						(7,679)
Provision for income taxes						3,669
Loss from continuing operations						(18,373)
Loss from discontinued operations net of provision for income taxes						(6,617)
Net loss						$(24,990)

	Three Months Ended March 31, 2013
	Oil & Gas	Utility T&D	Professional Services	Canada	Eliminations	Consolidated
Contract revenue	$184,984	$113,204	$78,465	$111,995	$(1,289)	$487,359
Operating expenses	199,555	111,311	77,852	101,488	(1,289)	488,917
Operating income (loss)	$(14,571)	$1,893	$613	$10,507	$—	(1,558)
Other expense						(7,459)
Provision for income taxes						2,612
Loss from continuing operations						(11,629)
Income from discontinued operations net of provision for income taxes						15,821
Net income						$4,192
Total assets by segment as of March 31, 2014 and December 31, 2013 are presented below (in thousands):

	March 31, 2014 (As Restated)	December 31, 2013
Oil & Gas	$258,919	$278,115
Utility T&D	264,028	260,867
Professional Services	97,377	91,677
Canada	144,586	123,838
Corporate	75,270	57,448
Total assets, continuing operations	$840,180	$811,945

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

Litigation and Regulatory Matters Related to the Company’s October 21, 2014 Press Release Announcing the Restatement of Condensed Consolidated Financial Statements for the Quarterly Period Ended June 30, 2014
After the Company announced it would be restating its Condensed Consolidated Financial Statements for the quarterly period ended June 30, 2014, a complaint was filed in the United States District Court for the Southern District of Texas on October 28, 2014 seeking class action status on behalf of the Company’s shareholders and alleging damages on their behalf arising from the matters that led to the restatement. The defendants in the case, Ray Walters v. Willbros Group, Inc. et al, are the Company and its former chief executive officer and current chief financial officer. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, arising out of the restatement of the Company’s second quarter 2014 financial statements and seeks undisclosed damages. The court has not appointed a lead plaintiff, and the Company has not yet answered or otherwise responded to the complaint. As this matter is at a very early stage, the Company is not able at this time to determine the likelihood of loss, if any, arising from this matter. The Company believes the claims are without merit and intends to defend against them vigorously.
In addition, a shareholder derivative complaint, Markovich v. Harl et al, was filed on November 6, 2014 in the United States District Court for the Southern District of Texas on behalf of the Company naming certain current and former officers and members of the Company's board of directors as defendants and the Company as a nominal defendant. The complaint alleges that the officer and board member defendants breached their fiduciary duties by permitting the Company's internal controls to be inadequate, wasted corporate assets and were unjustly enriched. As this matter is at a very early stage, the Company is not able at this time to determine the likelihood of loss, if any, arising from this matter.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2014 and 2013, included in Item 1 of Part I of this Form 10-Q/A, and the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

OVERVIEW
Willbros is a specialty energy infrastructure contractor serving the oil, gas, refinery, petrochemical and power industries. Our offerings include engineering, procurement and construction (either individually or as an integrated “EPC” service offering), turnarounds, maintenance, facilities development and operations services.

First Quarter of 2014
In the first quarter of 2014, we reported contract revenue from continuing operations of $500.9 million, an increase of approximately $13.5 million from the first quarter of 2013. The revenue increase was primarily attributed to our Oil & Gas segment, which reported an increase of $16.9 million. Contract revenue was also up in our Professional Services and Canada segments. Our Utility T&D segment reported a $16.9 million reduction in contract revenue. Our operating loss of $7.0 million during the first quarter of 2014 was an increase of $5.5 million from an operating loss of $1.6 million in the first quarter last year. Our results were negatively impacted by losses in our Oil & Gas segment primarily related to increased costs on a significant pipeline construction project, and a reduction of income in our Utility T&D segment primarily related to lower activity in our transmission construction services and adverse weather conditions. First quarter of 2014 results reflect improved operating results over the same period in 2013 in our Professional Services and Canada segments.
Our Oil & Gas segment reported an increase of $16.9 million in contract revenue from the first quarter of 2013 primarily driven by higher revenue in our cross-country pipeline construction services, which benefited from higher utilization of resources. The segment reported an $7.8 million increase in operating loss for the quarter, primarily due to increased costs on a significant pipeline construction project, partially offset by a reduction in losses associated with our regional delivery services, relative to the same period in 2013. Despite an overall improvement in our regional delivery services, which included slightly positive results in the northeast, our regional delivery services generated losses in the northern plains and southwest due to adverse weather and under-absorption of indirect costs associated with lower than planned revenue levels. Underutilization in our downstream construction and maintenance services also negatively impacted operating results for the segment during the quarter. These losses were primarily within our union refinery maintenance turnaround service line and related fabrication facility, which we sold in April 2014.
Contract revenue of $96.3 million generated by our Utility T&D segment was less than the $113.2 million generated in the first quarter of last year. As this segment transitions to a more balanced customer base and replaces Texas Competitive Renewable Energy Zone (“CREZ”) backlog, we expect to see margin improvement on an initially lower revenue run rate. The reduction of operating income in the first quarter resulted from lower contract revenue and the impact of adverse winter weather across the entire segment.
Our Canada segment reported contract revenue of $117.1 million, up $5.1 million from the same period last year. Operating income of $13.3 million was an improvement of 26.3 percent over first quarter 2013 results. Canada continues to benefit from its focus on the oil sands mining and in-situ markets and the process-focused leadership team.
Our Professional Services segment increased contract revenue by 11.0 percent over the first quarter of 2013, to $87.1 million. Professional Services also reported a significant improvement in operating margin, generating $1.9 million in operating income versus $0.6 million in the first quarter of 2013. We expect the investments made in new offices and technology in 2013 to continue to drive improved performance relative to last year in this segment throughout 2014.

Looking Forward
We expect increased opportunities for our Professional Services, Oil & Gas, Utility T&D and Canada segments. We continue to focus on driving the process-oriented culture change which has positively impacted safety performance over the last two years. This focus on risk identification and mitigation and on lines of service which are underperforming, with the objective of generating improved operating results, cash flow and margins, will continue to be the focus of management actions throughout 2014. We will continue to take actions to remediate or exit lines of service which are not performing to expectations and focus on expansion of services which contribute superior risk adjusted margins and demonstrate growth potential in all of our segments.

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
A reconciliation of Adjusted EBITDA from continuing operations to U.S. GAAP financial information follows (in thousands):

	Three Months Ended
	March 31, 2014 (As Restated)	March 31, 2013
Loss from continuing operations	$(18,373)	$(11,629)
Interest expense, net	7,718	7,690
Provision for income taxes	3,669	2,612
Depreciation and amortization	9,941	11,070
Stock based compensation	2,494	821
Restructuring and reorganization costs	220	96
Gain on disposal of property and equipment	(1,242)	(1,100)
Adjusted EBITDA from continuing operations	$4,427	$9,560

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
The following tables (in thousands) show our backlog from continuing operations by operating segment and geographic location as of March 31, 2014 and December 31, 2013:

	March 31, 2014 (As Restated)				December 31, 2013
	12 Month	Percent	Total	Percent	12 Month	Percent	Total	Percent
Oil & Gas	$405,178	36.4%	$411,978	21.2%	$413,699	38.1%	$414,749	20.6%
Utility T&D	320,440	28.8%	990,004	50.9%	298,202	27.5%	978,535	48.5%
Professional Services	187,443	16.8%	256,915	13.2%	194,283	17.9%	256,981	12.7%
Canada	199,782	18.0%	285,364	14.7%	179,175	16.5%	365,946	18.2%
Total Backlog	$1,112,843	100.0%	$1,944,261	100.0%	$1,085,359	100.0%	$2,016,211	100.0%

	March 31, 2014 (As Restated)		December 31, 2013
	Total	Percent	Total	Percent
Total Backlog by Geographic Region
United States	$1,654,898	85.1%	$1,645,769	81.6%
Canada	285,364	14.7%	365,946	18.2%
Other International	3,999	0.2%	4,496	0.2%
Backlog	$1,944,261	100.0%	$2,016,211	100.0%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In our Annual Report on Form 10-K for the year ended December 31, 2013, we identified and disclosed our significant accounting policies. Subsequent to December 31, 2013, there has been no change to our significant accounting policies.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
(in thousands)

	2014 (As Restated)	2013	Change
Contract revenue
Oil & Gas	$201,890	$184,984	$16,906
Utility T&D	96,333	113,204	(16,871)
Professional Services	87,104	78,465	8,639
Canada	117,079	111,995	5,084
Eliminations	(1,507)	(1,289)	(218)
Total	500,899	487,359	13,540
General and administrative	38,029	37,638	391
Operating income (loss)
Oil & Gas	(22,388)	(14,571)	(7,817)
Utility T&D	169	1,893	(1,724)
Professional Services	1,923	613	1,310
Canada	13,271	10,507	2,764
Total	(7,025)	(1,558)	(5,467)
Other expense	(7,679)	(7,459)	(220)
Loss from continuing operations before income taxes	(14,704)	(9,017)	(5,687)
Provision for income taxes	3,669	2,612	1,057
Loss from continuing operations	(18,373)	(11,629)	(6,744)
Income (loss) from discontinued operations net of provision for income taxes	(6,617)	15,821	(22,438)
Net income (loss)	$(24,990)	$4,192	$(29,182)

Consolidated Results
Contract Revenue
Contract revenue increased $13.5 million in the first quarter of 2014 as compared to the first quarter of 2013, primarily related to better utilization within our Oil & Gas segment and increased work within our Professional Services segment. This increase was partially offset by a reduction in activity in our electric transmission construction services within our Utility T&D segment primarily due to the completion of the remaining Texas CREZ transmission construction projects in 2013.

General and Administrative Expenses
General and administrative expenses increased $0.4 million from the first quarter of 2013 mainly due to increased support costs related to higher business volumes. General and administrative expense as a percentage of contract revenue was 7.6 percent in the first quarter of 2014 and 7.7 percent in the first quarter of 2013.

Operating Loss
Operating loss increased $5.5 million in the first quarter of 2014 as compared to the first quarter of 2013, primarily related to an increase in costs on a significant pipeline construction project within our Oil & Gas segment during the quarter, partially offset by improved margins in specialty pipeline construction and integrity services within our Canada segment.

Other Expense
Other expense primarily consists of interest expense on our credit facilities and increased 2.9 percent quarter-over quarter. This increase was partially due to higher interest rates on our debt during the first quarter of 2014 as compared to the same period last year.

Provision for Income Taxes
Provision for income taxes increased $1.1 million driven primarily by increased income in our Canada segment. We have not recorded the benefit of current year losses in the U.S. As of March 31, 2014, U.S. federal and state deferred tax assets continue to be covered by valuation allowances.

Income from Discontinued Operations, Net of Taxes
Income from discontinued operations decreased $22.4 million primarily related to the 2013 gain on the sale of Willbros Middle East Limited of $23.6 million, which held our operations in Oman, as well as continued losses attributed to the Maine Power Reliability Program project.

Segment Results
Oil & Gas Segment
Contract revenue increased $16.9 million in the first quarter of 2014 primarily related to higher utilization in our cross-country pipeline and facilities construction services. This increase was partially offset by lower utilization in our regional delivery services.
Operating loss increased $7.8 million in the first quarter of 2014 primarily related to an increase in costs on a significant pipeline construction project during the quarter, partially offset by improved performance in our regional delivery services.

Utility T&D Segment
Contract revenue decreased 14.9 percent to $96.3 million in 2014 primarily related to the successful completion of our Texas CREZ projects in 2013. We are successfully transitioning to broader market opportunities in the geographic areas adjacent to Texas and extending across the South to our operations on the Atlantic seaboard.
Operating income decreased $1.7 million in the first quarter of 2014 primarily related to lower productivity in our transmission and distribution services which was mainly the result of unusually harsh weather.

Professional Services Segment
Contract revenue increased by $8.6 million or 11.0 percent. The increase from prior year is a result of increased demand for our integrity field services as well as engineering service offerings. This increase was partially offset by decreased government services contract activity as large capital projects were completed and moved into the maintenance phase as compared to the first quarter of 2013.
Operating income increased $1.3 million. The increase is due to strong operational performance on existing and new contract activity in the upstream engineering market as compared to the first quarter of 2013.

Canada Segment
Contract revenue increased $5.1 million for the quarter primarily attributed to the continued large volume of work on several significant specialty pipeline construction projects and maintenance projects on behalf of our customers in northern Alberta.
Operating income increased $2.8 million for the quarter primarily attributed to improved margins in our specialty pipeline construction and integrity services and on our maintenance and infrastructure replacement construction projects in Northern Alberta.

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

Our primary sources of capital are cash on hand, operating cash flows, and borrowings under the ABL Credit Facility. As of March 31, 2014, we did not have any outstanding revolver borrowings. Our unused availability under our March 31, 2014 borrowing base certificate was $70.8 million on a borrowing base of $143.7 million and outstanding letters of credit of $72.9 million.

If our unused availability under the ABL Credit Facility is less than the greater of (i) 15 percent of the revolving commitments or $22.5 million for five consecutive days, or (ii) 12.5 percent of the revolving commitments or $18.8 million at any time, or upon the occurrence of certain events of default under the ABL Credit Facility, we are subject to increased reporting requirements, the administrative agent shall have exclusive control over any deposit account, we will not have any right of access to, or withdrawal from, any deposit account, or any right to direct the disposition of funds in any deposit account, and amounts in any deposit account will be applied to reduce the outstanding amounts under the ABL Credit Facility.
On November 12, 2014, we entered into a commitment letter (the "Commitment Letter") whereby we expect that we may be able to obtain a new term loan facility in an aggregate principal amount of $270.0 million (the "2014 Term Loan Facility"). Proceeds under the 2014 Term Loan Facility would be used to refinance the loans outstanding under the 2013 Term Loan Facility, to pay fees and expenses incurred in connection with the refinancing, and to provide us with additional working capital. Consummation of the 2014 Term Loan Facility is subject to customary closing conditions and we can provide no assurance that we will successfully complete the refinancing.

Debt Covenants and Events of Default
A default under the 2013 Credit Facilities may be triggered by events such as a failure to comply with financial covenants or other covenants under the 2013 Credit Facilities, a failure to make payments when due under the 2013 Credit Facilities, a failure to make payments when due in respect of, or a failure to perform obligations relating to, debt obligations in excess of $15.0 million, a change of control, and certain insolvency proceedings. A default under the ABL Credit Facility would permit the lenders to terminate their commitment to make cash advances or issue letters of credit, require the immediate repayment of any outstanding cash advances with interest and require the cash collateralization of outstanding letter of credit obligations. A default under the 2013 Term Loan Facility would permit the lenders to require immediate repayment of all principal, interest, fees and other amounts payable thereunder.
Based on the decision to restate our Condensed Consolidated Financial Statements for the quarterly period ended March 31, 2014, we were in violation of certain technical covenants in the 2013 Credit Facilities which, among other things, require us to deliver financial statements in accordance with GAAP. As a result, effective December 1, 2014, the lenders under the 2013 ABL Facility and the 2013 Term Loan Facility each waived any default or event of default resulting from the failure of our Condensed Consolidated Financial Statements for the quarterly period ended March 31, 2014 to conform to GAAP.

On November 12, 2014, we amended, and obtained certain waivers under, the 2013 Term Loan Facility pursuant to a Waiver and Third Amendment (the "Third Amendment"). The Third Amendment, among other things, modifies certain financial covenants under the 2013 Term Loan Facility.
The table below sets forth information with respect to the financial covenants included in the 2013 Credit Facilities, as modified by the Third Amendment, as well as the calculation of our performance in relation to the financial covenants at March 31, 2014. If the refinancing of the 2013 Term Loan Facility is completed, we expect that the covenant requirements under the 2014 Term Loan Facility will be the same as those described in the table below:

	Covenants Requirements	Actual Ratios at March 31, 2014
Maximum Total Leverage Ratio(1) under the 2013 Term Loan Facility (the ratio of Consolidated Debt to Consolidated EBITDA as defined in the credit agreement for the 2013 Term Loan Facility) should be equal to or less than:	3.50 to 1	2.80
Minimum Interest Coverage Ratio(2) under the 2013 Term Loan Facility (the ratio of Consolidated EBITDA to Consolidated Interest Expense as defined in the credit agreement for the 2013 Term Loan Facility) should be equal to or greater than:	3.50 to 1	3.34
Minimum Fixed Charge Coverage Ratio(3) under the ABL Credit Facility (the ratio of Consolidated EBITDA less Capital Expenditures and cash income taxes to Consolidated Interest Expense, Restricted Payments made in cash and scheduled cash principal payments made on borrowed money as defined in the credit agreement for the ABL Credit Facility) should be equal to or greater than:
	1.15 to 1	N/A

(1)
The Maximum Total Leverage Ratio decreases to 3.00 to 1 as of June 30, 2014, increases to 4.50 to 1 as of December 31, 2014 and decrases to 4.00 to 1 as of September 30, 2015, 3.5 to 1 as of December 31, 2015 3.25 to 1 as of March 31, 2016, 3.00 to 1 as of June 30, 2016 and 2.75 to 1 as of September 30, 2016 and thereafter.

(2)
The Minimum Interest Coverage Ratio decreases to 2.75 to 1 as of September 30, 2014 and 2.00 to 1 as of December 31, 2014 and increases to 2.50 to 1 as of September 30, 2015, 2.75 to 1 as of March 31, 2016, 3.00 to 1 as of June 30, 2016 and 3.50 to 1 as of September 30, 2106 and thereafter.

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

On December 1, 2014, the lenders under the 2013 Term Loan Facility waived our non-compliance with the Minimum Interest Coverage Ratio covenant at March 31, 2014. We expect to comply with the Minimum Interest Coverage Ratio covenant, as modified by the Third Amendment, for the next 12 months.
Depending on our financial performance, we may be required to request additional amendments or waivers for our financial covenants, dispose of assets or reduce overhead. There can be no assurance that we will be able to obtain additional amendments or waivers, complete asset sales or reduce sufficient amounts of overhead should it become needed.
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

Settlement Agreement
On March 29, 2012, we entered into a settlement agreement (the “Settlement Agreement”) with WAPCo to settle the West Africa Gas Pipeline project litigation. The Settlement Agreement provides that we must make payments to WAPCo totaling $55.5 million of which $14.0 million was paid in 2012 and $5.0 million was paid in 2013. Of the remaining $36.5 million due to WAPCo, $3.8 million is due at the end of the second quarter of 2014 and $32.7 million is due at the end of the fourth quarter of 2014. We intend to fund the final payments due under the Settlement Agreement through cash flow from operations, proceeds from potential asset sales, or through available borrowings under our ABL Credit Facility. We would also have the ability to fund the final payment through proceeds received from the anticipated refinancing of our 2013 Term Loan Facility discussed above under the caption "2013 Term Loan Facility".
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
Our working capital position for continuing operations increased $5.4 million to $220.3 million at March 31, 2014 from $214.9 million at December 31, 2013, primarily attributed to an increase in unbilled revenue partially offset by increased accounts payable and decreased accounts receivable. We expect that our liquidity will improve as we increase our project billings and collections from customers.

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
Operating activities from continuing operations used net cash of $2.2 million during the three months ended March 31, 2014 as compared to $14.6 million used during the same period of 2013. The $12.4 million decrease in cash flow used by operating activities is primarily a result of the following:

•	A decrease in cash flow used by accounts receivable of $32.8 million related to an increase in customer cash collections during the period;

•	A decrease in cash flow used by accounts payable of $19.0 million related to a decrease of cash payments to vendors during the period; and

•	A decrease in cash flow used by other assets and liabilities of $2.8 million primarily attributed to decreased cash payments and increased cash receipts during the period.

This was partially offset by:

•	An increase in cash flow used by contracts in progress of $20.5 million primarily related to decreased billings on projects during the period;

•	An increase in cash flow used by prepaids and other assets of $17.3 million attributed primarily to increased cash payments and decreased cash receipts during the period; and

•	An increase in cash flow used by continuing operations of $4.9 million related to a decrease in net income, adjusted for any non-cash items.

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
We believe that our financial results combined with our current liquidity and financial management will provide sufficient funds to enable us to meet our future operating needs and our planned capital expenditures, as well as facilitate our ability to grow in the foreseeable future even if we are unsuccessful in receiving additional working capital in connection with the anticipated refinancing of our 2013 Term Loan Facility discussed above under the caption "2013 Term Loan Facility".

Contractual Obligations
Other commercial commitments, as detailed in our Annual Report on Form 10-K for the year ended December 31, 2013, did not materially change except for payments made in the normal course of business.

NEW ACCOUNTING PRONOUNCEMENTS
See Note 3 – New Accounting Pronouncements in the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q/A for a summary of any recently issued accounting pronouncements.

FORWARD-LOOKING STATEMENTS
This Form 10-Q/A includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q/A that address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), oil, gas, gas liquids and power prices, demand for our services, the amount and nature of future investments by governments, expansion and other development trends of the oil and gas, refinery, petrochemical and power industries, business strategy, expansion and growth of our business and operations, the outcome of legal proceedings and other such matters are forward-looking statements. These forward-looking statements are based on assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties. As a result, actual results could differ materially from our expectations. Factors that could cause actual results to differ from those contemplated by our forward-looking statements include, but are not limited to, the following:

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

•
the consequences we may encounter if we fail to remediate the material weakness in our internal control over financial reporting or identify other material weaknesses in the future, which may adversely affect the accuracy and timing of our financial reporting;

•
the impact of any investigations or litigation, including class actions, derivative actions and administrative proceedings, associated with our restatement of first and second quarter 2014 financial results, on our financial position and results of operations, including our defense costs and the costs and other effects of settlements or judgments;

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

•	cancellation of projects, in whole or in part, for any reason;

•	failing to realize cost recoveries on claims or change orders from projects completed or in progress within a reasonable period after completion of the relevant project;

•	political or social circumstances impeding the progress of our work and increasing the cost of performance;

•	inability to obtain and maintain legal registration status in one or more foreign countries in which we are seeking to do business;

•	inability to hire and retain sufficient skilled labor to execute our current work, our work in backlog and future work we have not yet been awarded;

•	inability to execute cost-reimbursable projects within the target cost, thus eroding contract margin and, potentially, contract income on any such project;

•	Inability to obtain adequate financing on reasonable terms;

•	inability to obtain sufficient surety bonds or letters of credit;

•	inability to comply with the financial and other covenants in, or obtain waivers under, our 2013 Credit Facilities;

•	inability to dispose of businesses and asset in a timely manner at reasonable valuations;

•	loss of the services of key management personnel;

•	the demand for energy moderating or diminishing;

•	downturns in general economic, market or business conditions in our target markets;

•	changes in and interpretation of U.S. and foreign tax laws that impact our worldwide provision for income taxes and effective income tax rate;

•	changes in applicable laws or regulations, or changed interpretations thereof, including climate change regulation;

•	changes in the scope of our expected insurance coverage;

•	inability to manage insurable risk at an affordable cost;

•	enforceable claims for which we are not fully insured;

•	incurrence of insurable claims in excess of our insurance coverage;

•	the occurrence of the risk factors listed elsewhere in this Form 10-Q or described in our periodic filings with the SEC; and

•	other factors, most of which are beyond our control.
Consequently, all of the forward-looking statements made in this Form 10-Q/A are qualified by these cautionary statements and there can be no assurance that the actual results or developments we anticipate will be realized or, even if substantially realized, that they will have the consequences for, or effects on, our business or operations that we anticipate today. We assume no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.
Unless the context requires or is otherwise noted, all references in this Form 10-Q/A to “Willbros”, the “Company”, “we”, “us” and “our” refer to Willbros Group, Inc., its consolidated subsidiaries and their predecessors.

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
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
In connection with filing the original Form 10-Q on May 6, 2014, we carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2014. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Subsequent to that evaluation, in connection with the restatement discussed in Note 2 to the Condensed Consolidated Financial Statements included in this Form 10-Q/A, our management, including our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014, and our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in internal control over financial reporting, as described below, our disclosure controls and procedures were not effective as of March 31, 2014.
Material Weakness in Internal Control Over Financial Reporting
During the quarterly period ended March 31, 2014, our Oil & Gas segment incorrectly estimated total revenues, costs and profits at completion for two significant pipeline construction projects accounted for under the percentage-of-completion method of accounting. As a result, we did not maintain effective controls over the completeness and accuracy of estimated total revenues, costs and profits at completion for construction contracts accounted for under the percentage-of-completion method of accounting by the aforementioned segment. Specifically, we did not adequately perform project oversight reviews and monitor compliance with the Company’s policies and procedures around estimating total revenues, costs and profits at completion for these pipeline construction projects. As discussed in Note 2, these control deficiencies resulted in the restatement of our Condensed Consolidated Financial Statements for the quarterly period ended March 31, 2014. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Additionally, these control deficiencies, if not corrected, could result in misstatement of the aforementioned accounts and disclosures that would result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. Therefore, we have concluded that these control deficiencies constitute a material weakness in internal control over financial reporting.

Remediation Plans for Material Weakness in Internal Control Over Financial Reporting
In response to the identified material weakness described above, our management, with oversight from the Company’s Audit Committee, will complete training for all appropriate personnel within our Oil & Gas segment regarding the application of the Company’s policies and procedures for the oversight and monitoring of the determination of estimated total revenues, costs and profits at completion for construction contracts accounted for under the percentage-of-completion method of accounting.
Until the remediation step set forth above is fully implemented and concluded to be operating effectively, the material weakness described above will continue to exist.

Changes in Internal Control over Financial Reporting
Other than the identification of the material weakness identified above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarterly period ended March 31, 2014.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see the discussion under the caption “Contingencies” in Note 11 – Contingencies, Commitments and Other Circumstances of our “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Form 10-Q/A, which information from Note 11 is incorporated by reference herein.

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

10.3
Waiver and Third Amendment dated as of November 12, 2014, to the Credit Agreement dated as of August 7, 2013, among Willbros Group, Inc., the Guarantors, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to our report on Form 8-K dated November 12, 2014, filed November 17, 2014).

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

WILLBROS GROUP, INC.

Date: December 15, 2014	By:	/s/ Van A. Welch
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

10.3
Waiver and Third Amendment dated as of November 12, 2014, to the Credit Agreement dated as of August 7, 2013, among Willbros Group, Inc., the Guarantors, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to our report on Form 8-K dated November 12, 2014, filed November 17, 2014).

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