Form 10-Q/A
period 2014-06-30
Willbros Group, Inc.\NEW\
filed 2014-12-15
CIK 1449732

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

WILLBROS GROUP, INC.
FORM 10-Q/A
FOR QUARTER ENDED JUNE 30, 2014

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 ("Form 10-Q/A") to its Form 10-Q for the quarterly period ended June 30, 2014, which was originally filed on August 5, 2014 ("Original Filing") to restate its Condensed Consolidated Financial Statements for the quarterly period ended June 30, 2014 and to amend related disclosures, including its disclosure controls and procedures.

As described in more detail in Note 2 of the Notes to its Condensed Consolidated Financial Statements, in the fourth quarter of 2014, the Company identified errors in the estimated total revenues, costs and profits at completion for two significant pipeline construction projects accounted for under the percentage-of-completion method of accounting within its Oil & Gas segment. As a result of these errors, additional pre-tax charges, including the reversal of previously recognized pre-tax income and the recognition of additional pre-tax losses, should have been recorded in the quarterly period ended June 30, 2014. To correct these errors and to address matters related to the foregoing with respect to its disclosure controls and procedures, the Company determined that it must file this Form 10-Q/A to restate its previously issued Condensed Consolidated Financial Statements for the quarterly period ended June 30, 2014.

The Company determined that a material weakness in its internal control over financial reporting existed over the completeness and accuracy of estimated total revenues, costs and profits at completion for construction contracts accounted for under the percentage-of-completion method of accounting within its Oil & Gas segment as of June 30, 2014. Specifically, the Company did not adequately perform project oversight reviews and monitor compliance with its policies and procedures around estimating total revenues, costs and profits at completion for two significant pipeline construction projects. The effects of this material weakness are discussed in more detail in Item 4. Controls and Procedures.

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2014 (As Restated)	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$28,274	$42,569
Accounts receivable, net	415,277	365,854
Contract cost and recognized income not yet billed	65,965	55,384
Prepaid expenses and other assets	34,050	25,008
Parts and supplies inventories	4,156	4,151
Deferred income taxes	10,203	10,323
Assets associated with discontinued operations	13,395	99,683
Total current assets	571,320	602,972
Property, plant and equipment, net	100,306	106,133
Intangible assets, net	121,339	127,485
Other assets	34,334	34,078
Total assets	$827,299	$870,668
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$271,944	$251,202
Contract billings in excess of cost and recognized income	31,259	25,586
Current portion of capital lease obligations	862	890
Notes payable and current portion of long-term debt	6,210	6,505
Current portion of settlement obligation of discontinued operations	36,500	36,500
Accrued income taxes	3,893	10,022
Liabilities associated with discontinued operations	8,695	18,365
Other current liabilities	6,603	5,816
Total current liabilities	365,966	354,886
Long-term debt	250,094	268,425
Capital lease obligations	937	1,388
Long-term liabilities for unrecognized tax benefits	1,514	4,544
Deferred income taxes	12,174	9,066
Other long-term liabilities	47,523	43,585
Total liabilities	678,208	681,894
Contingencies and commitments (Note 12)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 70,000,000 shares authorized and 51,510,139 shares issued at June 30, 2014 (50,930,303 at December 31, 2013)	2,568	2,543
Capital in excess of par value	694,774	691,123
Accumulated deficit	(542,419)	(501,918)
Treasury stock at cost, 1,316,484 shares at June 30, 2014 (1,147,974 at December 31, 2013)	(13,311)	(12,070)
Accumulated other comprehensive income	7,190	8,807
Total Willbros Group, Inc. stockholders’ equity	148,802	188,485
Noncontrolling interest	289	289
Total stockholders’ equity	149,091	188,774
Total liabilities and stockholders’ equity	$827,299	$870,668

See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014 (As Restated)	2013	2014 (As Restated)	2013
Contract revenue	$539,790	$435,845	$1,016,328	$906,756
Operating expenses:
Contract	493,420	385,422	935,416	818,218
Amortization of intangibles	3,119	3,128	6,238	6,237
General and administrative	36,691	41,004	73,763	77,472
	533,230	429,554	1,015,417	901,927
Operating income	6,560	6,291	911	4,829
Other expense:
Interest expense, net	(7,477)	(7,419)	(15,195)	(15,109)
Loss on early extinguishment of debt	(948)	—	(948)	—
Other, net	(151)	(308)	(111)	(77)
	(8,576)	(7,727)	(16,254)	(15,186)
Loss from continuing operations before income taxes	(2,016)	(1,436)	(15,343)	(10,357)
Provision for income taxes	2,875	1,126	6,544	3,738
Loss from continuing operations	(4,891)	(2,562)	(21,887)	(14,095)
Income (loss) from discontinued operations net of provision for income taxes	(10,620)	(4,339)	(18,614)	11,386
Net loss	$(15,511)	$(6,901)	$(40,501)	$(2,709)
Basic income (loss) per share attributable to Company shareholders:
Loss from continuing operations	$(0.10)	$(0.05)	$(0.45)	$(0.29)
Income (loss) from discontinued operations	(0.22)	(0.09)	(0.38)	0.24
Net loss	$(0.32)	$(0.14)	$(0.83)	$(0.05)
Diluted income (loss) per share attributable to Company shareholders:
Loss from continuing operations	$(0.10)	$(0.05)	$(0.45)	$(0.29)
Income (loss) from discontinued operations	(0.22)	(0.09)	(0.38)	0.24
Net loss	$(0.32)	$(0.14)	$(0.83)	$(0.05)
Weighted average number of common shares outstanding:
Basic	49,336,581	48,586,757	49,093,356	48,447,044
Diluted	49,336,581	48,586,757	49,093,356	48,447,044
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014 (As Restated)	2013	2014 (As Restated)	2013
Net loss	$(15,511)	$(6,901)	$(40,501)	$(2,709)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	2,076	(1,590)	13	(2,591)
Changes in derivative financial instruments	(845)	232	(1,630)	460
Total other comprehensive income (loss), net of tax	1,231	(1,358)	(1,617)	(2,131)
Total comprehensive loss	$(14,280)	$(8,259)	$(42,118)	$(4,840)
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014 (As Restated)	2013
Cash flows from operating activities:
Net loss	$(40,501)	$(2,709)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	18,614	(11,386)
Depreciation and amortization	18,559	20,726
Loss on early extinguishment of debt	948	—
Stock-based compensation	4,509	2,761
Amortization of debt issuance costs	491	3,354
Non-cash interest expense	724	1,532
Deferred income tax expense (benefit)	3,234	(25)
Gain on disposal of property and equipment	(2,721)	(1,032)
Provision for bad debts	412	1,364
Other non-cash	—	(111)
Changes in operating assets and liabilities:
Accounts receivable, net	(49,941)	41,547
Contract cost and recognized income not yet billed	(10,673)	(749)
Prepaid expenses and other assets	(9,057)	9,434
Accounts payable and accrued liabilities	20,609	(33,871)
Accrued income taxes	(5,977)	(3,087)
Contract billings in excess of cost and recognized income	5,676	(15,639)
Other assets and liabilities, net	(2,990)	(6,597)
Cash provided by (used in) operating activities of continuing operations	(48,084)	5,512
Cash provided by operating activities of discontinued operations	10,622	4,084
Cash provided by (used in) operating activities	(37,462)	9,596
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	3,827	441
Proceeds from sale of subsidiaries	46,152	38,900
Purchases of property, plant and equipment	(8,353)	(4,600)
Cash provided by investing activities of continuing operations	41,626	34,741
Cash provided by (used in) provided by investing activities of discontinued operations	289	(453)
Cash provided by investing activities	41,915	34,288
Cash flows from financing activities:
Proceeds from revolver and notes payable	30,000	32,129
Payments on capital leases	(479)	(815)
Payments of revolver and notes payable	(19,336)	(70,413)
Payments on term loan facility	(28,527)	—
Payments to reacquire common stock	(1,241)	(536)
Payments to noncontrolling interest owners	—	(3,100)
Costs of debt issuance	—	(1,274)
Cash used in financing activities of continuing operations	(19,583)	(44,009)
Cash used in financing activities of discontinued operations	(100)	(126)
Cash used in financing activities	(19,683)	(44,135)
Effect of exchange rate changes on cash and cash equivalents	(106)	(519)
Net decrease in cash and cash equivalents	(15,336)	(770)
Cash and cash equivalents of continuing operations at beginning of period	42,569	48,778
Cash and cash equivalents of discontinued operations at beginning of period	1,041	5,602
Cash and cash equivalents at beginning of period	43,610	54,380
Cash and cash equivalents at end of period	28,274	53,610
Less: cash and cash equivalents of discontinued operations at end of period	—	—
Cash and cash equivalents of continuing operations at end of period	$28,274	$53,610
Supplemental disclosures of cash flow information:
Cash paid for interest (including discontinued operations)	$13,823	$12,233
Cash paid for income taxes (including discontinued operations)	$13,390	$7,601
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
The accompanying Condensed Consolidated Balance Sheet as of December 31, 2013, which has been derived from audited consolidated financial statements, and the unaudited Condensed Consolidated Financial Statements as of June 30, 2014 (restated) and 2013, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. However, the Company believes the presentations and disclosures herein are adequate to make the information not misleading. These restated unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s December 31, 2013 audited Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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
Out-of-Period Adjustments – The Company recorded out-of-period adjustments during the six months ended June 30, 2014 related to the calculation of its state tax provision and the overstatement of rent expense. The net impact of these adjustments was an increase to pre-tax loss, as restated, of $0.2 million and a decrease to net loss from continuing operations, as restated, and net loss, as restated, of $0.3 million for the six months ended June 30, 2014. The Company does not believe these adjustments are material, individually or in the aggregate, to its Condensed Consolidated Financial Statements for the six months ended June 30, 2014, nor does it believe such items are material to any of its previously issued annual or quarterly financial statements, or its expected 2014 annual financial statements.
Reclassifications – Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. These reclassifications primarily relate to the sale of the union refinery maintenance turnaround business unit, a related fabrication facility and associated tools and equipment (“CTS”) during the second quarter of 2014. See Note 14 – Discontinued Operations for additional discussion associated with these reclassifications.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Restatement of Previously Reported Condensed Consolidated Financial Statements

In the fourth quarter of 2014, the Company identified errors in the estimated total revenues, costs and profits at completion for two significant pipeline construction projects accounted for under the percentage-of-completion method of accounting within its Oil & Gas segment. As a result of these errors, additional pre-tax charges, including the reversal of previously recognized pre-tax income and the recognition of additional pre-tax losses, should have been recorded in the quarterly period ended June 30, 2014. To correct these errors and to address matters related to the foregoing with respect to its disclosure controls and procedures, the Company determined that it must file this Form 10-Q/A to restate its previously issued Condensed Consolidated Financial Statements for the quarterly period ended June 30, 2014.
Giving consideration to all project information to date, these errors, in addition to the correction of certain other immaterial errors, and the reversal of previously accrued bonuses, resulted in additional pre-tax charges of $11.9 million and $30.0 million for the three and six months ended June 30, 2014, respectively.
The following table summarizes the impact of the restatement on the Company's Condensed Consolidated Statement of Operations for the three months ended June 30, 2014 (in thousands):

	Three Months Ended June 30, 2014
	As Reported	Restatement Adjustments	As Restated
Contract revenue	$543,557	$(3,767)	$539,790
Operating expenses:			—
Contract	482,559	10,861	493,420
Amortization of intangibles	3,119	—	3,119
General and administrative	39,373	(2,682)	36,691
	525,051	8,179	533,230
Operating income (loss)	18,506	(11,946)	6,560
Other expense:
Interest expense, net	(7,477)	—	(7,477)
Loss on early extinguishment of debt	(948)	—	(948)
Other, net	(151)	—	(151)
	(8,576)	—	(8,576)
Income (loss) from continuing operations before income taxes	9,930	(11,946)	(2,016)
Provision (benefit) for income taxes	2,962	(87)	2,875
Income (loss) from continuing operations	6,968	(11,859)	(4,891)
Loss from discontinued operations net of provision for income taxes	(10,620)	—	(10,620)
Net loss	$(3,652)	$(11,859)	$(15,511)
Basic income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$0.14	$(0.24)	$(0.10)
Loss from discontinued operations	(0.22)	—	(0.22)
Net loss	$(0.08)	$(0.24)	$(0.32)
Diluted income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$0.14	$(0.24)	$(0.10)
Loss from discontinued operations	(0.21)	(0.01)	(0.22)
Net loss	$(0.07)	$(0.25)	$(0.32)
Weighted average number of common shares outstanding:
Basic	49,336,581	49,336,581	49,336,581
Diluted	49,779,102	49,336,581	49,336,581

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Restatement of Previously Reported Condensed Consolidated Financial Statements (continued)

The additional pre-tax charges of $11.9 million for the three months ended June 30, 2014, includes the following:

•	A net reduction in previously recognized contract revenue of $3.8 million for two significant pipeline construction projects; and

•
An $8.2 million increase in operating expenses primarily due to the recognition of a net $11.7 million in reserve for losses on two significant pipeline construction projects, partially offset by the reversal of $3.5 million in previously accrued bonuses, which will no longer be paid in accordance with the Company's bonus plan, due to the additional losses incurred.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Restatement of Previously Reported Condensed Consolidated Financial Statements (continued)

The following table summarizes the impact of the restatement on the Company's Condensed Consolidated Statement of Operations for the six months ended June 30, 2014 (in thousands):

	Six Months Ended June 30, 2014
	As Reported	Restatement Adjustments	As Restated
Contract revenue	$1,036,941	$(20,613)	$1,016,328
Operating expenses:			—
Contract	922,093	13,323	935,416
Amortization of intangibles	6,238	—	6,238
General and administrative	77,704	(3,941)	73,763
	1,006,035	9,382	1,015,417
Operating income (loss)	30,906	(29,995)	911
Other expense:
Interest expense, net	(15,195)	—	(15,195)
Loss on early extinguishment of debt	(948)	—	(948)
Other, net	(111)	—	(111)
	(16,254)	—	(16,254)
Income (loss) from continuing operations before income taxes	14,652	(29,995)	(15,343)
Provision for income taxes	6,297	247	6,544
Income (loss) from continuing operations	8,355	(30,242)	(21,887)
Loss from discontinued operations net of provision for income taxes	(18,614)	—	(18,614)
Net loss	$(10,259)	$(30,242)	$(40,501)
Basic income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$0.17	$(0.62)	$(0.45)
Loss from discontinued operations	(0.38)	—	(0.38)
Net loss	$(0.21)	$(0.62)	$(0.83)
Diluted income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$0.17	$(0.62)	$(0.45)
Loss from discontinued operations	(0.37)	(0.01)	(0.38)
Net loss	$(0.20)	$(0.63)	$(0.83)
Weighted average number of common shares outstanding:
Basic	49,093,356	49,093,356	49,093,356
Diluted	49,726,066	49,093,356	49,093,356
The additional pre-tax charges of $30.0 million for the six months ended June 30, 2014, include the following:

•
A reduction in contract revenue of $20.6 million which consists of $20.3 million in previously recognized contract revenue for two significant pipeline construction projects and a $0.3 million reduction related to the erroneous recognition of an unapproved change order; and

•
A $9.4 million increase in operating expenses due to the recognition of $14.2 million in reserve for losses on two significant pipeline construction projects and $0.4 million in rent expense, partially offset by a reversal of $5.2 million in previously accrued bonuses, which will no longer be paid due to the additional losses incurred.

In addition to the pre-tax adjustments discussed above, the adjustment to income (loss) from continuing operations for the six months ended June 30, 2014 includes a $0.2 million adjustment related to an additional tax provision recorded as a result of the decrease in bonus expense discussed above.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Restatement of Previously Reported Condensed Consolidated Financial Statements (continued)

The following tables summarize the impact of the restatement on the Company's Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2014 (in thousands):

	Three Months Ended June 30, 2014
	As Reported	Restatement Adjustments	As Restated
Net loss	$(3,652)	$(11,859)	$(15,511)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	2,076	—	2,076
Changes in derivative financial instruments	(845)	—	(845)
Total other comprehensive income, net of tax	1,231	—	1,231
Total comprehensive loss	$(2,421)	$(11,859)	$(14,280)

	Six Months Ended June 30, 2014
	As Reported	Restatement Adjustments	As Restated
Net loss	$(10,259)	$(30,242)	$(40,501)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	13	—	13
Changes in derivative financial instruments	(1,630)	—	(1,630)
Total other comprehensive loss, net of tax	(1,617)	—	(1,617)
Total comprehensive loss	$(11,876)	$(30,242)	$(42,118)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Restatement of Previously Reported Condensed Consolidated Financial Statements (continued)

The following table summarizes the impact of the restatement on the Company's Condensed Consolidated Balance Sheet at June 30, 2014 (in thousands):

	As of June 30, 2014
	As Reported	Restatement Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$28,274	$—	$28,274
Accounts receivable, net	415,277	—	415,277
Contract cost and recognized income not yet billed	81,060	(15,095)	65,965
Prepaid expenses and other assets	34,050	—	34,050
Parts and supplies inventories	4,156	—	4,156
Deferred income taxes	10,203	—	10,203
Assets associated with discontinued operations	13,395	—	13,395
Total current assets	586,415	(15,095)	571,320
Property, plant and equipment, net	100,306	—	100,306
Intangible assets, net	121,339	—	121,339
Other assets	34,334	—	34,334
Total assets	$842,394	$(15,095)	$827,299
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$263,006	$8,938	$271,944
Contract billings in excess of cost and recognized income	25,741	5,518	31,259
Current portion of capital lease obligations	862	—	862
Notes payable and current portion of long-term debt	6,210	—	6,210
Current portion of settlement obligation of discontinued operations	36,500	—	36,500
Accrued income taxes	3,646	247	3,893
Liabilities associated with discontinued operations	8,695	—	8,695
Other current liabilities	6,603	—	6,603
Total current liabilities	351,263	14,703	365,966
Long-term debt	250,094	—	250,094
Capital lease obligations	937	—	937
Long-term liabilities for unrecognized tax benefits	1,514	—	1,514
Deferred income taxes	12,174	—	12,174
Other long-term liabilities	47,079	444	47,523
Total liabilities	663,061	15,147	678,208
Total stockholders' equity	179,333	(30,242)	149,091
Total liabilities and stockholders’ equity	$842,394	$(15,095)	$827,299
The net $20.6 million decrease in contracts in progress consists of $20.3 million in previously recognized contract revenue for two significant pipeline construction projects and a $0.3 million reduction related to the erroneous recognition of an unapproved change order.
The $8.9 million increase in accounts payable and accrued liabilities primarily relates to a reserve for estimated losses on two significant pipeline construction projects of $14.2 million, partially offset by a $5.2 million reduction related to the reversal of previously accrued bonuses.
The increase in the other balance sheet accounts relates to a $0.4 million increase in other long-term liabilities attributed to additional rent expense and a $0.2 million increase in accrued income taxes attributed to an additional tax provision recorded as a result of the decrease in bonus expense discussed above.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Restatement of Previously Reported Condensed Consolidated Financial Statements (continued)

The following table summarizes the impact of the restatement on the Company's Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2014 (in thousands):

	Six Months Ended June 30, 2014
	As Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(10,259)	$(30,242)	$(40,501)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	18,614	—	18,614
Depreciation and amortization	18,559	—	18,559
Loss on early extinguishment of debt	948	—	948
Stock-based compensation	4,509	—	4,509
Amortization of debt issuance costs	491	—	491
Non-cash interest expense	724	—	724
Deferred income tax expense	3,234	—	3,234
Gain on disposal of property and equipment	(2,721)	—	(2,721)
Provision for bad debts	412	—	412
Other non-cash	—	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(49,941)	—	(49,941)
Contract cost and recognized income not yet billed	(25,768)	15,095	(10,673)
Prepaid expenses and other assets	(9,057)	—	(9,057)
Accounts payable and accrued liabilities	11,671	8,938	20,609
Accrued income taxes	(6,224)	247	(5,977)
Contract billings in excess of cost and recognized income	158	5,518	5,676
Other assets and liabilities, net	(3,434)	444	(2,990)
Cash used in operating activities of continuing operations	(48,084)	—	(48,084)
Cash provided by operating activities of discontinued operations	10,622	—	10,622
Cash used in operating activities	(37,462)	—	(37,462)
Cash provided by investing activities	41,915	—	41,915
Cash used in financing activities	(19,683)	—	(19,683)
Effect of exchange rate changes on cash and cash equivalents	(106)	—	(106)
Net decrease in cash and cash equivalents	(15,336)	—	(15,336)
Cash and cash equivalents of continuing operations at beginning of period	42,569	—	42,569
Cash and cash equivalents of discontinued operations at beginning of period	1,041	—	1,041
Cash and cash equivalents at beginning of period	43,610	—	43,610
Cash and cash equivalents at end of period	28,274	—	28,274
Less: cash and cash equivalents of discontinued operations at end of period	—	—	—
Cash and cash equivalents of continuing operations at end of period	$28,274	$—	$28,274

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

4. Contracts in Progress
Contract cost and recognized income not yet billed on uncompleted contracts arise when recorded revenues for a contract exceed the amounts billed under the terms of the contracts. Contract billings in excess of cost and recognized income arise when billed amounts exceed revenues recorded. Amounts are billable to customers upon various measures of performance, including achievement of certain milestones, completion of specified units, or completion of the contract. Also included in contract cost and recognized income not yet billed on uncompleted contracts are amounts the Company seeks to collect from customers for change orders approved in scope but not for price associated with that scope change (unapproved change orders). Revenue for these amounts is recorded equal to the lesser of the expected revenue or cost incurred when realization of price approval is probable. Estimating revenues from unapproved change orders involves the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded unapproved change orders may be made in the near-term. If the Company does not successfully resolve these matters, a reduction in revenues may be required to amounts that have been previously recorded.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Contracts in Progress (continued)

Contract cost and recognized income not yet billed and related amounts billed as of June 30, 2014 and December 31, 2013 was as follows (in thousands):

	June 30, 2014 (As Restated)	December 31, 2013
Cost incurred on contracts in progress	$1,079,236	$705,601
Recognized income	139,147	162,604
	1,218,383	868,205
Progress billings and advance payments	(1,183,677)	(838,407)
	$34,706	$29,798
Contract cost and recognized income not yet billed	$65,965	$55,384
Contract billings in excess of cost and recognized income	(31,259)	(25,586)
	$34,706	$29,798
Contract cost and recognized income not yet billed includes $6.0 million and $5.0 million at June 30, 2014 and December 31, 2013, respectively, on completed contracts.
The balances billed but not paid by customers pursuant to retainage provisions in certain contracts are generally due upon completion of the contracts and acceptance by the customer. Based on the Company’s experience with similar contracts in recent years, the majority of the retainage balances at each balance sheet date are expected to be collected within the next 12 months. Current retainage balances at June 30, 2014 and December 31, 2013, were approximately $60.6 million and $39.1 million, respectively, and are included in “Accounts receivable” in the Condensed Consolidated Balance Sheets. Retainage balances with settlement dates beyond the next 12 months at June 30, 2014 and December 31, 2013, were approximately $2.5 million and $0.0 million, respectively, and are included in “Other assets” in the Condensed Consolidated Balance Sheets.

5. Intangible Assets
The changes in the carrying amounts of intangible assets for the six months ended June 30, 2014 are detailed below (in thousands):

	Customer Relationships	Trademark / Tradename	Non-compete Agreements	Technology	Total
Balance as of December 31, 2013	$115,218	$8,586	$108	$3,573	$127,485
Amortization	(5,215)	(640)	(108)	(275)	(6,238)
Other	—	92	—	—	92
Balance as of June 30, 2014	$110,003	$8,038	$—	$3,298	$121,339
Weighted Average Remaining Amortization Period	10.8 years	5.7 years	0.0 years	6.0 years
Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 15 years.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Intangible Assets (continued)

Estimated amortization expense for the remainder of 2014 and each of the subsequent five years and thereafter is as follows (in thousands):

Fiscal year:
Remainder of 2014	$6,128
2015	12,256
2016	12,256
2017	12,256
2018	12,256
2019	12,138
Thereafter	54,049

Total amortization	$121,339

6. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities as of June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014 (As Restated)	December 31, 2013
Trade accounts payable	$117,875	$107,227
Payroll and payroll liabilities	58,447	55,153
Accrued contract costs	50,008	40,376
Self-insurance accrual	16,356	14,785
Other accrued liabilities	29,258	33,661
Total accounts payable and accrued liabilities	$271,944	$251,202

7. Long-term Debt
Long-term debt as of June 30, 2014 and December 31, 2013 was as follows (in thousands):

	June 30, 2014	December 31, 2013
2013 Term Loan Facility, net of unamortized discount of $6,771 and $8,306	$214,077	$241,069
Revolver borrowings under the 2013 ABL Credit Facility	30,000	18,953
Capital lease obligations	1,799	2,278
Other obligations	12,227	14,908
Total debt	258,103	277,208
Less: current portion	(7,072)	(7,395)
Long-term debt, net	$251,031	$269,813

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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Long-term Debt (continued)

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
Obligations under the ABL Credit Facility are secured by a first priority security interest in the borrowers’ and guarantors’ accounts receivable, deposit accounts and similar assets (the “ABL Priority Collateral”) and a second priority security interest in the borrowers’ and guarantors’ equipment, inventory, subsidiary capital stock, and intellectual property, which is subject to the first priority security interest of the collateral agent for the 2013 Term Loan Facility (the “Term Loan Priority Collateral”).

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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Long-term Debt (continued)

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

The Company’s primary sources of capital are its cash on hand, operating cash flows, and borrowings under the ABL Credit Facility. As of June 30, 2014, the Company had $30.0 million in outstanding revolver borrowings. The Company’s unused availability under its June 30, 2014 borrowing base certificate was $47.1 million on a borrowing base of $142.9 million and outstanding letters of credit of $65.8 million.

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

Debt Covenants and Events of Default
A default under the 2013 Credit Facilities may be triggered by events such as a failure to comply with financial covenants or other covenants under the 2013 Credit Facilities, a failure to make payments when due under the 2013 Credit Facilities, a failure to make payments when due in respect of, or a failure to perform obligations relating to, debt obligations in excess of $15.0 million, a change of control of the Company, and certain insolvency proceedings. A default under the ABL Credit Facility would permit the lenders to terminate their commitment to make cash advances or issue letters of credit, require the immediate repayment of any outstanding cash advances with interest and require the cash collateralization of outstanding letter of credit obligations. A default under the 2013 Term Loan Facility would permit the lenders to require immediate repayment of all interest, fees and other amounts payable thereunder.
Based on the decision to restate its Condensed Consolidated Financial Statements for the quarterly periods ended March 31, 2014 and June 30, 2014, the Company was in violation of certain technical covenants in the 2013 Credit Facilities which, among other things, require the Company to deliver financial statements in accordance with GAAP. As a result, effective December 1, 2014, the lenders under the 2013 ABL Credit Facility and the 2013 Term Loan Facility each waived any default or event of default resulting from the failure of the Company's Condensed Consolidated Financial Statements for the quarterly period ended March 31, 2014 to conform to GAAP. Effective October 21, 2014, the lenders under the ABL Credit Facility also waived any default or event of default resulting from the failure of the Company's Condensed Consolidated Financial Statements for the quarterly period ended June 30, 2014 to conform to GAAP.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Long-term Debt (continued)

On November 12, 2014, the Company amended, and obtained certain waivers under, the 2013 Term Loan Facility pursuant to a Waiver and Third Amendment (the "Third Amendment"). The Third Amendment modifies certain financial covenants and waives any defaults or events of default under the 2013 Term Loan Facility as a result of the restatement of the Company's Condensed Consolidated Financial Statements for the quarterly period ended June 30, 2014.
The table below sets forth information with respect to the financial covenants included in the 2013 Credit Facilities, as modified by the Third Amendment, as well as the calculation of the Company's performance in relation to the financial covenants at June 30, 2014. If the refinancing of the 2013 Term Loan Facility is completed, the Company expects that the covenant requirements under the 2014 Term Loan Facility will be the same as those described in the table below:

	Covenants Requirements	Actual Ratios at June 30, 2014
Maximum Total Leverage Ratio(1) under the 2013 Term Loan Facility (the ratio of Consolidated Debt to Consolidated EBITDA as defined in the credit agreement for the 2013 Term Loan Facility) should be equal to or less than:	3.00 to 1	2.64
Minimum Interest Coverage Ratio(2) under the 2013 Term Loan Facility (the ratio of Consolidated EBITDA to Consolidated Interest Expense as defined in the credit agreement for the 2013 Term Loan Facility) should be equal to or greater than:	3.50 to 1	3.57
Minimum Fixed Charge Coverage Ratio(3) under the ABL Credit Facility (the ratio of Consolidated EBITDA less Capital Expenditures and cash income taxes to Consolidated Interest Expense, Restricted Payments made in cash and scheduled cash principal payments made on borrowed money as defined in the credit agreement for the ABL Credit Facility) should be equal to or greater than:
	1.15 to 1	N/A

(1)
The Maximum Total Leverage Ratio increases to 4.50 to 1 as of December 31, 2014 and decreases to 4.00 to 1 as of September 30, 2015, 3.50 to 1 as of December 31, 2015, 3.25 to 1 as of March 31, 2016, 3.00 to 1 as of June 30, 2016 and 2.75 to 1 as of September 30, 2016 and thereafter.

(2)
The Minimum Interest Coverage Ratio decreases to 2.75 to 1 as of September 30, 2014 and 2.00 to 1 as of December 31, 2014 and increases to 2.50 to 1 as of September 30, 2015, 2.75 to 1 as of March 31, 2016, 3.00 to 1 as of June 30, 2016 and 3.50 to 1 as of September 30, 2016 and thereafter.

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

As of June 30, 2014, the Company was in compliance with all financial covenants under the 2013 Credit Facilities. The Company expects to remain in compliance with the modified covenants for the next 12 months.
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Long-term Debt (continued)

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
The 2013 Term Loan Facility, revolver borrowings under the 2013 ABL Credit Facility, capital lease obligations, and other obligations are classified within Level 2 of the fair value hierarchy. The fair value of the 2013 Term Loan Facility has been estimated using discounted cash flow analyses based on the Company’s incremental borrowing rate for similar borrowing arrangements. A significant increase or decrease in the inputs could result in a directionally opposite change in the fair value of the 2013 Term Loan Facility.

8. Income Taxes
The effective tax rate on continuing operations was a negative 42.7 percent and a negative 36.1 percent for the six months ended June 30, 2014 and 2013, respectively. Tax benefit for discrete items for the six months ended June 30, 2014 was $0.5 million. This amount is composed of a tax refund, uncertain tax positions and Texas Margins Tax. Tax expense for the six months ended June 30, 2014 was $6.5 million, mainly due to Canadian Tax and Texas Margins Tax offset by the tax benefit from a tax refund. The Company has not recorded the benefit of current year losses in the United States. As of June 30, 2014, U.S. federal and state deferred tax assets continue to be covered by valuation allowances. The ultimate realization of deferred tax assets is dependent upon the generation of future U.S. taxable income. The Company considers the impacts of reversing taxable temporary differences, future forecasted income and available tax planning strategies when forecasting future taxable income and in evaluating whether deferred tax assets are more likely than not to be realized.
The effective tax rate on continuing operations was a negative 142.6 percent and a negative 78.4 percent for the three months ended June 30, 2014 and June 30, 2013, respectively. Tax expense for the three months ended June 30, 2014 was $2.9 million, which primarily relates to Canadian Tax and Texas Margins Tax partially offset by a tax refund.
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Stockholders' Equity

The information contained in this note pertains to continuing and discontinued operations.
Changes in Accumulated Other Comprehensive Income by Component

	Three Months Ended June 30, 2014 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income
Balance as of March 31, 2014	$9,217	$(3,258)	$5,959
Other comprehensive income (loss) before reclassifications	2,076	(1,098)	978
Amounts reclassified from accumulated other comprehensive income	—	253	253
Net current-period other comprehensive income (loss)	2,076	(845)	1,231
Balance as of June 30, 2014	$11,293	$(4,103)	$7,190

	Six Months Ended June 30, 2014 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income
Balance as of December 31, 2013	$11,280	$(2,473)	$8,807
Other comprehensive income (loss) before reclassifications	13	(2,133)	(2,120)
Amounts reclassified from accumulated other comprehensive income	—	503	503
Net current-period other comprehensive income (loss)	13	(1,630)	(1,617)
Balance as of June 30, 2014	$11,293	$(4,103)	$7,190

	Three Months Ended June 30, 2013 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income
Balance as of March 31, 2013	$13,944	$(1,213)	$12,731
Other comprehensive loss before reclassifications	(1,590)	(25)	(1,615)
Amounts reclassified from accumulated other comprehensive income	—	257	257
Net current-period other comprehensive income (loss)	(1,590)	232	(1,358)
Balance as of June 30, 2013	$12,354	$(981)	$11,373

	Six Months Ended June 30, 2013 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income
Balance as of December 31, 2012	$14,945	$(1,441)	$13,504
Other comprehensive loss before reclassifications	(2,723)	(52)	(2,775)
Amounts reclassified from accumulated other comprehensive income	132	512	644
Net current-period other comprehensive income (loss)	(2,591)	460	(2,131)
Balance as of June 30, 2013	$12,354	$(981)	$11,373

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Stockholders' Equity (continued)

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

Stock Ownership Plans
In May 1996, the Company established the Willbros Group, Inc. 1996 Stock Plan (the “1996 Plan”) with 1,125,000 shares of common stock authorized for issuance to provide for awards to key employees of the Company, and the Willbros Group, Inc. Director Stock Plan (the “Director Plan”) with 125,000 shares of common stock authorized for issuance to provide for the grant of stock options to non-employee directors. The number of shares authorized for issuance under the 1996 Plan and the Director Plan, was increased to 4,825,000 and 225,000, respectively, by stockholder approval. The Director Plan expired August 16, 2006.
In 2006, the Company established the 2006 Director Restricted Stock Plan (the “2006 Director Plan”) with 50,000 shares authorized for issuance to grant shares of restricted stock and restricted stock rights to non-employee directors. The number of shares authorized for issuance under the 2006 Director Plan was increased in 2008 to 250,000, in 2012 to 550,000, and in 2014 to 750,000 by stockholder approval.
On May 26, 2010, the Company established the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (the “2010 Plan”) with 2,100,000 shares of common stock authorized for issuance (increased in 2012 to 3,450,000 shares and in 2014 to 6,050,000 shares by stockholder approval) to provide for awards to key employees of the Company. All future grants of stock awards to key employees will be made through the 2010 Plan. As a result, the 1996 Plan was frozen, with the exception of normal vesting, forfeiture, and other activity associated with awards previously granted under the 1996 Plan. At June 30, 2014, the 2010 Plan had 3,490,764 shares available for grant.

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
Basic and diluted income (loss) per common share from continuing operations is computed as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014 (As Restated)	2013	2014 (As Restated)	2013
Net loss from continuing operations applicable to common shares (numerator for basic and diluted calculation)	$(4,891)	$(2,562)	$(21,887)	$(14,095)
Weighted average number of common shares outstanding for basic income (loss) per share	49,336,581	48,586,757	49,093,356	48,447,044
Weighted average number of potentially dilutive common shares outstanding	—	—	—	—
Weighted average number of common shares outstanding for diluted income (loss) per share	49,336,581	48,586,757	49,093,356	48,447,044
Loss per common share from continuing operations:
Basic	$(0.10)	$(0.05)	$(0.45)	$(0.29)
Diluted	$(0.10)	$(0.05)	$(0.45)	$(0.29)

The Company has excluded shares potentially issuable under the terms of use of the securities listed below from the computation of diluted income per share, as the effect would be anti-dilutive:

	Three Months Ended June 30,
	2014 (As Restated)	2013
Stock options	189,973	182,431
Restricted stock and restricted stock rights	430,298	643,859
	620,271	826,290

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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Segment Information (continued)

The following tables reflect the Company’s operations by reportable segment for the three months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30, 2014 (As Restated)
	Oil & Gas	Utility T&D	Professional Services	Canada	Eliminations	Consolidated
Contract revenue	$234,010	$111,936	$100,395	$95,277	$(1,828)	$539,790
Operating expenses	256,615	102,208	92,417	83,818	(1,828)	533,230
Operating income (loss)	$(22,605)	$9,728	$7,978	$11,459	$—	6,560
Other expense						(8,576)
Provision for income taxes						2,875
Loss from continuing operations						(4,891)
Loss from discontinued operations net of provision for income taxes						(10,620)
Net loss						$(15,511)

	Three Months Ended June 30, 2013
	Oil & Gas	Utility T&D	Professional Services	Canada	Eliminations	Consolidated
Contract revenue	$134,368	$128,321	$87,423	$87,425	$(1,692)	$435,845
Operating expenses	156,198	112,693	79,238	83,117	(1,692)	429,554
Operating income (loss)	$(21,830)	$15,628	$8,185	$4,308	$—	6,291
Other expense						(7,727)
Provision for income taxes						1,126
Loss from continuing operations						(2,562)
Loss from discontinued operations net of provision for income taxes						(4,339)
Net loss						$(6,901)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Segment Information (continued)

The following tables reflect the Company’s operations by reportable segment for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30, 2014 (As Restated)
	Oil & Gas	Utility T&D	Professional Services	Canada	Eliminations	Consolidated
Contract revenue	$411,539	$208,269	$187,499	$212,356	$(3,335)	$1,016,328
Operating expenses	455,156	198,372	177,598	187,626	(3,335)	1,015,417
Operating income (loss)	$(43,617)	$9,897	$9,901	$24,730	$—	911
Other expense						(16,254)
Provision for income taxes						6,544
Loss from continuing operations						(21,887)
Loss from discontinued operations net of provision for income taxes						(18,614)
Net loss						$(40,501)

	Six Months Ended June 30, 2013
	Oil & Gas	Utility T&D	Professional Services	Canada	Eliminations	Consolidated
Contract revenue	$302,904	$241,525	$165,888	$199,420	$(2,981)	$906,756
Operating expenses	339,209	224,004	157,090	184,605	(2,981)	901,927
Operating income (loss)	$(36,305)	$17,521	$8,798	$14,815	$—	4,829
Other expense						(15,186)
Provision for income taxes						3,738
Loss from continuing operations						(14,095)
Income from discontinued operations net of provision for income taxes						11,386
Net loss						$(2,709)
Total assets by segment as of June 30, 2014 and December 31, 2013 are presented below (in thousands):

	June 30, 2014 (As Restated)	December 31, 2013
Oil & Gas	$268,796	$234,004
Utility T&D	274,179	260,867
Professional Services	104,074	94,828
Canada	112,613	123,838
Corporate	54,242	57,448
Total assets, continuing operations	$813,904	$770,985

12. Contingencies, Commitments and Other Circumstances
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Contingencies, Commitments and Other Circumstances (continued)

Litigation and Regulatory Matters Related to the Company’s October 21, 2014 Press Release Announcing a Restatement of its Condensed Consolidated Financial Statements for the Quarterly Period Ended June 30, 2014
After the Company announced it would be restating its Condensed Consolidated Financial Statements for the quarterly period ended June 30, 2014, a complaint was filed in the United States District Court for the Southern District of Texas on October 28, 2014 seeking class action status on behalf of the Company’s shareholders and alleging damages on their behalf arising from the matters that led to the restatement. The defendants in the case, Ray Walters v. Willbros Group, Inc. et al, are the Company and its former chief executive officer and current chief financial officer. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, arising out of the restatement of the Company’s second quarter 2014 financial statements and seeks undisclosed damages. The court has not appointed a lead plaintiff, and the Company has not yet answered or otherwise responded to the complaint. As this matter is at a very early stage, the Company is not able at this time to determine the likelihood of loss, if any, arising from this matter. The Company believes the claims are without merit and intends to defend against them vigorously.
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

Other
In addition to the matters discussed above and in Note 14 – Discontinued Operations, the Company is party to a number of other legal proceedings. Management believes that the nature and number of these proceedings are typical for a firm of similar size engaged in a similar type of business and that none of these proceedings is material to the Company’s condensed consolidated results of operations, financial position, or cash flows.

Commitments
From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds, and financial guarantees. Contracts with the Company’s customers may require the Company to secure letters of credit or surety bonds with regard to the Company’s performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or surety bonds in lieu of contract retention provisions, where the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At June 30, 2014, the Company had approximately $65.8 million of outstanding letters of credit. This amount represents the maximum amount of payments the Company could be required to make if these letters of credit are drawn upon. Additionally, the Company issues surety bonds customarily required by commercial terms on construction projects. At June 30, 2014, the Company had bonds outstanding, primarily performance bonds, with a face value at $235.1 million. This amount represents the bond penalty amount of future payments the Company could be required to make if the Company fails to perform its obligations under such contracts. The performance bonds do not have a stated expiration date; rather, each is released when the contract is accepted by the owner. The Company’s maximum exposure as it relates to the value of the bonds outstanding is lowered on each bonded project as the cost to complete is reduced. As of June 30, 2014, no liability has been recognized for letters of credit or surety bonds.

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
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, notes payable, long-term debt, and interest rate contracts. The fair value estimates of the Company’s financial instruments have been determined using available market information and appropriate valuation methodologies and approximate carrying value.

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

The carrying amount and fair value of these swap agreements are equivalent since the Company accounts for these instruments at fair value. The values, as identified below (in thousands), are derived from pricing models using inputs based upon market information, including contractual terms, market prices, and yield curves. The inputs to the valuation pricing models are observable in the market, and, as such, are generally classified as Level 2 in the fair value hierarchy. For validation purposes, the swap valuations are periodically compared to those produced by swap counterparties. Amounts of OCI relating to the interest rate swaps expected to be recognized in interest expense in the coming twelve months totaled $1.9 million.

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

14. Discontinued Operations

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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Discontinued Operations (continued)

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

14. Discontinued Operations (continued)

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

Second Quarter of 2014
In the second quarter of 2014, we generated contract revenue of $539.8 million, an increase of approximately $103.9 million from the second quarter of 2013. The increase was attributed primarily to an increase of $99.6 million in our Oil & Gas segment as well as increases of $13.0 million and $7.9 million in our Professional Services and Canada segments, respectively. The overall increase in contract revenue was partially offset by a $16.4 million decrease in our Utility T&D segment.
Operating income of $6.6 million during the second quarter of 2014 was an increase of $0.3 million compared to the second quarter of 2013. This increase was primarily due to improved profitability in our Canada segment. The increase in operating income was partially offset by decreased performance in our electric transmission construction services within our Utility T&D segment primarily due to the completion of two Texas Competitive Renewable Energy Zone ("CREZ") transmission construction projects in the same period last year as well as the deterioration of a significant pipeline construction project in our Oil & Gas segment.
Contract revenue of $234.0 million generated by our Oil & Gas segment increased approximately 74.2 percent from the second quarter of 2013 primarily driven by increased demand and a higher utilization of resources within our cross-country pipeline, downstream and regional delivery services. The operating loss of $22.6 million in the second quarter of 2014 increased $0.8 million compared to the same period last year. The increased operating loss is primarily related to increased losses in our regional delivery services primarily related to a significant pipeline construction project in the northeast, partially offset by improved performance within our cross-country pipeline construction services.
Contract revenue of $111.9 million generated by our Utility T&D segment decreased $16.4 million from the second quarter of 2013 and operating income of $9.7 million decreased $5.9 million. These decreases are primarily attributable to the completion of the Texas CREZ backlog in 2013; however, we are experiencing revenue and margin growth in our service lines and continue to anticipate margin improvement as this segment transitions to a more balanced customer base for transmission construction.
Our Canada segment generated contract revenue of $95.3 million, up $7.9 million from the same period last year. Operating income for the second quarter of 2014 more than doubled to $11.5 million from the same period last year due primarily to a shift in portfolio mix from lower-margin maintenance work to higher-margin lump sum projects. Canada continues to benefit from its focus on the oil sands mining and in-situ markets and the process-focused leadership team.
Our Professional Services segment increased contract revenue by 14.8 percent over the second quarter of 2013, to $100.4 million. Professional Services operating income of $8.0 million in the second quarter of 2014 was a $0.2 million decrease from the second quarter of last year. The decrease quarter-over-quarter was primarily driven by delayed start on a government services project, partially offset by strong execution and performance on EPC projects and higher margins in our integrity service offerings. We continue to expect that the investments we have made in new offices and technology will add margin improvement going forward.

Looking Forward
We continue to expect increased opportunities for our Professional Services, Oil & Gas, and Utility T&D segments and continue to focus on driving the process-oriented culture change that has positively impacted safety performance over the last two years. This focus on risk identification and mitigation and on lines of service which are underperforming, with the objective of generating improved operating results, cash flow and margins, will continue to be the focus of management actions throughout 2014. We will continue to take actions to remediate or exit lines of service which are not performing to expectations and focus on expansion of services which contribute superior risk adjusted margins and demonstrate growth potential in all of our segments.

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
A reconciliation of Adjusted EBITDA from continuing operations to U.S. GAAP financial information follows (in thousands):

	Six Months Ended
	June 30, 2014 (As Restated)	June 30, 2013
Loss from continuing operations	$(21,887)	$(14,095)
Interest expense, net	15,195	15,109
Provision for income taxes	6,544	3,738
Depreciation and amortization	18,559	20,726
Loss on early extinguishment of debt	948	—
Stock based compensation	4,509	2,761
Restructuring and reorganization costs	220	154
Gain on disposal of property and equipment	(2,721)	(1,032)
Adjusted EBITDA from continuing operations	$21,367	$27,361

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

At June 30, 2014, total backlog was approximately $1.7 billion and 12 month backlog was approximately $1.0 billion. In comparison to December 31, 2013, total backlog decreased approximately $238.6 million and 12 month backlog decreased approximately $76.6 million. These decreases are primarily related to the burn-off of backlog on certain significant Oil & Gas projects and the continued work-off of MSAs, which are subject to renewal options in future years.
The following tables (in thousands) show our backlog from continuing operations by operating segment and geographic location as of June 30, 2014 and December 31, 2013:

	June 30, 2014 (As Restated)				December 31, 2013
	12 Month	Percent	Total	Percent	12 Month	Percent	Total	Percent
Oil & Gas	$313,120	32.5%	$315,931	18.2%	$367,726	35.4%	$368,776	18.7%
Utility T&D	302,101	31.4%	946,321	54.7%	298,202	28.7%	978,535	49.7%
Professional Services	169,415	17.6%	213,557	12.3%	194,283	18.7%	256,981	13.0%
Canada	178,108	18.5%	255,812	14.8%	179,175	17.2%	365,946	18.6%
Total Backlog	$962,744	100.0%	$1,731,621	100.0%	$1,039,386	100.0%	$1,970,238	100.0%

	June 30, 2014 (As Restated)		December 31, 2013
	Total	Percent	Total	Percent
Total Backlog by Geographic Region
United States	$1,472,901	85.0%	$1,599,796	81.2%
Canada	255,812	14.8%	365,946	18.6%
Other International	2,908	0.2%	4,496	0.2%
Backlog	$1,731,621	100.0%	$1,970,238	100.0%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In our Annual Report on Form 10-K for the year ended December 31, 2013, we identified and disclosed our significant accounting policies. Subsequent to December 31, 2013, there has been no change to our significant accounting policies.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
(in thousands)

	2014 (As Restated)	2013	Change
Contract revenue
Oil & Gas	$234,010	$134,368	$99,642
Utility T&D	111,936	128,321	(16,385)
Professional Services	100,395	87,423	12,972
Canada	95,277	87,425	7,852
Eliminations	(1,828)	(1,692)	(136)
Total	539,790	435,845	103,945
General and administrative	36,691	41,004	(4,313)
Operating income (loss)
Oil & Gas	(22,605)	(21,830)	(775)
Utility T&D	9,728	15,628	(5,900)
Professional Services	7,978	8,185	(207)
Canada	11,459	4,308	7,151
Total	6,560	6,291	269
Other expense	(8,576)	(7,727)	(849)
Loss from continuing operations before income taxes	(2,016)	(1,436)	(580)
Provision for income taxes	2,875	1,126	1,749
Loss from continuing operations	(4,891)	(2,562)	(2,329)
Loss from discontinued operations net of provision for income taxes	(10,620)	(4,339)	(6,281)
Net loss	$(15,511)	$(6,901)	$(8,610)

Consolidated Results
Contract Revenue
Contract revenue increased $103.9 million in the second quarter of 2014 primarily related to higher utilization and increased demand in a number of service offerings within our Oil & Gas segment and continued growth within our Canada and Professional Services segments. The increase was partially offset by a reduction of activity in our electric transmission construction services within our Utility T&D segment primarily due to the completion of two Texas CREZ transmission construction projects in the same period last year.

General and Administrative Expenses
General and administrative expense as a percentage of contract revenue decreased to 6.8 percent in the second quarter of 2014 as compared to 9.4 percent in the second quarter of 2013. This change is primarily due to an increase in contract revenue in the current quarter without a corresponding increase in support and overhead costs in addition to a decrease in bonus expense quarter-over-quarter.

Operating Income
Operating income increased $0.3 million in the second quarter of 2014 driven primarily by improved profitability in our Canada segment. The increase in operating income was partially offset by decreased performance in our electric transmission construction services within our Utility T&D segment primarily due to the completion of two Texas CREZ transmission construction projects in the same period last year as well as the deterioration of a significant pipeline construction project in our Oil & Gas segment.

Other Expense
Other expense increased $0.8 million in the second quarter of 2014, primarily due to a one-time debt extinguishment charge of $0.9 million related to the write-off of Original Issue Discount and financing costs, which resulted from an early payment of debt under our 2013 Term Loan Facility.

Provision for Income Taxes
Provision for income taxes increased $1.7 million in the second quarter of 2014 primarily attributed to increased profitability in our Canada segment, which is subject to an income tax provision. We have not recorded the benefit of current year losses in the United States for the second quarter of 2014 as our U.S. federal and state deferred tax assets continue to be covered by valuation allowances.

Loss from Discontinued Operations, Net of Taxes
Loss from discontinued operations increased $6.3 million in the second quarter of 2014 primarily due to an $8.2 million loss on the sale of our union refinery maintenance turnaround business unit, a related fabrication facility and associated tools and equipment (“CTS”) which was recorded in the second quarter of 2014. The increase was partially offset by decreased losses attributed to the Maine Power Reliability Program ("MPRP") Project, quarter over quarter.

Segment Results
Oil & Gas Segment
Contract revenue increased $99.6 million in the second quarter of 2014 primarily related to higher utilization and increased demand within our cross-country pipeline, downstream, and regional delivery services.
Operating loss increased $0.8 million in the second quarter of 2014 primarily related to the deterioration of a significant pipeline construction project. This decrease was partially offset by improved performance within our downstream services.

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
Operating income decreased $5.9 million in the second quarter of 2014 driven primarily by the completion of the two Texas CREZ transmission construction projects referenced above. The decrease was partially offset by improved margins associated with distribution MSA work.

Professional Services Segment
Contract revenue increased $13.0 million in the second quarter of 2014 primarily from increased demand and growth in our engineering and EPC services partially offset by decreased activity in government services mainly related to the delayed start of projects under contract.
Operating income decreased $0.2 million in the second quarter of 2014 primarily due to increased losses in our government services mainly due to the delayed start of projects under contract. The decrease was partially offset by strong execution and performance on EPC projects and higher margins in our integrity service offerings.

Canada Segment
Contract revenue increased $7.9 million in the second quarter of 2014 primarily attributed to the continued large volume of work on all lines of service including several significant specialty service and lump-sum projects.
Operating income increased $7.2 million in the second quarter of 2014 primarily due to increased profitability in our tanks and facilities service offerings as well as a greater volume of lump-sum projects which produced higher margins quarter-over-quarter.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
(in thousands)

	2014 (As Restated)	2013	Change
Contract revenue
Oil & Gas	$411,539	$302,904	$108,635
Utility T&D	208,269	241,525	(33,256)
Professional Services	187,499	165,888	21,611
Canada	212,356	199,420	12,936
Eliminations	(3,335)	(2,981)	(354)
Total	1,016,328	906,756	109,572
General and administrative	73,763	77,472	(3,709)
Operating income (loss)
Oil & Gas	(43,617)	(36,305)	(7,312)
Utility T&D	9,897	17,521	(7,624)
Professional Services	9,901	8,798	1,103
Canada	24,730	14,815	9,915
Total	911	4,829	(3,918)
Other expense	(16,254)	(15,186)	(1,068)
Loss from continuing operations before income taxes	(15,343)	(10,357)	(4,986)
Provision for income taxes	6,544	3,738	2,806
Loss from continuing operations	(21,887)	(14,095)	(7,792)
Income (loss) from discontinued operations net of provision for income taxes	(18,614)	11,386	(30,000)
Net loss	$(40,501)	$(2,709)	$(37,792)

Consolidated Results
Contract Revenue
Contract revenue increased $109.6 million in the first six months of 2014 primarily related to higher utilization and increased demand in a number of service offerings within our Oil & Gas segment and continued growth within our Canada and Professional Services segments. The increase was partially offset by a reduction of activity in our electric transmission construction services within our Utility T&D segment primarily due to the completion of two Texas CREZ transmission construction projects in the same period last year.

General and Administrative Expenses
General and administrative expense as a percentage of contract revenue decreased to 7.3 percent for the first six months of 2014 compared to 8.5 percent for the six months of 2013. This change is primarily due to an increase in contract revenue during the first half of the year without a corresponding increase in support and overhead costs in addition to a decrease in bonus expense year-over-year.

Operating Income
Operating income decreased $3.9 million in the first six months of 2014 driven mainly through decreased performance in our electric transmission construction services within our Utility T&D segment primarily due to the completion of two Texas CREZ transmission construction projects in the same period last year. The decrease was also due to the deterioration of two significant pipeline construction projects in our Oil & Gas segment. This decrease was partially offset by continued profitability in our Canada and Professional Services segments.

Other Expense
Other expense increased $1.1 million in the first six months of 2014 primarily due to a one-time debt extinguishment charge of $0.9 million in the second quarter of 2014 related to the write-off of Original Issue Discount and financing costs, which resulted from an early payment of debt under our 2013 Term Loan Facility.

Provision for Income Taxes
Provision for income taxes increased $2.8 million in the first six months of 2014 primarily attributed to increased profitability in our Canada segment, which is subject to an income tax provision. We have not recorded the benefit of current year losses in the United States for the first six months of 2014 as our U.S. federal and state deferred tax assets continue to be covered by valuation allowances.

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

Segment Results
Oil & Gas Segment
Contract revenue increased $108.6 million during the first six months of 2014 primarily related to higher utilization in our cross-country pipeline, facilities, and downstream services.
Operating loss increased $7.3 million during the first six months of 2014 primarily related to losses generated by the deterioration of two significant pipeline construction projects. This decrease was partially offset by improved performance within our downstream services in comparison to the first six months of 2013.

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
Operating income decreased $7.6 million in the first six months of 2014 driven primarily by the completion of two Texas CREZ transmission construction projects referenced above. The decrease was partially offset by improved margins associated with distribution MSA work.

Professional Services Segment
Contract revenue increased $21.6 million in the first six months of 2014 primarily from increased demand and growth in our engineering, integrity and EPC service offerings partially offset by decreased activity in government services mainly related to the delayed start of projects under contract.
Operating income increased $1.1 million in the first six months of 2014 as a result of strong execution and performance on our engineering, integrity and EPC projects. The increase was partially offset by increased losses in our government services mainly due to the delayed start of projects under contract.

Canada Segment
Contract revenue increased $12.9 million in the first six months of 2014 primarily attributed to the continued large volume of work on all lines of service including several specialty service and lump-sum projects.
Operating income increased $9.9 million in the first six months of 2014 primarily due to increased profitability in a number of service offerings including fabrication, electrical and instrumentation and other tanks, facilities, projects and specialty services.

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
Based on the decision to restate our Condensed Consolidated Financial Statements for the quarterly periods ended March 31, 2014 and June 30, 2014, we were in violation of certain technical covenants in the 2013 Credit Facilities which, among other things, require us to deliver financial statements in accordance with GAAP. As a result, effective December 1, 2014, the lenders under the 2013 ABL Credit Facility and the 2013 Term Loan Facility each waived any default or event of default resulting from the failure of our Condensed Consolidated Financial Statements for the quarterly period ended March 31, 2014 to conform to GAAP. Effective October 21, 2014, the lenders under the ABL Credit Facility also waived any default or event of default resulting from the failure of our Condensed Consolidated Financial Statements for the quarterly period ended June 30, 2014 to conform to GAAP.
On November 12, 2014, we amended, and obtained certain waivers under, the 2013 Term Loan Facility pursuant to a Waiver and Third Amendment (the "Third Amendment"). The Third Amendment modifies certain financial covenants and waives any defaults or events of default under the 2013 Term Loan Facility as a result of the restatement of our Condensed Consolidated Financial Statements for the quarterly period ended June 30, 2014.
The table below sets forth information with respect to the financial covenants included in the 2013 Credit Facilities, as modified by the Third Amendment, as well as the calculation of our performance in relation to the financial covenants at June 30, 2014. If the refinancing of the 2013 Term Loan Facility is completed, we expect that the covenant requirements under the 2014 Term Loan Facility will be the same as those described in the table below:

	Covenants Requirements	Actual Ratios at June 30, 2014
Maximum Total Leverage Ratio(1) under the 2013 Term Loan Facility (the ratio of Consolidated Debt to Consolidated EBITDA as defined in the credit agreement for the 2013 Term Loan Facility) should be equal to or less than:	3.00 to 1	2.64
Minimum Interest Coverage Ratio(2) under the 2013 Term Loan Facility (the ratio of Consolidated EBITDA to Consolidated Interest Expense as defined in the credit agreement for the 2013 Term Loan Facility) should be equal to or greater than:	3.50 to 1	3.57
Minimum Fixed Charge Coverage Ratio(3) under the ABL Credit Facility (the ratio of Consolidated EBITDA less Capital Expenditures and cash income taxes to Consolidated Interest Expense, Restricted Payments made in cash and scheduled cash principal payments made on borrowed money as defined in the credit agreement for the ABL Credit Facility) should be equal to or greater than:
	1.15 to 1	N/A

(1)
The Maximum Total Leverage Ratio increases to 4.50 to 1 as of December 31, 2014 and decreases to 4.00 to 1 as of September 30, 2015, 3.50 to 1 as of December 31, 2015, 3.25 to 1 as of March 31, 2016, 3.00 to 1 as of June 30, 2016 and 2.75 to 1 as of September 30, 2016 and thereafter.

(2)
The Minimum Interest Coverage Ratio decreases to 2.75 to 1 as of September 30, 2014 and 2.00 to 1 as of December 31, 2014 and increases to 2.50 to 1 as of September 30, 2015, 2.75 to 1 as of March 31, 2016, 3.00 to 1 as of June 30, 2016 and 3.50 to 1 as of September 30, 2016 and thereafter.

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

As of June 30, 2014, we were in compliance with all financial covenants under the 2013 Credit Facilities. We expect to remain in compliance with the modified covenants for the next 12 months.
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

Settlement Agreement
On March 29, 2012, we entered into a settlement agreement (the “Settlement Agreement”) with WAPCo to settle the West Africa Gas Pipeline project litigation. The Settlement Agreement provides that we must make payments to WAPCo totaling $55.5 million of which $14.0 million was paid in 2012, $5.0 million was paid in 2013, and $3.8 million was paid in July 2014. The remaining $32.7 million is due at the end of the fourth quarter of 2014. We intend to fund the final payment due under the Settlement Agreement through cash flow from operations, proceeds from potential asset sales, or through available borrowings under our ABL Credit Facility. We would also have the ability to fund the final payment through proceeds received from the anticipated refinancing of our 2013 Term Loan Facility discussed above under the caption "2013 Term Loan Facility".

For additional information regarding the Settlement Agreement, see the discussion in Note 14 – Discontinued Operations.

Cash Balances
As of June 30, 2014, we had cash and cash equivalents of $28.3 million. Our cash and cash equivalent balances held in the United States and foreign countries were $18.2 million and $10.1 million, respectively. In 2011, we discontinued our strategy of reinvesting non-U.S. earnings in foreign operations.
Our working capital position for continuing operations increased $33.9 million to $237.2 million at June 30, 2014 from $203.3 million at December 31, 2013, largely attributable to increased accounts receivable and to an increase in unbilled revenue partially offset by increased accounts payable. We expect that our liquidity will improve as we increase our project billings and collections from customers.

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

•	An increase in cash flow used by prepaids and other assets of $18.5 million attributed primarily to changes in business activity as well as the timing of prepaid policies; and

•	A decrease in cash flow provided by continuing operations of $10.2 million related to an increase in net loss, adjusted for any non-cash items.
This was partially offset by:

•
A decrease in cash flow used by accounts payable of $54.5 million attributed primarily to a decrease of cash payments to vendors during the period as we balance our receivable collections with our vendor payments; and

•	A decrease in cash flow used by contracts in progress of $11.4 million primarily related to increased billings on projects during the period.

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

NEW ACCOUNTING PRONOUNCEMENTS
See Note 3 – New Accounting Pronouncements in the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q/A for a summary of any recently issued accounting standards.

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

•	cancellation of projects, in whole or in part, for any reason;

•	failing to realize cost recoveries on claims or change orders from projects completed or in progress within a reasonable period after completion of the relevant project;

•	political or social circumstances impeding the progress of our work and increasing the cost of performance;

•	inability to obtain and maintain legal registration status in one or more foreign countries in which we are seeking to do business;

•	inability to hire and retain sufficient skilled labor to execute our current work, our work in backlog and future work we have not yet been awarded;

•	inability to execute cost-reimbursable projects within the target cost, thus eroding contract margin and, potentially, contract income on any such project;

•	Inability to obtain adequate financing on reasonable terms;

•	inability to obtain sufficient surety bonds or letters of credit;

•	inability to comply with the financial and other covenants in, or obtain waivers under, our 2013 Credit Facilities;

•	inability to dispose of businesses and assets in a timely manner at reasonable valuations;

•	loss of the services of key management personnel;

•	the demand for energy moderating or diminishing;

•	downturns in general economic, market or business conditions in our target markets;

•	changes in and interpretation of U.S. and foreign tax laws that impact our worldwide provision for income taxes and effective income tax rate;

•	changes in applicable laws or regulations, or changed interpretations thereof, including climate change regulation;

•	changes in the scope of our expected insurance coverage;

•	inability to manage insurable risk at an affordable cost;

•	enforceable claims for which we are not fully insured;

•	incurrence of insurable claims in excess of our insurance coverage;

•	the occurrence of the risk factors listed elsewhere in this Form 10-Q/A or described in our periodic filings with the SEC; and

•	other factors, most of which are beyond our control.
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
In connection with filing the original Form 10-Q on August 4, 2014, we carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2014. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.
Subsequent to that evaluation, in connection with the restatement discussed in Note 2 to the Condensed Consolidated Financial

Statements included in this Form 10-Q/A, our management, including our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014, and our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in internal control over financial reporting, as described below, our disclosure controls and procedures were not effective as of June 30, 2014.

Material Weakness in Internal Control Over Financial Reporting

During the quarterly periods ended March 31, 2014 and June 30, 2014, our Oil & Gas segment incorrectly estimated total revenues, costs and profits at completion for two significant pipeline construction projects accounted for under the percentage-of-completion method of accounting. As a result, we did not maintain effective controls over the completeness and accuracy of estimated total revenues, costs and profits at completion for construction contracts accounted for under the percentage-of-completion method of accounting by the aforementioned segment. Specifically, we did not adequately perform project oversight reviews and monitor compliance with the Company’s policies and procedures around estimating total revenues, costs and profits at completion for these pipeline construction projects. As discussed in Note 2, these control deficiencies resulted in the restatement of our Condensed Consolidated Financial Statements for the quarterly period ended June 30, 2014. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Additionally, these control deficiencies, if not corrected, could result in misstatement of the aforementioned accounts and disclosures that would result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. Therefore, we have concluded that these control deficiencies constitute a material weakness in internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting
Other than the identification of the material weakness identified above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarterly period ended June 30, 2014.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see the discussion under the caption “Contingencies” in Note 12 – Contingencies, Commitments and Other Circumstances of our “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Form 10-Q/A, which information from Note 12 is incorporated by reference herein.
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

10.3
Waiver and Release Agreement dated as of May 19, 2014, between Willbros Group, Inc. and Jerrit Coward (filed as Exhibit 10.3 to our report on Form 10-Q for the quarter ended June 30, 2014, filed August, 4, 2014).

10.4
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

10.3
Waiver and Release Agreement dated as of May 19, 2014, between Willbros Group, Inc. and Jerrit Coward (filed as Exhibit 10.3 to our report on Form 10-Q for the quarter ended June 30, 2014, filed August 4, 2014).

10.4
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