Form 10-Q
period 2014-09-30
Willbros Group, Inc.\NEW\
filed 2014-12-15
CIK 1449732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.05 par value, outstanding as of December 8, 2014 was 50,683,732.

WILLBROS GROUP, INC.
FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2014

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$48,935	$42,569
Accounts receivable, net	388,359	365,854
Contract cost and recognized income not yet billed	52,029	55,384
Prepaid expenses and other assets	34,983	25,008
Parts and supplies inventories	3,728	4,151
Deferred income taxes	5,571	10,323
Assets associated with discontinued operations	9,165	99,683
Total current assets	542,770	602,972
Property, plant and equipment, net	97,840	106,133
Intangible assets, net	118,318	127,485
Other assets	26,019	34,078
Total assets	$784,947	$870,668
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$268,719	$251,202
Contract billings in excess of cost and recognized income	22,817	25,586
Current portion of capital lease obligations	880	890
Notes payable and current portion of long-term debt	6,018	6,505
Current portion of settlement obligation of discontinued operations	32,750	36,500
Accrued income taxes	3,638	10,022
Liabilities associated with discontinued operations	5,466	18,365
Other current liabilities	6,924	5,816
Total current liabilities	347,212	354,886
Long-term debt	233,604	268,425
Capital lease obligations	705	1,388
Long-term liabilities for unrecognized tax benefits	1,468	4,544
Deferred income taxes	7,753	9,066
Other long-term liabilities	47,101	43,585
Total liabilities	637,843	681,894
Contingencies and commitments (Note 11)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 70,000,000 shares authorized and 51,907,073 shares issued at September 30, 2014 (50,930,303 at December 31, 2013)	2,588	2,543
Capital in excess of par value	698,253	691,123
Accumulated deficit	(545,778)	(501,918)
Treasury stock at cost, 1,333,252 shares at September 30, 2014 (1,147,974 at December 31, 2013)	(13,371)	(12,070)
Accumulated other comprehensive income	5,123	8,807
Total Willbros Group, Inc. stockholders’ equity	146,815	188,485
Noncontrolling interest	289	289
Total stockholders’ equity	147,104	188,774
Total liabilities and stockholders’ equity	$784,947	$870,668
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Contract revenue	$559,693	$479,104	$1,576,021	$1,385,860
Operating expenses:
Contract	499,690	422,886	1,435,106	1,241,104
Amortization of intangibles	3,068	3,118	9,306	9,355
General and administrative	45,517	41,748	119,280	119,220
	548,275	467,752	1,563,692	1,369,679
Operating income	11,418	11,352	12,329	16,181
Other expense:
Interest expense, net	(7,467)	(8,220)	(22,662)	(23,329)
Loss on early extinguishment of debt	—	(11,573)	(948)	(11,573)
Other, net	(342)	(336)	(453)	(413)
	(7,809)	(20,129)	(24,063)	(35,315)
Income (loss) from continuing operations before income taxes	3,609	(8,777)	(11,734)	(19,134)
Provision for income taxes	2,739	3,205	9,283	6,943
Income (loss) from continuing operations	870	(11,982)	(21,017)	(26,077)
Loss from discontinued operations net of provision for income taxes	(4,229)	(13,951)	(22,843)	(2,565)
Net loss	$(3,359)	$(25,933)	$(43,860)	$(28,642)
Basic income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$0.02	$(0.25)	$(0.43)	$(0.54)
Loss from discontinued operations	(0.09)	(0.29)	(0.46)	(0.05)
Net loss	$(0.07)	$(0.54)	$(0.89)	$(0.59)
Diluted income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$0.02	$(0.25)	$(0.43)	$(0.54)
Loss from discontinued operations	(0.08)	(0.29)	(0.46)	(0.05)
Net loss	$(0.06)	$(0.54)	$(0.89)	$(0.59)
Weighted average number of common shares outstanding:
Basic	49,414,847	48,642,180	49,201,697	48,512,089
Diluted	50,226,661	48,642,180	49,201,697	48,512,089
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(3,359)	$(25,933)	$(43,860)	$(28,642)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(2,529)	1,093	(2,516)	(1,498)
Changes in derivative financial instruments	462	(2,335)	(1,168)	(1,875)
Total other comprehensive loss, net of tax	(2,067)	(1,242)	(3,684)	(3,373)
Total comprehensive loss	$(5,426)	$(27,175)	$(47,544)	$(32,015)
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(43,860)	$(28,642)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	22,843	2,565
Depreciation and amortization	27,410	29,875
Loss on early extinguishment of debt	948	11,573
Stock-based compensation	9,371	4,727
Amortization of debt issuance costs	672	4,012
Non-cash interest expense	981	2,043
Deferred income tax expense (benefit)	3,418	(6)
Gain on disposal of property and equipment	(3,260)	(1,667)
Provision for bad debts	2,342	1,284
Other non-cash	—	(111)
Changes in operating assets and liabilities:
Accounts receivable, net	(28,789)	(4,706)
Contract cost and recognized income not yet billed	2,867	580
Prepaid expenses and other assets	(10,032)	3,742
Accounts payable and accrued liabilities	17,742	(53,253)
Accrued income taxes	(6,202)	(4,755)
Contract billings in excess of cost and recognized income	(2,749)	(17,038)
Other assets and liabilities, net	5,030	(7,328)
Cash used in operating activities of continuing operations	(1,268)	(57,105)
Cash provided by (used in) operating activities of discontinued operations	3,461	(954)
Cash provided by (used in) operating activities	2,193	(58,059)
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	4,629	807
Proceeds from sale of subsidiaries	46,152	38,900
Purchases of property, plant and equipment	(11,691)	(9,420)
Cash provided by investing activities of continuing operations	39,090	30,287
Cash provided by (used in) investing activities of discontinued operations	472	(465)
Cash provided by investing activities	39,562	29,822
Cash flows from financing activities:
Proceeds from revolver and notes payable	45,000	323,379
Payments on capital leases	(693)	(1,131)
Payments of revolver and notes payable	(49,501)	(129,820)
Payments on term loan facility	(29,152)	(189,171)
Payments to reacquire common stock	(1,301)	(555)
Payments to noncontrolling interest owners	—	(3,100)
Costs of debt issuance	—	(5,194)
Cash used in financing activities of continuing operations	(35,647)	(5,592)
Cash used in financing activities of discontinued operations	(100)	(166)
Cash used in financing activities	(35,747)	(5,758)
Effect of exchange rate changes on cash and cash equivalents	(683)	(310)
Net increase (decrease) in cash and cash equivalents	5,325	(34,305)
Cash and cash equivalents of continuing operations at beginning of period	42,569	48,778
Cash and cash equivalents of discontinued operations at beginning of period	1,041	5,602
Cash and cash equivalents at beginning of period	43,610	54,380
Cash and cash equivalents at end of period	48,935	20,075
Less: cash and cash equivalents of discontinued operations at end of period	—	—
Cash and cash equivalents of continuing operations at end of period	$48,935	$20,075
Supplemental disclosures of cash flow information:
Cash paid for interest (including discontinued operations)	$20,873	$19,148
Cash paid for income taxes (including discontinued operations)	$16,176	$12,080
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
The accompanying Condensed Consolidated Balance Sheet as of December 31, 2013, which has been derived from audited consolidated financial statements, and the unaudited Condensed Consolidated Financial Statements as of September 30, 2014 and 2013, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. However, the Company believes the presentations and disclosures herein are adequate to make the information not misleading. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s December 31, 2013 audited Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
In the opinion of management, the unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary to fairly state the financial position as of September 30, 2014, and the results of operations and cash flows of the Company for all interim periods presented. The results of operations and cash flows for the nine months ended September 30, 2014 are not necessarily indicative of the operating results and cash flows to be achieved for the full year.
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
Out-of-Period Adjustments – The Company recorded out-of-period adjustments during the nine months ended September 30, 2014 related to the calculation of its state tax provision and the overstatement of rent expense. The net impact of these adjustments was an increase to pre-tax loss of $0.2 million and a decrease to net loss from continuing operations and net loss of $0.3 million for the nine months ended September 30, 2014. The Company does not believe these adjustments are material, individually or in the aggregate, to its Condensed Consolidated Financial Statements for the nine months ended September 30, 2014, nor does it believe such items are material to any of its previously issued annual or quarterly financial statements, or its expected 2014 annual financial statements.
Reclassifications – Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. These reclassifications relate to the sale of the union refinery maintenance turnaround business unit, a related fabrication facility and associated tools and equipment (“CTS”) during the second quarter of 2014. See Note 13 – Discontinued Operations for additional discussion associated with these reclassifications.

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
In August 2014, the FASB issued guidance that explicitly requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. This standard is effective for annual periods beginning on or after December 15, 2016. The Company is currently assessing the impact, if any, the guidance will have on its condensed consolidated financial statements.

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
Contract cost and recognized income not yet billed and related amounts billed as of September 30, 2014 and December 31, 2013 was as follows (in thousands):

	September 30, 2014	December 31, 2013
Cost incurred on contracts in progress	$1,145,377	$705,601
Recognized income	165,985	162,604
	1,311,362	868,205
Progress billings and advance payments	(1,282,150)	(838,407)
	$29,212	$29,798
Contract cost and recognized income not yet billed	$52,029	$55,384
Contract billings in excess of cost and recognized income	(22,817)	(25,586)
	$29,212	$29,798
Contract cost and recognized income not yet billed includes $16.3 million and $5.0 million at September 30, 2014 and December 31, 2013, respectively, on completed contracts.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Contracts in Progress (continued)

The balances billed but not paid by customers pursuant to retainage provisions in certain contracts are generally due upon completion of the contracts and acceptance by the customer. Based on the Company’s experience with similar contracts in recent years, the majority of the retainage balances at each balance sheet date are expected to be collected within the next 12 months. Current retainage balances at September 30, 2014 and December 31, 2013, were approximately $56.2 million and $39.1 million, respectively, and are included in “Accounts receivable” in the Condensed Consolidated Balance Sheets. There were no retainage balances with settlement dates beyond the next 12 months at September 30, 2014 and December 31, 2013.

4. Intangible Assets
The changes in the carrying amounts of intangible assets for the nine months ended September 30, 2014 are detailed below (in thousands):

	Customer Relationships	Trademark / Tradename	Non-compete Agreements	Technology	Total
Balance as of December 31, 2013	$115,218	$8,586	$108	$3,573	$127,485
Amortization	(7,823)	(961)	(108)	(414)	(9,306)
Other	—	139	—	—	139
Balance as of September 30, 2014	$107,395	$7,764	$—	$3,159	$118,318
Weighted Average Remaining Amortization Period	10.5 years	5.5 years	0.0 years	5.8 years
Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 15 years.
Estimated amortization expense for the remainder of 2014 and each of the subsequent five years and thereafter is as follows (in thousands):

Fiscal year:
Remainder of 2014	$3,064
2015	12,256
2016	12,256
2017	12,256
2018	12,256
2019	12,138
Thereafter	54,092

Total amortization	$118,318

5. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities as of September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30, 2014	December 31, 2013
Trade accounts payable	$128,566	$107,227
Payroll and payroll liabilities	55,820	55,153
Accrued contract costs	37,664	40,376
Self-insurance accrual	16,110	14,785
Other accrued liabilities	30,559	33,661
Total accounts payable and accrued liabilities	$268,719	$251,202

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Long-term Debt

Long-term debt as of September 30, 2014 and December 31, 2013 was as follows (in thousands):

	September 30, 2014	December 31, 2013
2013 Term Loan Facility, net of unamortized discount of $6,513 and $8,306	$213,710	$241,069
Revolver borrowings under the 2013 ABL Credit Facility	15,000	18,953
Capital lease obligations	1,585	2,278
Other obligations	10,912	14,908
Total debt	241,207	277,208
Less: current portion	(6,898)	(7,395)
Long-term debt, net	$234,309	$269,813

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
The Company’s primary sources of capital are its cash on hand, operating cash flows and borrowings under the ABL Credit Facility. As of September 30, 2014, the Company had $15.0 million in outstanding revolver borrowings. The Company’s unused availability under its September 30, 2014 borrowing base certificate was $73.0 million on a borrowing base of $145.4 million and outstanding letters of credit of $57.4 million. However, under the terms of the ABL Credit Facility, a reserve on availability of $19.7 million is in place to ensure the funds will be available, if required, to pay the $32.7 million due at the end of the fourth quarter of 2014 in connection with the Company's settlement agreement with WAPCo (the "WAPCo Reserve"). As such, the Company's unused availability is reduced to approximately $53.3 million as of September 30, 2014. The WAPCo Reserve increases by approximately $6.5 million a month through November 2014.
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
On November 12, 2014, the Company entered into a commitment letter (the "Commitment Letter") whereby the Company expects that it may be able to obtain a new term loan facility in an aggregate principal amount of $270.0 million (the "2014 Term Loan Facility"). Proceeds under the 2014 Term Loan Facility would be used to refinance the loans outstanding

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Long-term Debt (continued)

under the 2013 Term Loan Facility, to pay fees and expenses incurred in connection with the refinancing and to provide the Company with additional working capital. Consummation of the 2014 Term Loan Facility is subject to customary closing conditions and the Company can provide no assurance that it will successfully complete the refinancing.

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
Based on the decision to restate its Condensed Consolidated Financial Statements for the quarterly periods ended March 31, 2014 and June 30, 2014 and the resulting delay in the timely filing of its Condensed Consolidated Financial Statements for the quarterly period ended September 30, 2014, the Company was in violation of certain technical covenants in the 2013 Credit Facilities, which, among other things, require the Company to deliver financial statements in accordance with GAAP. As a result, effective December 1, 2014, the lenders under the 2013 ABL Credit Facility and the 2013 Term Loan Facility each waived any default or event of default resulting from the failure of the Company's Condensed Consolidated Financial Statements for the quarterly period ended March 31, 2014 to conform to GAAP. In addition, effective October 21, 2014, the lenders under the ABL Credit Facility waived any default or event of default resulting from the failure of the Company's Condensed Consolidated Financial Statements for the quarterly period ended June 30, 2014 to conform to GAAP. Furthermore, effective November 17, 2014, the lenders under the ABL Credit Facility waived any default or event of default resulting from the Company's delay in the timely filing of its Condensed Consolidated Financial Statements for the quarterly period ended September 30, 2014 through December 1, 2014, and on December 1, 2014, this waiver was extended through December 19, 2014.
On November 12, 2014, the Company amended, and obtained certain waivers under, the 2013 Term Loan Facility pursuant to a Waiver and Third Amendment (the "Third Amendment"). The Third Amendment modifies certain financial covenants and waives any defaults or events of default under the 2013 Term Loan Facility as a result of the restatement of the Company's Condensed Consolidated Financial Statements for the quarterly period ended June 30, 2014 and the delay in the timely filing of the Company's Condensed Consolidated Financial Statements for the quarterly period ended September 30, 2014.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Long-term Debt (continued)

The table below sets forth information with respect to the financial covenants included in the 2013 Credit Facilities, as modified by the Third Amendment, as well as the calculation of the Company's performance in relation to the modified covenants at September 30, 2014. If the refinancing of the 2013 Term Loan Facility is completed, the Company expects that the covenant requirements under the 2014 Term Loan Facility will be the same as those described in the table below.

	Covenants Requirements	Actual Ratios at September 30, 2014
Maximum Total Leverage Ratio(1) under the 2013 Term Loan Facility (the ratio of Consolidated Debt to Consolidated EBITDA as defined in the credit agreement for the 2013 Term Loan Facility) should be equal to or less than:	3.00 to 1	2.71
Minimum Interest Coverage Ratio(2) under the 2013 Term Loan Facility (the ratio of Consolidated EBITDA to Consolidated Interest Expense as defined in the credit agreement for the 2013 Term Loan Facility) should be equal to or greater than:	2.75 to 1	3.19
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

(2)
The Minimum Interest Coverage Ratio decreases to 2.00 to 1 as of December 31, 2014 and increases to 2.50 to 1 as of September 30, 2015, 2.75 to 1 as of March 31, 2016, 3.00 to 1 as of June 30, 2016 and 3.50 to 1 as of September 30, 2016 and thereafter.

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

The Company would not have complied with the Minimum Interest Coverage Ratio covenant that was in effect at September 30, 2014 prior to the Third Amendment. However, as of September 30, 2014, the Company was in compliance with all financial covenants under the 2013 Credit Facilities, as modified by the Third Amendment. The Company expects to remain in compliance with the modified covenants for the next 12 months.
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Long-term Debt (continued)

Fair Value of Debt
The estimated fair value of the Company’s debt instruments as of September 30, 2014 and December 31, 2013 was as follows (in thousands):

	September 30, 2014	December 31, 2013
2013 Term Loan Facility	$226,735	$252,372
Revolver borrowings under the 2013 ABL Credit Facility	15,000	18,953
Capital lease obligations	1,585	2,278
Other obligations	10,912	14,908
Total fair value of debt instruments	$254,232	$288,511
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

7. Income Taxes
The effective tax rate on continuing operations was a negative 79.1 percent and a negative 36.3 percent for the nine months ended September 30, 2014 and 2013, respectively. Tax benefit for discrete items for the nine months ended September 30, 2014 was less than $0.1 million. This amount is composed of a tax refund, uncertain tax positions, Texas Margins Tax and the 2013 return to accrual. Tax expense for the nine months ended September 30, 2014 was $9.3 million, mainly due to Canadian Tax and Texas Margins Tax offset by the tax benefit from a tax refund. The Company has not recorded the benefit of current year losses in the United States. As of September 30, 2014, U.S. federal and state deferred tax assets continue to be covered by valuation allowances. The ultimate realization of deferred tax assets is dependent upon the generation of future U.S. taxable income. The Company considers the impacts of reversing taxable temporary differences, future forecasted income and available tax planning strategies when forecasting future taxable income and in evaluating whether deferred tax assets are more likely than not to be realized.
The effective tax rate on continuing operations was 75.9 percent and a negative 36.5 percent for the three months ended September 30, 2014 and September 30, 2013, respectively. Tax expense for the three months ended September 30, 2014 was $2.7 million, which primarily relates to Canadian Tax and Texas Margins Tax.
In April 2011, the Company discontinued its strategy of reinvesting foreign earnings in foreign operations. This change in strategy continues through the third quarter of 2014. The Company does not anticipate recording tax expense related to future repatriations of foreign earnings to the U.S.
The Company expects that the statute of limitations will expire on uncertain tax positions within the next 12 months. Assuming that the statute of limitations expires, the Company would release reserves in the amount of $1.6 million.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Stockholders' Equity

Changes in Accumulated Other Comprehensive Income by Component

	Three Months Ended September 30, 2014 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income
Balance as of June 30, 2014	$11,293	$(4,103)	$7,190
Other comprehensive loss before reclassifications	(2,529)	(40)	(2,569)
Amounts reclassified from accumulated other comprehensive income	—	502	502
Net current-period other comprehensive income (loss)	(2,529)	462	(2,067)
Balance as of September 30, 2014	$8,764	$(3,641)	$5,123

	Nine Months Ended September 30, 2014 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income
Balance as of December 31, 2013	$11,280	$(2,473)	$8,807
Other comprehensive loss before reclassifications	(2,516)	(2,173)	(4,689)
Amounts reclassified from accumulated other comprehensive income	—	1,005	1,005
Net current-period other comprehensive loss	(2,516)	(1,168)	(3,684)
Balance as of September 30, 2014	$8,764	$(3,641)	$5,123

	Three Months Ended September 30, 2013 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income
Balance as of June 30, 2013	$12,354	$(981)	$11,373
Other comprehensive income (loss) before reclassifications	1,093	(2,591)	(1,498)
Amounts reclassified from accumulated other comprehensive income	—	256	256
Net current-period other comprehensive income (loss)	1,093	(2,335)	(1,242)
Balance as of September 30, 2013	$13,447	$(3,316)	$10,131

	Nine Months Ended September 30, 2013 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income
Balance as of December 31, 2012	$14,945	$(1,441)	$13,504
Other comprehensive loss before reclassifications	(1,630)	(2,643)	(4,273)
Amounts reclassified from accumulated other comprehensive income	132	768	900
Net current-period other comprehensive loss	(1,498)	(1,875)	(3,373)
Balance as of September 30, 2013	$13,447	$(3,316)	$10,131

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Stockholders' Equity (continued)

Reclassifications out of Accumulated Other Comprehensive Income

Three Months Ended September 30, 2014 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$502	Interest expense, net
Total	$502

Nine Months Ended September 30, 2014 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$1,005	Interest expense, net
Total	$1,005

Three Months Ended September 30, 2013 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$256	Interest expense, net
Total	$256

Nine Months Ended September 30, 2013 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$768	Interest expense, net
Total	$768

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
On May 26, 2010, the Company established the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (the “2010 Plan”) with 2,100,000 shares of common stock authorized for issuance (increased in 2012 to 3,450,000 shares and in 2014 to 6,050,000 shares by stockholder approval) to provide for awards to key employees of the Company. All future grants of stock awards to key employees will be made through the 2010 Plan. As a result, the 1996 Plan was frozen, with the exception of normal vesting, forfeiture and other activity associated with awards previously granted under the 1996 Plan. At September 30, 2014, the 2010 Plan had 3,039,852 shares available for grant.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is based on the weighted average number of shares outstanding during each period and the assumed exercise of potentially dilutive stock options and vesting of restricted stock units less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company’s stock for each of the periods presented.
Basic and diluted income (loss) per common share from continuing operations is computed as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss) from continuing operations applicable to common shares (numerator for basic and diluted calculation)	$870	$(11,982)	$(21,017)	$(26,077)
Weighted average number of common shares outstanding for basic income (loss) per share	49,414,847	48,642,180	49,201,697	48,512,089
Weighted average number of potentially dilutive common shares outstanding	811,814	—	—	—
Weighted average number of common shares outstanding for diluted income (loss) per share	50,226,661	48,642,180	49,201,697	48,512,089
Income (loss) per common share from continuing operations:
Basic	$0.02	$(0.25)	$(0.43)	$(0.54)
Diluted	$0.02	$(0.25)	$(0.43)	$(0.54)

The Company has excluded shares potentially issuable under the terms of use of the securities listed below from the computation of diluted income per share, as the effect would be anti-dilutive:

	Three Months Ended September 30,
	2014	2013
Stock options	177,750	184,551
Restricted stock and restricted stock rights	—	609,107
	177,750	793,658

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
The Company's cable restoration business, which was historically part of the Utility T&D segment, was incorporated into the Professional Services segment effective July 1, 2014 to align along with the other engineering and technology services offered in this segment.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Segment Information (continued)

The following tables reflect the Company’s operations by reportable segment for the three months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30, 2014
	Oil & Gas	Utility T&D	Professional Services	Canada	Eliminations	Consolidated
Contract revenue	$253,727	$93,630	$113,160	$100,777	$(1,601)	$559,693
Operating expenses	252,632	93,608	108,317	95,319	(1,601)	548,275
Operating income	$1,095	$22	$4,843	$5,458	$—	11,418
Other expense						(7,809)
Provision for income taxes						2,739
Income from continuing operations						870
Loss from discontinued operations net of provision for income taxes						(4,229)
Net loss						$(3,359)

	Three Months Ended September 30, 2013
	Oil & Gas	Utility T&D	Professional Services	Canada	Eliminations	Consolidated
Contract revenue	$160,233	$91,922	$103,655	$124,914	$(1,620)	$479,104
Operating expenses	168,550	90,072	96,911	113,839	(1,620)	467,752
Operating income (loss)	$(8,317)	$1,850	$6,744	$11,075	$—	11,352
Other expense						(20,129)
Provision for income taxes						3,205
Loss from continuing operations						(11,982)
Loss from discontinued operations net of provision for income taxes						(13,951)
Net loss						$(25,933)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Segment Information (continued)

The following tables reflect the Company’s operations by reportable segment for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30, 2014
	Oil & Gas	Utility T&D	Professional Services	Canada	Eliminations	Consolidated
Contract revenue	$665,266	$271,018	$331,925	$313,133	$(5,321)	$1,576,021
Operating expenses	707,788	263,197	315,083	282,945	(5,321)	1,563,692
Operating income (loss)	$(42,522)	$7,821	$16,842	$30,188	$—	12,329
Other expense						(24,063)
Provision for income taxes						9,283
Loss from continuing operations						(21,017)
Loss from discontinued operations net of provision for income taxes						(22,843)
Net loss						$(43,860)

	Nine Months Ended September 30, 2013
	Oil & Gas	Utility T&D	Professional Services	Canada	Eliminations	Consolidated
Contract revenue	$463,137	$306,158	$298,115	$324,334	$(5,884)	$1,385,860
Operating expenses	507,759	287,370	281,990	298,444	(5,884)	1,369,679
Operating income (loss)	$(44,622)	$18,788	$16,125	$25,890	$—	16,181
Other expense						(35,315)
Provision for income taxes						6,943
Loss from continuing operations						(26,077)
Loss from discontinued operations net of provision for income taxes						(2,565)
Net loss						$(28,642)
Total assets by segment as of September 30, 2014 and December 31, 2013 are presented below (in thousands):

	September 30, 2014	December 31, 2013
Oil & Gas	$231,672	$234,004
Utility T&D	236,174	234,920
Professional Services	138,123	120,775
Canada	106,434	123,838
Corporate	63,379	57,448
Total assets, continuing operations	$775,782	$770,985

11. Contingencies, Commitments and Other Circumstances
Contingencies
Central Maine Power
On January 20, 2014, the Company settled a lawsuit against Central Maine Power Company (“CMP”) in connection with an existing project to install transmission lines and perform construction services for CMP, for the project generally known as the Transmission Line Construction of the Southern Loop and Southern Connector portion of the Maine Power Reliability Program (the “MPRP Project”). Under terms of the settlement, CMP made a payment to the Company in the first quarter of 2014 of $20.1 million, which consisted of $17.0 million in settlement proceeds and $3.1 million as an early payment of retention. In addition, CMP extended the schedule and provided other relief on the remainder of the MPRP Project. The impact of the settlement on operating results was recognized in the fourth quarter of 2013. The Company completed the MPRP Project during the third quarter of 2014.

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

Commitments
From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds and financial guarantees. Contracts with the Company’s customers may require the Company to secure letters of credit or surety bonds with regard to the Company’s performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or surety bonds in lieu of contract retention provisions, where the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At September 30, 2014, the Company had approximately $57.4 million of outstanding letters of credit. This amount represents the maximum amount of payments the Company could be required to make if these letters of credit are drawn upon. Additionally, the Company issues surety bonds customarily required by commercial terms on construction projects. At September 30, 2014, the Company had bonds outstanding, primarily performance bonds, with a face value at $204.1 million. This amount represents the bond penalty amount of future payments the Company could be required to make if the Company fails to perform its obligations under such contracts. The performance bonds do not have a stated expiration date; rather, each is released when the contract is accepted by the owner. The Company’s maximum exposure as it relates to the value of the bonds outstanding is lowered on each bonded project as the cost to complete is reduced. As of September 30, 2014, no liability has been recognized for letters of credit or surety bonds.

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

Financial Instruments Measured at Fair Value on a Recurring Basis
The Company measures certain financial instruments at fair value on a recurring basis. The fair value of these financial instruments (in thousands) was determined using the following inputs as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$3,641	$—	$3,641	$—

	December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$2,473	$—	$2,473	$—
Hedging Arrangements
The Company attempts to negotiate contracts that provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at September 30, 2014 or December 31, 2013.

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
In September 2010, the Company entered into two interest rate swap agreements for a total notional amount of $150.0 million to hedge changes in the variable rate interest expense on $150.0 million of its then existing or replacement LIBOR indexed debt. Under each swap agreement, the Company received interest at either three-month LIBOR or 2 percent (whichever was greater) and paid interest at a fixed rate of 2.68 percent through June 30, 2014. Through August 7, 2013, the swap agreements were designated and qualified as cash flow hedging instruments, with the effective portion of the swaps’ change in fair value recorded in OCI. Amounts in OCI were reclassified to interest expense when the hedged interest payments on the underlying debt are recognized during the period when the swaps were designated as cash flow hedges. Through August 7, 2013, the swaps were highly effective hedges, and only an immaterial amount of hedge ineffectiveness was recorded in the Consolidated Statements of Operations. On August 7, 2013, the swaps were de-designated due to the refinancing of the underlying debt, which decreased the interest rate floor from 2 percent to 1.25 percent. In addition, on August 7, 2013, each swap agreement was transferred to another party through a novation transaction, which increased the Company’s interest rate to 2.70 percent through June 30, 2014. Changes in the value of the swaps that remain open are reported in earnings and were immaterial for the nine months ended September 30, 2014.

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

	Liability Derivatives
	September 30, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts- swaps	Other current liabilities	$1,875	Other current liabilities	$1,505
Interest rate contracts- swaps	Other long-term liabilities	1,766	Other long-term liabilities	968
Total derivatives		$3,641		$2,473

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Fair Value Measurements (continued)

For the Three Months Ended September 30,
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2014	2013		2014	2013
Interest rate contracts	$(40)	$(2,591)	Interest expense, net	$502	$256
Total	$(40)	$(2,591)		$502	$256

For the Nine Months Ended September 30,
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2014	2013		2014	2013
Interest rate contracts	$(2,173)	$(2,643)	Interest expense, net	$1,005	$768
Total	$(2,173)	$(2,643)		$1,005	$768

13. Discontinued Operations

Business Disposals
Hawkeye
In the fourth quarter of 2013, the Company sold certain assets comprising its Hawkeye business to Elecnor Hawkeye, LLC, a subsidiary of Elecnor, Inc. (“Elecnor”). In connection with the sale, the Company recorded total consideration of $27.7 million, subject to a post-closing working capital adjustment. At the closing, Elecnor delivered two letters of credit, one to the Company for $16.2 million and the other to the escrow agent for $8.0 million. The Company recognized a net loss on the sale of $2.7 million in the fourth quarter of 2013. As a result, the disposition had no impact on the operating results in the nine months ended September 30, 2014.
In the first quarter of 2014, the Company received $21.2 million in cash consisting of full payment against the $16.2 million letter of credit and $5.0 million of the $8.0 million in escrow. The Company has received $0.7 million of additional proceeds in the second quarter of 2014, and an additional $0.8 million in July 2014. The Company expects to receive approximately $4.2 million of the remaining $5.0 million in proceeds once the post-closing working capital adjustment is finalized.

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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. Discontinued Operations (continued)

The Settlement Agreement provides that WGHI must make payments to WAPCo totaling $55.5 million of which $14.0 million was paid in 2012, $5.0 million was paid in 2013 and $3.8 million was paid in the third quarter of 2014. The remaining $32.7 million is due at the end of the fourth quarter of 2014.
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

Results of Discontinued Operations
Condensed Statements of Operations with respect to discontinued operations are as follows (in thousands):

	Three Months Ended September 30, 2014
	Canada	Hawkeye	Oman	WAPCo / Other	CTS	Total
Revenue	$—	$591	$—	$—	$—	$591
Operating loss	—	(4,329)	—	—	—	(4,329)
Pre-tax loss	—	(4,229)	—	—	—	(4,229)
Provision for taxes	—	—	—	—	—	—
Net loss	$—	$(4,229)	$—	$—	$—	$(4,229)

	Three Months Ended September 30, 2013
	Canada	Hawkeye	Oman	WAPCo / Other	CTS	Total
Revenue	$—	$16,047	$—	$—	$23,934	$39,981
Operating loss	(13)	(13,288)	—	(149)	(484)	(13,934)
Pre-tax loss	(13)	(13,305)	—	(149)	(484)	(13,951)
Provision for taxes	—	—	—	—	—	—
Net loss	$(13)	$(13,305)	$—	$(149)	$(484)	$(13,951)

	Nine Months Ended September 30, 2014
	Canada	Hawkeye	Oman	WAPCo / Other	CTS	Total
Revenue	$—	$11,663	$—	$—	$24,361	$36,024
Operating loss	—	(13,152)	—	—	(9,538)	(22,690)
Pre-tax loss	—	(13,305)	—	—	(9,538)	(22,843)
Provision for taxes	—	—	—	—	—	—
Net loss	$—	$(13,305)	$—	$—	$(9,538)	$(22,843)

	Nine Months Ended September 30, 2013
	Canada	Hawkeye	Oman	WAPCo / Other	CTS	Total
Revenue	$—	$56,443	$—	$—	$92,401	$148,844
Operating income (loss)	(25)	(28,940)	23,639	(222)	2,492	(3,056)
Pre-tax income (loss)	(25)	(29,071)	23,639	(97)	2,989	(2,565)
Provision for taxes	—	—	—	—	—	—
Net income (loss)	$(25)	$(29,071)	$23,639	$(97)	$2,989	$(2,565)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. Discontinued Operations (continued)

Condensed Balance Sheets with respect to discontinued operations are as follows (in thousands):

	September 30, 2014
	Hawkeye	CTS	WAPCo	Total
Accounts receivable, net	$6,942	$—	$—	$6,942
Contract cost and recognized income not yet billed	66	—	—	66
Prepaid expenses	642	—	—	642
Property, plant and equipment, net	616	—	—	616
Other	899	—	—	899
Total assets	$9,165	$—	$—	$9,165
Accounts payable and accrued liabilities	$4,390	$—	$—	$4,390
Contract billings in excess of cost and recognized income	998	—	—	998
Settlement obligations	—	—	32,750	32,750
Other	78	—	—	78
Total liabilities	$5,466	$—	$32,750	$38,216
Net assets (liabilities) of discontinued operations	$3,699	$—	$(32,750)	$(29,051)

	December 31, 2013
	Hawkeye	CTS	WAPCo	Total
Cash and cash equivalents	$1,041	$—	$—	$1,041
Accounts receivable, net	36,404	17,607	—	54,011
Contract cost and recognized income not yet billed	18,379	2,047	—	20,426
Property, plant and equipment, net	1,195	5,433	—	6,628
Intangible assets, net	—	15,654	—	15,654
Other	1,704	219	—	1,923
Total assets	$58,723	$40,960	$—	$99,683
Accounts payable and accrued liabilities	$9,952	$7,858	$—	$17,810
Settlement obligations	—	—	36,500	36,500
Other	178	377	—	555
Total liabilities	$10,130	$8,235	$36,500	$54,865
Net assets (liabilities) of discontinued operations	$48,593	$32,725	$(36,500)	$44,818

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2014 and 2013, included in Item 1 of Part I of this Form 10-Q, and the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

OVERVIEW
Willbros is a specialty energy infrastructure contractor serving the oil, gas, refinery, petrochemical and power industries. Our offerings include engineering, procurement and construction (either individually or as an integrated “EPC” service offering), turnarounds, maintenance, facilities development and operations services.

Third Quarter of 2014
In the third quarter of 2014, we reported contract revenue of $559.7 million, an increase of approximately $80.6 million from the third quarter of 2013. The increase was attributed primarily to an increase of $93.5 million in our Oil & Gas segment as well as an increase of $9.5 million in our Professional Services segment. The overall increase in contract revenue was partially offset by a decrease of $24.1 million in our Canada segment.
Operating income of $11.4 million during the third quarter of 2014 was an increase of $0.1 million compared to the third quarter of 2013. The overall improvement reflects improved profitability in our Oil & Gas segment partially offset by decreased income in our Canada, Utility T&D and Professional Services segments.
Contract revenue of $253.7 million generated by our Oil & Gas segment increased approximately 58.3 percent from the third quarter of 2013 primarily driven by increased demand and a higher utilization of resources within our cross-country pipeline and regional delivery services. Operating income of $1.1 million in the third quarter of 2014 for the Oil & Gas segment was a $9.4 million increase compared to the same period last year. The increase was attributed to improved results in our mainline and integrity construction services, primarily through strong performance on the NET Mexico 42-inch gas line project in south Texas. Management continues to examine our regional delivery service offerings in order to address these markets in a more efficient and effective manner.
Contract revenue of $93.6 million generated by our Utility T&D segment increased $1.7 million from the third quarter of 2013 and operating income decreased $1.8 million over the same period to essentially break-even. The change in revenue was driven primarily by growth in distribution MSA work in Texas and the Mid-Atlantic region, partially offset by decreases in the electric transmission construction work. The decrease in operating income is primarily attributable to decreased productivity in both electric transmission and Northeast matting and distribution services. The overall decrease was partially offset by higher margins from the growth in distribution MSA work.
Our Canada segment reported contract revenue of $100.8 million, down $24.1 million from the same period last year. Operating income for the third quarter of 2014 of $5.5 million was down $5.6 million from the same period last year due primarily to lower revenues as major project work was completed. Canada continues to perform at a high level, with its focus on the oil sands mining and in-situ markets for both maintenance and capital projects.
Our Professional Services segment increased contract revenue by 9.2 percent over the third quarter of 2013, to $113.2 million. Professional Services' operating income of $4.8 million in the third quarter of 2014 was a $1.9 million decrease from the third quarter of last year. The decrease in operating income was primarily driven by lower margins in our engineering service offerings in the downstream market.

Looking Forward
During the third quarter of 2014, new executive leadership and a new senior management team were put in place. We are focused on simplifying the management structure, improving internal communications and controls, reinforcing operating teams with experienced industry veterans and improving the balance sheet. These actions are expected to remedy the execution issues in the Oil & Gas segment as well as support the opportunities we anticipate in 2015 and 2016 for mainline gas pipeline construction and mid-size liquids pipeline construction. We continue to expect increased opportunities for our Professional Services, Oil & Gas and Utility T&D segments. In our Canada segment, we expect continued long term opportunities in the oil sands providing construction and maintenance services to the mine sites, and our presence on these sites positions us for recurring spend on maintenance as well as capital projects which fit our experience and skill sets. The overriding goal of the new management team is to return the company’s operating performance to margins equal to or better than peers and continue to focus on driving the process-oriented culture change that has positively impacted safety performance over the last two years. We will also focus on managing our liquidity to support future project opportunities, while seeking to reduce long-term debt, in part, through asset sales.
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
A reconciliation of Adjusted EBITDA from continuing operations to U.S. GAAP financial information follows (in thousands):

	Nine Months Ended
	September 30, 2014	September 30, 2013
Loss from continuing operations	$(21,017)	$(26,077)
Interest expense, net	22,662	23,329
Provision for income taxes	9,283	6,943
Depreciation and amortization	27,410	29,875
Loss on early extinguishment of debt	948	11,573
Stock based compensation	9,371	4,727
Restructuring and reorganization costs	247	198
Gain on disposal of property and equipment	(3,260)	(1,667)
Adjusted EBITDA from continuing operations	$45,644	$48,901

Backlog
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
Our backlog presentation reflects not only the 12-month lump sum and work under a Master Service Agreement (“MSA”) but also the full-term value of work under contract, including MSA work, as we believe that this information is helpful in providing additional long-term visibility. We determine the amount of backlog for work under ongoing MSA maintenance and construction contracts by using recurring historical trends inherent in the MSAs, factoring in seasonal demand and projecting customer needs based upon ongoing communications with the customer. We also include in backlog our share of work to be performed under contracts signed by joint ventures in which we have an ownership interest.

At September 30, 2014, total backlog was approximately $1.5 billion and 12 month backlog was approximately $0.8 billion. In comparison to December 31, 2013, total backlog decreased approximately $462.7 million and 12 month backlog decreased approximately $225.6 million. These decreases are primarily related to the burn-off of backlog on certain significant Oil & Gas projects and the continued work-off of MSAs, which are subject to renewal options in future years. Large lump sum pipeline construction projects (both large diameter and mid-size), which are typically performed in less than one year, make up a significant portion of the projects for our Oil & Gas segment. Bidding activities for these types of projects, which are scheduled to begin in the favorable (for construction) Spring timeframe are underway now. We expect awards of these projects to begin in the coming months and we believe we are positioned to capture projects which will align with our resources and recent experience. At December 31, 2013, we had $200.1 million of backlog associated with three major pipeline construction projects. We have completed $176.1 million of that work in the first nine months of this year. Since September 30, 2014, we have booked approximately $90.0 million in contract awards in the Oil & Gas segment. Our select prospects list totals over $1.0 billion for similar projects to be conducted in 2015 and 2016, and we are currently tendering on over $500.0 million of Oil & Gas projects which we expect to be awarded either to us or a competitor before the end of the first quarter of 2015.
The following tables (in thousands) show our backlog from continuing operations by operating segment and geographic location as of September 30, 2014 and December 31, 2013:

	September 30, 2014				December 31, 2013
	12 Month	Percent	Total	Percent	12 Month	Percent	Total	Percent
Oil & Gas	$184,231	22.7%	$187,726	12.5%	$367,726	35.5%	$368,776	18.7%
Utility T&D	254,746	31.3%	799,456	53.0%	254,060	24.4%	860,260	43.7%
Professional Services	187,273	23.0%	273,144	18.1%	238,425	22.9%	375,256	19.0%
Canada	187,585	23.0%	247,216	16.4%	179,175	17.2%	365,946	18.6%
Total Backlog	$813,835	100.0%	$1,507,542	100.0%	$1,039,386	100.0%	$1,970,238	100.0%

	September 30, 2014		December 31, 2013
	Total	Percent	Total	Percent
Total Backlog by Geographic Region
United States	$1,257,858	83.4%	$1,599,796	81.2%
Canada	247,216	16.4%	365,946	18.6%
Other International	2,468	0.2%	4,496	0.2%
Backlog	$1,507,542	100.0%	$1,970,238	100.0%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In our Annual Report on Form 10-K for the year ended December 31, 2013, we identified and disclosed our significant accounting policies. Subsequent to December 31, 2013, there has been no change to our significant accounting policies.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
(in thousands)

	2014	2013	Change
Contract revenue
Oil & Gas	$253,727	$160,233	$93,494
Utility T&D	93,630	91,922	1,708
Professional Services	113,160	103,655	9,505
Canada	100,777	124,914	(24,137)
Eliminations	(1,601)	(1,620)	19
Total	559,693	479,104	80,589
General and administrative	45,517	41,748	3,769
Operating income (loss)
Oil & Gas	1,095	(8,317)	9,412
Utility T&D	22	1,850	(1,828)
Professional Services	4,843	6,744	(1,901)
Canada	5,458	11,075	(5,617)
Total	11,418	11,352	66
Other expense	(7,809)	(20,129)	12,320
Income (loss) from continuing operations before income taxes	3,609	(8,777)	12,386
Provision for income taxes	2,739	3,205	(466)
Income (loss) from continuing operations	870	(11,982)	12,852
Loss from discontinued operations net of provision for income taxes	(4,229)	(13,951)	9,722
Net loss	$(3,359)	$(25,933)	$22,574

Consolidated Results
Contract Revenue
Contract revenue increased $80.6 million in the third quarter of 2014 primarily related to higher utilization and increased demand in a number of service offerings within our Oil & Gas segment and continued growth in engineering and EPC services within our Professional Services segment. The increase was partially offset by a decrease in our Canada segment, specifically related to the completion and close-out of major project work.

General and Administrative Expenses
General and administrative expense as a percentage of contract revenue decreased to 8.1 percent in the third quarter of 2014 as compared to 8.7 percent in the third quarter of 2013. This change is primarily due to an increase in contract revenue in the current quarter without a corresponding increase in support and overhead costs.

Operating Income
Operating income increased $0.1 million in the third quarter of 2014 driven primarily by improved performance in our cross-country pipeline services as well as a reduction of operating losses in our regional delivery services within our Oil & Gas segment. The overall increase was partially offset by reduced performance in our Canada segment primarily attributed to the close-out of major project work cited above.

Other Expense
Other expense decreased $12.3 million in the third quarter of 2014, primarily due to a one-time debt extinguishment charge of $11.6 million incurred in the third quarter of 2013, coupled with an overall reduction of interest expense primarily due to lower debt balances.

Provision for Income Taxes
Provision for income taxes decreased $0.5 million in the third quarter of 2014 primarily attributed to decreased profitability in our Canada segment, which is subject to an income tax provision. We have not recorded the benefit of current year losses in the United States for the third quarter of 2014 as our U.S. federal and state deferred tax assets continue to be covered by valuation allowances.

Loss from Discontinued Operations, Net of Taxes
Loss from discontinued operations decreased $9.7 million in the third quarter of 2014 primarily due to decreased losses attributed to the Maine Power Reliability Program (“MPRP”) Project, quarter-over-quarter.

Segment Results
Oil & Gas Segment
Contract revenue increased $93.5 million in the third quarter of 2014 primarily related to higher utilization and increased demand within our cross-country pipeline, downstream, and regional delivery services.
Operating income increased $9.4 million in the third quarter of 2014 primarily related to improved performance in our cross-country pipeline services and a reduction of losses in our regional delivery services.

Utility T&D Segment
Contract revenue increased $1.7 million in the third quarter of 2014 driven primarily by growth in distribution MSA work in Texas and the Mid-Atlantic region. The overall increase was partially offset by decreases in electric transmission construction work quarter-over-quarter.
Operating income decreased $1.8 million in the third quarter of 2014 driven primarily by decreased productivity in both electric transmission and Northeast matting and distribution services. The overall decrease was partially offset by higher margins from the growth in distribution MSA work.

Professional Services Segment
Contract revenue increased $9.5 million in the third quarter of 2014 primarily from increased demand and growth in our engineering and EPC services partially offset by lower utilization related to our engineering service offerings in the downstream market.
Operating income decreased $1.9 million in the third quarter of 2014 primarily due to lower utilization related to engineering service offerings in the downstream market. This decrease was partially offset by strong execution and operational performance on EPC projects as well as improvements on our government services maintenance contracts.

Canada Segment
Contract revenue decreased $24.1 million in the third quarter of 2014 primarily attributed to a lower volume of work performed on construction and maintenance projects as well as a lower volume of specialty service projects quarter-over-quarter.
Operating income decreased $5.6 million in the third quarter of 2014 primarily due to decreased profitability in our construction and maintenance and fabrication service offerings, and our specialty service projects quarter-over-quarter.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
(in thousands)

	2014	2013	Change
Contract revenue
Oil & Gas	$665,266	$463,137	$202,129
Utility T&D	271,018	306,158	(35,140)
Professional Services	331,925	298,115	33,810
Canada	313,133	324,334	(11,201)
Eliminations	(5,321)	(5,884)	563
Total	1,576,021	1,385,860	190,161
General and administrative	119,280	119,220	60
Operating income (loss)
Oil & Gas	(42,522)	(44,622)	2,100
Utility T&D	7,821	18,788	(10,967)
Professional Services	16,842	16,125	717
Canada	30,188	25,890	4,298
Total	12,329	16,181	(3,852)
Other expense	(24,063)	(35,315)	11,252
Loss from continuing operations before income taxes	(11,734)	(19,134)	7,400
Provision for income taxes	9,283	6,943	2,340
Loss from continuing operations	(21,017)	(26,077)	5,060
Loss from discontinued operations net of provision for income taxes	(22,843)	(2,565)	(20,278)
Net Loss	$(43,860)	$(28,642)	$(15,218)

Consolidated Results
Contract Revenue
Contract revenue increased $190.2 million in the first nine months of 2014 primarily related to higher utilization and increased demand in a number of service offerings within our Oil & Gas segment and continued growth within our Professional Services segment. The increase was partially offset by a reduction of activity in our Canada segment and in our electric transmission construction services within our Utility T&D segment primarily due to the completion of two Texas Competitive Renewable Energy Zone ("CREZ") transmission construction projects in the same period last year.

General and Administrative Expenses
General and administrative expense as a percentage of contract revenue decreased to 7.6 percent for the first nine months of 2014 compared to 8.6 percent for the same period in 2013. This change is primarily due to an increase in contract revenue during the first nine months of the year without a corresponding increase in support and overhead costs.

Operating Income
Operating income decreased $3.9 million in the first nine months of 2014 driven primarily by decreased performance in our electric transmission construction services within our Utility T&D segment primarily due to the completion of two Texas CREZ transmission construction projects in the same period last year, as well as the deterioration of two significant pipeline construction projects within our Oil & Gas segment. The overall decrease was partially offset by improved performance in our Canada segment as well as a reduction of losses in our regional delivery services within our Oil & Gas segment.

Other Expense
Other expense decreased $11.3 million in the first nine months of 2014 primarily due to a decrease in debt extinguishment charges of $10.6 million year-over-year, as well as a decrease in interest expense under our 2013 Term Loan Facility primarily due to lower debt balances.

Provision for Income Taxes
Provision for income taxes increased $2.3 million in the first nine months of 2014 primarily attributed to increased profitability in our Canada segment, which is subject to an income tax provision. We have not recorded the benefit of current year losses in the United States for the first nine months of 2014 as our U.S. federal and state deferred tax assets continue to be covered by valuation allowances.

Loss from Discontinued Operations, Net of Taxes
Loss from discontinued operations increased $20.3 million in the first nine months of 2014 primarily due to the $23.6 million gain recorded in 2013 related to the sale of Willbros Middle East Limited, which held our operations in Oman. The increase was also related, in part, to an $8.2 million loss on the sale of CTS, which was recorded in the second quarter of 2014. The overall increase was partially offset by reduced losses attributed to the MPRP Project, period-over-period.

Segment Results
Oil & Gas Segment
Contract revenue increased $202.1 million during the first nine months of 2014 primarily related to higher utilization in our cross-country pipeline, regional delivery, and downstream services.
Operating loss decreased $2.1 million during the first nine months of 2014 primarily related to a reduction of losses within our regional delivery and downstream services. This decrease was partially offset by increased losses in two significant pipeline construction projects during the first nine months of 2014.

Utility T&D Segment
Contract revenue decreased $35.1 million in the first nine months of 2014 driven primarily by a reduction in activity in our electric transmission construction services related to the completion of two Texas CREZ transmission construction projects in the same period last year. The decrease was partially offset by growth in distribution MSA work in Texas and the Mid-Atlantic region.
Operating income decreased $11.0 million in the first nine months of 2014 also driven primarily by the completion of two Texas CREZ transmission construction projects referenced above. The decrease was partially offset by improved margins associated with distribution MSA work.

Professional Services Segment
Contract revenue increased $33.8 million in the first nine months of 2014 primarily from increased demand and growth in our engineering and EPC service offerings partially offset by decreased activity in government services mainly related to the delayed start of projects under contract.
Operating income increased $0.7 million in the first nine months of 2014 as a result of strong execution and performance on our engineering, integrity and EPC projects. The increase was partially offset by increased losses in our government services mainly due to the delayed start of projects under contract and lower utilization related to our engineering services in the downstream market.

Canada Segment
Contract revenue decreased $11.2 million in the first nine months of 2014 as a result of a reduction in activity within our tanks and facilities and construction and maintenance services primarily offset by a large volume of work on several specialty service and lump-sum projects.
Operating income increased $4.3 million in the first nine months of 2014 primarily due to increased profitability in a number of service offerings including fabrication, electrical and instrumentation and other tanks and facilities services.
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
Our primary sources of capital are cash on hand, operating cash flows and borrowings under the ABL Credit Facility. As of September 30, 2014, we had $15.0 million in outstanding revolver borrowings. Our unused availability under our September 30, 2014 borrowing base certificate was $73.0 million on a borrowing base of $145.4 million and outstanding letters of credit of $57.4 million. However, under the terms of the ABL Credit Facility, a reserve on availability of $19.7 million is in place to ensure the funds will be available, if required, to pay the $32.7 million due at the end of the fourth quarter of 2014 in connection with our settlement agreement with WAPCo (the "WAPCo Reserve"). As such, our unused availability is reduced to approximately $53.3 million as of September 30, 2014. The WAPCo Reserve increases by approximately $6.5 million a month through November 2014.
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
In the first nine months of 2014, we made an early payment of $25.0 million against our 2013 Term Loan Facility through proceeds received through the sale of CTS. As a result of this early payment, we recorded debt extinguishment costs of $0.9 million, which consisted of Original Issue Discount and financing costs.
On November 12, 2014, we entered into a commitment letter (the "Commitment Letter") whereby we expect that we may be able to obtain a new term loan facility in an aggregate principal amount of $270.0 million (the "2014 Term Loan Facility"). Proceeds under the 2014 Term Loan Facility would be used to refinance the loans outstanding under the 2013 Term Loan Facility, to pay fees and expenses incurred in connection with the refinancing and to provide us with additional working capital. Consummation of the 2014 Term Loan Facility is subject to customary closing conditions and we can provide no assurance that we will successfully complete the refinancing.

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
Based on the decision to restate our Condensed Consolidated Financial Statements for the quarterly periods ended March 31, 2014 and June 30, 2014 and the resulting delay in the timely filing of our Condensed Consolidated Financial Statements for the quarterly period ended September 30, 2014, we were in violation of certain technical covenants in the 2013 Credit Facilities, which, among other things, require us to deliver financial statements in accordance with GAAP. As a result, effective December 1, 2014, the lenders under the ABL Credit Facility and the lenders under the 2013 Term Loan Facility each waived any default or event of default resulting from the failure of our Condensed Consolidated Financial Statements for the quarterly period ended March 31, 2014 to conform to GAAP. In addition, effective October 21, 2014, the lenders under the ABL Credit Facility waived any default or event of default resulting from the failure of our Condensed Consolidated Financial Statements for the quarterly period ended June 30, 2014 to conform to GAAP. Furthermore, effective November 17, 2014, the lenders under the ABL Credit Facility waived any default or event of default resulting from our delay in the timely filing of our Condensed Consolidated

Financial Statements for the quarterly period ended September 30, 2014 through December 1, 2014, and on December 1, 2014, this waiver was extended through December 19, 2014.
On November 12, 2014, we amended, and obtained certain waivers under, the 2013 Term Loan Facility pursuant to a Waiver and Third Amendment (the "Third Amendment"). The Third Amendment modifies certain financial covenants and waives any defaults or events of default under the 2013 Term Loan Facility as a result of the restatement of our Condensed Consolidated Financial Statements for the quarterly period ended June 30, 2014 and the delay in the timely filing of our Condensed Consolidated Financial Statements for the quarterly period ended September 30, 2014.
The table below sets forth information with respect to the financial covenants included in the 2013 Credit Facilities, as modified by the Third Amendment, as well as the calculation of our performance in relation to these covenants at September 30, 2014. If the refinancing of the 2013 Term Loan Facility is completed, we expect that the covenant requirements under the 2014 Term Loan Facility will be the same as those described in the table below:

	Covenants Requirements	Actual Ratios at September 30, 2014
Maximum Total Leverage Ratio(1) under the 2013 Term Loan Facility (the ratio of Consolidated Debt to Consolidated EBITDA as defined in the credit agreement for the 2013 Term Loan Facility) should be equal to or less than:	3.00 to 1	2.71
Minimum Interest Coverage Ratio(2) under the 2013 Term Loan Facility (the ratio of Consolidated EBITDA to Consolidated Interest Expense as defined in the credit agreement for the 2013 Term Loan Facility) should be equal to or greater than:	2.75 to 1	3.19
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

(2)
The Minimum Interest Coverage Ratio decreases to 2.00 to 1 as of December 31, 2014 and increases to 2.50 to 1 as of September 30, 2015, 2.75 to 1 as of March 31, 2016, 3.00 to 1 as of June 30, 2016 and 3.50 to 1 as of September 30, 2016 and thereafter.

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

We would not have complied with the Minimum Interest Coverage Ratio covenant that was in effect at September 30, 2014 prior to the Third Amendment. However, as of September 30, 2014, we were in compliance with all financial covenants under the 2013 Credit Facilities, as modified by the Third Amendment. We expect to remain in compliance with the modified covenants for the next 12 months.
Depending on our financial performance, we may be required to request additional amendments or waivers for our financial covenants, dispose of assets or reduce overhead. There can be no assurance we will be able to obtain additional amendments or waivers, complete asset sales or reduce sufficient amounts of overhead should it become needed.
The 2013 Credit Facilities also include customary representations and warranties and affirmative and negative covenants, including:

•	limitations on liens and indebtedness;

•	limitations on dividends and other payments in respect of capital stock;

•	limitations on capital expenditures; and

•	limitations on modifications of the documentation of the ABL Credit Facility.

Settlement Agreement
On March 29, 2012, we entered into a settlement agreement (the “Settlement Agreement”) with WAPCo to settle the West Africa Gas Pipeline project litigation. The Settlement Agreement provides that we must make payments to WAPCo totaling $55.5 million of which $14.0 million was paid in 2012, $5.0 million was paid in 2013, and $3.8 million was paid in the third quarter of 2014. The remaining $32.7 million is due at the end of the fourth quarter of 2014. We intend to fund the final payment due under the Settlement Agreement through cash flow from operations, proceeds from potential asset sales, or through available borrowings under our ABL Credit Facility. We would also have the ability to fund the final payment through proceeds received from the anticipated refinancing of our 2013 Term Loan Facility discussed above under the caption "2013 Term Loan Facility".
For additional information regarding the Settlement Agreement, see the discussion in Note 13 – Discontinued Operations.

Cash Balances
As of September 30, 2014, we had cash and cash equivalents of $48.9 million. Our cash and cash equivalent balances held in the United States and foreign countries were $39.6 million and $9.3 million, respectively. In 2011, we discontinued our strategy of reinvesting non-U.S. earnings in foreign operations.
Our working capital position for continuing operations increased $21.3 million to $224.6 million at September 30, 2014 from $203.3 million at December 31, 2013, largely attributable to increased accounts receivable and to an increase in unbilled revenue partially offset by increased accounts payable. We expect that our liquidity will improve as we increase our project billings and collections from customers.

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
Cash flows provided by (used in) continuing operations by type of activity were as follows for the nine months ended September 30, 2014 and 2013 (in thousands):

	2014	2013	Increase (Decrease)
Operating activities	$(1,268)	$(57,105)	$55,837
Investing activities	39,090	30,287	8,803
Financing activities	(35,647)	(5,592)	(30,055)
Effect of exchange rate changes	(683)	(310)	(373)
Cash provided by (used in) all continuing activities	$1,492	$(32,720)	$34,212

Operating Activities
Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of collection of receivables and the settlement of payables and other obligations. Working capital needs are generally higher during the summer and fall months when the majority of our capital-intensive projects are executed. Conversely, working capital assets are typically converted to cash during the late fall and winter months. Operating activities from continuing operations used net cash of $1.3 million during the nine months ended September 30, 2014 as compared to $57.1 million used during the same period of 2013. The $55.8 million decrease in cash flow used by operating activities is primarily a result of the following:

•
A decrease in cash flow used by accounts payable of $71.0 million attributed primarily to a decrease of cash payments to vendors during the period as we balance our receivable collections with our vendor payments;

•	A decrease in cash flow used by contracts in progress of $16.6 million related to increased billings on projects during the period; and

•	A decrease in cash flow used by other assets and liabilities of $12.4 million primarily related to decreased cash payments and increased cash receipts during the period.

This was partially offset by:

•	An increase in cash flow used by accounts receivable of $24.1 million related to a decrease in customer cash collections during the period;

•	An increase in cash flow used by prepaids and other assets of $13.8 million attributed primarily to changes in business activity as well as the timing of prepaid policies; and

•	An increase in cash flow used by continuing operations of $4.8 million related to an increase in net loss, adjusted for any non-cash items.

Investing Activities
Investing activities provided net cash of $39.1 million during the nine months ended September 30, 2014 as compared to $30.3 million provided during the same period in 2013. The $8.8 million increase in cash flow provided by investing activities is primarily the result of the difference between the proceeds from sales of subsidiaries in the first nine months of 2014 as compared to the first nine months of 2013. We received $21.2 million in proceeds for the sale of the Hawkeye business in the first quarter of 2014 and $25.0 million in proceeds for the sale of the CTS business in the second quarter of 2014 as compared to $38.9 million in proceeds received in the first quarter of 2013 for the sale of Willbros Middle East Limited, which held our operations in Oman.

Financing Activities
Financing activities used net cash of $35.6 million during the nine months ended September 30, 2014 as compared to $5.6 million used during the same period of 2013. The $30.0 million increase in cash flow used in financing activities is primarily a result of the $278.4 million decrease in proceeds from our revolver and note payable during the first nine months of 2014 as compared to the same period in 2013. This decrease was partially offset by a $240.3 million decrease in payments against our prior term loan and revolver as well as a decrease in cash used as a result of debt issue costs and dividend distributions to non-controlling interest made during the nine months ended September 30, 2014.

Discontinued Operations
Cash flows provided by discontinued operations increased $5.4 million in the first nine months of 2014 as compared to the same period in 2013. This increase was primarily due to the receipt of $17.0 million in settlement proceeds from the Central Maine Power Company, partially offset by continued losses attributed to the MPRP Project.

Interest Rate Risk
Interest Rate Swaps
We are subject to hedging arrangements to fix or otherwise limit the interest cost of our variable interest rate borrowings. We are subject to interest rate risk on our debt and investment of cash and cash equivalents arising in the normal course of business. We do not engage in speculative trading strategies.
In August 2013, we entered into an interest rate swap agreement for a notional amount of $124.1 million to hedge changes in the variable rate interest expense on $124.1 million of our existing or replacement LIBOR indexed debt. Under the swap agreement, which is effective September 30, 2014 through August 7, 2019, we receive interest at either one-month LIBOR or 1.25 percent (whichever is greater) and pay interest at a fixed rate of 2.84 percent. The swap is designated and qualifies as a cash flow hedging instrument with the effective portion of the swap’s change in fair value recorded in Other Comprehensive Income (“OCI”). The swap is highly effective in offsetting changes in interest expense and no hedge ineffectiveness has been recorded in the Condensed Consolidated Statements of Operations. Amounts in OCI will be reclassified to interest expense when the hedged interest payments on the underlying debt are recognized.
In September 2010, we entered into two interest rate swap agreements for a total notional amount of $150.0 million to hedge changes in the variable rate interest expense on $150.0 million of our then existing or replacement LIBOR indexed debt. Under each swap agreement, we received interest at either three-month LIBOR or 2 percent (whichever is greater) and paid interest at a fixed rate of 2.68 percent through September 30, 2014. Through August 7, 2013, the swap agreements were designated and qualified as cash flow hedging instruments, with the effective portion of the swaps’ change in fair value recorded in OCI. Amounts in OCI are reclassified to interest expense when the hedged interest payments on the underlying debt are recognized during the period when the swaps were designated as cash flow hedges. Through August 7, 2013, the swaps were highly effective hedges, and only an immaterial amount of hedge ineffectiveness has been recorded in the Condensed Consolidated Statements of Operations. On August 7, 2013, the swaps were de-designated due to the refinancing of the underlying debt, which decreased the interest rate floor from 2 percent to 1.25 percent. In addition, on August 7, 2013, each swap agreement was transferred to another party through a novation transaction, which increased our interest rate to 2.70 percent through September 30, 2014. Changes in the value of the swaps that remain open are reported in earnings and were immaterial for the three and nine months ended September 30, 2014.
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
Our industry is capital intensive and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. As such, we are focused on the following significant capital requirements:

•	Providing working capital for projects in process and those scheduled to begin in 2014 and early 2015; and

•	Funding our 2014 capital budget of approximately $28.8 million of which $17.0 million remained unspent as of September 30, 2014.
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
In September 2010, we entered into two interest rate swap agreements for a total notional amount of $150.0 million to hedge changes in the variable rate interest expense on $150.0 million of our then existing or replacement LIBOR indexed debt. Under each swap agreement, we were to receive interest at either three-month LIBOR or 2 percent (whichever was greater) and pay interest at a fixed rate of 2.68 percent through June 30, 2014. Through August 7, 2013, the swap agreements were designated and qualified as cash flow hedging instruments, with the effective portion of the swaps’ change in fair value recorded in OCI. Amounts in OCI were reclassified to interest expense when the hedged interest payments on the underlying debt were recognized during the period when the swaps were designated as cash flow hedges. Through August 7, 2013, the swaps were highly effective hedges, and only an immaterial amount of hedge ineffectiveness has been recorded in the Consolidated Statements of Operations. On August 7, 2013, the swaps were de-designated due to the refinancing of the underlying debt, which decreased the interest rate floor from 2 percent to 1.25 percent. In addition, on August 7, 2013, each swap agreement was transferred to another party through a novation transaction, which increased our interest rate to 2.70 percent through September 30, 2014. Changes in the value of the swaps that remain open are reported in earnings and were immaterial for the three and nine months ended September 30, 2014.
The carrying amount and fair value of the swap agreements are equivalent since we account for these instruments at fair value. The fair value of the swap agreements was $3.6 million at September 30, 2014 and was based on using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates. A 100 basis point increase in interest rates would increase the fair value of the swaps by $3.6 million. Conversely, a 100 basis point decrease in interest rates (subject to minimum rates of zero) would decrease the fair value of the swaps by $3.0 million.
Foreign Currency Risk
We are exposed to market risk associated with changes in non-U.S. (primarily Canada) currency exchange rates. To mitigate our risk, we may borrow Canadian dollars under our Canadian Facility to settle U.S. dollar account balances.
We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expense in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expense in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at September 30, 2014 and 2013.

Other
The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities shown in the Condensed Consolidated Balance Sheets approximate fair value at September 30, 2014 due to the generally short maturities of these items. At September 30, 2014, we invested primarily in short-term dollar denominated bank deposits. We have the ability and expect to hold our investments to maturity.

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
As of September 30, 2014, we carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weakness in internal control over financial reporting, as described below, our disclosure controls and procedures were not effective as of September 30, 2014.

Material Weakness in Internal Control Over Financial Reporting
As reported in our Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2014 and June 30, 2014, our Oil & Gas segment incorrectly estimated total revenues, costs and profits at completion for two significant pipeline construction projects accounted for under the percentage-of-completion method of accounting. As a result, we did not maintain effective controls over the completeness and accuracy of estimated total revenues, costs and profits at completion for construction contracts accounted for under the percentage-of-completion method of accounting by the aforementioned segment. Specifically, we did not adequately perform project oversight reviews and monitor compliance with the Company’s policies and procedures around estimating total revenues, costs and profits at completion for these pipeline construction projects. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Additionally, these control deficiencies, if not corrected, could result in misstatement of the aforementioned accounts and disclosures that would result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. Therefore, we have concluded that these control deficiencies constitute a material weakness in internal control over financial reporting.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarterly period ended September 30, 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases of our common stock by us during the quarter ended September 30, 2014:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2014 - July 31, 2014	—	$—	—	—
August 1, 2014 - August 31, 2014	1,952	10.90	—	—
September 1, 2014 - September 30, 2014	3,674	10.40	—	—
Total	5,626	$10.57	—	—

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

10.1	Waiver Letter dated August 29, 2014, among Willbros United States Holdings, Inc., Willbros Group, Inc. and Robert R. Harl.

10.2	Letter Agreement dated October 21, 2014, among Willbros United States Holdings, Inc., Willbros Group, Inc. and Robert R. Harl.

10.3
Waiver and Third Amendment dated as of November 12, 2014, to the Credit Agreement dated as of August 7, 2013, among Willbros Group, Inc., the Guarantors, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to our current report on Form 8-K dated November 12, 2014, filed November 17, 2014).

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

Exhibit Number	Description
10.1	Waiver Letter dated August 29, 2014, among Willbros United States Holdings, Inc., Willbros Group, Inc. and Robert R. Harl

10.2	Letter Agreement dated October 21, 2014, among Willbros United States Holdings, Inc., Willbros Group, Inc. and Robert R. Harl.

10.3
Waiver and Third Amendment dated as of November 12, 2014, to the Credit Agreement dated as of August 7, 2013, among Willbros Group, Inc., the Guarantors, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to our current report on Form 8-K dated November 12, 2014, filed November 17, 2014).

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