Form 10-K
period 2014-12-31
Willbros Group, Inc.\NEW\
filed 2015-03-31
CIK 1449732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T during the preceding 12 months (or such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on the last business day of the Registrant’s most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 30, 2014) was $511,882,528.
The number of shares of the Registrant’s Common Stock outstanding at March 25, 2015 was 50,880,529.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s 2014 Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2015 are incorporated by reference into Part III of this Form 10-K.

WILLBROS GROUP, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2014

FORWARD-LOOKING STATEMENTS
This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), oil, gas, gas liquids and power prices, demand for our services, the amount and nature of future investments by governments, expansion and other development trends of the oil and gas, refinery, petrochemical and power industries, business strategy, expansion and growth of our business and operations, the outcome of legal proceedings and other such matters are forward-looking statements. These forward-looking statements are based on assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties. As a result, actual results could differ materially from our expectations. Factors that could cause actual results to differ from those contemplated by our forward-looking statements include, but are not limited to, the following:

•	curtailment of capital expenditures due to low prevailing commodity prices or other factors, and the unavailability of project funding in the oil and gas, refinery, petrochemical and power industries;

•	the demand for energy moderating or diminishing;

•	project cost overruns, unforeseen schedule delays and the application of liquidated damages;

•	inability to execute fixed-price and cost-reimbursable projects within the target cost, thus eroding contract margin and, potentially, contract income on any such project;

•	failure to obtain the timely award of one or more projects;

•	inability to comply with the financial and other covenants in, or obtain waivers under our credit facilities;

•	inability to dispose of businesses and assets in a timely manner at reasonable valuations;

•	increased capacity and decreased demand for our services in the more competitive industry segments that we serve;

•	reduced creditworthiness of our customer base and higher risk of non-payment of receivables;

•	inability to lower our cost structure to remain competitive in the market or to achieve anticipated operating margins;

•	inability of the energy service sector to reduce costs when necessary to a level where our customers’ project economics support a reasonable level of development work;

•	reduction of services to existing and prospective clients when they bring historically out-sourced services back in-house to preserve intellectual capital and minimize layoffs;

•
the consequences we may encounter if we fail to remediate the material weaknesses in our internal control over financial reporting or identify other material weaknesses in the future, which may adversely affect the accuracy and timing of our financial reporting;

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

PART I
Items 1. and 2. Business and Properties
General
Willbros is a specialty energy infrastructure contractor serving the oil, gas, refining, petrochemical and power industries. Our offerings include engineering, procurement and construction (either individually or as an integrated “EPC” service offering), turnarounds, maintenance, facilities development and operations services. We believe our long experience and expertise in the planning and execution of projects differentiates us from our competitors and provides us with competitive advantages in the markets we serve. Our engineering and project management capabilities position us for early involvement in projects and support our EPC service offering. Our maintenance capabilities provide us the opportunity to participate in the full life cycle of projects, many of which have design lives of more than 25 years.
Willbros provides its services through operating subsidiaries. The Willbros corporate structure is designed to comply with jurisdictional and registration requirements and to minimize worldwide taxes. Subsidiaries may be formed in specific work locations where such subsidiaries are necessary or useful to comply with local laws or tax objectives.
Company Information
We maintain our headquarters at 4400 Post Oak Parkway, Suite 1000, Houston, TX 77027; our telephone number is 713-403-8000. Our public website is http://www.willbros.com. We make available free of charge through our website via a link to Edgar Online, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our common stock is traded on the New York Stock Exchange under the symbol “WG.”
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
Business Segments
Willbros has four operating segments: Oil & Gas, Professional Services, Utility T&D and Canada. Our segments are comprised of strategic businesses that are defined by the industries or geographic regions they serve. Each is managed as an operation with well established strategic directions and performance requirements.
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
Through our business segments we have been employed by more than 400 clients to carry out work in over 60 countries. These segments operated primarily in the United States and Canada during 2014 and 2013 and the United States, Canada and Oman during 2012. We exited Oman in January 2013. Within the past 10 years, we have worked in Asia, Europe, North America, the Middle East, Africa, and South America. Private sector clients have historically accounted for the majority of our revenue. Governmental entities and agencies have accounted for the remainder. One of our customers in our Utility T&D and Professional Services segments, Oncor, was responsible for 8.6 percent, 12.3 percent and 17.2 percent of our consolidated revenue for 2014, 2013 and 2012, respectively. Another one of our customers in both our Oil & Gas and Professional Services segments, Enterprise Products Partners L.P., was responsible for 8.5 percent, 11.1 percent and 10.5 percent of our consolidated revenue in 2014, 2013 and 2012, respectively.

See Note 13 – Segment Information in Item 8 of this Form 10-K for more information on our operating segments and our contract revenue by geographic region.
Oil & Gas
We provide construction, project management, maintenance and lifecycle extension services to the upstream, midstream and downstream markets. In the upstream and midstream markets, our history of executing large and complex pipeline projects has positioned us to participate in pipeline infrastructure markets. In addition to the smaller gathering and processing systems needed to support the extensive oil and gas drilling activity in the United States, we also construct pipelines to connect oil and gas resources to end-markets. In the downstream market, we provide integrated, full-service specialty construction, turnaround, repair and maintenance services to major integrated oil companies, independent refineries, product terminals and petrochemical companies. We provide these services primarily in the United States; however, our experience includes international projects. We believe that these service offerings, combined with our industry experience in large oil and gas infrastructure projects, allow us to meet our customers’ needs for safety, quality, schedule certainty, and local presence at a competitive price.
Pipeline Construction
We are applying our core strengths of engineering, construction and maintenance of oil and gas infrastructure to provide multiple services needed to support the transportation and storage of hydrocarbons including gathering, production and processing systems.
Expansion of unconventional production in the United States has shifted the demand for pipeline construction geographically. The need for take-away capacity for oil, natural gas and liquids from these new production areas continues to provide project opportunities for construction of oil, liquids and natural gas pipelines.
Facilities Construction
Companies in the hydrocarbon value chain require certain facilities in the course of producing, processing, storing and transporting oil, gas, refined products and chemicals. We are experienced in and capable of constructing facilities such as pump stations, flow stations, gas processing facilities, gas compressor stations and metering stations. We are focused on building these facilities in the United States oil and gas market. The construction of station facilities, while not as capital-intensive as pipeline construction, is generally characterized by complex logistics and scheduling.
Integrity Construction
We provide full-service integrity management program offerings including program development, data services, risk analysis, corrosion evaluation, integrity engineering and integrity construction services.
Fabrication
Fabrication services can be an efficient means of delivering engineered, process or production equipment with schedule certainty and quality. We provide fabrication services and are capable of fabricating such diverse deliverables as process modules, station headers, valve stations and flare pipes and tips. We currently operate a fabrication facility in Tulsa, Oklahoma which supports our efforts in the oil and gas markets.
Downstream Construction, Maintenance and Turnaround Services
When performing a construction and maintenance project as part of a refinery turnaround, detailed planning and execution is imperative in order to minimize the duration of the outage, which can cost owners millions of dollars in down time. We have extensive experience in the planning, scheduling and execution of refinery projects and can address the majority of process unit needs. Our downstream services include furnace re-tube and revamp projects, stainless and alloy welding services and heavy rigging and equipment setting. The skills and experience gained from our turnaround performance is complementary to our construction services for new units, expansions and revamp projects.

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
Integra Link™
We partnered with Google to provide a cloud-based pipeline lifecycle integrity management solution. Integra Link™ utilizes Google’s geospatial technology platform to transform the way oil and gas pipeline companies visualize and utilize their data and information. Integra Link™ is jointly marketed by Willbros and Google and we believe the system has the potential to become the standard in pipeline integrity management.
EPC Services
EPC projects can often yield profit margins on the engineering and construction components consistent with stand-alone contracts for similar services. The benefits from performing EPC projects include the incremental income associated with project management and the income associated with the procurement component of the contract. Both of these income generating activities are relatively low risk compared with the construction aspect of the project. In performing EPC contracts, we participate in numerous aspects of a project and are, therefore, able to improve the efficiency of the design, permitting, procurement and construction sequence for a project in connection with making engineering and constructability decisions. EPC contracts enable us to deploy our resources more efficiently and capture those efficiencies in the form of improved margins on the engineering and construction components of these projects, at the same time optimizing the overall project solution and execution for the client. While EPC contracts carry lower margins for the procurement component, the increased control over all aspects of the project, coupled with competitive market margins for the engineering and construction portions, makes these types of contracts attractive to us and, we believe, to our customers.
The refining and petrochemical industries strive to minimize costs through operating efficiencies and hiring experienced process engineering as needed. It is often more cost effective to engage a contractor to oversee and manage the planning, engineering, procurement, installation and commissioning of new capacity additions, revamps or new process units to support the need to meet new refining or manufacturing specifications. Our experience and capability covers the breadth of all process units in both refineries and petrochemical plants, allowing us to offer clients a single-source solution for expansion and revamp programs. We seek to do this in the most efficient, competitive manner.
Contact Voltage, Gas Leak Detection and Utility-line Locating
Our crews test for contact voltage and gas leaks in areas where these problems are suspected. Contact voltage typically arises through a failure of the grounding of electrical equipment and may result in injury to members of the public. Gas leaks often occur as a result of the deterioration of gas distribution infrastructure.
Our crews also locate underground electric power, hydrocarbon, telecom, water, cable and sewer utilities prior to excavation. Our locating services often require a physical visit to the location at which our employees will locate and mark utility infrastructure. In other cases we are able to provide the excavating party a clearance to dig without having to physically visit the location.
Collectively, these service offerings make up our Premier Utility Services, LLC business unit ("Premier"). On March 31, 2015, we sold all of our membership units in Premier to USIC Locating Services, LLC. See Note 18 - Subsequent Events in Item 8 of this Form 10-K for more information.
Cable Restoration and Assessment
In the U.S. and internationally, as part of UtilX Corporation ("UtilX"), we offer services to utilities and industrial companies for the restoration of electrical power cables and the condition assessment of electrical cable systems. On March 17, 2015, we sold all of our equity interests of UtilX to Novinium, Inc. See Note 18 – Subsequent Events in Item 8 of this Form 10-K for more information.
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
Canada
In Canada, Willbros is an industry leader in construction, maintenance and fabrication, well known for piping projects, including integrity and supporting civil work, general mechanical and facility construction, API storage tanks, general and modular fabrication, along with electrical and instrumentation projects serving the Canadian energy industry. We have had specialized facilities and offices throughout Alberta since 2001 in Fort McMurray, Edmonton and Calgary. These offices are locally staffed with dedicated and experienced professionals, ideally suited to serve our clients in Western Canada particularly in the oil sands. We are an oil and gas infrastructure construction and maintenance contractor, providing a diverse and complementary suite of services to meet our clients’ expectations through safe, productive, high quality execution in the field. We continue to explore and evaluate the market for opportunities that augment our service offering and create more value-added experiences for our customers.
Construction and Maintenance
A cornerstone of our business is the construction and maintenance of Hydrotransport and Tailings Lines (“HTTL”) in the oil sands mine sites of the Wood Buffalo region of Northern Alberta. Our expertise is not only in new construction of the HTTL, but also the ongoing rotation and maintenance of these lines as well. Our scope also includes other pipeline projects both above and below ground ranging in size from 2 inches to greater than 48 inches in a variety of materials such as carbon steel, stainless steel, High Density Poly Ethylene, and other non-metal products and specialty alloys. Our crews are well equipped and capable of performing civil earthworks including corridor construction, trenching, backfill, grading, road construction, crossings and bores, berms, pipe culverts, excavation and hauling.
Projects and Specialty Services
Projects and specialty services include a range of new construction project work including both above and below ground piping. Our expertise includes piping tie-ins, gathering systems, looping systems and steam lines typically serving pipeline operators, producer and steam-assisted-gravity-drainage facilities. An increased focus and strategy has been directed towards pipeline integrity work including dig-ups and repairs. Regulators, industry and public concern continue to emphasize and require more robust integrity programs to ensure safety and reliable leak-free performance. We are well positioned with talented crews, equipment and supervision to perform pipeline and integrity work safely, on time, and on budget.
Electrical and Instrumentation Services
Our electrical and instrumentation operations offer construction and maintenance services to industrial, oil and gas and petrochemical customers across Western Canada. We are capable of managing major projects from initial plant construction to commissioning and start-up. Currently, we offer our customers expertise in low and medium voltage construction situations as well as ongoing maintenance and support programs specifically tailored to the needs of our customers. In addition to these services, our team has the ability to seamlessly execute a wide variety of modular building and skid pre-wiring projects, fiber optics, grounding and fire and gas detection installations.

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
Fabrication
Located on 23 acres of land accessible to the high load corridor in Edmonton, our state of the art fabrication facility is a multi-faceted fabrication operation specializing in three main categories: Chromium Carbide Overlay, a process of applying overlay to extend the service life of piping products used in heavy wear erosion, corrosion and abrasive applications utilized in oil sands extraction and tailings functions; pipe spool and other general fabrication of expansion barrels, block valves, traps and other piping related components including double jointing and handling; and fabrication of modules of various sizes and designs, typically pipe rack, equipment, process and pump house modules.
Our Vision
We continue to believe that long-term fundamentals support demand for our services and substantiate our vision for Willbros to be a multi-billion dollar engineering and construction company with a diversified revenue stream, stable and predictable results, and high growth opportunities.
To accomplish this, we are actively working towards achieving the following objectives:

•	Strengthening our focus on project execution to achieve our corporate motto on every project: "A Good Job... Done Right";

•
Increasing professional services (project/program management, engineering, design, procurement and logistics) capabilities to minimize cyclicality and risk associated with large capital projects in favor of recurring service work;

•	Managing our resources to mitigate the seasonality of our business model;

•	Positioning Willbros as a service provider and employer of choice;

•	Developing long-term client partnerships and alliances by focusing team driven sales efforts on key clients and exceeding performance expectations at competitive prices; and

•	Meeting or exceeding industry best practices, particularly for safety and performance.
Our Values
We believe the values we adhere to as an organization shape our relationships and the performance of our company. We are committed to strong Leadership across the organization to achieve Excellence, Accountability and Compliance in everything we do, recognizing that Compliance is the catalyst for successfully applying all of our values. Our core values are:

•	Safety – always perform safely for the protection of our people, our customers, and our stakeholders;

•	Honesty & Integrity – always do the right thing;

•	Our People – respect and care for their wellbeing and development; maintain an atmosphere of trust, empowerment and teamwork; ensure the best people are in the right position;

•	Our Customers – understand their needs and develop responsive solutions; promote mutually beneficial relationships and deliver a good job on time;

•	Superior Financial Performance – deliver earnings per share and cash flow and maintain a balance sheet which places us at the forefront of our peer group;

•	Vision & Innovation – understand the drivers of our business environment; promote constant curiosity, imagination and creativity about our business and opportunities; seek continuous improvement; and

•	Effective Communications – present a clear, consistent and accurate message to our people, our customers and the public.
We believe that adhering to and living these values will result in a high-performance organization which can differentiate itself and compete effectively, providing incremental value to our customers, our employees and all our stakeholders.
Our Strategy
We work diligently to apply these values every day. We use them to guide us in the development and execution of our strategy, which we believe will increase stockholder value by leveraging the full resources and core competencies of an integrated Willbros business platform. We believe our strategy is appropriate for us to achieve valuation levels equal to or better than our peers. Tactically, our execution skills, particularly in our Oil & Gas segment, have failed to achieve the desired results on several projects which had significant losses. We have addressed these management and execution failures by revamping the leadership and key operating positions in our Oil & Gas segment and staffing with experienced, capable, and proven technical and management staff at all levels in the organization. Additionally, we will only undertake work commitments which align with the skills, experience and availability of proven project execution teams. We have also recognized that the structure of this segment was too complex to manage effectively and have reduced the number of business units and geographic locations under segment management responsibility. Key elements of our strategy remain as follows:
Stabilize the Revenue Stream with Recurring Services
We believe increasing the level of revenue generated by recurring services will make our business model more predictable and allow us to reduce our dependence on large capital projects which are more cyclical in nature.
Focus on Managing Risk
We have implemented a core set of business conduct practices and policies to improve our risk profile including diversifying our service offerings and end markets to reduce market specific exposure, and focusing on contract-execution risk starting with our opportunity review process and ending at job completion. We continue to evaluate and improve our risk management fundamentals.
Maintain Financial Flexibility
Maintaining the financial flexibility to meet the material, equipment and personnel needs to support our project commitments, as well as the ability to pursue our expansion and diversification objectives, is critical to our performance and growth.
Leverage Core Service Expertise into Additional Full EPC Contracts
Our core expertise and service offerings allow us to provide our customers with a single source EPC solution which creates greater efficiencies and benefits both our customers and our company. We believe our Professional Services segment’s EPC service offering, which is focused on small to mid-sized capital projects, is relatively unique in our respective markets, providing us with a competitive advantage in providing EPC services. In performing integrated EPC contracts, we often perform front-end engineering and design services while establishing ourselves as overall project managers from the earliest stages of project inception and are, therefore, able to improve the efficiency of the design, permitting, procurement and construction sequence for a project in connection with making engineering decisions. Our customers benefit from a more seamless execution; while for us, these contracts often yield more consistent profit margins on the engineering and construction components of the contract compared to stand-alone contracts for similar services. Additionally, this contract structure allows us to deploy our resources more efficiently and capture the engineering, procurement and construction components of these projects.

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

•
Oil & Gas Segment – Quanta Services, MasTec, Primoris, Associated Pipeline Contractors, Sheehan Pipeline Construction, U.S. Pipeline, Welded Construction, Henkels & McCoy, Michels Corporation, Flint Energy Services, AltairStrickland, JV Industrial Companies, Plant Performance Services, KBR, Inc., Chicago Bridge & Iron and Matrix Service. In addition, there are a number of regional competitors such as Sunland, Dyess and Jomax.

•	Professional Services Segment – CH2M Hill, Gulf Interstate, Jacobs Engineering, Universal Pegasus, Trigon, Mustang Engineering and ENGlobal.

•	Utility T&D Segment – Quanta Services, MYR Group, MasTec and larger privately-held companies such as Pike Electric, Henkels & McCoy, Michels Corporation and Miller Pipeline.

•	Canada Segment – Michels Corporation, North American Energy Services, Flint Energy Services, Ledcor, KBR, OJ Pipelines and Quanta Services.
Contract Provisions and Subcontracting
Most of our revenue is derived from engineering, construction and EPC contracts. The majority of our contracts fall into the following basic categories:

•	firm fixed-price or lump sum fixed-price contracts, providing for a single price for the total amount of work;

•	cost plus fixed fee contracts where income is earned solely from the fee received;

•	unit-price contracts, which specify a price for each unit of work performed;

•	time and materials contracts where personnel and equipment are provided under an agreed-upon schedule of daily rates with other direct costs being reimbursable;

•	a combination of the above (including lump sum payment for certain items and unit rates for others); and

•	master service agreements ("MSAs") under which we receive work orders for specific projects and which involve one or more of the foregoing categories.
Changes in scope-of-work are subject to change orders to be agreed upon by both parties. Change orders not agreed to in either scope or price result in claims to be resolved in a dispute resolution process. These change orders and claims can affect our contract revenue and liquidity either positively or negatively.
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
Virtually all of our contracts provide for termination of the contract for the convenience of the client. In addition, some contracts are subject to certain completion schedule requirements that require us to pay liquidated damages in the event schedules are not met as the result of circumstances within our control.

We act as the primary contractor on a majority of the construction projects we undertake. In our capacity as the primary contractor and when acting as a subcontractor, we perform most of the work on our projects with our own resources and typically subcontract specialized activities as hazardous waste removal, horizontal directional drills, non-destructive inspection, catering and security. In the construction industry, the prime contractor is normally responsible for the performance of the entire contract, including subcontract work. Thus, when acting as the primary contractor, we are subject to the risk associated with the failure of one or more subcontractors to perform as anticipated.
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
Although the terms of our contracts vary considerably, pricing is typically based on a unit-price or fixed-price structure. Under our unit-price contracts, we agree to perform identified units of work for an agreed price. A “unit” can be as small as the installation of a single bolt or a foot of cable or as large as a transmission tower or foundation. The resulting profitability of a particular unit is primarily dependent upon the labor and equipment hours expended to complete the task that comprises the unit. Under fixed-price contracts, we agree to perform the contract for a fixed fee based on our estimate of the aggregate costs of completing the particular project. We are sometimes unable to fully recover cost overruns on our fixed-price contracts. Industry trends could increase the proportion of our contracts being performed on a unit-price or fixed-price basis, increasing our profitability risk.
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
Termination. Oncor could in some cases seek to terminate for cause or limit our activity or seek to assess penalties against us under the agreement. Oncor may terminate the agreement upon 90-days' notice or any work request thereunder without prior notice in each case at its sole discretion and may terminate the agreement upon 30-days' notice in the event there is an announcement of the intent to undertake or an actual occurrence of a change in control of Oncor or Willbros Utility T&D Holdings, LLC. Oncor may also terminate the agreement for cause if, among other things, we breach and fail to adequately cure a representation or warranty under the agreement, we materially or repeatedly default in the performance of our material obligations under the agreement or we become insolvent.
In the event Oncor terminates the agreement for convenience or due to an anticipated or actual change of control of Oncor, Oncor must pay us a termination fee. In addition, we would have to adjust a significant portion of our existing customer relationship intangible asset attributed to Oncor which was recorded in connection with the InfrastruX acquisition.

Employees
At December 31, 2014, we directly employed a multi-national work force of 7,959 persons, of which approximately 97.9 percent were citizens of the respective countries in which they work. Although the level of activity varies from year to year, we have maintained an average work force of approximately 8,994 over the past five years. The minimum employment during that period was 7,260 and the maximum was 12,054. At December 31, 2014, approximately 13.1 percent of our employees were covered by collective bargaining agreements. We believe relations with our employees are satisfactory. The following table sets forth the location of employees by work countries as of December 31, 2014:

	Number of Employees	Percent
U.S. Oil & Gas	1,854	23.3%
U.S. Professional Services	2,495	31.4%
U.S. Utility T&D	2,116	26.6%
U.S. Administration	154	1.9%
Canada	1,332	16.7%
Professional Services International	8	0.1%
Total	7,959	100.0%
Equipment
We own, lease and maintain a fleet of generally standardized construction, transportation and support equipment. In 2014, 2013 and 2012, expenditures for capital equipment were $15.2 million, $16.0 million and $10.6 million, respectively. At December 31, 2014, the net book value of our property, plant and equipment was approximately $94.4 million.
All equipment is subject to scheduled maintenance to maximize fleet readiness. We continue to evaluate expected equipment utilization, given anticipated market conditions, and may buy or lease new equipment and dispose of underutilized equipment from time to time.

Facilities
The principal facilities that we utilize to operate our business are:

Principal Facilities
Business	Location	Description	Ownership
U.S. Oil & Gas	Houston, TX	Office space	Lease
	Splendora, TX	Office and general warehouse	Own
	Channelview, TX	Office and general warehouse	Lease
	Odessa, TX	Office and general warehouse	Lease
	Tulsa, OK	Manufacturing, general warehousing and office space	Own
	Hobbs, NM	Office and general warehouse	Lease
	Carlsbad, NM	Office and general warehouse	Lease
	Gillette, WY	Office and general warehouse	Lease
	Casper, WY	Office and general warehouse	Lease
	Geismer, LA	Office and general warehouse	Lease
	Greeley, CO	Office and general warehouse	Lease
	Watford City, ND	Office and general warehouse	Lease
	Pittsburgh, PA	Office and general warehouse	Lease
	Geismer, LA	Office and general warehouse	Lease
U.S. Utility T&D	McKinney, TX	Office and general warehouse	Lease
	Ft. Worth, TX	Office space	Lease
	Jacksonville, VT	Office and general warehouse	Lease
	White Marsh, MD	Office and general warehouse	Lease
	Richmond, VA	Office and general warehouse	Lease
Professional Services	Houston, TX	Office space	Lease
	Tulsa, OK	Office space	Lease
	Kansas City, MO	Office space	Lease
	Hauppauge, NY*	Office space	Lease
	Englewood, CO	Office space	Lease
	Baton Rouge, LA	Office space	Lease
	Kent, WA*	Office and general warehouse	Lease
	Buckeburg, Germany*	Office and general warehouse	Lease
Canada	Ft. McMurray, Alberta, Canada	Office, repair shop and lay down area	Lease
	Ft. McMurray, Alberta, Canada	Office space	Lease
	Edmonton, Alberta, Canada	Office space and fabrication facility	Lease
	Acheson, Alberta, Canada	Office space and equipment yard	Lease
	Edmonton, Alberta, Canada	Office space	Lease
	Edmonton, Alberta, Canada	Office and general warehouse	Lease
	Calgary, Alberta, Canada	Office space	Lease
	Calgary, Alberta, Canada	Electrical and instrumentation facility	Lease
Corporate Headquarters	Houston, TX	Office space	Lease
*Sold or transferred as a result of asset sales subsequent to December 31, 2014.
We lease other facilities used in our operations, primarily sales/shop offices, equipment sites and expatriate housing units in the United States and Canada. Rent expense for all leased facilities was approximately $16.3 million in 2014, $15.0 million in 2013 and $12.2 million in 2012.

Insurance and Bonding
Operational risks are analyzed and categorized by our risk management department and are insured through major international insurance brokers under a comprehensive insurance program, which includes commercial insurance policies, consisting of the types and amounts typically carried by companies engaged in the worldwide engineering and construction industry. We maintain worldwide master policies written chiefly through highly-rated insurers. These policies cover our property, plant, equipment and cargo against all normally insurable risks. Other policies cover our workers and liabilities arising out of our operations. Primary and excess liability insurance limits are consistent with industry standards for the level of our asset base. Risks of loss or damage to project works and materials are often insured on our behalf by our clients. On other projects, “builders all risk insurance” is purchased when deemed necessary. Substantially all insurance is purchased and maintained at the corporate level, with the exceptions being certain basic insurance, which must be purchased in some countries in order to comply with local insurance laws.
The insurance protection we maintain may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. An enforceable claim for which we are not fully insured could have a material adverse effect on our results of operations. In the future, our ability to maintain insurance, which may not be available or at rates we consider reasonable, may be affected by events over which we have no control, such as those that occurred on September 11, 2001. In 2014, we were not constrained by our ability to bond new projects. If we have difficulty obtaining surety bonds, our ability to operate may be significantly restricted.
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
RISKS RELATED TO OUR BUSINESS
Our business is highly dependent upon the level of capital expenditures by oil and gas, refining, petrochemical and electric power companies on infrastructure.
Our revenue and cash flow are primarily dependent upon major engineering and construction projects. The availability of these types of projects is dependent upon the economic condition of the oil and gas, refinery, petrochemical and electric power industries, and specifically, the level of capital expenditures of oil and gas, refinery, petrochemical and electric power companies on infrastructure. Our failure to obtain major projects, the delay in awards of major projects, the cancellation of major projects or delays in completion of contracts are factors that could result in the under-utilization of our resources, which would have an adverse impact on our revenue and cash flow. Numerous factors beyond our control influence the level of capital expenditures of these companies, including:

•	current and projected oil, gas and electric power prices, as well as refining margins;

•	the demand for gasoline and electricity;

•	the abilities of oil and gas, refining, petrochemical and electric power companies to generate, access and deploy capital;

•	exploration, production and transportation costs;

•	the discovery rate and location of new oil and gas reserves;

•	the sale and expiration dates of oil and gas leases and concessions;

•	regulatory restraints on the rates that electric power companies may charge their customers;

•	local and international political and economic conditions; and

•	technological advances.
In particular, a large number of exploration and production companies have recently announced reductions in their capital expenditure budgets due to the recent decline in crude oil prices. Additional delays or cancellations of projects are likely to occur especially in those areas where the costs of production may exceed current commodity prices.
We face a risk of non-compliance with certain covenants in our credit agreement.
We are subject to a number of financial and other covenants under our credit facilities, including a Maximum Total Leverage Ratio and a Minimum Interest Coverage Ratio. On March 31, 2015, we amended our 2014 Term Credit Agreement pursuant to a First Amendment (the “First Amendment”). The First Amendment, among other things, suspends the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the period from December 31, 2014 through March 31, 2016 (the “Covenant Suspension Period”) and provides that any failure by us to comply with the Maximum Total Leverage Ratio or Minimum Interest Coverage Ratio covenants during the Covenant Suspension Period shall not be deemed to result in a default or event of default. Prior to obtaining the First Amendment, we did not expect to remain in compliance with the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the period from March 31, 2015 through March 31, 2016, which would have raised substantial doubt about our ability to continue as a going concern.

Although the First Amendment alleviated the substantial doubt about our ability to continue as a going concern resulting from forecasted covenant violations, we can provide no assurance that we will remain in compliance with our financial covenants in the periods following the completion of the Covenant Suspension Period or that we would be successful in obtaining additional waivers or amendments to these covenants should they become necessary. The Maximum Total Leverage Ratio decreases to 3.00 to 1.00 as of June 30, 2016, and 2.75 to 1.00 as of September 30, 2016 and thereafter. The Minimum Interest Coverage Ratio increases to 3.00 to 1.00 as of June 30, 2016, and 3.50 to 1.00 as of September 30, 2016 and thereafter. Our Maximum Total Leverage Ratio at December 31, 2014 was 4.27 and our Minimum Interest Coverage Ratio was 2.33 on such date. If our results of operations do not improve, we may not have sufficient cash on hand to prepay sufficient credit agreement indebtedness in order to avoid a financial covenant default following the completion of the Covenant Suspension Period and fund our working capital requirements.

In order to ensure future compliance with our financial covenants, we may elect to prepay our credit agreement indebtedness by accessing capital markets, through proceeds from the sale of non-strategic assets, with cash on hand or through the reduction of overhead. In March 2015, we completed two asset sales, which are described in Note 18 - Subsequent Events in Item 8 of this Form 10-K. However, we can provide no assurance that we will be successful in disposing of additional non-strategic assets, accessing capital markets on terms we consider favorable or reducing costs in amounts sufficient to comply with our financial covenants.

Even if we successfully comply with our financial covenants, we may suffer adverse consequences if our unused availability under our 2013 ABL Credit Facility drops below certain levels. If our unused availability under the 2013 ABL Credit Facility is less than the greater of (i) 15 percent of the revolving commitments or $22.5 million for five consecutive days, or (ii) 12.5 percent of the revolving commitments or $18.8 million at any time, we are subject to increased reporting requirements, the administrative agent will have exclusive control over any deposit account, we will not have any right of access to, or withdrawal from, any deposit account, or any right to direct the disposition of funds in any deposit account, and amounts in any deposit account will be applied to reduce the outstanding amounts under the 2013 ABL Credit Facility. In addition, if our unused availability under the 2013 ABL Credit Facility is less than the amounts described in the preceding sentence, we would be required to comply with a Minimum Fixed Charge Coverage Ratio financial covenant.

Our unused availability under the 2013 ABL Credit Facility was $87.6 million at December 31, 2014. We do not expect our availability under the 2013 ABL Credit Facility to drop to levels which would require us to comply with the Minimum Fixed Charge Ratio covenant over the next 12 months. However, if the Minimum Fixed Charge Ratio were to become applicable, we would not expect to be in compliance with this covenant.

A default under our credit facilities would permit the lenders to terminate their commitment to make cash advances or issue letters of credit, require us to immediately repay any outstanding cash advances with interest and require us to cash collateralize outstanding letter of credit obligations. If the maturity of our credit agreement indebtedness were accelerated, we may not have sufficient funds to pay such indebtedness. In such an event, our lenders would be entitled to proceed against the collateral securing the indebtedness, which includes substantially all of our assets, to the extent permitted by the credit agreements and applicable law.
We have material weaknesses in our internal control over financial reporting and have had material weaknesses in our internal control over financial reporting in prior fiscal years. Failure to maintain effective internal control over financial reporting could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis. As a result, our business, operating results and liquidity could be harmed.
As reported in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, we identified a material weakness in our internal control over financial reporting over the completeness and accuracy of estimated total revenues, costs and profits at completion for construction contracts accounted for under the percentage-of-completion method of accounting within our Oil & Gas segment. This material weakness led to the restatement of our previously issued Condensed Consolidated Financial Statements for the quarterly periods ended March 31, 2014 and June 30, 2014. We identified an additional material weakness at December 31, 2014 over the assessment of significant risks and uncertainties associated with our ability to comply with financial covenants contained in our credit agreements, and over the assessment of our ability to meet our liquidity and capital resource needs for a reasonable period of time. We are in the process of remediating these material weaknesses.
As reported in our prior Annual Reports on Form 10-K, we identified other material weaknesses in internal control over financial reporting that led to the restatement of our previously issued consolidated financial statements for fiscal years 2002 and 2003, the first three quarters of 2004 and the first three quarters of 2011. We also identified material weaknesses in internal control over financial reporting as of December 31, 2011, and 2010 and for the years 2004 through 2007. We believe that all of these material weaknesses have been successfully remediated.
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

Our failure to prepare and timely file a periodic report with the SEC limits our access to the public markets to raise debt or equity capital.
We did not file a Quarterly Report on Form 10-Q within the timeframe required by the SEC for the quarterly period ended September 30, 2014. Because we have not remained current in our reporting requirements with the SEC, we are limited in our ability to access the public markets to raise debt or equity capital. Our limited ability to access the public markets could prevent us from implementing business strategies that we might otherwise believe are beneficial to our business. Until one year after the date we maintain compliance with our SEC reporting obligations, we will be ineligible to use shorter and less costly filings, such as Form S-3, to register our securities for sale. We may use Form S-1 to register a sale of our stock to raise capital, but doing so would likely increase transaction costs and adversely affect our ability to raise capital in a timely manner.
Pending securities class action and derivative complaints have resulted in significant costs and expenses, have diverted resources and could have a material adverse effect on our business, financial condition, results of operations or cash flows.
As further described in Note 14 of our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, after we announced that we would be restating our Condensed Consolidated Financial Statements for the quarterly period ended June 30, 2014, a securities class action complaint was filed against us in the United States District Court for the Southern District of Texas on behalf of our shareholders and alleging damages on their behalf arising from the matters that led to the restatement. In addition to us, our former Chief Executive Officer and current Chief Financial Officer are named as defendants. Shareholder derivative complaints were also filed in the state district court for Harris County, Texas and the United States District Court for the Southern District of Texas on behalf of us naming certain of our current and former officers and members of our board of directors as defendants and the Company as a nominal defendant. The complaints allege that the officer and board member defendants breached their fiduciary duties by permitting our internal controls to be inadequate, wasted corporate assets and were unjustly enriched. We have incurred and/or expect to incur significant professional fees and other costs in defending against the class action and derivative complaints. If we do not prevail in the pending proceedings or any other litigation, we may be required to pay a significant amount of monetary damages that may be in excess of our insurance coverage. In addition, our Board of Directors, management and employees may expend a substantial amount of time on the pending litigation, diverting resources and attention that would otherwise be directed toward our operations and implementation of our business strategy, all of which could materially adversely affect our business, financial condition, results of operations or cash flows.
The potential for additional litigation or other proceedings or enforcement actions could adversely affect us, require significant management time and attention, result in significant legal expenses or damages, and cause our business, financial condition, results of operations or cash flow to suffer.
The matters that led to the class action and derivative complaints described above have also exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. We and current and former members of our senior management may in the future be subject to additional litigation or governmental proceedings relating to such matters. Subject to certain limitations, we are obligated to indemnify our current and former officers and directors in connection with any such lawsuits or governmental proceedings and related litigation or settlement amounts. Regardless of the outcome, these lawsuits and other litigation or governmental proceedings that may be brought against us or our current or former officers and directors, could be time consuming, result in significant expense and divert the attention and resources of our management and other key employees. An unfavorable outcome in any of these matters could exceed coverage provided under potentially applicable insurance policies. Any such unfavorable outcome could have a material adverse effect on our business, financial condition, results of operations or cash flows. Further, we could be required to pay damages or additional penalties or have other remedies imposed against us, or our current or former directors or officers, which could harm our reputation, business, financial condition, results of operations or cash flows.
Our settlements with the DOJ and the SEC may negatively impact us in the event of a future FCPA violation. Our failure to comply with the FCPA or other anti-bribery laws would have a material adverse effect on our business. In May 2008, after reaching agreement with the Company, the Department of Justice (“DOJ”) filed an Information and Deferred Prosecution Agreement (“DPA”) concluding its investigation into violations of the FCPA by Willbros Group, Inc. and its subsidiary, Willbros International, Inc. (“WII”). Also in May 2008, we reached a final settlement with the SEC to resolve its previously disclosed investigation of possible violations of the FCPA and possible violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. These investigations stemmed primarily from our former operations in Bolivia, Ecuador and Nigeria. We made the final payments under these settlements in October 2011. The criminal information associated with the DPA was dismissed, with prejudice, on April 2, 2012.
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
RPS initiatives may not lead to increased demand for our Utility T&D services. A majority of states and Washington D.C. have mandatory RPS programs that require certain percentages of power to be generated from renewable sources. However, for budgetary or other reasons, states may reduce those mandates or make them optional or extend deadlines, which could reduce, delay or eliminate renewable energy development in the affected states. Furthermore, renewable energy is generally more expensive to produce and may require additional power generation sources as backup. Funding for RPS programs may not be available or may be further constrained as a result of the significant declines in government budgets and subsidies and in the availability of credit to finance the significant capital expenditures necessary to build renewable generation capacity. Funding for RPS programs may also be constrained by low prevailing commodity prices for conventional fossil fuels. These factors could lead to fewer projects resulting from RPS programs than anticipated or a delay in the timing of these projects and the related infrastructure, which would negatively affect the demand for our Utility T&D services. Moreover, even if the RPS programs are fully developed and funded, we cannot be certain that we will be awarded any resulting contracts. In addition, infrastructure projects are also subject to delays or cancellation due to local factors such as siting disputes, protests and litigation. Before we will receive revenues from infrastructure build-outs associated with any of these projects, substantial advance preparations are required such as engineering, procurement, and acquisition and clearance of rights-of-way, all of which are beyond our control. Investments for renewable energy and electric power infrastructure may not occur, may be less than anticipated or may be delayed, may be concentrated in locations where we do not have significant capabilities, and any resulting contracts may not be awarded to us, any of which could negatively impact demand for our Utility T&D services.
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
Seasonal variations and inclement weather may cause fluctuations in our operating results, profitability, cash flow and working capital needs related to our Oil & Gas, Utility T&D and Canada segments.
A significant portion of our business in our Oil & Gas, Utility T&D and Canada segments are performed outdoors. Consequently, our results of operations are exposed to seasonal variations and inclement weather. Our Utility T&D and Oil & Gas segments perform less work in the winter months, and work is hindered during other inclement weather events. In particular, our Utility T&D segment revenue and profitability often decrease during the winter months and during severe weather conditions because work performed during these periods is more costly to complete. During periods of peak electric power demand in the summer, utilities generally are unable to remove their electric power T&D equipment from service, decreasing the demand for our maintenance services during such periods. The seasonality of this segment’s business also causes our working capital needs to fluctuate. Because this segment’s operating cash flow is usually lower during and immediately following the winter months, we typically experience a need to finance a portion of this segment’s working capital during the spring and summer. Conversely, our Canada segment typically posts its strongest results during the winter and summer months and weaker results during what is known as the "Spring breakup," when road bans and load limits are put in place and workers are often furloughed and equipment idled. Severe winter weather can also create demand for restoration of storm damage to overhead utility lines, which can offer opportunities for high margin emergency restoration work for our Utility T&D segment.
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
We operate primarily in the oil and gas, refinery, petrochemical and electric power industries, providing services to a limited number of clients. Much of our success depends on developing and maintaining relationships with our major clients and obtaining a share of contracts from these clients. The loss of any of our major clients could have a material adverse effect on our operations. One client was responsible for approximately 8.6 percent of total contract revenue in 2014. This client was also responsible for 25.2 percent of our 12 month backlog and 49.6 percent of our total backlog at December 31, 2014.
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
Our business is labor intensive, and we may be unable to attract and retain qualified employees.
Our ability to maintain our productivity and improve profitability will be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We cannot be certain that we will be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our strategy.
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
Item 1B. Unresolved Staff Comments
None.
Item 3. Legal Proceedings
For information regarding legal proceedings, see the discussion under the caption “Contingencies” in Note 14 – Contingencies, Commitments and Other Circumstances of our “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K, which information from Note 14 is incorporated by reference herein.
Item 4. Mine Safety Disclosures
Not applicable.

Item 4A. Executive Officers of the Registrant
The following table sets forth information regarding our executive officers. Officers are elected annually by, and serve at the discretion of, the Board of Directors.

Name	Age	Position(s)
John T. McNabb, II	70	Chairman of the Board and Chief Executive Officer
Michael J. Fournier	52	President and Chief Operating Officer
Van A. Welch	60	Executive Vice President and Chief Financial Officer
Edward J. Wiegele	53	Executive Vice President, Engineering & Technology (President, Professional Services)
Johnny M. Priest	65	Executive Vice President, Utility Transmission & Distribution (President, Utility T&D)
John K. Allcorn	53	Executive Vice President, Pipeline Services
James L. Gibson	64	Executive Vice President, Project Management
Peter W. Arbour	66	Senior Vice President and General Counsel
John T. McNabb, II was elected to the Board of Directors in August 2006. He served as non-executive Chairman of the Board from September 2007 until August 2014 when he was appointed Executive Chairman. He was appointed Chief Executive Officer in October 2014. Mr. McNabb is currently Senior Advisor, Corporate Finance, and was previously Vice Chairman, Corporate Finance of Duff & Phelps Corporation, a global independent provider of financial advisory and investment banking services. He assumed his roles with Duff & Phelps on June 30, 2011. Prior thereto, he founded and was the Chairman of the Board of Directors of Growth Capital Partners, L.P., an investment and merchant banking firm that has provided financial advisory services to middle market companies throughout the United States since 1992. Previously, he was a Managing Director of Bankers Trust New York Corporation and a Board member of BT Southwest, Inc., the southwest U.S. merchant banking affiliate of Bankers Trust, from 1989 to 1992. He started his energy career with Mobil Oil in the E&P Division. Mr. McNabb is Chairman of the Board of Visitors at the University of Houston and currently sits on the boards of Continental Resources (where he has served as Lead Director) and Cypress Energy Partners GP, LLC, the general partner of Cypress Energy Partners. Mr. McNabb earned both his undergraduate degree and MBA from Duke University.
Michael J. Fournier was elected President and Chief Operating Officer effective October 22, 2014 and July 1, 2014 respectively, after having served as President of Willbros Canada since September 2012. He joined Willbros Canada as Chief Operating Officer in August 2011, and is a 29-year veteran of Western Canada's Oil & Gas service industry. Before joining Willbros, Mr. Fournier filled successive roles starting as an operations manager and finishing as president of Aecon Lockerbie Construction Group, Inc. and its predecessor entities from 2005 to 2011. Prior positions include management and senior management positions with a number of industrial contractors operating in the Canadian Oil Sands. Mr. Fournier graduated from the University of Alberta with a Bachelor of Science in Mechanical Engineering and is registered with the Association of Professional Engineers, Geologists and Geophysicists of Alberta. He also served on the Board of Directors for Construction Labour Relations Alberta and Management Board for the Natural Sciences and Engineering Research Council of Canada (NSERC) Chair in Construction Management for University of Alberta.
Van A. Welch joined Willbros in 2006 as Senior Vice President, Chief Financial Officer and Treasurer of Willbros Group, Inc.; he served as Treasurer until September 2007 and re-assumed that office in July 2010. In May 2011, he was promoted to Executive Vice President, Chief Financial Officer and Treasurer. He resigned from the office of Treasurer in May 2012. Mr. Welch has over 30 years’ experience in project controls, administrative and finance positions with KBR, a global engineering, construction and services company, and its subsidiaries, serving in his last position as Vice President - Finance and Investor Relations and as a member of KBR’s executive leadership team. From 1998 to 2006, Mr. Welch held various other positions with KBR including Vice President, Accounting and Finance of the Engineering and Construction Division, Vice President, Accounting and Finance of Onshore Operations and Senior Vice President of Shared Services. Mr. Welch is a Certified Public Accountant.

Edward J. Wiegele joined Willbros in 2007 as Vice President of Professional Services and served as President of Willbros’ Professional Services business unit before being elected as Senior Vice President, Professional Services and President of the Professional Services segment in January 2013. He was elected Executive Vice President, Engineering & Technology on October 22, 2014. Mr. Wiegele has over 30 years of experience in pipeline engineering, project management, operations and business development providing technical services to the pipeline industry as well as extensive experience in energy infrastructure development, GIS technologies, integrity management and technology implementation. He earned his civil engineering degree from Iowa State University in 1982.
Johnny M. Priest joined Willbros in 2012 as Chief Operating Officer of the Utility T&D segment before being elected Senior Vice President, Utility T&D and President of the Utility T&D segment later that year. He was elected Executive Vice President, Utility Transmission & Distribution on October 22, 2014. Prior to joining Willbros, he served as Chief Executive Officer of Argos Utilities from April 2009 to March 2012. Mr. Priest began his career as a line construction technician with Duke Power in 1967 and has since managed and presided over a number of companies including: Argos Utilities, MasTec Energy Group and Shaw Energy Delivery Services (formerly owned by Duke Energy). He is a veteran of the U.S. Army.
John K. Allcorn rejoined Willbros in March 2013 as Senior Vice President, Sales, and was elected Executive Vice President, Pipeline Services on October 22, 2014. While previously with Willbros, he was responsible for worldwide operations, including overseeing our engineering and construction companies. Prior to rejoining Willbros, he served as President and Chief Executive Officer of Integrated Pipeline Services, Inc. from January 2009 to March 2012, during which he established an investment strategy to grow the business through a mix of organic expansion and mergers and acquisitions. Mr. Allcorn has also held positions with US Pipeline, Inc. and Gregory & Cook. Mr. Allcorn has more than 27 years of experience in the pipeline industry, specializing in pipeline design and construction. Mr. Allcorn earned a Bachelor of Science degree in Accounting from the University of Houston.
James L. Gibson was named Executive Vice President, Project Management in July 2014 having served as Executive Vice President and Chief Operating Officer of Willbros since May 2011, prior to which he served as the Company’s Chief Operating Officer since October 2010. Mr. Gibson joined Willbros in March 2008. He was named President, Willbros Canada in July 2008, and appointed President Downstream Oil & Gas in February 2010. Mr. Gibson brings more than 40 years of diversified construction experience in managing all aspects of project performance including: cost, schedules, quality, safety, budget, regulatory requirements and subcontracting. Prior to joining Willbros, he was employed by KBR for the majority of his career, beginning in 1972. He held a number of positions at KBR in project management services performing work in refineries and chemical plants. He has managed projects for Syncrude Canada Limited in Alberta and other projects in the oil sands industry in the Fort McMurray area. Mr. Gibson holds several contractor certifications and licenses and graduated from the University of Texas with a Bachelor of Science in Engineering.
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

	High	Low
For the year ended December 31, 2014:
First Quarter	$12.84	$7.66
Second Quarter	13.69	10.27
Third Quarter	12.69	8.32
Fourth Quarter	8.52	3.96
For the year ended December 31, 2013:
First Quarter	$9.96	$5.48
Second Quarter	10.45	6.13
Third Quarter	10.19	6.19
Fourth Quarter	10.30	7.87
Substantially all of our stockholders maintain their shares in “street name” accounts and are not, individually, stockholders of record. As of March 25, 2015, our common stock was held by approximately 154 holders of record and an estimated 2,100 beneficial owners.
Dividend Policy
Since 1991, we have not paid any cash dividends on our capital stock, except dividends in 1996 on our outstanding shares of preferred stock, which were converted into shares of common stock on July 15, 1996. We anticipate that we will retain earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Our 2014 Term Credit Agreement prohibits us from paying cash dividends on our common stock.
Issuer Purchases of Equity Securities
The following table provides information about purchases of our common stock by us during the fourth quarter of 2014:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2014 – October 31, 2014	54,324	$7.09	—	—
November 1, 2014 – November 30, 2014	—	—	—	—
December 1, 2014 – December 31, 2014	8,545	5.96	—	—
Total	62,869	$6.94	—	—

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

Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012	2011	2010
Statement of Operations Data:
Contract revenue	$2,026,749	$1,891,000	$1,834,288	$1,298,021	$887,060
Operating expenses (income):
Contract	1,852,727	1,683,448	1,653,433	1,175,871	778,670
Amortization of intangibles	12,371	12,473	12,376	12,499	6,828
General and administrative	157,462	163,548	150,055	125,874	104,476
Goodwill impairment	—	—	8,067	178,575	60,000
Changes in fair value of contingent earn-out liability	—	—	—	(10,000)	(45,340)
Settlement of project dispute	—	—	—	8,236	—
Acquisition costs	—	—	—	—	10,055
Other charges	6,997	—	—	105	3,771
Operating income (loss)	(2,808)	31,531	10,357	(193,139)	(31,400)
Interest expense, net	(30,354)	(31,226)	(29,394)	(45,036)	(27,639)
Other, net	(367)	(732)	(570)	(531)	1,553
Loss on early extinguishment of debt	(15,176)	(11,573)	(3,405)	(6,304)	—
Loss from continuing operations before income taxes	(48,705)	(12,000)	(23,012)	(245,010)	(57,486)
Provision (benefit) for income taxes	6,573	14,534	4,727	(33,558)	(28,951)
Loss from continuing operations	(55,278)	(26,534)	(27,739)	(211,452)	(28,535)
Income (loss) from discontinued operations net of provision for income taxes	(24,549)	10,667	(1,496)	(81,369)	(7,294)
Net loss	(79,827)	(15,867)	(29,235)	(292,821)	(35,829)
Less: Income attributable to noncontrolling interest	—	—	(976)	(1,195)	(1,207)
Loss attributable to Willbros Group, Inc.	$(79,827)	$(15,867)	$(30,211)	$(294,016)	$(37,036)
Reconciliation of net loss attributable to Willbros Group, Inc.
Loss from continuing operations	$(55,278)	$(26,534)	$(27,739)	$(211,452)	$(28,535)
Income (loss) from discontinued operations	(24,549)	10,667	(2,472)	(82,564)	(8,501)
Net loss attributable to Willbros Group, Inc.	$(79,827)	$(15,867)	$(30,211)	$(294,016)	$(37,036)
Basic income (loss) per share attributable to Company shareholders:
Continuing operations	$(1.12)	$(0.54)	$(0.58)	$(4.45)	$(0.67)
Discontinued operations	(0.50)	0.22	(0.05)	(1.74)	(0.20)
Net loss	$(1.62)	$(0.32)	$(0.63)	$(6.19)	$(0.87)

Diluted income (loss) per share attributable to Company shareholders:
Continuing operations	$(1.12)	$(0.54)	$(0.58)	$(4.45)	$(0.67)
Discontinued operations	(0.50)	0.22	(0.05)	(1.74)	(0.20)
Net loss	$(1.62)	$(0.32)	$(0.63)	$(6.19)	$(0.87)

Cash Flow Data:
Cash provided by (used in):
Operating activities	$(59,864)	$2,469	$(35,738)	$11,713	$46,871
Investing activities	38,988	25,955	22,236	58,376	(404,651)
Financing activities	1,596	(37,630)	6,574	(147,296)	297,795
Effect of exchange rate changes	(1,057)	(1,564)	(2,137)	(449)	2,402
Balance Sheet Data (at period end):
Cash and cash equivalents	$23,273	$42,569	$48,778	$52,859	$111,924
Total assets	692,207	870,668	978,246	861,771	1,270,345
Total liabilities	578,382	681,894	771,913	630,193	746,805
Total debt	289,030	277,208	303,820	267,748	387,928
Stockholders’ equity	113,825	188,774	206,333	231,578	523,540
Other Financial Data (excluding discontinued operations):
12 Month Backlog (at period end)(1)	$739,674	$1,039,386	$976,079	$752,800	$638,564
Capital expenditures, excluding acquisitions	15,175	16,025	10,629	9,769	14,861
Adjusted EBITDA from continuing operations(2)	47,161	73,994	67,077	31,460	46,758
Number of employees (at period end):	7,959	9,399	12,054	8,810	7,260

(1)
Backlog is anticipated contract revenue from uncompleted portions of existing contracts and contracts whose award is reasonably assured. Master Service Agreement ("MSA") backlog is estimated for the remaining terms of the contract. MSA backlog is determined based on historical trends inherent in the MSAs, factoring in seasonal demand and projecting customer needs based on ongoing communications. Backlog is not a term recognized under United States generally accepted accounting principles (U.S. GAAP); however, it is a common measurement used in our industry.

(2)
Adjusted EBITDA from continuing operations is defined as income (loss) from continuing operations before interest expense, income tax expense (benefit) and depreciation and amortization, adjusted for items broadly consisting of selected items which management does not consider representative of our ongoing operations and certain non-cash items of the Company. Management uses Adjusted EBITDA from continuing operations as a supplemental performance measure for comparing normalized operating results with corresponding historical periods and with the operational performance of other companies in our industry and for presentations made to analysts, investment banks and other members of the financial community who use this information in order to make investment decisions about us.

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
Inasmuch as the discussion below and the other sections to which we have referred you pertain to management’s comments on financial resources, capital spending, our business strategy and the outlook for our business, such discussions contain forward-looking statements. These forward-looking statements reflect the expectations, beliefs, plans and objectives of management about future financial performance and assumptions underlying management’s judgment concerning the matters discussed, and accordingly, involve estimates, assumptions, judgments and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed below and elsewhere in our 2014 Form 10-K, particularly in Item 1A “Risk Factors” and in “Forward-Looking Statements.”
OVERVIEW
Willbros is a specialty energy infrastructure contractor serving the oil, gas, refining, petrochemical and power industries. Our offerings include engineering, procurement and construction (either individually or as an integrated “EPC” service offering), turnaround, maintenance, facilities development and operations services.
2014 Year in Review
Contract revenue increased approximately $135.7 million to $2.0 billion in 2014. The overall increase was primarily related to increased activity within our Oil & Gas and Professional Services segments partially offset by a reduction of contract revenue within our Canada and Utility T&D segments. Operating income for 2014 was down approximately $34.3 million to a $2.8 million loss and is primarily related to substantial losses on two significant pipeline construction projects in our Oil & Gas segment coupled with the 2013 completion of the Texas Competitive Renewable Energy Zone ("CREZ") transmission construction projects in our Utility T&D segment that did not recur in 2014. We continue to generate positive operating results in three of our four segments.
Contract revenue generated in our Oil & Gas segment increased $162.8 million, led by increased pipeline construction activity in both mainline and regional projects coupled with higher utilization in facilities, pipeline integrity and downstream service offerings. In 2014, our Oil & Gas segment generated an operating loss of $54.4 million, compared to a loss of $42.8 million in 2013. Changes in leadership and operating philosophy in 2014 in our Oil & Gas segment were intended to improve its regional delivery services and bring stability to its remaining operations. However, the losses incurred, coupled with failures in management oversight and poor project execution, in 2014 have resulted in a reorganization in this segment. The costs associated with this reorganization include direct employee severance charges of $1.2 million, in addition to the allocation of $2.0 million in corporate costs related to employee severance charges and legal and accounting costs associated with our investigation of the root cause behind the deterioration of certain construction projects within our Oil & Gas segment. This reorganization is designed to flatten the organization and bring more experienced and capable project execution teams and top-line leadership on board. The regional strategy has been replaced with a model to address these markets as project opportunities. Projects will be conducted with management and oversight from segment management, and with project execution by teams and resources established to focus on each discrete project commitment.
Contract revenue generated by our Utility T&D segment decreased approximately $23.2 million, or 6.0 percent, compared to 2013, while operating income decreased $13.8 million over the same period. These decreases are primarily attributable to a reduction of activity in electric transmission construction services related to the completion of the CREZ transmission construction projects discussed above. Our Utility T&D segment continues to transition to new markets and customers and, entering 2015, has operations and Master Service Agreements ("MSAs") in ten states with four new utility customers. This broader customer and geographic footprint has reduced customer concentration and is expected to enable us to leverage MSA performance on distribution and maintenance activities into larger and more profitable transmission construction activities in multiple markets from Texas eastward and up the Atlantic seaboard.
Our Canada segment exceeded performance objectives in 2014, despite a decrease of contract revenue of approximately 9.1 percent. The decrease in contract revenue was a result of completion of a large capital project which bolstered 2013 results.

Our Canada segment continues to be driven by the sustaining maintenance spend on developed projects, some of which have production horizons exceeding 25 years. Certain of these projects are believed to be profitable at oil prices as low as $30 per barrel. We do not expect the current oil price environment to result in the closure of the plants we presently rely on for our maintenance activity. Cost discipline by our customers is expected to result in margin pressure, and delays and cancellation or extension of maintenance periods could impact our revenue from both small capital work and maintenance activity. Our focus is on meeting client expectations for cost management and maintaining a positive operating performance.
Contract revenue generated by our Professional Services segment increased $36.1 million in 2014, led by growth in our legacy pipeline engineering services in the upstream market coupled with increases in our line locating service offerings. Operating income declined by $5.5 million to $13.1 million, due to delays in government services projects and lower margins in our engineering service offerings in the downstream market.
Again, in 2014, we achieved positive operating results in three of our four segments. Our Oil & Gas segment performance was unacceptable, and we have made significant structural and management changes to reduce operational risk in the model and bring more experience and capability to the management team. Additionally, in July 2014, we appointed a new Chief Operating Officer and in October, we appointed a new Chief Executive Officer. The short term objective of the new management team is to rationalize our Oil & Gas segment, bolster it with more experienced and capable management and leadership and to strengthen the balance sheet through asset sales and more reliable and predictable operating performance.
In April 2014, we sold our union refinery maintenance turnaround business unit, a related fabrication facility and associated tools and equipment ("CTS") to a private buyer. Through proceeds received in the sale, we paid down approximately $25.0 million of our term loan debt. In December 2014, we funded the final payment of $32.7 million in connection with the settlement of the West Africa Gas Pipeline Company Limited ("WAPCo") project litigation through proceeds received from the refinancing of our credit facility indebtedness.
In March 2015, we closed the sale of UtilX and Premier and applied the net proceeds to reduce our overall indebtedness. These asset sales and pay-down of debt, coupled with our amended credit facility and stronger balance sheet, improved our competitive position.
We will continue to analyze the performance of all of our lines of service relative to our peers and strategic objectives, and take management actions to improve their operating performance or exit them.
Looking Forward
Oil prices declined significantly in 2014 and despite a pause in the decline in early 2015, we believe the sentiment is that price recovery will not be meaningful until 2016. Storage capacity for a surplus of crude is reaching capacity, creating concern that more U.S. production will continue to damp prices, at least in North America. Operating companies in the oil and gas sector have reduced drilling and capital budgets, and, in certain instances are reducing their employee count. We examined our segments and the markets they address and concluded that our service lines will see negative impacts from this new price environment. Because of this changed business environment, we have taken actions to improve the operational risk profile of our company. Across all segments and at the corporate level, we have reduced general, administrative and indirect costs to better align our costs with the revenue levels anticipated for 2015. These management actions are expected to reduce our costs and simplify the management structure of our operating units. Due to the market sentiment and the low oil price environment, we expect margin pressure in our Canada, Oil & Gas and Professional Services segments. Our Canada segment, with its maintenance focus, is expected to generate adequate revenues and returns for the segment to maintain profitability. Because customers in our Utility T&D segment are overseen by public regulatory agencies and driven by their ability to invest approved funds to maintain and expand their systems in order to provide high levels of reliability while meeting demand for electricity, we do not expect our Utility T&D segment to be impacted by the low oil price environment. In our Oil & Gas segment, the regional delivery strategy has been replaced with a model to address the regional markets with a project based approach. As a result, we have ceased call-out and MSA work, which carries high indirect and support costs, and closed multiple offices. We have examined the lease commitments associated with closure of five regional offices and one engineering office and determined that our exposure is approximately $0.1 million per month with obligations ranging from 17 to 94 months. If we are unable to sub-lease, terminate or buy out these leases our total costs could be approximately $7.3 million. We have a sub-lease strategy underway and have indications of interest in certain of these leases. We will deploy dedicated personnel and resources to conduct project commitments. Our Oil & Gas segment will operate in 2015 with fewer service lines, addressing the markets of interest with a deeper and narrower organization. The management changes taken in 2014 and reorganization of our Oil &

Gas segment are expected to reduce the complexity and operational risk of this segment. We have also reduced and combined services in our Oil & Gas, Canada and Professional Services segments to flatten these organizations and operate with greater oversight from segment leadership.
Opportunities for Oil & Gas include mid-stream oil and Natural Gas Liquid pipelines which are necessary to match take-away capacity with current levels of production, some of which is stranded due to inadequate pipeline infrastructure, primarily in the Bakken and Marcellus shales. Additional opportunity in 2015 is associated with natural gas pipelines to take gas to LNG export facilities as well as complete the infrastructure to export dry gas to Mexico. Certain analysts indicate that there are over $68.0 billion in large pipeline prospects on the map for award in North America, over the next two years (excluding Keystone).These factors give us confidence that Oil & Gas could generate improved results in 2015 and going forward.
Likewise, our Professional Services segment is benefiting from the front-end activities associated with the anticipated pipeline build-out over the next five years. We believe our Professional Services segment can maintain profitability and has some upside associated with EPC and integrity opportunities.
Our Canada segment, as noted above, benefits from its strong presence in the mine sites and its maintenance activity. While there is likely to be margin pressure, we believe there is some opportunity to displace other contractors as owners strive for more efficiency in the conduct of their maintenance and small capital projects. We have not yet observed any suspensions or delays of projects where the final investment decision has been taken.
Our Utility T&D segment continues to expand its presence from Texas eastward and up the Atlantic seaboard. We believe our integrated offering to provide services for the conversion of overhead to underground distribution in Virginia will continue to provide growth opportunities in that market and our new MSA with Duke in Florida also opens new opportunities for growth in both distribution and transmission activities.

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
Our backlog presentation reflects not only the 12 month lump-sum and MSA work but also the full-term value of work under contract, including MSA work, as we believe that this information is helpful in providing additional long-term visibility. We determine the amount of backlog for work under ongoing MSA maintenance and construction contracts by using recurring historical trends inherent in the MSAs, factoring in seasonal demand and projecting customer needs based upon ongoing communications with the customer. We also include in backlog our share of work to be performed under contracts signed by joint ventures in which we have an ownership interest.
At December 31, 2014, total backlog was approximately $1.4 billion and 12 month backlog was approximately $0.7 billion. In comparison to December 31, 2013, total backlog decreased approximately $617.9 million and 12 month backlog decreased approximately $299.7 million. These decreases are primarily related to the burn-off of backlog on certain significant Oil & Gas projects and the continued work-off of MSAs, which are subject to renewal options in future years, outweighing any additions to backlog for the year.

The following tables (in thousands) show our backlog from continuing operations by operating segment and geographic location as of December 31, 2014 and 2013 and our 12 month year-end backlog for each of the last five years:

	As of December 31,
	2014				2013
	12 Month	Percent	Total	Percent	12 Month	Percent	Total	Percent
Oil & Gas	$106,267	14.4%	$109,840	8.1%	$367,726	35.5%	$368,776	18.7%
Utility T&D	295,957	40.0%	803,392	59.4%	254,060	24.4%	860,260	43.7%
Professional Services	191,122	25.8%	250,574	18.6%	238,425	22.9%	375,256	19.0%
Canada	146,328	19.8%	188,508	13.9%	179,175	17.2%	365,946	18.6%
Total Backlog	$739,674	100.0%	$1,352,314	100.0%	$1,039,386	100.0%	$1,970,238	100.0%

	As of December 31,
	2014		2013
	Total	Percent	Total	Percent
Total Backlog by Geographic Region
United States	$1,161,543	85.9%	$1,599,796	81.2%
Canada	188,508	13.9%	365,946	18.6%
Other International	2,263	0.2%	4,496	0.2%
Backlog	$1,352,314	100.0%	$1,970,238	100.0%

	As of December 31,
	2014	2013	2012	2011	2010
12 Month Backlog	$739,674	$1,039,386	$976,079	$752,800	$638,564
Our Professional Services segment includes $137.5 million in total backlog and $87.1 million in 12 month backlog related to our UtilX and Premier businesses, which were sold subsequent to December 31, 2014. See Note 18 - Subsequent Events in Item 8 of this Form 10-K for additional information.
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

A reconciliation of Adjusted EBITDA from continuing operations to U.S. GAAP financial information follows (in thousands):

	Year Ended December 31,
	2014	2013	2012	2011	2010
Loss from continuing operations attributable to Willbros Group, Inc.	$(55,278)	$(26,534)	$(27,739)	$(211,452)	$(28,535)
Interest expense, net	30,354	31,226	29,394	45,036	27,639
Provision (benefit) for income taxes	6,573	14,534	4,727	(33,558)	(28,951)
Depreciation and amortization	36,245	39,030	43,175	48,619	38,461
Goodwill Impairment charges	—	—	8,067	178,575	60,000
Changes in fair value of contingent earnout liability	—	—	—	(10,000)	(45,340)
Loss on early extinguishment of debt	15,176	11,573	3,405	6,304	—
DOJ monitor cost	—	—	1,588	3,567	4,002
Stock based compensation	13,617	7,066	7,532	9,643	8,147
Restructuring charges	2,095	241	151	105	3,771
Accounting and legal fees associated with the restatements	3,413	—	—	—	—
Acquisition related costs	—	—	—	—	10,055
Gain on disposal of property and equipment	(5,034)	(3,142)	(3,223)	(5,379)	(2,491)
Adjusted EBITDA from continuing operations	$47,161	$73,994	$67,077	$31,460	$46,758

RESULTS OF OPERATIONS

	Years Ended December 31
	(in thousands)
	2014	2013	2014-2013 Change	2012	2013-2012 Change
Contract revenue
Oil & Gas	$826,088	$663,293	$162,795	$808,176	$(144,883)
Utility T&D	363,779	386,952	(23,173)	425,748	(38,796)
Professional Services	439,871	403,780	36,091	390,953	12,827
Canada	404,589	445,213	(40,624)	216,793	228,420
Eliminations	(7,578)	(8,238)	660	(7,382)	(856)
Total	2,026,749	1,891,000	135,749	1,834,288	56,712
General and administrative	157,462	163,548	(6,086)	150,055	13,493
Other charges	6,997	—	6,997	—	—
Operating income (loss)
Oil & Gas	(54,444)	(42,793)	(11,651)	(5,926)	(36,867)
Utility T&D	6,596	20,381	(13,785)	1,704	18,677
Professional Services	13,113	18,567	(5,454)	14,619	3,948
Canada	31,927	35,376	(3,449)	(40)	35,416
Total	(2,808)	31,531	(34,339)	10,357	21,174
Non-operating expenses	(45,897)	(43,531)	(2,366)	(33,369)	(10,162)
Loss from continuing operations before income taxes	(48,705)	(12,000)	(36,705)	(23,012)	11,012
Provision for income taxes	6,573	14,534	(7,961)	4,727	9,807
Loss from continuing operations	(55,278)	(26,534)	(28,744)	(27,739)	1,205
Income (loss) from discontinued operations net of provision for income taxes	(24,549)	10,667	(35,216)	(2,472)	13,139
Net loss	$(79,827)	$(15,867)	$(63,960)	$(30,211)	$14,344

2014 versus 2013
Consolidated Results
Contract Revenue
Contract revenue increased $135.7 million in 2014 primarily related to higher utilization and increased demand in a number of service offerings within our Oil & Gas segment and continued growth within our Professional Services segment. The increase was partially offset by a reduction of activity in our Canada segment and in our electric transmission construction services within our Utility T&D segment primarily due to the completion of two Texas CREZ transmission construction projects in 2013.
General and Administrative Expense
General and administrative expense as a percentage of contract revenue decreased to 7.8 percent in 2014 compared to 8.6 percent in 2013. This change is primarily due to increased contract revenue with a smaller corresponding increase in support and overhead costs.
Other Charges
Other charges increased $7.0 million related to $3.4 million of legal and accounting costs associated with our investigation behind the deterioration of certain construction projects within our Oil & Gas segment and the restatements of our Condensed Consolidated Financial Statements for the quarterly periods ended March 31, 2014 and June 30, 2014 . In addition, the increase year-over-year is related to $2.1 million of employee severance costs and $1.5 million of accelerated stock compensation related to management changes and headcount reductions.
Operating Income
Operating income decreased $34.3 million in 2014 primarily driven by the deterioration of two significant pipeline construction projects within our Oil & Gas segment, and by decreased performance in our electric transmission construction services within our Utility T&D segment primarily due to the completion of two Texas CREZ transmission construction projects in 2013.
Non-Operating Expenses
Non-operating expenses increased $2.4 million in 2014 primarily due to an increase in debt extinguishment charges of $3.6 million year-over-year associated with the repayment of our 2013 term loan facility. The overall increase was partially offset by a decrease in interest expense primarily due to lower debt balances throughout 2014.
Provision for Income Taxes
Provision for income taxes decreased $8.0 million primarily attributed to $3.4 million of change to current and prior year state taxes. There was also a $1.4 million release of liabilities for unrecognized tax benefits and a $3.2 million reclassification of long-term liabilities for unrecognized tax benefits resulting in a decrease to the valuation allowance. We have not recorded the benefit of current year losses in the United States for 2014 as our U.S. federal and state deferred tax assets continue to be covered by valuation allowances.
Income (Loss) from Discontinued Operations, Net of Taxes
Income from discontinued operations decreased $35.2 million primarily due to a $23.6 million gain on the sale of Willbros Middle East Limited, which held our operations in Oman and $17.0 million of settlement proceeds from Central Maine Power, both recorded in 2013. The decrease was also related, in part, to an $8.2 million loss on the sale of CTS, which was recorded in the second quarter of 2014. The overall decrease was partially offset by reduced losses attributed to the Maine Power Reliability Program (the "MPRP Project") in 2014.

Segment Results
Oil & Gas Segment
Contract revenue increased $162.8 million in 2014 primarily related to higher utilization in our cross-country pipeline, regional delivery, and downstream services.
Operating loss increased $11.7 million primarily related to increased losses related to two significant pipeline construction projects in 2014.

Utility T&D Segment
Contract revenue decreased $23.2 million in 2014 driven primarily by a reduction in activity in our electric transmission construction services related to the completion of two Texas CREZ transmission construction projects in the same period last year. The decrease was partially offset by growth in distribution MSA work in Texas and the Mid-Atlantic region.
Operating income decreased $13.8 million in 2014 also driven primarily by the completion of two Texas CREZ transmission construction projects referenced above. The decrease was partially offset by improved margins associated with distribution MSA work.

Professional Services Segment
Contract revenue increased $36.1 million in 2014 primarily from increased demand and growth in our engineering and EPC service offerings related to our upstream market partially offset by decreased activity in government services mainly related to the delayed start of projects under contract.

Operating income decreased $5.5 million in 2014 primarily due to lower utilization related to our engineering service offerings in the downstream market and increased losses in our government services mainly due to the delayed start of projects under contract.

Canada Segment
Contract revenue decreased $40.6 million in 2014 as a result of the completion of a significant construction project in 2014. This decrease was also attributed to the weakening in the exchange value of the Canadian dollar during the year. The reduction in revenue was partially offset by revenue growth in our tanks and facilities and electrical and instrumentation services.
Operating income decreased $3.4 million in 2014 primarily due to $2.0 million in bad debt expense, which was mainly attributed to one customer, and a decline in revenue for the year. This decrease was partially offset by increased profitability in a number of service offerings including fabrication, electrical and instrumentation and other tanks and facilities services.
2013 versus 2012
Consolidated Results
Contract Revenue
Contract revenue increased $56.7 million in 2013 primarily related to significant sales growth in a number of service offerings within our Canada segment, which has continued its focus on the oil sands mine sites and in situ extraction developments. This increase was partially offset by lower utilization in our cross-country pipeline construction services within our Oil & Gas segment compared to 2012 where we exercised more patience and discipline in acquiring work and a reduction in activity in our electric transmission construction services within our Utility T&D segment primarily due to the completion of the remaining Texas CREZ transmission construction projects during the year.
General and Administrative Expense
General and administrative expenses increased $13.5 million in 2013 primarily due to increased overhead costs within our Canada segment to support its substantial growth in comparison to 2012. We also incurred additional costs in our Professional Services segment related to investments made to expand our geographic presence and services including engineering, integrity, line locating and land and survey. In 2013, general and administrative expense as a percentage of contract revenue was 8.6 percent which was an increase of 0.4 percent in comparison to 2012.
Operating Income
Operating income increased $21.2 million in 2013 primarily related to improved performance in a number of lines of service within our Canada segment, as well as profitability generated from the completion of two Texas CREZ projects and storm restoration work in Texas and Oklahoma all within our Utility T&D segment. These increases were partially offset by significant losses in our regional delivery services within our Oil & Gas segment which were the result of ineffective project management and execution.
Non-Operating Expenses
Non-operating expenses increased $10.2 million in 2013 primarily due to an increase of $8.2 million in debt extinguishment costs year-over-year associated with the refinancing of our credit facility indebtedness and a net increase in interest expense of $1.3 million due to an increase in interest rates under our 2013 Term Loan Facility.
Provision for Income Taxes
Provision for income taxes increased $9.8 million driven primarily by our Canada segment being in a profit position for 2013, compared to a break-even position for 2012.

Income (Loss) from Discontinued Operations, Net of Taxes
Income from discontinued operations increased $13.1 million primarily due to a $23.6 million gain on the sale of Willbros Middle East Limited, which held our operations in Oman and $17.0 million of settlement proceeds from Central Maine Power. This increase was partially offset by continued losses in our electric and gas distribution business in the Northeast ("Hawkeye"), which were mainly attributed to the MPRP Project.
Segment Results
Oil & Gas Segment
Contract revenue decreased $144.9 million compared to 2012 primarily related to lower utilization in our cross-country pipeline construction services where we exercised more patience and discipline in acquiring work.
Operating loss increased $36.9 million primarily related to significant losses in our regional delivery services which were the result of ineffective project management and execution.
Professional Services Segment
Contract revenue increased $12.8 million in 2013 primarily driven by increased demand in line locating and other integrity services and in engineering services supporting the gas, liquids and petrochemical industries.
Operating income increased $3.9 million in 2013 primarily related to improved profitability in engineering, right-of-way, survey, integrity and government service offerings.
Utility T&D Segment
Contract revenue decreased $38.8 million in 2013 primarily due to a reduction in activity in our electric transmission construction services mainly related to the completion of the remaining Texas CREZ transmission construction projects during the year.
Operating income increased $18.7 million due to increased profitability generated from the completion of the Texas CREZ projects and storm restoration work in Texas and Oklahoma.
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

LIQUIDITY AND CAPITAL RESOURCES
Additional Sources and Uses of Capital
2014 Term Loan Facility
On December 15, 2014, we entered into a new credit agreement dated as of December 15, 2014 (the “2014 Term Credit Agreement”) among Willbros Group, Inc., certain of its subsidiaries, as guarantors, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and KKR Credit Advisors (US) LLC, as sole lead arranger and sole Bookrunner. The 2014 Term Credit Agreement replaces the 6-year $250.0 million term loan facility maturing on August 7, 2019 with JP Morgan Chase Bank, N.A. serving as a sole administrative agent for the lenders thereunder (the “2013 Term Loan Facility”).
The 2014 Term Credit Agreement provides for a $270.0 million term loan facility (the “2014 Term Loan Facility”), which we drew in full on the effective date of the 2014 Term Credit Agreement. Willbros Group, Inc. is the borrower under the 2014 Term Credit Agreement, with all of its obligations guaranteed by its material U.S. subsidiaries, other than excluded subsidiaries. Obligations under the 2014 Term Loan Facility are secured by a first priority security interest in, among other things, the borrower’s and the guarantors’ equipment, subsidiary capital stock and intellectual property (the “2014 Term Loan Priority Collateral”) and a second priority security interest in, among other things, the borrower’s and the guarantors’ inventory, accounts receivable, deposit accounts and similar assets.
The proceeds from the 2014 Term Loan Facility were used to repay all indebtedness under the 2013 Term Loan Facility, to pay fees and expenses incurred in connection with the refinancing and for working capital purposes. As a result of this repayment, we recorded debt extinguishment costs of $14.3 million, which consisted of a 3 percent prepayment premium, original issue discount and other financing costs. We also recorded debt extinguishment costs of $0.9 million in the second quarter of 2014, which resulted from an accelerated payment against our 2013 Term Loan Facility.
The term loans are repayable in equal quarterly installments in an aggregate amount equal to 0.25 percent of the original amount of the 2014 Term Loan Facility. The balances of the term loans are repayable on December 15, 2019. We are permitted to make optional prepayments at any time, subject to a variable prepayment premium if the prepayment is made prior to December 15, 2018. Mandatory prepayments of term loans are required from (i) 100 percent of the proceeds of the sale of assets constituting the 2014 Term Loan Priority Collateral, subject to reinvestment provisions and certain exceptions and thresholds, (ii) 100 percent of the net cash proceeds from issuances of debt by us and our subsidiaries, other than permitted indebtedness and (iii) 75 percent (with step-downs to 50 percent and 0 percent based on a leverage ratio) of annual “excess cash flow”, provided that any voluntary prepayments of term loans will be credited against excess cash flow obligations. The first $125.0 million of mandatory prepayments of term loans using proceeds from the sale of assets are subject to a prepayment premium of 2 percent. Mandatory prepayments of excess cash flow are payable within five business days after annual financial statements are delivered to the administrative agent beginning with the fiscal year ending December 31, 2015.
The term loans bear interest at the “Adjusted Base Rate” plus an applicable margin of 8.75 percent, or the “Eurodollar Rate” plus an applicable margin of 9.75 percent. The interest rate in effect at December 31, 2014 and 2013 was 11 percent, comprised of an applicable margin of 9.75 percent for Eurodollar Rate loans plus a LIBOR floor of 1.25 percent.
2013 ABL Credit Facility
On August 7, 2013 we entered into five-year $150.0 million asset based senior revolving credit facility maturing on August 7, 2018 with Bank of America, N.A. serving as sole administrative agent for the lenders thereunder, collateral agent, issuing bank and swingline lender (as amended by the First Amendment to Loan, Security and Guaranty Agreement dated as of August 30, 2013, the Second Amendment to Loan, Security and Guaranty Agreement dated as of April 1, 2014 and the Third Amendment to Loan, Security and Guaranty Agreement dated as of December 15, 2014 (the “Third Amendment”) the “2013 ABL Credit Facility”). The Third Amendment amended the 2013 ABL Credit Facility to take into account the refinancing of the Company’s 2013 Term Loan Facility pursuant to the 2014 Term Credit Agreement and to make certain changes to the definition of Consolidated EBITDA.

The initial aggregate amount of commitments for the 2013 ABL Credit Facility is comprised of $125.0 million for the U.S. facility (the “U.S. Facility”) and $25.0 million for the Canadian facility (the “Canadian Facility”). The 2013 ABL Credit Facility includes a sublimit of $100.0 million for letters of credit and an accordion feature permitting the borrowers, under certain conditions, to increase the aggregate amount by an incremental $75.0 million, with additional commitments from existing lenders or new commitments from lenders reasonably acceptable to the administrative agent. The borrowers under the U.S. Facility consist of all of our U.S. operating subsidiaries with assets included in the borrowing base, and the U.S. Facility is guaranteed by Willbros Group, Inc. and its material U.S. subsidiaries, other than excluded subsidiaries. The borrower under the Canadian Facility is Willbros Construction Services (Canada) LP, and the Canadian Facility is guaranteed by Willbros Group, Inc. and all of its material U.S. and Canadian subsidiaries, other than excluded subsidiaries.
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
Obligations under the 2013 ABL Credit Facility are secured by a first priority security interest in the borrowers’ and guarantors’ accounts receivable, deposit accounts and similar assets (the “ABL Priority Collateral”) and a second priority security interest in the 2014 Term Loan Priority Collateral.

Debt Covenants and Events of Default
A default under the 2014 Term Loan Facility and the 2013 ABL Credit Facility may be triggered by events such as a failure to comply with financial covenants or other covenants under the 2014 Term Loan Facility and the 2013 ABL Credit Facility, a failure to make payments when due under the 2014 Term Loan Facility and the 2013 ABL Credit Facility, a failure to make payments when due in respect of, or a failure to perform obligations relating to, debt obligations in excess of $15.0 million, a change of control of the Company and certain insolvency proceedings. A default under the 2013 ABL Credit Facility would permit the lenders to terminate their commitment to make cash advances or issue letters of credit, require the immediate repayment of any outstanding cash advances with interest and require the cash collateralization of outstanding letter of credit obligations. A default under the 2014 Term Loan Facility would permit the lenders to require immediate repayment of all principal, interest, fees and other amounts payable thereunder.
On March 31, 2015, (the "Closing Date"), we amended the 2014 Term Credit Agreement pursuant to a First Amendment (the "First Amendment"). The First Amendment, among other things, suspends the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the period from December 31, 2014 through March 31, 2016 (the "Covenant Suspension Period") and provides that any failure by us to comply with the Maximum Total Leverage Ratio or Minimum Interest Coverage Ratio during the Covenant Suspension Period shall not be deemed to result in a default or event of default. Prior to obtaining the First Amendment, we did not expect to remain in compliance with the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the period from March 31, 2015 through March 31, 2016. Without a definitive waiver or amendment all indebtedness under our credit agreements would have become due in the next twelve months. If the debt under our credit agreements was accelerated and the lenders demanded repayment, it is expected that we would not have had sufficient forecasted liquidity to retire our existing debt obligations, which would have raised substantial doubt about our ability to continue as a going concern. Concurrent with the effectiveness of the First Amendment, the substantial doubt about our ability to continue as a going concern resulting from forecasted covenant violations has been alleviated.
In consideration of the suspension of the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the Covenant Suspension Period, we issued 10.1 million shares to our 2014 Term Loan Facility lenders, which is equivalent to 19.9 percent of the outstanding shares of our common stock immediately prior to the Closing Date of the First Amendment.
Our primary sources of capital are cash on hand, proceeds from asset sales, operating cash flows and borrowings under the 2013 ABL Credit Facility. Based on current forecasts, through a combination of these sources, we expect to have sufficient liquidity and capital resources to meet our obligations for at least the next twelve months. However, we can make no assurances regarding our ability to achieve our forecasts.
As of December 31, 2014, we did not have any outstanding revolver borrowings and our unused availability under our December 31, 2014 borrowing base certificate was $87.6 million on a borrowing base of $138.7 million and outstanding letters of credit of $51.1 million. If our unused availability under the 2013 ABL Credit Facility is less than the greater of (i) 15 percent of the revolving commitments or $22.5 million for five consecutive days, or (ii) 12.5 percent of the revolving commitments or $18.8 million at any time, or upon the occurrence of certain events of default under the 2013 ABL Credit Facility, we would be subject to increased reporting requirements, the administrative agent shall have exclusive control over any deposit account, we will not have any right of access to, or withdrawal from, any deposit account, or any right to direct the disposition of funds in any deposit account, and amounts in any deposit account will be applied to reduce the outstanding amounts under the 2013 ABL Credit Facility. In addition, if our unused availability under the 2013 ABL Credit Facility is less than the amounts described above, we would be required to comply with a Minimum Fixed Charge Coverage Ratio. Based on current forecasts, we do not expect our unused availability under the 2013 ABL Credit Facility to be less than the amounts described above and therefore do not expect the Minimum Fixed Charge Coverage Ratio to be applicable over the next twelve months. If the Minimum Fixed Charge Coverage Ratio were to become applicable, we would not expect to be in compliance over the next twelve months and would therefore be in default under our credit agreements.

The table below sets forth information with respect to the financial covenants included in the 2014 Term Loan Facility and the 2013 ABL Credit Facility, as well as the calculation of our performance in relation to the covenant requirements at December 31, 2014 (prior to the suspension of these covenants under the First Amendment) and our covenant requirements upon completion of the Covenant Suspension Period.

	Covenants Requirements	Actual Ratios at December 31, 2014
Maximum Total Leverage Ratio(1)(2) under the 2014 Term Loan Facility (the ratio of Consolidated Debt to Consolidated EBITDA as defined in the credit agreement for the 2014 Term Loan Facility) should be equal to or less than:	4.50 to 1	4.27
Minimum Interest Coverage Ratio(1)(3) under the 2014 Term Loan Facility (the ratio of Consolidated EBITDA to Consolidated Interest Expense as defined in the credit agreement for the 2014 Term Loan Facility) should be equal to or greater than:	2.00 to 1	2.33
Minimum Fixed Charge Coverage Ratio(4) under the 2013 ABL Credit Facility (the ratio of Consolidated EBITDA less Capital Expenditures and cash income taxes to Consolidated Interest Expense, Restricted Payments made in cash and scheduled cash principal payments made on borrowed money as defined in the credit agreement for the 2013 ABL Credit Facility) should be equal to or greater than:
	1.15 to 1	N/A

(1)	The calculation of, and our compliance with, the Maximum Total Leverage Ratio and the Minimum Interest Coverage Ratio has been suspended for the period from December 31, 2014 through March 31, 2016

(2)	The Maximum Total Leverage Ratio decreases to 3.00 to 1 as of June 30, 2016 and 2.75 to 1 as of September 30, 2016 and thereafter.

(3)	The Minimum Interest Coverage Ratio increases to 3.00 to 1 as of June 30, 2016 and 3.50 to 1 as of September 30, 2016 and thereafter.

(4)
The Minimum Fixed Charge Coverage Ratio is applicable only if excess availability under the 2013 ABL Credit Facility is less than the greater of 15 percent of the commitments or $22.5 million. In addition, prepayments of indebtedness under the 2014 Term Loan Facility are permitted if excess availability under the 2013 ABL Credit Facility exceeds the greater of 20 percent of the commitments and $30.0 million and the borrowers and guarantors are in compliance with the Minimum Fixed Charge Coverage Ratio on a pro forma basis immediately prior to and giving effect to the prepayment. Prepayments of indebtedness under the 2014 Term Loan Facility are permitted without restriction to the extent such prepayments are from the proceeds of dispositions of the Term Loan Priority Collateral. Our unused availability under the 2013 ABL Credit Facility was $87.6 million at December 31, 2014. Based on current forecasts, we do not expect our unused availability under the 2013 ABL Credit Facility to be less than the greater of 15 percent of the commitments or $22.5 million and therefore do not expect the Minimum Fixed Charge Coverage Ratio to be applicable over the next twelve months. If the Minimum Fixed Charge Coverage Ratio were to become applicable, we would not expect to be in compliance over the next twelve months and would therefore be in default under our credit agreements.

As of December 31, 2014, we were in compliance with all financial covenants under the 2014 Term Loan Facility and the 2013 ABL Credit Facility.
Depending on our financial performance, we may be required to request additional amendments or waivers of our financial covenants, dispose of assets or reduce overhead. In March 2015, we completed two asset sales, which are described in Note 18 - Subsequent Events in Item 8 of this Form 10-K. There can be no assurance that we will be able to obtain additional amendments or waivers, complete additional asset sales or reduce sufficient amounts of overhead should it become needed.
The 2014 Term Loan Facility and the 2013 ABL Credit Facility also include customary representations and warranties and affirmative and negative covenants, including:

•	the preparation of financial statements in accordance with GAAP;

•
the identification of any events or circumstances, either individually or in the aggregate, that has had or could reasonably be expected to have a material adverse effect on our business, results of operations, properties or condition;

•	limitations on liens and indebtedness;

•	limitations on dividends and other payments in respect of capital stock;

•	limitations on capital expenditures; and

•	limitations on modifications of the documentation of the 2013 ABL Credit Facility.
Settlement Agreement
On March 29, 2012, we entered into a settlement agreement (the “Settlement Agreement”) with WAPCo to settle the West Africa Gas Pipeline project litigation. The Settlement Agreement required us to make payments to WAPCo totaling $55.5 million of which $14.0 million was paid in 2012, $5.0 million was paid in 2013 and the remaining $36.5 million was paid in 2014.
For additional information regarding the Settlement Agreement, see the discussion in Note 16 – Discontinued Operations in Item 8 of this Form 10-K.
Cash Balances
As of December 31, 2014, we had cash and cash equivalents of $23.3 million. Our cash and cash equivalent balances held in the United States and foreign countries was $13.6 million and $9.7 million, respectively. In 2011, we discontinued our strategy of reinvesting non-U.S. earnings in foreign operations.
Our working capital position for continuing operations increased $0.5 million to $203.8 million at December 31, 2014 from $203.3 million at December 31, 2013, largely attributable to a reduction in our accounts payable aging balance year-over-year partially offset by decreased cash, account receivable and contracts in progress. To improve our liquidity, we are taking steps to increase customer cash collections, reduce capital spending and generate positive cash flow from operations through changes to the geographical footprint of our Oil & Gas segment.
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
Cash flows provided by (used in) continuing operations by type of activity were as follows for years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Operating activities	$(29,126)	$13,472	$(6,789)
Investing activities	38,416	26,429	6,872
Financing activities	1,774	(37,450)	7,335
Effect of exchange rate changes	(1,057)	(1,564)	(2,137)
Cash provided by all continuing activities	$10,007	$887	$5,281
Operating Activities
Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of collection of receivables and the settlement of payables and other obligations.
Operating activities from continuing operations used net cash of $29.1 million in 2014 as compared to $13.5 million provided in 2013. The $42.6 million decrease in cash flow provided is primarily a result of the following:

•
An increase in cash flow used by continuing operations of $24.9 million related to an increase in net loss, adjusted for any non-cash items, and primarily attributed to the deterioration of significant projects in our Oil & Gas segment;

•	A decrease in cash flow provided by contracts in progress of $13.9 million attributed to decreased billings on projects during the year;

•	An increase in cash flow used by accounts payable of $9.3 million related to an increase in cash payments to vendors during the period;

•
An increase in cash flow used by accrued income taxes of $9.3 million attributed to primarily a $5.4 million increase in cash paid for taxes, in addition to a decrease in profitability in our Canada segment in 2014 compared to 2013; and

•	An increase in cash flow used by prepaid and other assets of $7.2 million related to increased cash payments and decreased cash receipts during the year.
This was partially offset by:

•	An increase in cash flow provided by accounts receivable of $23.0 million attributed to an increase in customer cash collections during the year.
Operating activities from continuing operations provided net cash of $13.5 million in 2013 as compared to $6.8 million used in 2012. The $20.3 million increase in cash flow provided is primarily a result of the following:

•	An increase in cash flow provided by accounts receivable of $113.0 million attributed to an increase in customer cash collections during the period;

•	An increase in cash flow provided by contracts in progress of $55.1 million attributed to increased billings on projects in 2013; and

•	An increase in cash provided by other assets and liabilities of $14.1 million attributed to increased cash receipts and decreased cash payments during the year.
This was partially offset by:

•	A decrease in cash flow provided by accounts payable of $137.4 million related to an increase in cash payments to vendors during the period; and

•	A decrease in cash flow provided by prepaid and other assets of $23.5 million related to increased cash payments and decreased cash receipts during the year.
Investing Activities
Investing activities from continuing operations provided net cash of $38.4 million in 2014 as compared to $26.4 million provided in 2013. The $12.0 million increase in cash flow provided is primarily the result of the difference between the proceeds from sales of subsidiaries in 2014 as compared to 2013. We received $21.2 million in proceeds for the sale of the Hawkeye business in the first quarter of 2014 and $25.0 million in proceeds for the sale of the CTS business in the second quarter of 2014 as compared to $38.9 million in proceeds received in the first quarter of 2013 for the sale of Willbros Middle East Limited, which held our operations in Oman.

Investing activities from continuing operations provided net cash of $26.4 million in 2013 as compared to $6.9 million provided in 2012. The $19.5 million increase in cash flow provided is primarily the result of proceeds from the sale of Willbros Middle East Limited, which held our operations in Oman in 2013 that provided cash of $38.9 million. This was partially offset by a decrease of $16.3 million in proceeds from the sales of property, plant and equipment during 2013 and an increase of $3.0 million in purchases of property, plant and equipment during 2013 related to expansion in our Professional Services and Canada segments.
Financing Activities
Financing activities from continuing operations provided net cash of $1.8 million in 2014 as compared to $37.5 million used in 2013. The $39.3 million decrease in cash flow used is primarily a result of the $87.0 million decrease in payments against our revolver and notes payable, a $20.0 million increase in proceeds from term loan issuance and a $7.2 million decrease in cash used as a result of debt issue costs and payments to non-controlling interest made during 2014 as compared to 2013. This decrease was partially offset by a $59.6 million increase in payments against our term loan in 2014 and a $14.8 million increase in proceeds from our revolver and notes payable.

Financing activities from continuing operations used net cash of $37.5 million in 2013 as compared to $7.3 million provided in 2012. The $44.8 million increase in cash flow used is primarily the result of a $215.1 million increase in payments against our prior term loan, revolver and notes payable as a result of the August 2013 debt refinancing and also a $60.0 million in proceeds from our Term Loan in 2012 that did not reoccur in 2013. This was partially offset by a $231.5 million increase in proceeds from our term loan, revolver and notes payable primarily in conjunction with the August 2013 debt refinancing.
Discontinued Operations
Discontinued operations used net cash of $30.3 million in 2014 as compared to cash used of $11.7 million in 2013. The $18.6 million increase in cash flow used is primarily due to the $31.5 million increase in payments to WAPCo and continued Hawkeye losses in 2014. The increase was partially offset by the receipt of $17.0 million in settlement proceeds from Central Maine Power Company.
Discontinued operations used net cash of $11.7 million in 2013 as compared to cash used of $14.3 million in 2012. The $2.6 million decrease in cash flow used is primarily due to reduction in losses in our discontinued operations year over year.
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
In September 2010, we entered into two interest rate swap agreements for a total notional amount of $150.0 million to hedge changes in the variable rate interest expense on $150.0 million of our then existing or replacement LIBOR indexed debt. Under each swap agreement, we received interest at either three-month LIBOR or 2 percent (whichever is greater) and pay interest at a fixed rate of 2.68 percent through June 30, 2014. Through August 7, 2013, the swap agreements were designated and qualified as cash flow hedging instruments, with the effective portion of the swaps’ change in fair value recorded in OCI. Amounts in OCI are reclassified to interest expense when the hedged interest payments on the underlying debt are recognized during the period when the swaps were designated as cash flow hedges. Through August 7, 2013, the swaps were highly effective hedges, and only an immaterial amount of hedge ineffectiveness has been recorded in the Consolidated Statements of Operations. On August 7, 2013, the swaps were de-designated due to the refinancing of the underlying debt, which decreased the interest rate floor from 2 percent to 1.25 percent. In addition, on August 7, 2013, each swap agreement was transferred to another party through a novation transaction, which increased our interest rate to 2.70 percent through June 30, 2014. Changes in the value of the swaps that remain open are reported in earnings and were immaterial for the year ended December 31, 2014.
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
Capital Requirements
Our financing objective is to maintain financial flexibility to meet the material, equipment and personnel needs to support our project and MSA commitments. Our primary source of capital is our cash on hand, proceeds from asset sales, cash flow from operations and borrowings under our ABL Credit Facility.

In 2014, capital expenditures by segment amounted to $3.3 million spent by Oil & Gas, $3.7 million spent by Professional Services, $1.7 million spent by Canada, $4.2 million spent by Utility T&D, and $2.3 million spent by Corporate, for a total of $15.2 million. Our industry remains capital intensive and we expect the need for capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. As such, we are focused on the following capital requirements:

•	Providing working capital for projects in process and those scheduled to begin in 2015; and

•
Funding our 2015 capital budget of approximately $12.0 million, inclusive of $1.0 million of carry-forward from 2014. The 2015 capital budget decreased approximately $16.8 million as a result of cost reduction initiatives in 2015, as well as current market conditions, including the recent decline in crude oil prices.

Given our cash on hand and our ABL availability, we believe that our financial results combined with our current liquidity and financial management will provide sufficient funds to enable us to meet our future operating needs and our planned capital expenditures, as well as facilitate our ability to grow in the foreseeable future. We continue to pursue additional opportunities to reduce our indebtedness, which may include additional sales of non-strategic and under-performing assets (including equipment, real property and businesses).
Contractual Obligations
The following table (in thousands) details our future cash payments related to various contractual obligations as of December 31, 2014:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Term loan	$270,000	$2,700	$5,400	$261,900	$—
Capital lease obligations	1,483	1,003	480	—	—
Operating lease obligations	149,775	39,536	46,558	29,089	34,592
Uncertain tax liabilities	117	—	—	—	—
Total	$421,375	$43,239	$52,438	$290,989	$34,592
At December 31, 2014, we had uncertain tax positions totaling $0.1 million which ultimately could result in a tax payment. As the amount of the ultimate tax payment is contingent on the tax authorities’ assessments, it is not practical to present annual payment information.
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
The letters of credit represent the maximum amount of payments we could be required to make if these letters of credit are drawn upon. Additionally, we issue surety bonds customarily required by commercial terms on construction projects. U.S. surety bonds represent the bond penalty amount of future payments we could be required to make if we fail to perform our obligations under such contracts. The surety bonds do not have a stated expiration date; rather, each is released when the contract is accepted by the owner. Our maximum exposure as it relates to the value of the bonds outstanding is lowered on each bonded project as the cost to complete is reduced. As of December 31, 2014, no liability has been recognized for letters of credit or surety bonds.

A summary of our off-balance sheet commercial commitments as of December 31, 2014 is as follows (in thousands):

	Expiration Per Period
	Total Commitment	Less than 1 year	1-2 Years	More Than 2 Years
Letters of credit:
U.S. – financial	$43,105	$43,105	$—	$—
Canada – financial	7,990	7,990	—	—
Total letters of credit	51,095	51,095	—	—
U.S. surety bonds – primarily performance	401,645	393,380	7,852	413
Total commercial commitments	$452,740	$444,475	$7,852	$413
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
RECENT ACCOUNTING PRONOUNCEMENTS
For a discussion of recent accounting pronouncements, see Note 1 - Summary of Significant Accounting Policies in Item 8 of this Form 10-K.
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
Under our 2014 Term Loan Facility, a 100 basis point increase in interest rates would increase interest expense by approximately $0.3 million. Conversely, a 100 basis point decrease in interest rates would decrease interest expense by $0.3 million.
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
In September 2010, we entered into two interest rate swap agreements for a total notional amount of $150.0 million to hedge changes in the variable rate interest expense on $150.0 million of our then existing or replacement LIBOR indexed debt. Under each swap agreement, we were to receive interest at either three-month LIBOR or 2 percent (whichever was greater) and pay interest at a fixed rate of 2.68 percent through June 30, 2014. Through August 7, 2013, the swap agreements were designated and qualified as cash flow hedging instruments, with the effective portion of the swaps’ change in fair value recorded in OCI. Amounts in OCI were reclassified to interest expense when the hedged interest payments on the underlying debt were recognized during the period when the swaps were designated as cash flow hedges. Through August 7, 2013, the swaps were highly effective hedges, and only an immaterial amount of hedge ineffectiveness has been recorded in the Consolidated Statements of Operations. On August 7, 2013, the swaps were de-designated due to the refinancing of the underlying debt, which decreased the interest rate floor from 2 percent to 1.25 percent. In addition, on August 7, 2013, each swap agreement was transferred to another party through a novation transaction, which increased our interest rate to 2.70 percent through June 30, 2014. Changes in the value of the swaps that remain open are reported in earnings and were immaterial for the year ended December 31, 2014.
The carrying amount and fair value of the swap agreements are equivalent since we account for these instruments at fair value. The fair value of the swap agreements was $4.1 million at December 31, 2014 and was based on using a model with

Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates. A 100 basis point increase in interest rates would increase the fair value of the swaps by $3.2 million. Conversely, a 100 basis point decrease in interest rates (subject to minimum rates of zero) would decrease the fair value of the swaps by $2.6 million.
Foreign Currency Risk
We are exposed to market risk associated with changes in non-U.S. (primarily Canadian) currency exchange rates. To mitigate our risk, we may borrow Canadian dollars under our Canadian Facility to settle U.S. dollar account balances.
We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expense in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expense in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at December 31, 2014 and 2013.
Other
The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities shown in the Consolidated Balance Sheets approximate fair value at December 31, 2014 due to the generally short maturities of these items. At December 31, 2014, we invested primarily in short-term dollar denominated bank deposits. We have the ability and expect to hold our investments to maturity.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Willbros Group, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Willbros Group, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to (i) the completeness and accuracy of estimated total revenues, costs and profits at completion for construction contracts accounted for under the percentage-of-completion method in the Oil & Gas segment, and (ii) the assessment of significant risks and uncertainties associated with financial covenant compliance and liquidity and capital resource needs existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 31, 2015

WILLBROS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$23,273	$42,569
Accounts receivable, net	347,137	365,854
Contract cost and recognized income not yet billed	39,781	55,384
Prepaid expenses and other assets	25,432	25,008
Parts and supplies inventories	3,555	4,151
Deferred income taxes	6,621	10,323
Assets associated with discontinued operations	7,057	99,683
Total current assets	452,856	602,972
Property, plant and equipment, net	94,432	106,133
Intangible assets, net	116,130	127,485
Deferred income taxes	711	—
Other assets	28,078	34,078
Total assets	$692,207	$870,668
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$207,313	$251,202
Contract billings in excess of cost and recognized income	16,371	25,586
Current portion of capital lease obligations	917	890
Notes payable and current portion of other long-term debt	7,476	6,505
Current portion of settlement obligation of discontinued operations	—	36,500
Accrued income taxes	2,430	10,022
Other current liabilities	7,462	5,816
Liabilities associated with discontinued operations	5,185	18,365
Total current liabilities	247,154	354,886
Long-term debt	280,170	268,425
Capital lease obligations	467	1,388
Long-term liabilities for unrecognized tax benefits	117	4,544
Deferred income taxes	6,895	9,066
Other long-term liabilities	43,579	43,585
Total liabilities	578,382	681,894
Contingencies and commitments (Note 14)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 70,000,000 shares authorized and 52,094,931 shares issued at December 31, 2014 (50,930,303 at December 31, 2013)	2,597	2,543
Capital in excess of par value	703,728	691,123
Accumulated deficit	(581,745)	(501,918)
Treasury stock at cost, 1,430,690 shares at December 31, 2014 (1,147,974 at December 31, 2013)	(13,832)	(12,070)
Accumulated other comprehensive income	2,788	8,807
Total Willbros Group, Inc. stockholders’ equity	113,536	188,485
Noncontrolling interest	289	289
Total stockholders’ equity	113,825	188,774
Total liabilities and stockholders’ equity	$692,207	$870,668
See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2014	2013	2012
Contract revenue	$2,026,749	$1,891,000	$1,834,288
Operating expenses:
Contract	1,852,727	1,683,448	1,653,433
Amortization of intangibles	12,371	12,473	12,376
General and administrative	157,462	163,548	150,055
Goodwill impairment	—	—	8,067
Other charges	6,997	—	—
	2,029,557	1,859,469	1,823,931
Operating income (loss)	(2,808)	31,531	10,357
Non-operating expenses:
Interest expense, net	(30,354)	(31,226)	(29,394)
Loss on early extinguishment of debt	(15,176)	(11,573)	(3,405)
Other, net	(367)	(732)	(570)
	(45,897)	(43,531)	(33,369)
Loss from continuing operations before income taxes	(48,705)	(12,000)	(23,012)
Provision for income taxes	6,573	14,534	4,727
Loss from continuing operations	(55,278)	(26,534)	(27,739)
Income (loss) from discontinued operations, net of provision for income taxes	(24,549)	10,667	(1,496)
Net loss	(79,827)	(15,867)	(29,235)
Less: Income attributable to noncontrolling interest	—	—	(976)
Net loss attributable to Willbros Group, Inc.	$(79,827)	$(15,867)	$(30,211)
Reconciliation of net loss attributable to Willbros Group, Inc.
Loss from continuing operations	$(55,278)	$(26,534)	$(27,739)
Income (loss) from discontinued operations	(24,549)	10,667	(2,472)
Net loss attributable to Willbros Group, Inc	$(79,827)	$(15,867)	$(30,211)
Basic loss per share attributable to Company Shareholders:
Loss from continuing operations	$(1.12)	$(0.54)	$(0.58)
Income (loss) from discontinued operations	(0.50)	0.22	(0.05)
Net loss	$(1.62)	$(0.32)	$(0.63)
Diluted loss per share attributable to Company Shareholders:
Loss from continuing operations	$(1.12)	$(0.54)	$(0.58)
Income (loss) from discontinued operations	(0.50)	0.22	(0.05)
Net loss	$(1.62)	$(0.32)	$(0.63)
Weighted average number of common shares outstanding:
Basic	49,310,044	48,560,167	48,019,303
Diluted	49,310,044	48,560,167	48,019,303
See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2014	2013	2012
Net loss	$(79,827)	$(15,867)	$(29,235)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(4,417)	(3,665)	(1,521)
Changes in derivative financial instruments	(1,602)	(1,032)	455
Total other comprehensive loss, net of tax	(6,019)	(4,697)	(1,066)
Total comprehensive loss	(85,846)	(20,564)	(30,301)
Less: Comprehensive income attributable to noncontrolling interest	—	—	(976)
Total comprehensive loss attributable to Willbros Group, Inc.	$(85,846)	$(20,564)	$(31,277)
See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Accumu- lated Deficit	Treasury Stock	Accumu- lated Other Compre- hensive Income (Loss)	Total Stock- holders’ Equity Willbros Group, Inc.	Non-controlling Interest	Total Stock- holders’ Equity
	Shares	Par Value

Balance as of December 31, 2011	49,423,152	$2,471	$680,289	$(455,840)	$(10,839)	$14,570	$230,651	$927	$231,578
Net income (loss)	—	—	—	(30,211)	—	—	(30,211)	976	(29,235)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(1,521)	(1,521)	—	(1,521)
Derivatives, net of tax	—	—	—	—	—	455	455	—	455
Dividend distributed to noncontrolling interest	—	—	—	—	—	—	—	(1,234)	(1,234)
Share-based award modification	—	—	330	—	—	—	330	—	330
Amortization of stock-based compensation	—	—	6,515	—	—	—	6,515	—	6,515
Stock issued under share-based compensation plans	661,738	33	(33)	—	—	—	—	—	—
Additions to treasury stock, vesting and forfeitures of restricted stock	—	—	—	—	(555)	—	(555)	—	(555)
Balance as of December 31, 2012	50,084,890	$2,504	$687,101	$(486,051)	$(11,394)	$13,504	$205,664	$669	$206,333
Net loss	—	—	—	(15,867)	—	—	(15,867)	—	(15,867)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(3,665)	(3,665)	—	(3,665)
Derivatives, net of tax	—	—	—	—	—	(1,032)	(1,032)	—	(1,032)
Sale of noncontrolling interest	—	—	(2,720)	—	—	—	(2,720)	(380)	(3,100)
Amortization of stock-based compensation	—	—	6,781	—	—	—	6,781	—	6,781
Stock issued under share-based compensation plans	845,413	39	(39)	—	—	—	—	—	—
Additions to treasury stock, vesting and forfeitures of restricted stock	—	—	—	—	(676)	—	(676)	—	(676)
Balance as of December 31, 2013	50,930,303	$2,543	$691,123	$(501,918)	$(12,070)	$8,807	$188,485	$289	$188,774
Net loss	—	—	—	(79,827)	—	—	(79,827)	—	(79,827)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(4,417)	(4,417)	—	(4,417)
Derivatives, net of tax	—	—	—	—	—	(1,602)	(1,602)	—	(1,602)
Amortization of stock-based compensation	—	—	12,659	—	—	—	12,659	—	12,659
Stock issued under share-based compensation plans	1,164,628	54	(54)	—	—	—	—	—	—
Additions to treasury stock, vesting and forfeitures of restricted stock	—	—	—	—	(1,762)	—	(1,762)	—	(1,762)
Balance as of December 31, 2014	52,094,931	$2,597	$703,728	$(581,745)	$(13,832)	$2,788	$113,536	$289	$113,825
See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(79,827)	$(15,867)	$(29,235)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	24,549	(10,667)	1,496
Depreciation and amortization	36,245	39,030	43,175
Goodwill impairment	—	—	8,067
Stock-based compensation	13,617	7,066	7,532
Loss on early extinguishment of debt	15,176	11,573	3,405
Deferred income tax benefit	779	548	(4,939)
Amortization of debt issue costs	846	4,093	4,546
Non-cash interest expense	1,199	2,237	2,287
Gain on disposal of property and equipment	(5,034)	(3,142)	(3,223)
Provision for bad debts	3,547	1,245	1,295
Other non-cash	—	(111)	—
Changes in operating assets and liabilities:
Accounts receivable, net	8,367	(14,589)	(127,586)
Contract cost and recognized income not yet billed	15,106	29,043	(54,131)
Prepaid expenses and other assets	(486)	6,755	30,245
Accounts payable and accrued liabilities	(47,146)	(37,825)	99,581
Accrued income taxes	(7,346)	1,988	4,606
Contract billings in excess of cost and recognized income	(9,148)	(9,163)	18,935
Other assets and liabilities, net	430	1,258	(12,845)
Cash provided by (used in) operating activities of continuing operations	(29,126)	13,472	(6,789)
Cash used in operating activities of discontinued operations	(30,738)	(11,003)	(28,949)
Cash provided by (used in) operating activities	(59,864)	2,469	(35,738)
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	6,548	3,000	19,328
Proceeds from sale of subsidiaries	47,700	38,900	—
Acquisition of subsidiary	(750)	—	—
Purchases of property, plant and equipment	(15,082)	(15,471)	(12,456)
Cash provided by investing activities of continuing operations	38,416	26,429	6,872
Cash provided by (used in) investing activities of discontinued operations	572	(474)	15,364
Cash provided by investing activities	38,988	25,955	22,236
Cash flows from financing activities:
Proceeds from term loan issuance	270,000	250,000	60,000
Proceeds from revolver and notes payable	59,500	74,260	92,804
Payments on capital leases	(894)	(1,419)	(1,820)
Payments of revolver and notes payable	(74,518)	(161,484)	(89,437)
Payments on term loan facility	(249,375)	(189,796)	(46,700)
Payments to reacquire common stock	(1,762)	(676)	(555)
Payments to noncontrolling interest owners	—	(3,100)	—
Dividend distributed to noncontrolling interest	—	—	(1,234)
Costs of debt issuance	(1,177)	(5,235)	(5,723)
Cash provided by (used in) financing activities of continuing operations	1,774	(37,450)	7,335
Cash used in financing activities of discontinued operations	(178)	(180)	(761)
Cash provided by (used in) financing activities	1,596	(37,630)	6,574
Effect of exchange rate changes on cash and cash equivalents	(1,057)	(1,564)	(2,137)
Cash used in all activities	(20,337)	(10,770)	(9,065)
Cash and cash equivalents of continuing operations at beginning of period	42,569	48,778	52,859

	Year Ended December 31,
	2014	2013	2012
Cash and cash equivalents of discontinued operations at beginning of period	1,041	5,602	10,586
Cash and cash equivalents at beginning of period	43,610	54,380	63,445
Cash and cash equivalents at end of period	23,273	43,610	54,380
Less: cash and cash equivalents of discontinued operations at end of period	—	(1,041)	(5,602)
Cash and cash equivalents of continuing operations at end of period	$23,273	$42,569	$48,778
Supplemental disclosures of cash flow information:
Cash paid for interest (including discontinued operations)	$26,848	$26,856	$22,029
Cash paid for income taxes (including discontinued operations)	$18,741	$13,327	$1,253
Supplemental non-cash investing and financing transactions:
Prepaid insurance obtained by note payable	$—	$1,182	$18,763
Capital expenditure included in accounts payable and accrued liabilities	$699	$890	$1,827
See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Company – Willbros Group, Inc., a Delaware corporation, and its subsidiaries (the “Company,” “Willbros” or “WGI”), is a specialty energy infrastructure contractor serving the oil, gas, refining, petrochemical and power industries. The Company’s offerings include engineering, procurement and construction (either individually or as an integrated “EPC” service offering), turnaround, maintenance, facilities development and operations services. The Company’s principal markets for continuing operations are the United States and Canada. The Company obtains its work through competitive bidding and through negotiations with prospective clients. Contract values range from several thousand dollars to several hundred million dollars and contract durations range from a few weeks to more than two years.
The disclosures in the notes to the consolidated financial statements relate to continuing operations, except as otherwise indicated.
Discontinued Operations – As of December 31, 2014, the Company has divested certain of its businesses in the United States, Canada, Oman, Libya and Nigeria. Together, these businesses are presented as discontinued operations in the Company’s consolidated financial statements and collectively are referred to as the “Discontinued Operations.” Net assets and net liabilities related to the Discontinued Operations are included in the line item “Assets associated with discontinued operations” and “Liabilities associated with discontinued operations” on the Consolidated Balance Sheets for all periods presented. Liabilities related to the settlement agreement with West African Gas Pipeline Company Limited (“WAPCo”) are included in the line items “Current portion of settlement obligation of discontinued operations” and “Long-term portion of settlement obligation of discontinued operations” on the Consolidated Balance Sheets for all periods presented. The results of the Discontinued Operations are included in the line item “Income (loss) from discontinued operations, net of provision for income taxes” on the Consolidated Statements of Operations for all periods presented. For further discussion of Discontinued Operations, see Note 16 – Discontinued Operations.
Principles of Consolidation – The consolidated financial statements of the Company include all of its majority-owned subsidiaries and all of its wholly-owned entities. Inter-company accounts and transactions are eliminated in consolidation. The ownership interest of noncontrolling participants in subsidiaries that are not wholly-owned is included as a separate component of equity. The noncontrolling participants’ share of the net income is included as “Income attributable to noncontrolling interest” on the Consolidated Statements of Operations. Interests in the Company’s unconsolidated joint ventures are accounted for using the equity method.
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
Reclassifications — Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. These reclassifications relate to the sale of the union refinery maintenance turnaround business unit, a related fabrication facility and associated tools and equipment ("CTS") during the second quarter of 2014. See Note 16 - Discontinued Operations for additional discussion associated with these reclassifications.
Out-of-Period Adjustment — The Company recorded out-of-period adjustments during the year ended December 31, 2014 related to the calculation of its state tax provision and the overstatement of rent expense. The net impact of these adjustments was an increase to pre-tax loss of $0.2 million and a decrease to net loss from continuing operations and net loss of $0.3 million. The Company does not believe these adjustments are material individually or in the aggregate to its consolidated financial statements for the year ended December 31, 2014, nor does it believe such items are material to any of its previously issued consolidated quarterly and annual financial statements.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies (continued)

The Company also recorded out-of-period adjustments during the quarter ended December 31, 2014 related to the understatement of union wages and the overstatement of unbilled revenue in the Oil & Gas segment in the three months ended March 31, 2014, June 30, 2014 and September 30, 2014. For further discussion of these adjustments, see Note 17 - Quarterly Financial Data.
Commitments and Contingencies – Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when management assesses that it is probable that a liability has been incurred and the amount can be reasonably estimated. Recoveries of costs from third parties, which management assesses as being probable of realization, are recorded as “Other assets” in the Consolidated Balance Sheets. Legal costs incurred in connection with matters relating to contingencies are expensed in the period incurred. See Note 14 – Contingencies, Commitments and Other Circumstances for further discussion of the Company’s commitments and contingencies.
Accounts Receivable – Most of the accounts receivable and contract work in progress are from clients in the oil, gas, refinery, petrochemical and power industries in North America. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Most contracts require payments as the projects progress or, in certain cases, advance payments. The Company generally does not require collateral, but in most cases can place liens against the property, plant or equipment constructed or terminate the contract if a material default occurs. The allowance for doubtful accounts is the Company’s best estimate of the probable amount of credit losses in the Company’s existing accounts receivable. A considerable amount of judgment is required in assessing the realization of receivables. Relevant assessment factors include the creditworthiness of the customer and prior collection history. Balances over 90 days past due are reviewed individually for collectability. Account balances are charged off against the allowance after all reasonable means of collection are exhausted and the potential for recovery is considered remote. The allowance requirements are based on the most current facts available and are re-evaluated and adjusted on a regular basis and as additional information is received.
Inventories – Inventories, consisting primarily of parts and supplies, are stated at the lower of actual cost or market. Parts and supplies are evaluated at least annually and adjusted for excess and obsolescence. No excess or obsolescence allowances existed at December 31, 2014 or 2013.
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
Insurance– The Company is insured for workers’ compensation, employer’s liability, auto liability and general liability claims, subject to a deductible of $1.0 million per occurrence. Additionally, the Company’s largest non-union employee-related health care benefit plan is subject to a deductible of $0.3 million per claimant per year.
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
Warranty Costs – The Company warrants labor for new installations and construction and servicing of existing infrastructure and maintains a warranty program which specifically covers its cable remediation services. A warranty reserve of $3.2 million and $2.9 million for cable remediation services is included within “Other long-term liabilities” on the Consolidated Balance Sheets for the years ended December 31, 2014 and December 31, 2013, respectively.
Retirement Plans and Benefits – The Company has a voluntary defined contribution retirement plan for U.S. based employees that is qualified and contributory on the part of the employees. Additionally, the Company is subject to collective bargaining agreements with various unions. As a result, the Company participates with other companies in the unions’ multi-employer pension and other postretirement benefit plans.
Stock-Based Compensation – Compensation cost resulting from all share-based payment transactions is recognized in the financial statements measured based on the grant-date fair value of the instrument issued and is recognized over the vesting period. The Company uses the Black-Scholes valuation method to determine the fair value of stock options granted as of the grant date. Share-based compensation related to restricted stock and restricted stock rights, also described collectively as restricted stock units (“RSUs”), is recorded based on the Company’s stock price as of the grant date. Awards granted are expensed ratably over the vesting period of the award. Expense on awards granted prior to March 12, 2009 is accelerated upon reaching retirement age. This provision does not exist for awards granted on or after March 12, 2009.
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
Concentration of Credit Risk – The Company has a concentration of customers in the oil, gas, refinery, petrochemical and power industries which expose the Company to a concentration of credit risk within a single industry. The Company seeks

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies (continued)

to obtain advance and progress payments for contract work performed on major contracts. Receivables are generally not collateralized. An allowance for doubtful accounts of $3.6 million and $1.4 million is included within “Accounts receivable, net” on the Consolidated Balance Sheets for the years ended December 31, 2014 and December 31, 2013, respectively.
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
Related Party Transactions – One of the Company’s board members serves as an officer of a customer in both the Oil & Gas and Professional Services segments. The Company performed midstream natural gas construction and engineering services for this customer generating approximately $0.0 million, $0.0 million and $0.9 million in revenue for the year ended December 31, 2014, 2013 and 2012, respectively.
Short-term Investments – The Company may invest a portion of its cash in short-term time deposits, some of which may have early withdrawal penalties. All such deposits have maturity dates that exceed three months. There were no short-term investments outstanding as of December 31, 2014 and 2013.
Recent Accounting Pronouncements – In April 2014, the FASB issued authoritative guidance to change the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in a company’s operations and financial results should be reported as discontinued operations, with expanded disclosures. In addition, disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify as a discontinued operation is required. This standard is effective, on a prospective basis, for interim and annual periods beginning on or after December 15, 2014 and would affect the classification of the Company’s future business disposals in discontinued operations in its consolidated financial statements.

In May 2014, the FASB and the IASB issued common guidance surrounding the recognition of revenue from contracts with customers. Under the new guidance, a company will recognize revenue when it satisfies a performance obligation by transferring a promised good or service to a customer. Revenue will be recognized at an amount that reflects the consideration it expects to receive in exchange for those goods and services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This standard is effective, on either a full retrospective or a modified retrospective basis, for interim and annual periods beginning on or after December 15,
2016. The Company is still assessing the impact of this guidance on its consolidated financial statements.

In August 2014, the FASB issued guidance that explicitly requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. This standard is effective for annual periods beginning on or after December 15, 2016 and would affect the Company's disclosure around the entity's ability to continue as a going concern on its consolidated financial statements.

In January 2015, the FASB issued guidance that eliminates from GAAP the concept of extraordinary items on the statement of operations. This standard is effective for interim and annual periods beginning on or after December 15, 2015. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Other Charges

During the fourth quarter of 2014, the Company investigated the root cause behind the deterioration of certain construction projects within the Oil & Gas segment. Legal and accounting costs associated with this investigation and the restatements of the Company's Condensed Consolidated Financial Statements for the quarterly periods ended March 31, 2014 and June 30, 2014, approximated $3.4 million at December 31, 2014. These costs, as well as approximately $2.1 million in employee severance charges and $1.5 million in the accelerated vesting of stock awards related to management changes and headcount reductions across the Company are included in the line item "Other charges" on the Consolidated Statement of Operations.

Activity in the accrual related to other charges for the year ended December 31, 2014 is as follows (in thousands):

	Employee Termination and Other Benefits	Accounting and legal fees associated with restatement	Total
Accrued cost at December 31, 2013	$—	$—	$—
Costs recognized during 2014	3,584	3,413	6,997
Cash payments	(1,698)	—	(1,698)
Non-cash charges (1)	(1,489)	—	(1,489)
Change in estimates	—	—	—
Accrued cost at December 31, 2014	$397	$3,413	$3,810

(1)	Non-cash charges consist of $1.5 million of accelerated stock-based compensation.

3. Accounts Receivable
Accounts receivable, net as of December 31, 2014 and 2013 is comprised of the following (in thousands):

	December 31,
	2014	2013
Trade	$195,164	$252,817
Unbilled revenue	109,037	72,869
Contract retention	43,424	39,065
Other receivables	3,155	2,504
Total accounts receivable	350,780	367,255
Less: allowance for doubtful accounts	(3,643)	(1,401)
Total accounts receivable, net	$347,137	$365,854
The Company expects all accounts receivable to be collected within one year. The provision for bad debts included in “General and administrative” expenses in the Consolidated Statements of Operations was $3.5 million, $1.2 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The balances billed but not paid by customers pursuant to retainage provisions in certain contracts will be due upon completion of the contracts and acceptance by the customer. Based on the Company’s experience with similar contracts within recent years, the majority of the retention balances at each balance sheet date will be collected within the next twelve months.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Contract cost and recognized income not yet billed and related amounts billed as of December 31, 2014 and 2013 were as follows (in thousands):

	December 31,
	2014	2013
Cost incurred on contracts in progress	$981,518	$705,601
Recognized income	90,994	162,604
	1,072,512	868,205
Progress billings and advance payments	(1,049,102)	(838,407)
	$23,410	$29,798
Contract cost and recognized income not yet billed	$39,781	$55,384
Contract billings in excess of cost and recognized income	(16,371)	(25,586)
	$23,410	$29,798
Contract cost and recognized income not yet billed includes $2.8 million and $5.0 million at December 31, 2014 and 2013, respectively, on completed contracts.

5. Property, Plant and Equipment
Property, plant and equipment, which are used to secure debt or are subject to lien, at cost, as of December 31, 2014 and 2013 were as follows (in thousands):

	December 31,
	2014	2013
Construction equipment	$90,046	$86,456
Furniture and equipment	49,597	46,577
Land and buildings	8,739	7,418
Transportation equipment	101,331	108,146
Leasehold improvements	11,821	13,222
Marine equipment	91	95
Total property, plant and equipment	261,625	261,914
Less: accumulated depreciation	(167,193)	(155,781)
Total property, plant and equipment, net	$94,432	$106,133

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Property, Plant and Equipment (continued)

Amounts above include $1.9 million and $4.0 million of construction in progress as of December 31, 2014 and 2013, respectively. Depreciation expense included in operating expense for the years ended December 31, 2014, 2013 and 2012 was $23.9 million, $26.6 million and $30.9 million, respectively.
6. Goodwill and Intangible Assets
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

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Goodwill and Intangible Assets (continued)

The Company selected these valuation approaches because it believes the combination of these approaches, along with its best judgment regarding underlying assumptions and estimates, provides the Company with the best estimate of fair value. The Company believes these valuation approaches are proven and appropriate for its industry and widely accepted by investors. The estimated fair value would change if the Company’s weighting assumptions under these valuation approaches were materially modified. For its 2012 analysis, the Company weighted the Income Approach – Discounted Cash Flows at 70 percent, the Market Approach – Multiples of EBITDA at 30 percent and the Market Approach – Comparison of Recent Transactions at 0 percent. This weighting was utilized to reflect fair value in current market conditions.
The Company’s valuation model utilizes assumptions, which represent its best estimate of future events, but would be sensitive to positive or negative changes in each of the underlying assumptions as well as an alternative weighting of valuation methods, which would result in a potentially higher or lower goodwill impairment charge.
Detailed below is a table of key underlying assumptions for all reporting units utilized in the fair value estimate calculation for the year ended December 31, 2012.

2012
Income Approach – Discounted Cash Flows
Revenue Growth Rates	(7.7)% to 3.0%
Weighted Average Cost of Capital	16.0%
Terminal Value Rate	3.0%
EBITDA Margin Rate	8.0% to 8.2%
Market Approach – Multiples of EBITDA
EBITDA Multiples Used	4.3
Market Approach – Comparison of Recent Transactions
EBITDA Multiples Used	N/A
In 2012, the Company recorded an impairment charge of $6.6 million in its Utility T&D segment and $1.5 million in its Professional Services segment which represents a full write-off of the goodwill associated with these segments.
The Company’s intangible assets as of December 31, 2014 and 2013 were as follows (in thousands):

	December 31, 2014
	Customer Relationships	Trademark/ Tradename	Non-compete Agreements	Technology	Total
Balance as of December 31, 2013	$115,218	$8,586	$108	$3,573	$127,485
Amortization	(10,430)	(1,281)	(108)	(552)	(12,371)
Additions	816	—	—	—	816
Other	—	200	—	—	200
Balance as of December 31, 2014	$105,604	$7,505	$—	$3,021	$116,130
Weighted average remaining amortization period	10.3 years	5.2 years	0.0 years	5.5 years

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Goodwill and Intangible Assets (continued)

	December 31, 2013
	Customer Relationships	Trademark/ Tradename	Non-compete Agreements	Technology	Total
Balance as of December 31, 2012	$125,646	$9,702	$328	$4,123	$139,799
Amortization	(10,428)	(1,275)	(220)	(550)	(12,473)
Other	—	159	—	—	159
Balance as of December 31, 2013	$115,218	$8,586	$108	$3,573	$127,485
Weighted average remaining amortization period	11.3 years	6.4 years	0.5 years	6.5 years
Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 15 years.
Amortization expense for the years ended December 31, 2014, 2013 and 2012 was $12.4 million, $12.5 million and $12.4 million, respectively.
Estimated amortization expense for each of the subsequent five years and thereafter is as follows (in thousands):

Fiscal year:
2015	$12,512
2016	12,512
2017	12,512
2018	12,256
2019	12,138
Thereafter	54,200

Total amortization	$116,130

7. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities as of December 31, 2014 and 2013 were as follows (in thousands):

	December 31,
	2014	2013
Trade accounts payable	$82,557	$107,227
Payroll and payroll liabilities	44,483	55,153
Accrued contract costs	34,791	40,376
Self-insurance accrual	15,915	14,785
Other accrued liabilities	29,567	33,661
Total accounts payable and accrued liabilities	$207,313	$251,202

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Long-term Debt

Long-term debt as of December 31, 2014 and 2013 was as follows (in thousands):

	December 31, 2014	December 31, 2013
Term loan, net of unamortized discount of $0 and $8,306	$270,000	$241,069
Revolver borrowings	—	18,953
Capital lease obligations	1,384	2,278
Other obligations	17,646	14,908
Total debt	289,030	277,208
Less: current portion	(8,393)	(7,395)
Long-term debt, net	$280,637	$269,813
2014 Term Loan Facility
On December 15, 2014, the Company entered into a new credit agreement dated as of December 15, 2014 (the “2014 Term Credit Agreement”) among the Company, certain of its subsidiaries, as guarantors, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and KKR Credit Advisors (US) LLC, as sole lead arranger and sole Bookrunner. The 2014 Term Credit Agreement replaces the six-year $250.0 million term loan facility maturing on August 7, 2019 with JP Morgan Chase Bank, N.A. serving as a sole administrative agent for the lenders thereunder (the “2013 Term Loan Facility”).
The 2014 Term Credit Agreement provides for a $270.0 million term loan facility (the “2014 Term Loan Facility”), which the Company drew in full on the effective date of the 2014 Term Credit Agreement. The Company is the borrower under the 2014 Term Credit Agreement, with all of its obligations guaranteed by its material U.S. subsidiaries, other than excluded subsidiaries. Obligations under the 2014 Term Loan Facility are secured by a first priority security interest in, among other things, the borrower’s and the guarantors’ equipment, subsidiary capital stock and intellectual property (the “2014 Term Loan Priority Collateral”) and a second priority security interest in, among other things, the borrower’s and the guarantors’ inventory, accounts receivable, deposit accounts and similar assets.
The proceeds from the 2014 Term Loan Facility were used to repay all indebtedness under the 2013 Term Loan Facility, to pay fees and expenses incurred in connection with the refinancing and for working capital purposes. As a result of this repayment, the Company recorded debt extinguishment costs of $14.3 million, which consisted of a 3 percent prepayment premium, original issue discount and other financing costs. The Company also recorded debt extinguishment costs of $0.9 million in the second quarter of 2014, which resulted from an accelerated payment against its 2013 Term Loan Facility.
The term loans are repayable in equal quarterly installments in an aggregate amount equal to 0.25 percent of the original amount of the 2014 Term Loan Facility. The balances of the term loans are repayable on December 15, 2019. The Company is permitted to make optional prepayments at any time, subject to a variable prepayment premium if the prepayment is made prior to December 15, 2018. Mandatory prepayments of term loans are required from (i) 100 percent of the proceeds of the sale of assets constituting the 2014 Term Loan Priority Collateral, subject to reinvestment provisions and certain exceptions and thresholds, (ii) 100 percent of the net cash proceeds from issuances of debt by the Company and its subsidiaries, other than permitted indebtedness and (iii) 75 percent (with step-downs to 50 percent and 0 percent based on a leverage ratio) of annual “excess cash flow”, provided that any voluntary prepayments of term loans will be credited against excess cash flow obligations. The first $125.0 million of mandatory prepayments of term loans using proceeds from the sale of assets are subject to a prepayment premium of 2 percent. Mandatory prepayments of excess cash flow are payable within five business days after annual financial statements are delivered to the administrative agent beginning with the fiscal year ending December 31, 2015.
The term loans bear interest at the “Adjusted Base Rate” plus an applicable margin of 8.75 percent, or the “Eurodollar Rate” plus an applicable margin of 9.75 percent. The interest rate in effect at December 31, 2014 and 2013 was 11 percent, comprised of an applicable margin of 9.75 percent for Eurodollar rate loans plus a LIBOR floor of 1.25 percent.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Long-term Debt (continued)

2013 ABL Credit Facility
On August 7, 2013 the Company entered into five-year $150.0 million asset based senior revolving credit facility maturing on August 7, 2018 with Bank of America, N.A. serving as sole administrative agent for the lenders thereunder, collateral agent, issuing bank and swingline lender (as amended by the First Amendment to Loan, Security and Guaranty Agreement dated as of August 30, 2013, the Second Amendment to Loan, Security and Guaranty Agreement dated as of April 1, 2014 and the Third Amendment to Loan, Security and Guaranty Agreement dated as of December 15, 2014 (the “Third Amendment”), the “2013 ABL Credit Facility”). The Third Amendment amended the 2013 ABL Credit Facility to take into account the refinancing of the Company’s 2013 Term Loan Facility pursuant to the 2014 Term Credit Agreement and to make certain changes to the definition of Consolidated EBITDA.
The initial aggregate amount of commitments for the 2013 ABL Credit Facility is comprised of $125.0 million for the U.S. facility (the “U.S. Facility”) and $25.0 million for the Canadian facility (the “Canadian Facility”). The 2013 ABL Credit Facility includes a sublimit of $100.0 million for letters of credit and an accordion feature permitting the borrowers, under certain conditions, to increase the aggregate amount by an incremental $75.0 million, with additional commitments from existing lenders or new commitments from lenders reasonably acceptable to the administrative agent. The borrowers under the U.S. Facility consist of all of the Company’s U.S. operating subsidiaries with assets included in the borrowing base, and the U.S. Facility is guaranteed by Willbros Group, Inc. and its material U.S. subsidiaries, other than excluded subsidiaries. The borrower under the Canadian Facility is Willbros Construction Services (Canada) LP, and the Canadian Facility is guaranteed by Willbros Group, Inc. and all of its material U.S. and Canadian subsidiaries, other than excluded subsidiaries.
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
Obligations under the 2013 ABL Credit Facility are secured by a first priority security interest in the borrowers’ and guarantors’ accounts receivable, deposit accounts and similar assets (the “ABL Priority Collateral”) and a second priority security interest in the 2014 Term Loan Priority Collateral.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Long-term Debt (continued)

Debt Covenants and Events of Default
A default under the 2014 Term Loan Facility and the 2013 ABL Credit Facility may be triggered by events such as a failure to comply with financial covenants or other covenants under the 2014 Term Loan Facility and the 2013 ABL Credit Facility, a failure to make payments when due under the 2014 Term Loan Facility and the 2013 ABL Credit Facility, a failure to make payments when due in respect of, or a failure to perform obligations relating to, debt obligations in excess of $15.0 million, a change of control of the Company and certain insolvency proceedings. A default under the 2013 ABL Credit Facility would permit the lenders to terminate their commitment to make cash advances or issue letters of credit, require the immediate repayment of any outstanding cash advances with interest and require the cash collateralization of outstanding letter of credit obligations. A default under the 2014 Term Loan Facility would permit the lenders to require immediate repayment of all principal, interest, fees and other amounts payable thereunder.
On March 31, 2015, (the "Closing Date"), the Company amended the 2014 Term Credit Agreement pursuant to a First Amendment (the "First Amendment"). The First Amendment, among other things, suspends the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the period from December 31, 2014 through March 31, 2016 (the "Covenant Suspension Period") and provides that any failure by the Company to comply with the Maximum Total Leverage Ratio or Minimum Interest Coverage Ratio during the Covenant Suspension Period shall not be deemed to result in a default or event of default. Prior to obtaining the First Amendment, the Company did not expect to remain in compliance with the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio during the Covenant Suspension Period. Without a definitive waiver or amendment all indebtedness under the Company's credit agreements would have become due in the next twelve months. If the debt under the Company's credit agreements was accelerated and the lenders demanded repayment, it is expected that the Company would not have had sufficient forecasted liquidity to retire its existing debt obligations, which would have raised substantial doubt about its ability to continue as a going concern. Concurrent with the effectiveness of the First Amendment, the substantial doubt about the Company's ability to continue as a going concern resulting from forecasted covenant violations has been alleviated.
In consideration of the suspension of the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the Covenant Suspension Period, the Company issued 10.1 million shares to the 2014 Term Loan Facility lenders, which is equivalent to 19.9 percent of the outstanding shares of common stock immediately prior to the Closing Date of the First Amendment.
The Company’s primary sources of capital are its cash on hand, proceeds from asset sales, operating cash flows and borrowings under the 2013 ABL Credit Facility. Based on current forecasts, through a combination of these sources, the Company expects to have sufficient liquidity and capital resources to meet its obligations for at least the next twelve months. However, the Company can make no assurances regarding its ability to achieve its forecasts.
As of December 31, 2014, the Company did not have any outstanding revolver borrowings. The Company’s unused availability under its December 31, 2014 borrowing base certificate was $87.6 million on a borrowing base of $138.7 million and outstanding letters of credit of $51.1 million. If the Company’s unused availability under the 2013 ABL Credit Facility is less than the greater of (i) 15 percent of the revolving commitments or $22.5 million for five consecutive days, or (ii) 12.5 percent of the revolving commitments or $18.8 million at any time, or upon the occurrence of certain events of default under the 2013 ABL Credit Facility, the Company is subject to increased reporting requirements, the administrative agent shall have exclusive control over any deposit account, the Company will not have any right of access to, or withdrawal from, any deposit account, or any right to direct the disposition of funds in any deposit account, and amounts in any deposit account will be applied to reduce the outstanding amounts under the 2013 ABL Credit Facility. In addition, if the Company's unused availability under the 2013 ABL Credit Facility is less than the amounts described above, the Company would be required to comply with a Minimum Fixed Charge Coverage Ratio. Based on current forecasts, the Company does not expect its unused availability under the 2013 ABL Credit Facility to be less than the amounts described above and therefore does not expect the Minimum Fixed Charge Coverage Ratio to be applicable over the next twelve months. If the Minimum Fixed Charge Coverage Ratio were to become applicable, the Company would not expect to be in compliance over the next twelve months and would therefore be in default under its credit agreements.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Long-term Debt (continued)

The table below sets forth information with respect to the financial covenants included in the 2014 Term Loan Facility and the 2013 ABL Credit Facility, as well as the calculation of the Company's performance in relation to the covenant requirements at December 31, 2014 (prior to the suspension of these covenants under the First Amendment) and its covenant requirements upon completion of the Covenant Suspension Period.

	Covenants Requirements	Actual Ratios at December 31, 2014
Maximum Total Leverage Ratio(1)(2) under the 2014 Term Loan Facility (the ratio of Consolidated Debt to Consolidated EBITDA as defined in the credit agreement for the 2014 Term Loan Facility) should be equal to or less than:	4.50 to 1	4.27
Minimum Interest Coverage Ratio(1)(3) under the 2014 Term Loan Facility (the ratio of Consolidated EBITDA to Consolidated Interest Expense as defined in the credit agreement for the 2014 Term Loan Facility) should be equal to or greater than:	2.00 to 1	2.33
Minimum Fixed Charge Coverage Ratio(4) under the 2013 ABL Credit Facility (the ratio of Consolidated EBITDA less Capital Expenditures and cash income taxes to Consolidated Interest Expense, Restricted Payments made in cash and scheduled cash principal payments made on borrowed money as defined in the credit agreement for the 2013 ABL Credit Facility) should be equal to or greater than:
	1.15 to 1	N/A

(1)
The calculation of the Company's compliance with, the Maximum Total Leverage Ratio and the Minimum Interest Coverage Ratio has been suspended for the period from December 31, 2014 through March 31, 2016.

(2)	The Maximum Total Leverage Ratio decreases to 3.00 to 1 as of June 30, 2016 and 2.75 to 1 as of September 30, 2016 and thereafter.

(3)	The Minimum Interest Coverage Ratio increases to 3.00 to 1 as of June 30, 2016 and 3.50 to 1 as of September 30, 2016 and thereafter.

(4)
The Minimum Fixed Charge Coverage Ratio is applicable only if excess availability under the 2013 ABL Credit Facility is less than the greater of 15 percent of the commitments or $22.5 million. In addition, prepayments of indebtedness under the 2014 Term Loan Facility are permitted if excess availability under the 2013 ABL Credit Facility exceeds the greater of 20 percent of the commitments and $30.0 million and the borrowers and guarantors are in compliance with the Minimum Fixed Charge Coverage Ratio on a pro forma basis immediately prior to and giving effect to the prepayment. Prepayments of indebtedness under the 2014 Term Loan Facility are permitted without restriction to the extent such prepayments are from the proceeds of dispositions of the Term Loan Priority Collateral. The Company's unused availability under its 2013 ABL Credit Facility was $87.6 million at December 31, 2014. Based on current forecasts, the Company does not expect its unused availability under the 2013 ABL Credit Facility to be less than the greater of 15 percent of the commitments or $22.5 million and therefore does not expect the Minimum Fixed Charge Coverage Ratio to be applicable over the next twelve months. If the Minimum Fixed Charge Coverage Ratio were to become applicable, the Company would not expect to be in compliance over the next twelve months and would therefore be in default under its credit agreements.

As of December 31, 2014, the Company was in compliance with all financial covenants under the 2014 Term Loan Facility and the 2013 ABL Credit Facility.
The 2014 Term Loan Facility and the 2013 ABL Credit Facility also include customary representations and warranties and affirmative and negative covenants, including:

•	the preparation of financial statements in accordance with GAAP;

•
the identification of any events or circumstances, either individually or in the aggregate, that has had or could reasonably be expected to have a material adverse effect on the business, results of operations, properties or condition of the Company;

•	limitations on liens and indebtedness;

•	limitations on dividends and other payments in respect of capital stock;

•	limitations on capital expenditures; and

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Long-term Debt (continued)

•	limitations on modifications of the documentation of the 2013 ABL Credit Facility.
Fair Value of Debt
The estimated fair value of the Company’s debt instruments as of December 31, 2014 and December 31, 2013 was as follows (in thousands):

	December 31, 2014	December 31, 2013
Term Loan	$270,000	$252,372
Revolver borrowings	—	18,953
Capital lease obligations	1,384	2,278
Other obligations	17,646	14,908
Total fair value of debt instruments	$289,030	$288,511
The 2014 Term Loan Facility, revolver borrowings under the 2013 ABL Credit Facility, capital lease obligations and other obligations are classified within Level 2 of the fair value hierarchy. The fair values of the 2014 Term Loan Facility have been estimated using discounted cash flow analyses based on the Company’s incremental borrowing rate for similar borrowing arrangements. A significant increase or decrease in the inputs could result in a directionally opposite change in the fair value of the 2014 Term Loan Facility.
Capital Leases
The Company has entered into multiple capital lease agreements to acquire various construction and transportation equipment which have a weighted average of interest paid of 8.54 percent. Assets held under capital leases at December 31, 2014 and 2013 are summarized below (in thousands):

	December 31,
	2014	2013
Transportation equipment	4,194	4,194
Furniture and equipment	—	489
Total assets held under capital lease	4,194	4,683
Less: accumulated depreciation	(1,079)	(1,261)
Net assets under capital lease	$3,115	$3,422

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Long-term Debt (continued)

The following are the minimum lease payments for assets financed under capital lease arrangements as of December 31, 2014 and for each of the next five years and thereafter (in thousands):

Fiscal year:
2015	$1,003
2016	480
2017	—
2018	—
2019	—
Thereafter	—
Total minimum lease payments under capital lease obligations	1,483
Less: future interest expense	(99)
Net minimum lease payments under capital leases obligations	1,384
Less: current portion of net minimum lease payments	(917)
Long-term net minimum lease payments	$467
Maturities
The principal amounts due under the Company’s remaining debt obligations as of December 31, 2014 for each of the next five years and thereafter is as follows (in thousands):

Fiscal year:
2015	$8,022
2016	8,183
2017	8,183
2018	4,058
2019	259,200
Thereafter	—
$287,646

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Retirement Plans and Benefits

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

9. Retirement Plans and Benefits (continued)

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

Fund	EIN/PN	PPA Zone Status (1)	Plan Year End for Zone Status	Subject to Funding Improvement/ Rehabilitation Plan(2)	2014 Contributions (in thousands)	2013 Contributions (in thousands)	2012 Contributions (in thousands)	Sur-charge Impose	Expiration Date of Collective Bargaining Agreement
Boilermaker-Blacksmith National Pension Trust	48-6168020/ 001	Green	12/31/2014	No	$1,009	$380	$511	No	10/31/2017
Pennsylvania Heavy and Highway Contractors Pension Trust	23-6531755/ 001	Green	12/31/2014	No	$7,210	$1,171	$1,192	No	5/31/2016
Other Funds					$36	$123	$144
Total Contributions:					$8,255	$1,674	$1,847

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
Defined Contribution Plans
In addition to the contributions noted above to multiemployer defined benefit pension plans, the Company also makes contributions to defined contribution plans. Contributions to all defined contribution plans were $32.0 million, $13.1 million and $9.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. The zone status outlined above does not apply to defined contribution plans.
10. Income Taxes
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
Income (loss) before income taxes on continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Foreign	$31,388	$34,739	$(838)
United States	(80,093)	(46,739)	(23,150)
	(48,705)	(12,000)	(23,988)
Oman noncontrolling interest	—	—	976
	$(48,705)	$(12,000)	$(23,012)

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes (continued)

Provision (benefit) for income taxes on continuing operations by country consists of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current provision:
Foreign	$10,447	$10,363	$2,987
United States:
Federal	59	1,957	117
State	(2,018)	1,614	1,336
	8,488	13,934	4,440
Deferred tax expense:
Foreign	314	280	251
United States	(2,229)	320	36
	(1,915)	600	287
Total provision for income taxes	$6,573	$14,534	$4,727
The provision for income taxes has been determined based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The Company and its subsidiaries operating in the United States are subject to federal income tax rates up to 35 percent and varying state income tax rates and methods of computing tax liabilities. The Company’s principal international continuing operations are in Canada. Oman’s operations were sold in January 2013. The Company’s subsidiaries in Canada are subject to a corporate income tax rate of 25 percent. The Company did not have any non-taxable foreign earnings from tax holidays for taxable years 2012 through 2014.
In April 2011, the Company discontinued its strategy of reinvesting foreign earnings in foreign operations. This change in strategy continues through December 31, 2014. The Company’s current operating strategy is not to reinvest all earnings of its operations internationally. Instead, dividends are distributed to the U.S. parent or its U.S. affiliates. Due to the current deficit in foreign earnings and profits, the Company does not anticipate a significant tax expense to future repatriations of foreign earnings in the United States.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes (continued)

A reconciliation of the differences between the provision for income tax computed at the appropriate statutory rates and the reported provision for income taxes is as follows (in thousands). For 2014, 2013 and 2012, the Company was domiciled in the United States, which has a 35% statutory tax rate.

	2014	2013	2012
Taxes on earnings at statutory rate in domicile of parent company	$(17,047)	$(3,105)	$(6,844)
Earnings taxed at rates less or greater than parent company rates:
Foreign	(1,944)	(4,662)	1,991
State income taxes, net of U.S. federal benefit	1,358	1,250	869
Other impairment	—	—	(992)
Goodwill impairment	—	—	1,282
Non deductibles	7,053	5,739	5,087
Acquisition costs	—	21	(128)
Changes in provision for unrecognized tax positions	(1,117)	1,381	1,154
Change in valuation allowance	18,277	4,601	3,806
Stock-based compensation	(557)	(133)	1,100
Deferred tax adjustments	2,430	(420)	(3,543)
Section 162M	—	244	—
Deemed dividend/previously taxed income	—	8,728	—
Prior year tax settlement	(2,354)	856	—
Transfer pricing allocation	1,023	—	—
Other	(549)	34	945
Total provision for income taxes	$6,573	$14,534	$4,727
During 2014, the Company had a net decrease in uncertain tax positions related to prior years for $1.0 million due to expiration of statute of limitations. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2014	2013
Beginning balance	$3,525	$3,892
Change in measurement of existing tax positions related to expiration of statute of limitations	(975)	(377)
Additions based on tax positions related to the current year	—	—
Additions based on tax positions related to prior years	—	516
Settlements	—	(590)
Foreign exchange difference in Canadian operations	(46)	84
Ending balance	$2,504	$3,525
At December 31, 2014 there is $0.1 million of unrecognized tax benefits that will impact the Company’s effective tax rate if ultimately recognized. The Company has determined that it is reasonably possible during the next twelve months for up to $2.3 million of unrecognized tax benefits to be recognized due to the lapse of statutes of limitation in certain jurisdictions or settlement of audits.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes (continued)

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2014, 2013 and 2012, the Company has recognized $0.3 million, $0.4 million and $0.8 million, respectively, in interest and penalties expense. The cumulative accrual for interest and penalties carried on the balance sheets as of December 31, 2014 and 2013 is $0.8 million and $1.0 million, respectively.
The Company files income tax returns in the United States federal jurisdiction, in various states and in various foreign jurisdictions. The Company is subject to examination for 2008 forward for the United States and the majority of the state jurisdictions, for 2007 forward in Canada, and for 2008 forward with respect to Oman.
The principal components of the Company’s net deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Current:
Accrued vacation	$2,869	$3,886
Allowance for doubtful accounts	538	484
Estimated loss	453	258
Prepaid expenses	10,299	12,635
Various accrued liabilities	1,646	1,079
Other	780	692
	16,585	19,034
Non-current:
Deferred compensation	4,367	4,299
Goodwill and intangibles	25,024	31,075
U.S. tax net operating loss carry forwards	64,766	49,542
State tax net operating loss carry forwards	9,436	11,024
Foreign tax net operating loss carry forwards	3,073	3,335
Bond discount amortization	—	410
Other	1,511	2,095
Gross deferred tax assets	124,762	120,814
Valuation allowance	(80,794)	(62,828)
Deferred tax assets, net of valuation allowance	43,968	57,986
Deferred tax liabilities:
Non-current:
Goodwill and intangibles	(28,081)	(36,921)
Depreciation	(15,967)	(19,808)
Deferred tax liabilities	(44,048)	(56,729)
Net deferred tax assets (liabilities)	$(80)	$1,257
United States	$(273)	$670
Foreign	193	587
Net deferred tax assets (liabilities)	$(80)	$1,257
The valuation allowance for deferred income tax assets at December 31, 2014 and 2013 was $80.8 million and $62.8 million, respectively. The ultimate realization of deferred tax assets related to net operating loss carry forwards, including federal and state net operating loss carry forwards, is dependent upon the generation of future taxable income in a particular tax

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes (continued)

jurisdiction during the periods in which the use of such net operating losses are allowed. The Company considers future taxable income, including the impacts of reversing taxable temporary differences, future forecasted income and available tax planning strategies, when evaluating whether deferred tax assets are more likely than not to be realized prior to expiration.
At December 31, 2014, the Company has remaining U.S. federal net operating loss carry forwards of $64.8 million and state net operating loss carry forwards of $14.5 million. The Company has a net operating loss carry forward for Australia of $3.1 million.
The Company’s U.S. federal net operating losses expire beginning in 2031. The Company’s state net operating losses generally expire 20 years after the period in which the net operating loss was incurred. The Company filed an amended U.S. Federal tax return to carry back operating losses incurred in 2010 of approximately $26.0 million to offset taxable income in 2008. Additionally, management carried back 2011 tax losses to the extent of taxable income in 2009. After the effect of tax planning strategies, carrybacks of certain federal net operating losses, reversals of existing temporary differences, and projections for future taxable income over the periods in which the deferred tax assets can be utilized to offset taxable income, the Company does not believe that the remaining net federal deferred tax asset is more likely than not realizable in the foreseeable future.
11. Stockholders’ Equity
Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Year Ended December 31, 2014 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income
Balance, December 31, 2013	$11,280	$(2,473)	$8,807
Other comprehensive loss before reclassifications	(4,417)	(3,108)	(7,525)
Amounts reclassified from accumulated other comprehensive income	—	1,506	1,506
Net current-period other comprehensive loss	(4,417)	(1,602)	(6,019)
Balance, December 31, 2014	$6,863	$(4,075)	$2,788

	Year Ended December 31, 2013 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income
Balance, December 31, 2012	$14,945	$(1,441)	$13,504
Other comprehensive loss before reclassifications	(3,797)	(2,053)	(5,850)
Amounts reclassified from accumulated other comprehensive income	132	1,021	1,153
Net current-period other comprehensive loss	(3,665)	(1,032)	(4,697)
Balance, December 31, 2013	$11,280	$(2,473)	$8,807

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders' Equity (continued)

	Year Ended December 31, 2012 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income
Balance, December 31, 2011	$16,466	$(1,896)	$14,570
Other comprehensive loss before reclassifications	(1,521)	(326)	(1,847)
Amounts reclassified from accumulated other comprehensive income	—	781	781
Net current-period other comprehensive income (loss)	(1,521)	455	(1,066)
Balance, December 31, 2012	$14,945	$(1,441)	$13,504
Reclassifications out of Accumulated Other Comprehensive Income (Loss)

Year Ended December 31, 2014 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$1,506	Interest expense, net
Total	$1,506

Year Ended December 31, 2013 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$1,021	Interest expense, net
Total	$1,021

Year Ended December 31, 2012 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$781	Interest expense, net
Total	$781
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

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders' Equity (continued)

shares authorized for issuance under the 2006 Director Plan was increased in 2008 to 250,000, in 2012 to 550,000 and in 2014 to 750,000 by stockholder approval.
On May 26, 2010, the Company established the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (the “2010 Plan”) with 2,100,000 shares of common stock authorized for issuance (increased in 2012 to 3,450,000 shares and in 2014 to 6,050,000 shares by stockholder approval) to provide for awards to key employees of the Company. All future grants of stock awards to key employees will be made through the 2010 Plan. As a result, the 1996 Plan was frozen, with the exception of normal vesting, forfeiture and other activity associated with awards previously granted under the 1996 Plan. At December 31, 2014, the 2010 Plan had 2,935,671 shares available for grant.
Restricted stock and restricted stock units or rights, also described collectively as restricted stock units (“RSUs”), and options granted to employees vest generally over a three to four years period. Options granted under the 2010 Plan expire 10 years subsequent to the grant date. Upon stock option exercise, common shares are issued from treasury stock. Options granted under the Director Plan are fully vested. Restricted stock and restricted stock rights granted under the 2006 Director Plan vest one year after the date of grant. At December 31, 2014, the 2006 Director Plan had 293,409 shares available for grant. For RSUs granted prior to March of 2009, certain provisions allow for accelerated vesting upon eligible retirement. Additionally, certain provisions allow for accelerated vesting in the event of involuntary termination not for cause or a change of control of the Company. During the years ended December 31, 2014, 2013, and 2012, $1.8 million, $0.2 million and $1.1 million, respectively, of compensation expense was recognized due to accelerated vesting of RSUs due to retirements and separation from the Company.
Share-based compensation related to RSUs is recorded based on the Company’s stock price as of the grant date. Expense from both stock options and RSUs, which is inclusive of both liability-based and equity-based stock awards, totaled $13.6 million, $7.1 million and $7.6 million, respectively, for the years ended December 31, 2014, 2013, and 2012.
The Company determines fair value of stock options as of its grant date using the Black-Scholes valuation method. No options were granted during the years ended December 31, 2014, 2013, or 2012.
The Company’s stock option activity and related information consist of:

	Year Ended December 31,
	2014
	Shares	Weighted-Average Exercise Price
Outstanding, beginning of year	227,750	$15.28
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding, end of year	227,750	$15.28
Exercisable at end of year	227,750	$15.28
As of December 31, 2014, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $0.0 million. The weighted average remaining contractual term of stock options outstanding and exercisable is 0.86 years and 0.86 years, respectively, at December 31, 2014. The total intrinsic value of options exercised was $0.0, $0.0 and $0.0 during the years ended December 31, 2014, 2013 and 2012, respectively. There was no material tax benefit realized related to those exercises. There were no options vested during the years ended December 31, 2014, 2013, and 2012.
The Company did not have any nonvested stock options at December 31, 2014 and December 31, 2013.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders' Equity (continued)

The Company’s RSU activity and related information consist of:

	Year Ended December 31,
	2014
	Shares	Weighted-Average Grant-Date Fair Value
Nonvested, beginning of year	1,448,256	$7.88
Granted	1,210,981	10.74
Vested	(1,132,370)	7.83
Forfeited	(122,593)	9.13
Nonvested, end of year	1,404,274	$10.28
The total fair value of RSUs vested during the years ended December 31, 2014, 2013 and 2012 was $8.9 million, $4.8 million and $6.8 million, respectively.
As of December 31, 2014, there was a total of $11.5 million of unrecognized compensation cost, net of estimated forfeitures, related to all non-vested stock-based compensation arrangements granted under the Company’s stock ownership plans. That cost is expected to be recognized over a weighted-average period of 2.51 years.
12. Income (Loss) Per Common Share
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
Basic and diluted loss per common share is computed as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2014	2013	2012
Net loss from continuing operations applicable to common shares (numerator for basic and diluted calculation)	$(55,278)	$(26,534)	$(27,739)
Weighted average number of common shares outstanding for basic loss per share	49,310,044	48,560,167	48,019,303
Weighted average number of potentially dilutive common shares outstanding	—	—	—
Weighted average number of common shares outstanding for diluted loss per share	49,310,044	48,560,167	48,019,303
Loss per common share from continuing operations:
Basic	$(1.12)	$(0.54)	$(0.58)
Diluted	$(1.12)	$(0.54)	$(0.58)
The Company has excluded shares potentially issuable under the terms of use of the securities listed below from the number of potentially dilutive shares outstanding as the effect would be anti-dilutive:

	Year Ended December 31,
	2014	2013	2012
Stock options	185,118	181,279	227,750
Restricted stock and restricted stock rights	511,492	499,371	263,119
	696,610	680,650	490,869

13. Segment Information
The Company’s segments are comprised of strategic businesses that are defined by the industries or geographic regions they serve. Each is managed as an operation with well-established strategic directions and performance requirements.
The Company's cable restoration business ("UtilX"), which was historically part of the Utility T&D segment, was incorporated into the Professional Services segment to align with the other engineering and technology service offerings in this segment. Subsequent to December 31, 2014, the Company sold all of its equity interests of UtilX to Novinium, Inc. For further information, see Note 18 - Subsequent Events.
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
The tables below have been revised to reflect the Company’s operations by its current reportable segments for the years ended December 31, 2014, 2013, and 2012 (in thousands):

	Year Ended December 31, 2014
	Oil & Gas	Utility T&D	Professional Services	Canada	Eliminations	Consolidated
Revenue	$826,088	$363,779	$439,871	$404,589	$(7,578)	$2,026,749
Contract operating expenses	827,516	327,889	362,601	342,299	(7,578)	1,852,727
Amortization of intangibles	327	9,558	2,486	—		12,371
General and administrative	49,482	18,312	60,309	29,359		157,462
Other charges	3,207	1,424	1,362	1,004	—	6,997
Operating income (loss)	$(54,444)	$6,596	$13,113	$31,927	$—	(2,808)
Non-operating expenses						(45,897)
Provision for income taxes						6,573
Loss from continuing operations						(55,278)
Loss from discontinued operations net of provision for income taxes						(24,549)
Net loss						$(79,827)

Other charges incurred during 2014 include $5.1 million related to the Company's corporate operations and have been allocated to the each segment based on a percentage of total revenue.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Segment Information (continued)

	Year Ended December 31, 2013
	Oil & Gas	Utility T&D	Professional Services	Canada	Eliminations	Consolidated
Revenue	$663,293	$386,952	$403,780	$445,213	$(8,238)	$1,891,000
Contract operating expenses	646,407	333,525	331,339	380,415	(8,238)	1,683,448
Amortization of intangibles	348	9,559	2,566	—	—	12,473
General and administrative	59,331	23,487	51,308	29,422	—	163,548
Operating income (loss)	$(42,793)	$20,381	$18,567	$35,376	$—	31,531
Non-operating expenses						(43,531)
Provision for income taxes						14,534
Loss from continuing operations						(26,534)
Income from discontinued operations net of provision for income taxes						10,667
Net loss						$(15,867)

	Year Ended December 31, 2012
	Oil & Gas	Utility T&D	Professional Services	Canada	Eliminations	Consolidated
Revenue	$808,176	$425,748	$390,953	$216,793	$(7,382)	$1,834,288
Operating expenses	756,318	372,146	328,211	204,140	(7,382)	1,653,433
Amortization of intangibles	432	9,455	2,489	—	—	12,376
General and administrative	57,352	35,850	44,160	12,693	—	150,055
Goodwill impairment	—	6,593	1,474	—	—	8,067
Operating income (loss)	$(5,926)	$1,704	$14,619	$(40)	$—	10,357
Non-operating expenses						(33,369)
Provision for income taxes						4,727
Loss from continuing operations						(27,739)
Loss from discontinued operations net of provision for income taxes						(1,496)
Loss from continuing and discontinued operations						(29,235)
Less: Income attributable to noncontrolling interest						(976)
Net loss attributable to Willbros Group, Inc.						$(30,211)
Depreciation and amortization expense by segment are presented below (in thousands):

	Year Ended December 31,
	2014	2013	2012
Oil & Gas	$8,012	$8,567	$9,530
Utility T&D	21,344	22,695	26,092
Professional Services	4,730	5,089	5,357
Canada	2,159	2,679	2,196
Total	$36,245	$39,030	$43,175
Amounts above include corporate allocated depreciation of $2.4 million, $3.1 million and $4.2 million for the years ended December 31, 2014, 2013, and 2012, respectively.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Segment Information (continued)

Capital expenditures by segment are presented below (in thousands):

	Year Ended December 31,
	2014	2013	2012
Oil & Gas	$3,321	$3,661	$5,736
Utility T&D	4,212	2,834	1,819
Professional Services	3,723	3,050	1,469
Canada	1,675	3,928	661
Corporate	2,244	2,552	944
Total	$15,175	$16,025	$10,629
Total assets by segment as of December 31, 2014 and 2013 are presented below (in thousands):

	Year Ended December 31,
	2014	2013
Oil & Gas	$179,305	$234,004
Utility T&D	228,094	234,920
Professional Services	137,784	120,775
Canada	95,270	123,838
Corporate	44,697	57,448
Total assets, continuing operations	$685,150	$770,985
Due to a limited number of major projects and clients, the Company may at any one time have a substantial part of its operations dedicated to one project, client and country.
Customers representing 10 percent or more of total contract revenue are as follows:

	Year Ended December 31,
	2014	2013	2012
Oncor	8.6%	12.3%	17.2%
Enterprise Products Partners L.P.	8.5%	11.1%	10.5%
Information about the Company’s operations in its work countries is shown below (in thousands):

	Year Ended December 31,
	2014	2013	2012
Contract revenue:
United States	$1,617,343	$1,440,628	$1,611,141
Canada	404,589	445,213	216,793
Other	4,817	5,159	6,354
	$2,026,749	$1,891,000	$1,834,288

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Segment Information (continued)

	Year Ended December 31,
	2014	2013
Property, plant and equipment, net:
United States	$87,241	$98,127
Canada	7,140	7,955
Other	51	51
	$94,432	$106,133
14. Contingencies, Commitments and Other Circumstances
Contingencies
Central Maine Power
On January 20, 2014, the Company settled a lawsuit against Central Maine Power Company (“CMP”) in connection with an existing project to install transmission lines and perform construction services for CMP, for the project generally known as the Transmission Line Construction of the Southern Loop and Southern Connector portion of the Maine Power Reliability Program (the “MPRP Project”). Under terms of the settlement, CMP made a payment to the Company in the first quarter of 2014 of approximately $20.1 million, which consists of $17.0 million in settlement proceeds and $3.1 million as an early payment of retention. In addition, CMP has extended the schedule and provided other relief to reduce the Company’s cost on the remainder of the MPRP Project. The Company completed the MPRP Project during the third quarter of 2014.
Litigation and Regulatory Matters Related to the Company's October 21, 2014 Press Release Announcing the Restatement of Condensed Consolidated Financial Statements for the Quarterly Period Ended June 30, 2014
After the Company announced it would be restating its Condensed Consolidated Financial Statements for the quarterly period ended June 30, 2014, a complaint was filed in the United States District Court for the Southern District of Texas on October 28, 2014 seeking class action status on behalf of the Company’s shareholders and alleging damages on their behalf arising from the matters that led to the restatement. The defendants in the case, Ray Walters v. Willbros Group, Inc. et al, are the Company and its former chief executive officer and current chief financial officer. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, arising out of the restatement of the Company’s second quarter 2014 financial statements and seeks undisclosed damages. As this matter is at a very early stage, the Company is not able at this time to determine the likelihood of loss, if any, arising from this matter. The Company believes the claims are without merit and intends to defend against them vigorously.

In addition, two shareholder derivative complaints have been filed. The first, Markovich v. Harl et al, was filed on November 6, 2014 in State District Court for Harris County, Texas. The second, Kumarante v. McNabb et al, was filed on March 4, 2015 in the United States District Court for the Southern District of Texas. Both lawsuits are filed on behalf of the Company naming certain current and former officers and members of the Company's board of directors as defendants and the Company as a nominal defendant. The complaints allege that the officer and board member defendants breached their fiduciary duties by permitting the Company's internal controls to be inadequate, wasted corporate assets and were unjustly enriched. As these matters are at a very early stage, the Company is not able at this time to determine the likelihood of loss, if any, arising from these matters.
Other
The Company has received requests for information from the Securities Exchange Commission ("SEC") regarding the restatement of its previously issued condensed consolidated financial statements for the quarterly periods ending March 31, 2014 and June 30, 2014. The Company has been and intends to continue providing full cooperation with the SEC.
In addition to the matters discussed above and in Note 16 – Discontinued Operations, the Company is party to a number of other legal proceedings. Management believes that the nature and number of these proceedings are typical for a firm of

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Contingencies, Commitments and Other Circumstances (continued)

similar size engaged in a similar type of business and that none of these proceedings is material to the Company’s consolidated results of operations, financial position or cash flows.
Commitments
From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds and financial guarantees. Contracts with the Company’s customers may require the Company to secure letters of credit or surety bonds with regard to the Company’s performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or surety bonds in lieu of contract retention provisions, where the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At December 31, 2014, the Company had approximately $51.1 million of outstanding letters of credit, all of which related to continuing operations. This amount represents the maximum amount of payments the Company could be required to make if these letters of credit are drawn upon. Additionally, the Company issues surety bonds customarily required by commercial terms on construction projects. At December 31, 2014, the Company had bonds outstanding, primarily performance bonds, with a face value at $401.6 million related to continuing operations. This amount represents the bond penalty amount of future payments the Company could be required to make if the Company fails to perform its obligations under such contracts. The performance bonds do not have a stated expiration date; rather, each is released when the contract is accepted by the owner. The Company’s maximum exposure as it relates to the value of the bonds outstanding is lowered on each bonded project as the cost to complete is reduced. As of December 31, 2014, no liability has been recognized for letters of credit or surety bonds.
Operating Leases
The Company has certain operating leases for various equipment and office facilities. Rental expense for continuing operations excluding daily rentals and reimbursable rentals under cost plus contracts was $41.5 million in 2014, $42.3 million in 2013, and $34.9 million in 2012.
Minimum lease commitments under operating leases as of December 31, 2014, totaled $149.7 million and are payable as follows: 2015, $39.5 million; 2016, $26.3 million; 2017, $20.3 million; 2018, $15.8 million; 2019, $13.2 million and thereafter, $34.6 million.
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
There were no transfers between levels in 2014.
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, notes payable, long-term debt and interest rate contracts. The fair value estimates of the Company’s financial instruments have been determined using available market information and appropriate valuation methodologies and approximate carrying value.
Financial Instruments Measured at Fair Value on a Recurring Basis
The Company measures certain financial instruments at fair value on a recurring basis. The fair value of these financial instruments (in thousands) was determined using the following inputs as of December 31, 2014 and December 31, 2013:

	Year Ended December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$4,075	$—	$4,075	$—

	Year Ended December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$2,473	$—	$2,473	$—

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Fair Value Measurements (continued)

Hedging Arrangements
The Company attempts to negotiate contracts that provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at December 31, 2014 or December 31, 2013.
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
In September 2010, the Company entered into two interest rate swap agreements for a total notional amount of $150.0 million to hedge changes in the variable rate interest expense on $150.0 million of its then existing or replacement LIBOR indexed debt. Under each swap agreement, the Company was to receive interest at either three-month LIBOR or 2 percent (whichever was greater) and pay interest at a fixed rate of 2.68 percent through June 30, 2014. Through August 7, 2013, the swap agreements were designated and qualified as cash flow hedging instruments, with the effective portion of the swaps’ change in fair value recorded in OCI. Amounts in OCI were reclassified to interest expense when the hedged interest payments on the underlying debt were recognized during the period when the swaps were designated as cash flow hedges. Through August 7, 2013, the swaps were highly effective hedges, and only an immaterial amount of hedge ineffectiveness was recorded in the Consolidated Statements of Operations. On August 7, 2013, the swaps were de-designated due to the refinancing of the underlying debt, which decreased the interest rate floor from 2 percent to 1.25 percent. In addition, on August 7, 2013, each swap agreement was transferred to another party through a novation transaction, which increased the Company’s interest rate to 2.70 percent through June 30, 2014. Changes in the value of the swaps that remain open are reported in earnings and were immaterial for the year ended December 31, 2014.
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

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Fair Value Measurements (continued)

	Liability Derivatives
	December 31, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts – swaps	Other current liabilities	$1,865	Other current liabilities	$1,505
Interest rate contracts – swaps	Other long-term liabilities	$2,210	Other long-term liabilities	$968
Total derivatives		$4,075		$2,473

For the Year Ended December 31,
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivative (Effective Portion)			Financial Statement Classification	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2014	2013	2012		2014	2013	2012
Interest rate contracts	$(3,108)	$(2,053)	$(326)	Interest expense, net	$1,506	$1,021	$781
Total	$(3,108)	$(2,053)	$(326)		$1,506	$1,021	$781
16. Discontinued Operations
Business and Asset Disposals
CTS
In the second quarter of 2014, the Company sold its CTS business to a private buyer. In connection with the disposition, the Company recorded total proceeds of $25.0 million and recognized a net loss on sale of $8.2 million. The net loss is inclusive of a non-cash charge of $15.0 million related to intangible assets associated with the sold business.
Hawkeye
In the fourth quarter of 2013, the Company sold certain assets comprising its Hawkeye business to Elecnor Hawkeye,
LLC, a subsidiary of Elecnor, Inc. (“Elecnor”). In connection with the sale, the Company recorded total consideration of $27.7 million, subject to a post-closing working capital adjustment. At the closing, Elecnor delivered two letters of credit, one to the Company for $16.2 million and the other to the escrow agent for $8.0 million. The Company recognized a net loss on the sale of $2.7 million in the fourth quarter of 2013. As a result, the disposition had no impact on the operating results in the year ended December 31, 2014.
In the first quarter of 2014, the Company received $21.2 million in cash consisting of full payment against the $16.2 million letter of credit and $5.0 million of the $8.0 million in escrow. The Company received $0.7 million of additional proceeds in the second quarter of 2014, and an additional $0.8 million in July 2014. The Company expects to receive approximately $3.5 million of the remaining $5.0 million in proceeds once the post-closing working capital adjustment is finalized.
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

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Discontinued Operations (continued)

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
The Settlement Agreement required that WGHI make periodic payments to WAPCo totaling $55.5 million. Payments made to WAPCo during 2012, 2013 and the second quarter of 2014 totaled $22.8 million. On December 30, 2014, the Company made a final payment to WAPCo of $32.7 million. The Company and WGHI have now fulfilled all of the terms of the Settlement Agreement.
The Company currently has no employees working in Nigeria and does not intend to return to Nigeria.
Results of Discontinued Operations
Condensed Statements of Operations of the Discontinued Operations for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Year Ended December 31, 2014
	Canada	Libya	WAGP	CTS	Hawkeye	Oman	Other	Total
Contract revenue	$—	$—	$—	$24,361	$11,696	$—	$—	$36,057
Operating loss	—	—	—	(9,538)	(14,768)	—	—	(24,306)
Pre-tax loss	—	—	—	(9,538)	(15,011)	—	—	(24,549)
Provision for taxes	—	—	—	—	—	—	—	—
Net loss	—	—	—	(9,538)	(15,011)	—	—	(24,549)

	Year Ended December 31, 2013
	Canada	Libya	WAGP	CTS	Hawkeye	Oman	Other	Total
Contract revenue	$—	$—	$—	$127,783	$81,724	$—	$—	$209,507
Operating income (loss)	(27)	(70)	29	2,600	(15,461)	23,639	(507)	10,203
Pre-tax income (loss)	(27)	(70)	29	3,098	(15,620)	23,639	(382)	10,667
Provision for taxes	—	—	—	—	—	—	—	—
Net income (loss)	(27)	(70)	29	3,098	(15,620)	23,639	(382)	10,667

	Year Ended December 31, 2012
	Canada	Libya	WAGP	CTS	Hawkeye	Oman	Other	Total
Contract revenue	$31,587	$—	$—	$94,512	$108,878	$75,446	$—	$310,423
Operating income (loss)	12,779	(58)	(4,274)	4,447	(20,825)	6,392	(239)	(1,778)
Pre-tax income (loss)	13,848	(58)	(4,274)	4,448	(20,685)	6,566	2,567	2,412
Provision for taxes	2,796	—	—	—	—	1,112	—	3,908
Net income (loss)	11,052	(58)	(4,274)	4,448	(20,685)	5,454	2,567	(1,496)

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Discontinued Operations (continued)

Condensed Balance Sheets of the Discontinued Operations are as follows (in thousands):

	December 31, 2014
	Hawkeye	CTS	WAPCo	Total
Cash and cash equivalents	$—	$—	$—	$—
Accounts receivable, net	5,564	—	—	5,564
Contract cost and recognized income not yet billed	66	—	—	66
Property, plant and equipment, net	511	—	—	511
Prepaid expenses	16	—	—	16
Other	900	—	—	900
Total assets	7,057	—	—	7,057
Accounts payable and accrued liabilities	$3,970	$—	$—	$3,970
Other	1,215	—	—	1,215
Total liabilities	5,185	—	—	5,185
Net assets of discontinued operations	1,872	—	—	1,872

	December 31, 2013
	Hawkeye	CTS	WAPCo	Total
Cash and cash equivalents	$1,041	$—	$—	$1,041
Accounts receivable, net	36,404	17,607	—	54,011
Contract cost and recognized income not yet billed	18,379	2,047	—	20,426
Property, plant and equipment, net	1,195	5,433	—	6,628
Intangible assets, net	—	15,654	—	15,654
Other	1,704	219	—	1,923
Total assets	58,723	40,960	—	99,683
Accounts payable and accrued liabilities	$9,952	$7,858	$—	$17,810
Settlement obligations	—	—	36,500	36,500
Other	178	377	—	555
Total liabilities	10,130	8,235	36,500	54,865
Net assets (liabilities) of discontinued operations	48,593	32,725	(36,500)	44,818

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data for the year ended December 31, 2014 and 2013 is presented below (in thousands).

Year 2014 Quarter Ended	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Total 2014
Contract revenue	$476,538	$539,790	$559,693	$450,728	$2,026,749
Contract income	34,542	46,370	60,003	33,107	174,022
Operating income (loss)	(5,649)	6,560	11,418	(15,137)	(2,808)
Income (loss) from continuing operations before income taxes	(13,327)	(2,016)	3,609	(36,971)	(48,705)
Income (loss) from continuing operations net of provision for income taxes	(16,996)	(4,891)	870	(34,261)	(55,278)
Loss from discontinued operations net of provision for income taxes	(7,994)	(10,620)	(4,229)	(1,706)	(24,549)
Net loss	$(24,990)	$(15,511)	$(3,359)	$(35,967)	$(79,827)
Basic income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$(0.35)	$(0.10)	$0.02	$(0.69)	$(1.12)
Loss from discontinued operations	(0.16)	(0.22)	(0.09)	(0.03)	(0.50)
Net loss	$(0.51)	$(0.32)	$(0.07)	$(0.72)	$(1.62)
Diluted income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$(0.35)	$(0.10)	$0.02	$(0.69)	$(1.12)
Loss from discontinued operations	(0.16)	(0.22)	(0.08)	(0.03)	(0.50)
Net loss	$(0.51)	$(0.32)	$(0.06)	$(0.72)	$(1.62)
Weighted average number of common shares outstanding
Basic	48,847,349	49,336,581	49,414,847	49,630,085	49,310,044
Diluted	48,847,349	49,336,581	50,226,661	49,630,085	49,310,044
Additional Notes:

•
During the quarter ended June 30, 2014, the Company sold its CTS business to a private buyer. In connection with the disposition, the Company recorded total proceeds of $25.0 million and recognized a net loss on sale of $8.2 million. The net loss is inclusive of a non-cash charge of $15.0 million related to intangible assets associated with the sold business. This net loss on sale is included in the line item "Income (loss) from discontinued operations net of provision for income taxes."

•	During the quarter ended June 30, 2014, the Company recorded debt extinguishment costs of $0.9 million, which consisted of Original Issue Discount and other financing costs.

•
During the quarter ended December 31, 2014, the Company recorded debt extinguishment costs of $14.3 million, which consisted of a 3 percent prepayment premium, Original Issue Discount and other financing costs.

•
The Company recorded out-of-period adjustments during the year ended December 31, 2014 related to the calculation of its state tax provision and the overstatement of rent expense. The net impact of these adjustments was an increase to pre-tax loss of $0.2 million and a decrease to net loss from continuing operations and net loss of $0.3 million. The Company does not believe these adjustments are material individually or in the aggregate to its consolidated financial statements for the year ended December 31, 2014, nor does it believe such items are material to any of its previously issued consolidated quarterly and annual financial statements.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Quarterly Financial Data (Unaudited) (continued)

•
The Company recorded out-of-period adjustments during the quarter ended December 31, 2014 related to the understatement of union wages and the overstatement of unbilled revenue in the Oil & Gas segment. The net impact of these adjustments was an understatement of pre-tax loss, net loss from continuing operations and net loss of $0.1 million for the three months ended March 31, 2014, an understatement of pre-tax loss, net loss from continuing operations and net loss of $0.8 million for the three months ended June 30, 2014, an overstatement of pre-tax income, net income from continuing operations and an understatement of net loss of $1.0 million for the three months ended September 30, 2014. Correcting these adjustments increased pre-tax loss, net loss from continuing operations and net loss by $1.9 million for the three months ended December 31, 2014. The Company does not believe these adjustments are material, individually or in the aggregate, to its Condensed Consolidated Financial Statements for the three months ended March 31, 2014, June 30, 2014, September 30, 2014 or December 31, 2014.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Quarterly Financial Data (Unaudited) (continued)

Year 2013 Quarter Ended	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Total 2013
Contract revenue	$470,911	$435,845	$479,104	$505,140	$1,891,000
Contract income	38,115	50,423	56,218	62,796	207,552
Operating income (loss)	(1,462)	6,291	11,352	15,350	31,531
Income (loss) from continuing operations before income taxes	(8,921)	(1,436)	(8,777)	7,134	(12,000)
Loss from continuing operations net of provision for income taxes	(11,533)	(2,562)	(11,982)	(457)	(26,534)
Income (loss) from discontinued operations net of provision for income taxes	15,725	(4,339)	(13,951)	13,232	10,667
Net income (loss)	$4,192	$(6,901)	$(25,933)	$12,775	$(15,867)
Basic income (loss) per share attributable to Company shareholders:
Loss from continuing operations	$(0.24)	$(0.05)	$(0.25)	$—	$(0.54)
Income (loss) from discontinued operations	0.33	(0.09)	(0.29)	0.27	0.22
Net income (loss)	$0.09	$(0.14)	$(0.54)	$0.27	$(0.32)
Diluted income (loss) per share attributable to Company shareholders:
Loss from continuing operations	$(0.24)	$(0.05)	$(0.25)	$—	$(0.54)
Income (loss) from discontinued operations	0.33	(0.09)	(0.29)	0.27	0.22
Net income (loss)	$0.09	$(0.14)	$(0.54)	$0.27	$(0.32)
Weighted average number of common shares outstanding
Basic	48,307,330	48,586,757	48,642,180	48,704,399	48,560,167
Diluted	48,307,330	48,586,757	48,642,180	48,704,399	48,560,167
Additional Notes:

•
During the quarter ended March 31, 2013, the Company sold all of its shares of capital in Willbros Middle East Limited, which held the Company’s operations in Oman. As a result, the Company recognized a gain of $23.6 million on the sale, which is included in the line item “Income (loss) from discontinued operations, net of provision for income taxes. In addition, the results of operations specific to this business are classified as discontinued operations for all periods presented.

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

•
During the quarter ended December 31, 2013, the Company sold certain assets comprising its electric and gas distribution business in the Northeast (“Hawkeye”). As a result, the Company recognized a net loss in 2013 of $2.7 million on the sale, which is included in the line item “Income (loss) from discontinued operations, net of provision for income taxes. In addition, the results of operations specific to this business are classified as discontinued operations for all periods presented.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. Subsequent Events

Business Disposals
UtilX
On March 17, 2015, the Company sold all of its equity interests of UtilX to Novinium, Inc. for approximately $40.0 million in cash, of which $0.5 million was deposited into an escrow account for a period of six months to cover post-closing adjustments and any indemnification obligations of the Company. The closing consideration is subject to working capital and other typical post-closing adjustments.
Premier
On March 31, 2015, the Company sold all of its membership units in Premier Utility Services, LLC ("Premier") to USIC Locating Services, LLC for approximately $51.0 million in cash, of which $4.0 million was deposited into an escrow account for a period of up to eighteen months to cover post-closing adjustments and any indemnification obligations of the Company. The closing consideration is subject to typical post-closing adjustments.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
As of December 31, 2014, we have carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were not effective as of December 31, 2014, due to the material weakness in the completeness and accuracy of estimated total revenues, costs and profits at completion for construction contracts accounted for under the percentage-of-completion method of accounting by the Oil & Gas segment, as described below.
Management’s Report on Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment of internal control over financial reporting, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”).
Based on management’s assessment using the COSO criteria, we have concluded that our internal control over financial reporting was not effective as of December 31, 2014, due to material weaknesses in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses as of December 31, 2014.
Internal Control over Estimated Total Revenues, Costs and Profits at Completion for Construction Contracts Accounted for under the Percentage-of-Completion Method in the Oil & Gas segment
As reported in our Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2014 and June 30, 2014 and in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, our Oil & Gas segment incorrectly estimated total revenues, costs and profits at completion for two significant pipeline construction projects accounted for under the percentage-of-completion method of accounting. As a result, we did not maintain effective controls over the completeness and accuracy of estimated total revenues, costs and profits at completion for construction contracts accounted for under the percentage-of-completion method of accounting by the aforementioned segment. Specifically, we did not adequately perform project oversight reviews and monitor compliance with our policies and procedures around estimating total revenues, costs and profits at completion for these pipeline construction projects. This material weakness could result in misstatement of the aforementioned accounts and disclosures that would result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.
Internal Control over the Assessment of Significant Risks and Uncertainties Associated with Financial Covenant Compliance and Liquidity and Capital Resource Needs
We did not maintain effective internal controls over the assessment of significant risks and uncertainties associated with our ability to comply with financial covenants contained in our credit agreements and over the assessment of our ability to meet our liquidity and capital resource needs for a reasonable period of time primarily as a result of not reflecting certain business conditions timely and adequately in our forecast process. This material weakness could result in the failure to properly classify debt as a current liability, and the omission of material disclosures regarding significant risks and uncertainties associated with future covenant compliance, liquidity and capital resources in the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.
The effectiveness of the our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated, in their report included in this Annual Report on Form 10-K.
Remediation Plans for Material Weakness in Internal Control Over Financial Reporting
In response to the identified material weaknesses described above, our management, with oversight from our Audit Committee, will perform remediation plans that include the following.
Internal Control over Estimated Total Revenues, Costs and Profits at Completion for Construction Contracts Accounted for under the Percentage-of-Completion Method in the Oil & Gas segment
Complete training for all appropriate personnel within our Oil & Gas segment regarding the application of our policies and procedures for the oversight and monitoring of the determination of estimated total revenues, costs and profits at completion for construction contracts accounted for under the percentage-of-completion method of accounting.
Internal Control over the Assessment of Significant Risks and Uncertainties Associated with Financial Covenant Compliance and Liquidity and Capital Resource Needs
Implement additional controls and procedures to ensure the necessary steps are taken such that Management considers historical performance, the macro-economic environment in which the Company operates and other Company-specific facts and circumstances in developing appropriate Company-wide forecasts to assess future compliance with financial covenants and liquidity and capital resource needs.
Until the remediation steps set forth above are fully implemented and concluded to be operating effectively, the material weaknesses described above will continue to exist.
Changes in Internal Control over Financial Reporting
The identification of the material weakness in the assessment of significant risks and uncertainties associated with our ability to comply with financial covenants contained in our credit agreements and over the assessment of our ability to meet our liquidity and capital resource needs for a reasonable period of time, was a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended December 31, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
(2) Financial Statement Schedule:

2014
Form 10-K
Page(s)
Schedule II – Consolidated Valuation and Qualifying Accounts	110
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

2.2
Stock Purchase Agreement, dated as of March 17, 2015, by and between Novinium, Inc., the Seller and the Company (filed as Exhibit 2.1 to our current report on Form 8-K dated March 17, 2015, filed March 23, 2015).

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

4.2
Amended and Restated Stockholder Agreement, dated as of March 19, 2015, by and between the Company and InfrastruX Holdings, LLC (filed as Exhibit 4.1 to our current report on Form 8-K dated March 17, 2015, filed March 23, 2015).

10.1
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

10.2	First Amendment to ABL Credit Agreement dated as of August 30, 2013 (filed as Exhibit 10.3 to our report on Form 10-Q for the quarter ended September 30, 2013, filed November 6, 2013).
10.3	Waiver and Second Amendment to ABL Credit Agreement dated as of April 1, 2014 (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended March 31, 2014, filed May 6, 2014).
10.4	Third Amendement to ABL Credit Agreement dated as of December 15, 2014 (filed as Exhibit 10.1 to our current report on Form 8-K dated December 15, 2014, filed December 19, 2014).
10.5
Credit Agreement dated as of December 15, 2014, among Willbros Group, Inc., as borrower, certain subsidiaries, as guarantors, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and KKR Credit Advisors (US) LLC, as Sole Lead Arranger and Sole Bookrunner (filed as Exhibit 10.2 to our current report on Form 8-K dated December 15, 2014, filed December 19, 2014).

10.6*	Form of Indemnification Agreement between our directors and officers and us (filed as Exhibit 10 to our report on Form 10-Q for the quarter ended June 30, 2009, filed August 6, 2009).
10.7*	Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.8 to our Registration Statement on Form S-1, Registration No. 333-5413 (the “S-1 Registration Statement”)).
10.8*	Amendment Number 1 to Willbros Group, Inc. 1996 Stock Plan dated February 24, 1999 (filed as Exhibit A to our Proxy Statement for Annual Meeting of Stockholders dated March 31, 1999).
10.9*	Amendment Number 2 to Willbros Group, Inc. 1996 Stock Plan dated March 7, 2001 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 2, 2001).
10.10*	Amendment Number 3 to Willbros Group, Inc. 1996 Stock Plan dated January 1, 2004 (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).
10.11*	Amendment Number 4 to Willbros Group, Inc. 1996 Stock Plan dated March 10, 2004 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2004).
10.12*	Amendment Number 5 to Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated July 5, 2006).
10.13*	Amendment Number 6 to Willbros Group, Inc. 1996 Stock Plan dated March 27, 2008 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2008).
10.14*	Amendment Number 7 to Willbros Group, Inc. 1996 Stock Plan dated December 31, 2008 (filed as Exhibit 10.12 to our report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009).
10.15*	Amendment Number 8 to Willbros Group, Inc. 1996 Stock Plan dated March 12, 2009 (filed as Exhibit 10.12 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).
10.16*
Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 1996, filed March 31, 1997 (the “1996 Form 10-K”)).

10.17*	Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.14 to the 1996 Form 10-K).
10.18*	Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.6 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).
10.19*
Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.14 to our report on Form 10-K for the year ended December 31, 2004, filed November 22, 2005 (the “2004 Form 10-K”)).

10.20*	Form of Restricted Stock Rights Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.15 to the 2004 Form 10-K).
10.21*
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

10.25*	Willbros Group, Inc. Director Stock Plan (filed as Exhibit 10.9 to the S-1 Registration Statement).
10.26*	Amendment Number 1 to Willbros Group, Inc. Director Stock Plan dated January 1, 2002 (filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 2001, filed February 20, 2002).
10.27*	Amendment Number 2 to the Willbros Group, Inc. Director Stock Plan dated February 18, 2002 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 30, 2002).
10.28*	Amendment Number 3 to the Willbros Group, Inc. Director Stock Plan dated January 1, 2004 (filed as Exhibit 10.5 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).
10.29*	Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan (filed as Exhibit 10.19 to our report on Form 10-K for the year ended December 31, 2007, filed February 29, 2008).
10.30*
Amendment Number 1 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated March 27, 2008 (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2008).

10.31*
Amendment Number 2 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated January 8, 2010 (filed as Exhibit 10.28 to our report on Form 10-K for the year ended December 31, 2009, filed March 11, 2010).

10.32*
Amendment Number 3 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated August 25, 2010 (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended September 30, 2010, filed November 9, 2010).

10.33*
Amendment Number 4 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated March 22, 2012 (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated April 20, 2012).

10.34*
Amendment Number 5 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated May 14, 2012 (filed as Exhibit 99 to our current report on Form 8-K dated May 14, 2012, filed May 14, 2012).

10.35*
Amendment Number 6 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated August 23, 2012 (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012).

10.36*
Amendment Number 7 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated March 20, 2014 (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated April 15, 2014).

10.37*
Assumption and General Amendment of Employee Stock Plan and Directors’ Stock Plans and General Amendment of Employee Benefit Programs of Willbros Group, Inc. dated March 3, 2009, between Willbros Group, Inc., a Republic of Panama corporation, and Willbros Group, Inc., a Delaware corporation (filed as Exhibit 10.2 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

10.38*	Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2010).
10.39*
Amendment Number 1 to Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan dated March 22, 2012 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 20, 2012).

10.40*
Amendment Number 2 to Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan dated April 4, 2014 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 15, 2014).

10.41*
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

10.44*
Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.6 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.45*
Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.7 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.46*
Form of Performance-Based Long-Term Incentive Award Agreement for Chief Executive Officer under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended June 30, 2011, filed August 2, 2011).

10.47*
Form of Performance-Based Restricted Stock Units Award Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.3 to our report on Form 10-Q for the quarter ended June 30, 2011, filed August 2, 2011).

10.48*	Willbros Group, Inc. 2010 Management Severance Plan for Executives (filed as Exhibit 10.4 to our report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011 (the “2010 Form 10-K”)).
10.49*	Willbros Group, Inc. Management Severance Plan for Executives - Canada.
10.50*	Willbros Group, Inc. 2010 Nonqualified Deferred Compensation Plan (filed as Exhibit 10.41 to the 2010 Form 10-K).
10.51*
Employment Agreement dated as of September 20, 2010, between Willbros United States Holdings, Inc. and Robert R. Harl (filed as Exhibit 10.1 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.52*
Amendment No. 1 dated April 16, 2013 to Employment Agreement dated September 20, 2010, among Willbros United States Holdings, Inc., Willbros Group, Inc. and Robert R. Harl (filed as Exhibit 10 to our current report on Form 8-K dated April 16, 2013, filed April 18, 2013).

10.53*
Bonus Agreement dated as of September 20, 2010, between Willbros United States Holdings, Inc. and Robert R. Harl (filed as Exhibit 10.2 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.54*
Waiver Letter dated August 29, 2014, among Willbros United States Holdings, Inc., Willbros Group, Inc. and Robert R. Harl (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2014, filed December 15, 2014).

10.55*
Letter Agreement dated October 21, 2014, among Willbros United States Holdings, Inc., Willbros Group, Inc. and Robert R. Harl (filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended September 30, 2014, filed December 15, 2014).

10.56*
Employment Agreement dated November 17, 2011, between Willbros United States Holdings, Inc. and Van A. Welch (filed as Exhibit 10 to our current report on Form 8-K dated November 17, 2011, filed November 23, 2011).

10.57*	Waiver and Release Agreement dated as of October 20, 2014 between Willbros Group, Inc. and Earl R. Collins.
10.58*
Waiver and Release Agreement dated as of May 19, 2014 between Willbros Group, Inc. and Jerrit Coward (filed as Exhibit 10.3 to our report on Form 10-Q for the quarter ended June 30, 2014, filed August 5, 2014).

10.59*	Amended and Restated Management Incentive Compensation Program (Effective May 23, 2011) (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2011, filed August 2, 2011).
10.60
Deferred Prosecution Agreement among Willbros Group, Inc., a Republic of Panama corporation, Willbros International, Inc. and the Department of Justice filed on May 14, 2008 with the United States District Court, Southern District of Texas, Houston Division (filed as Exhibit 10 to our current report on Form 8-K dated May 14, 2008, filed May 15, 2008).

10.61
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

WILLBROS GROUP, INC.

Date: March 31, 2015	By:	/s/ John T. McNabb, II
John T. McNabb, II
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John T. McNabb, II	Chief Executive Officer and	March 31, 2015
John T. McNabb, II	Chairman of the Board
(Principal Executive Officer)

/s/ Van A. Welch	Executive Vice President and	March 31, 2015
Van A. Welch	Chief Financial Officer
(Principal Financial Officer)

/s/ Geoffrey C. Stanford	Vice President and	March 31, 2015
Geoffrey C. Stanford	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Edward J. DiPaolo	Director	March 31, 2015
Edward J. DiPaolo

/s/ Michael C. Lebens	Director	March 31, 2015
Michael C. Lebens

/s/ Daniel E. Lonergan	Director	March 31, 2015
Daniel E. Lonergan

/s/ Robert L. Sluder	Director	March 31, 2015
Robert L. Sluder

/s/ S. Miller Williams	Director	March 31, 2015
S. Miller Williams

WILLBROS GROUP, INC.
SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Year Ended	Description	Balance at Beginning of Year	Charged (Credited) to Costs and Expense	Charge Offs and Other	Balance at End of Year
December 31, 2012	Allowance for Bad Debts	$993	$1,295	$(68)	$2,220
December 31, 2012	Deferred Tax Valuation Allowance	36,871	15,045	—	51,916
December 31, 2013	Allowance for Bad Debts	$2,220	$1,245	$(2,064)	$1,401
December 31, 2013	Deferred Tax Valuation Allowance	51,916	10,912	—	62,828
December 31, 2014	Allowance for Bad Debts	$1,401	$3,547	$(1,305)	$3,643
December 31, 2014	Deferred Tax Valuation Allowance	62,828	17,966	—	80,794

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

2.2
Stock Purchase Agreement, dated as of March 17, 2015, by and between Novinium, Inc., the Seller and the Company (filed as Exhibit 2.1 to our current report on Form 8-K dated March 17, 2015, filed March 23, 2015).

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

4.2
Amended and Restated Stockholder Agreement, dated as of March 19, 2015, by and between the Company and InfrastruX Holdings, LLC (filed as Exhibit 4.1 to our current report on Form 8-K dated March 17, 2015, filed March 23, 2015).

10.1
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

10.2	First Amendment to ABL Credit Agreement dated as of August 30, 2013 (filed as Exhibit 10.3 to our report on Form 10-Q for the quarter ended September 30, 2013, filed November 6, 2013).
10.3	Waiver and Second Amendment to ABL Credit Agreement dated as of April 1, 2014 (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended March 31, 2014, filed May 6, 2014).
10.4	Third Amendement to ABL Credit Agreement dated as of December 15, 2014 (filed as Exhibit 10.1 to our current report on Form 8-K dated December 15, 2014, filed December 19, 2014).
10.5
Credit Agreement dated as of December 15, 2014, among Willbros Group, Inc., as borrower, certain subsidiaries, as guarantors, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and KKR Credit Advisors (US) LLC, as Sole Lead Arranger and Sole Bookrunner (filed as Exhibit 10.2 to our current report on Form 8-K dated December 15, 2014, filed December 19, 2014).

10.6*	Form of Indemnification Agreement between our directors and officers and us (filed as Exhibit 10 to our report on Form 10-Q for the quarter ended June 30, 2009, filed August 6, 2009).
10.7*	Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.8 to our Registration Statement on Form S-1, Registration No. 333-5413 (the “S-1 Registration Statement”)).
10.8*	Amendment Number 1 to Willbros Group, Inc. 1996 Stock Plan dated February 24, 1999 (filed as Exhibit A to our Proxy Statement for Annual Meeting of Stockholders dated March 31, 1999).
10.9*	Amendment Number 2 to Willbros Group, Inc. 1996 Stock Plan dated March 7, 2001 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 2, 2001).
10.10*	Amendment Number 3 to Willbros Group, Inc. 1996 Stock Plan dated January 1, 2004 (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).
10.11*	Amendment Number 4 to Willbros Group, Inc. 1996 Stock Plan dated March 10, 2004 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2004).
10.12*	Amendment Number 5 to Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated July 5, 2006).
10.13*	Amendment Number 6 to Willbros Group, Inc. 1996 Stock Plan dated March 27, 2008 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2008).
10.14*	Amendment Number 7 to Willbros Group, Inc. 1996 Stock Plan dated December 31, 2008 (filed as Exhibit 10.12 to our report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009).

10.15*	Amendment Number 8 to Willbros Group, Inc. 1996 Stock Plan dated March 12, 2009 (filed as Exhibit 10.12 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).
10.16*
Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 1996, filed March 31, 1997 (the “1996 Form 10-K”)).

10.17*	Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.14 to the 1996 Form 10-K).
10.18*	Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.6 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).
10.19*
Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.14 to our report on Form 10-K for the year ended December 31, 2004, filed November 22, 2005 (the “2004 Form 10-K”)).

10.20*	Form of Restricted Stock Rights Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.15 to the 2004 Form 10-K).
10.21*
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

10.25*	Willbros Group, Inc. Director Stock Plan (filed as Exhibit 10.9 to the S-1 Registration Statement).
10.26*	Amendment Number 1 to Willbros Group, Inc. Director Stock Plan dated January 1, 2002 (filed as Exhibit 10.13 to our report on Form 10-K for the year ended December 31, 2001, filed February 20, 2002).
10.27*	Amendment Number 2 to the Willbros Group, Inc. Director Stock Plan dated February 18, 2002 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 30, 2002).
10.28*	Amendment Number 3 to the Willbros Group, Inc. Director Stock Plan dated January 1, 2004 (filed as Exhibit 10.5 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).
10.29*	Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan (filed as Exhibit 10.19 to our report on Form 10-K for the year ended December 31, 2007, filed February 29, 2008).
10.30*
Amendment Number 1 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated March 27, 2008 (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2008).

10.31*
Amendment Number 2 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated January 8, 2010 (filed as Exhibit 10.28 to our report on Form 10-K for the year ended December 31, 2009, filed March 11, 2010).

10.32*
Amendment Number 3 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated August 25, 2010 (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended September 30, 2010, filed November 9, 2010).

10.33*
Amendment Number 4 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated March 22, 2012 (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated April 20, 2012).

10.34*
Amendment Number 5 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated May 14, 2012 (filed as Exhibit 99 to our current report on Form 8-K dated May 14, 2012, filed May 14, 2012).

10.35*
Amendment Number 6 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated August 23, 2012 (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012).

10.36*
Amendment Number 7 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated March 20, 2014 (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated April 15, 2014).

10.37*
Assumption and General Amendment of Employee Stock Plan and Directors’ Stock Plans and General Amendment of Employee Benefit Programs of Willbros Group, Inc. dated March 3, 2009, between Willbros Group, Inc., a Republic of Panama corporation, and Willbros Group, Inc., a Delaware corporation (filed as Exhibit 10.2 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

10.38*	Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2010).
10.39*
Amendment Number 1 to Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan dated March 22, 2012 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 20, 2012).

10.40*
Amendment Number 2 to Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan dated April 4, 2014 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 15, 2014).

10.41*
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

10.44*
Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.6 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.45*
Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.7 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.46*
Form of Performance-Based Long-Term Incentive Award Agreement for Chief Executive Officer under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended June 30, 2011, filed August 2, 2011).

10.47*
Form of Performance-Based Restricted Stock Units Award Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.3 to our report on Form 10-Q for the quarter ended June 30, 2011, filed August 2, 2011).

10.48*	Willbros Group, Inc. 2010 Management Severance Plan for Executives (filed as Exhibit 10.4 to our report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011 (the “2010 Form 10-K”)).
10.49*	Willbros Group, Inc. Management Severance Plan for Executives - Canada.
10.50*	Willbros Group, Inc. 2010 Nonqualified Deferred Compensation Plan (filed as Exhibit 10.41 to the 2010 Form 10-K).
10.51*
Employment Agreement dated as of September 20, 2010, between Willbros United States Holdings, Inc. and Robert R. Harl (filed as Exhibit 10.1 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.52*
Amendment No. 1 dated April 16, 2013 to Employment Agreement dated September 20, 2010, among Willbros United States Holdings, Inc., Willbros Group, Inc. and Robert R. Harl (filed as Exhibit 10 to our current report on Form 8-K dated April 16, 2013, filed April 18, 2013).

10.53*
Bonus Agreement dated as of September 20, 2010, between Willbros United States Holdings, Inc. and Robert R. Harl (filed as Exhibit 10.2 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.54*
Waiver Letter dated August 29, 2014, among Willbros United States Holdings, Inc., Willbros Group, Inc. and Robert R. Harl (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2014, filed December 15, 2014).

10.55*
Letter Agreement dated October 21, 2014, among Willbros United States Holdings, Inc., Willbros Group, Inc. and Robert R. Harl (filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended September 30, 2014, filed December 15, 2014).

10.56*
Employment Agreement dated November 17, 2011, between Willbros United States Holdings, Inc. and Van A. Welch (filed as Exhibit 10 to our current report on Form 8-K dated November 17, 2011, filed November 23, 2011).

10.57*	Waiver and Release Agreement dated as of October 20, 2014 between Willbros Group, Inc. and Earl R. Collins.
10.58*
Waiver and Release Agreement dated as of May 19, 2014 between Willbros Group, Inc. and Jerrit Coward (filed as Exhibit 10.3 to our report on Form 10-Q for the quarter ended June 30, 2014, filed August 5, 2014).

10.59*	Amended and Restated Management Incentive Compensation Program (Effective May 23, 2011) (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2011, filed August 2, 2011).
10.60
Deferred Prosecution Agreement among Willbros Group, Inc., a Republic of Panama corporation, Willbros International, Inc. and the Department of Justice filed on May 14, 2008 with the United States District Court, Southern District of Texas, Houston Division (filed as Exhibit 10 to our current report on Form 8-K dated May 14, 2008, filed May 15, 2008).

10.61
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