Form 10-Q
period 2015-03-31
Willbros Group, Inc.\NEW\
filed 2015-05-06
CIK 1449732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.05 par value, outstanding as of April 30, 2015 was 61,396,119.

WILLBROS GROUP, INC.
FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2015

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$38,988	$23,273
Accounts receivable, net	295,774	347,137
Contract cost and recognized income not yet billed	31,517	39,781
Prepaid expenses and other assets	23,531	25,432
Parts and supplies inventories	1,264	3,555
Deferred income taxes	6,030	6,621
Assets held for sale	1,700	—
Assets associated with discontinued operations	5,706	7,057
Total current assets	404,510	452,856
Property, plant and equipment, net	82,092	94,432
Intangible assets, net	98,713	116,130
Deferred income taxes	698	711
Other assets	27,190	28,078
Total assets	$613,203	$692,207
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$178,858	$207,313
Contract billings in excess of cost and recognized income	12,177	16,371
Current portion of capital lease obligations	940	917
Notes payable and current portion of long-term debt	7,749	7,476
Accrued income taxes	2,320	2,430
Other current liabilities	8,480	7,462
Liabilities associated with discontinued operations	4,740	5,185
Total current liabilities	215,264	247,154
Long-term debt	214,862	280,170
Capital lease obligations	226	467
Long-term liabilities for unrecognized tax benefits	109	117
Deferred income taxes	6,304	6,895
Other long-term liabilities	42,085	43,579
Total liabilities	478,850	578,382
Contingencies and commitments (Note 13)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 70,000,000 shares authorized and 62,554,459 shares issued at March 31, 2015 (52,094,931 at December 31, 2014)	3,114	2,597
Additional paid-in capital	738,866	703,728
Accumulated deficit	(591,569)	(581,745)
Treasury stock at cost, 1,547,593 shares at March 31, 2015 (1,430,690 at December 31, 2014)	(13,994)	(13,832)
Accumulated other comprehensive income (loss)	(2,353)	2,788
Total Willbros Group, Inc. stockholders’ equity	134,064	113,536
Noncontrolling interest	289	289
Total stockholders’ equity	134,353	113,825
Total liabilities and stockholders’ equity	$613,203	$692,207
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Contract revenue	$346,932	$476,538
Operating expenses:
Contract	327,643	441,996
Amortization of intangibles	3,095	3,119
General and administrative	35,632	37,072
Gain on sale of subsidiaries	(58,549)	—
Other charges	3,950	—
	311,771	482,187
Operating income (loss)	35,161	(5,649)
Non-operating expenses:
Interest expense, net	(8,296)	(7,718)
Debt covenant suspension and extinguishment charges	(35,869)	—
Other, net	(110)	40
	(44,275)	(7,678)
Loss from continuing operations before income taxes	(9,114)	(13,327)
Provision for income taxes	317	3,669
Loss from continuing operations	(9,431)	(16,996)
Loss from discontinued operations net of provision for income taxes	(393)	(7,994)
Net loss	$(9,824)	$(24,990)
Basic loss per share attributable to Company shareholders:
Loss from continuing operations	$(0.19)	$(0.35)
Loss from discontinued operations	(0.01)	(0.16)
Net loss	$(0.20)	$(0.51)
Diluted loss per share attributable to Company shareholders:
Loss from continuing operations	$(0.19)	$(0.35)
Loss from discontinued operations	(0.01)	(0.16)
Net loss	$(0.20)	$(0.51)
Weighted average number of common shares outstanding:
Basic	49,819,388	48,847,349
Diluted	49,819,388	48,847,349
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(9,824)	$(24,990)
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(4,651)	(2,063)
Changes in derivative financial instruments	(490)	(785)
Total other comprehensive loss, net of tax	(5,141)	(2,848)
Total comprehensive loss	$(14,965)	$(27,838)
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(9,824)	$(24,990)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	393	7,994
Depreciation and amortization	8,619	9,164
Impairment of long-lived asset	1,979	—
Debt covenant suspension and extinguishment charges	35,869	—
Stock-based compensation	1,918	2,479
Amortization of debt issuance costs	161	156
Non-cash interest expense	—	302
Deferred income tax expense	(36)	3,177
Gain on disposal of property and equipment	(280)	(1,242)
Gain on sale of subsidiaries	(58,549)	—
Provision for (recovery of) bad debts	(118)	68
Changes in operating assets and liabilities:
Accounts receivable, net	28,985	7,075
Contract cost and recognized income not yet billed	7,867	(26,831)
Prepaid expenses and other assets	1,120	(3,521)
Accounts payable and accrued liabilities	(16,021)	9,681
Accrued income taxes	(139)	(3,073)
Contract billings in excess of cost and recognized income	(4,192)	22,996
Other assets and liabilities, net	(1,646)	(3,721)
Cash used in operating activities of continuing operations	(3,894)	(286)
Cash provided by operating activities of discontinued operations	116	15,348
Cash provided by (used in) operating activities	(3,778)	15,062
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	453	1,742
Proceeds from sale of subsidiaries	85,741	21,152
Purchases of property, plant and equipment	(1,641)	(3,635)
Cash provided by investing activities of continuing operations	84,553	19,259
Cash provided by investing activities of discontinued operations	397	—
Cash provided by investing activities	84,950	19,259
Cash flows from financing activities:
Proceeds from revolver and notes payable	32,100	—
Payments on capital leases	(218)	(268)
Payments of revolver and notes payable	(30,279)	(19,097)
Payments on term loan facility	(65,537)	(2,902)
Cost of debt issuance	(527)	—
Payments to reacquire common stock	(162)	(893)
Cash used in financing activities of continuing operations	(64,623)	(23,160)
Cash used in financing activities of discontinued operations	—	(71)
Cash used in financing activities	(64,623)	(23,231)
Effect of exchange rate changes on cash and cash equivalents	(834)	(823)
Net increase in cash and cash equivalents	15,715	10,267
Cash and cash equivalents of continuing operations at beginning of period	23,273	42,569
Cash and cash equivalents of discontinued operations at beginning of period	—	1,041
Cash and cash equivalents at beginning of period	23,273	43,610
Cash and cash equivalents at end of period	38,988	53,877
Less: cash and cash equivalents of discontinued operations at end of period	—	—
Cash and cash equivalents of continuing operations at end of period	$38,988	$53,877
Supplemental disclosures of cash flow information:
Cash paid for interest (including discontinued operations)	$8,324	$7,037
Cash paid for income taxes (including discontinued operations)	$813	$7,216
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
The accompanying Condensed Consolidated Balance Sheet as of December 31, 2014, which has been derived from audited consolidated financial statements, and the unaudited Condensed Consolidated Financial Statements as of March 31, 2015 and 2014, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. However, the Company believes the presentations and disclosures herein are adequate to make the information not misleading. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s December 31, 2014 audited Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
In the opinion of management, the unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary to fairly state the financial position as of March 31, 2015, and the results of operations and cash flows of the Company for all interim periods presented. The results of operations and cash flows for the three months ended March 31, 2015 are not necessarily indicative of the operating results and cash flows to be achieved for the full year.
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
Reclassifications – Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. These reclassifications relate to the sale of the union refinery maintenance turnaround business unit, a related fabrication facility and associated tools and equipment (“CTS”) during the second quarter of 2014. See Note 15 – Discontinued Operations for additional discussion associated with these reclassifications.

2. New Accounting Pronouncements
In April 2015, the FASB issued guidance that simplifies the presentation of debt issuance costs with the requirement that debt issuance costs related to a debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. The Company is currently assessing the impact, if any, the guidance will have on its condensed consolidated financial statements.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Business Disposals

UtilX
On March 17, 2015, the Company sold all of its equity interests of UtilX Corporation ("UtilX") to Novinium, Inc. for approximately $40.0 million in cash, of which $0.5 million was deposited into an escrow account for a period of six months to cover post-closing adjustments and any indemnification obligations of the Company. The closing consideration is subject to working capital and other typical post-closing adjustments. The Company recorded a gain of $21.4 million in connection with this sale during the first quarter of 2015.
Premier
On March 31, 2015, the Company sold all of its membership units in Premier Utility Services, LLC ("Premier") to USIC Locating Services, LLC for approximately $51.0 million in cash, of which $4.0 million was deposited into an escrow account for a period of up to eighteen months to cover post-closing adjustments and any indemnification obligations of the Company. The closing consideration is subject to typical post-closing adjustments. The Company recorded a gain of $37.1 million in connection with this sale during the first quarter of 2015.
The two business disposals discussed above do not qualify as discontinued operations in accordance with Accounting Standards Update ("ASU") 2014-08, which the Company adopted on January 1, 2015.

4. Other Charges
Approximately $2.0 million in long-lived asset impairment charges, $0.7 million in lease abandonment charges, $0.5 million in employee severance charges and $0.3 million in the accelerated vesting of stock awards related to management changes and headcount reductions across the Company are included in the line item "Other charges" on the Condensed Consolidated Statement of Operations. Also included in this line item are $0.5 million in legal and accounting costs associated with the investigation of the root cause behind the deterioration of certain construction projects within the Oil & Gas segment which led to the restatements of the Company's Condensed Consolidated Financial Statements for the quarterly periods ended March 31, 2014 and June 30, 2014.

Activity in the accrual related to other charges for the quarter ended March 31, 2015 is as follows (in thousands):

	Employee Termination and Other Benefits	Lease abandonment	Long-lived asset impairment	Accounting and legal fees associated with restatement	Total
Accrued cost at December 31, 2014	$397	$—	$—	$3,413	$3,810
Costs recognized during Q1 2015	784	711	1,979	476	3,950
Cash payments	(451)	—		(3,114)	(3,565)
Non-cash charges (1)	(272)	—	(1,979)	—	(2,251)
Accrued cost at March 31, 2015	$458	$711	$—	$775	$1,944

(1)	Non-cash charges consist of $0.3 million of accelerated stock-based compensation and a $2.0 million long-lived asset impairment charge.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Contract cost and recognized income not yet billed and related amounts billed as of March 31, 2015 and December 31, 2014 was as follows (in thousands):

	March 31, 2015	December 31, 2014
Cost incurred on contracts in progress	$862,191	$981,518
Recognized income	75,884	90,994
	938,075	1,072,512
Progress billings and advance payments	(918,735)	(1,049,102)
	$19,340	$23,410
Contract cost and recognized income not yet billed	$31,517	$39,781
Contract billings in excess of cost and recognized income	(12,177)	(16,371)
	$19,340	$23,410
Contract cost and recognized income not yet billed includes $3.2 million and $2.8 million at March 31, 2015 and December 31, 2014, respectively, on completed contracts.
The balances billed but not paid by customers pursuant to retainage provisions in certain contracts are generally due upon completion of the contracts and acceptance by the customer. Based on the Company’s experience with similar contracts in recent years, the majority of the retainage balances at each balance sheet date are expected to be collected within the next 12 months. Current retainage balances at March 31, 2015 and December 31, 2014, were approximately $28.1 million and $43.4 million, respectively, and are included in “Accounts receivable” in the Condensed Consolidated Balance Sheets. There were no retainage balances with settlement dates beyond the next 12 months at March 31, 2015 and December 31, 2014.

6. Intangible Assets
The changes in the carrying amounts of intangible assets for the three months ended March 31, 2015 are detailed below (in thousands):

	Customer Relationships	Trademark / Tradename	Technology	Total
Balance as of December 31, 2014	$105,604	$7,505	$3,021	$116,130
Amortization	(2,641)	(332)	(122)	(3,095)
Additions	—	300	120	420
Disposals	(10,829)	(1,010)	(2,903)	(14,742)
Balance as of March 31, 2015	$92,134	$6,463	$116	$98,713
Weighted Average Remaining Amortization Period	10.0 years	5.1 years	4.8 years
Disposals relate to the intangible assets sold as part of the sales of UtilX and Premier during the first quarter of 2015. See Note 3 – Business Disposals for additional information associated with these disposals.
Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 15 years.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Intangible Assets (continued)

Estimated amortization expense for the remainder of 2015 and each of the subsequent five years and thereafter is as follows (in thousands):

Fiscal year:
Remainder of 2015	$8,049
2016	10,732
2017	10,732
2018	10,732
2019	10,614
2020	9,142
Thereafter	38,712

Total amortization	$98,713

7. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015	December 31, 2014
Trade accounts payable	$82,648	$82,557
Payroll and payroll liabilities	39,118	44,483
Accrued contract costs	24,002	34,791
Self-insurance accrual	15,880	15,915
Other accrued liabilities	17,210	29,567
Total accounts payable and accrued liabilities	$178,858	$207,313

8. Long-term Debt

Long-term debt as of March 31, 2015 and December 31, 2014 was as follows (in thousands):

	March 31, 2015	December 31, 2014
2014 Term Loan Facility	$204,463	$270,000
Revolver borrowings under the 2013 ABL Credit Facility	—	—
Capital lease obligations	1,166	1,384
Other obligations	18,148	17,646
Total debt	223,777	289,030
Less: current portion	(8,689)	(8,393)
Long-term debt, net	$215,088	$280,637
2014 Term Loan Facility
On December 15, 2014, the Company entered into a new credit agreement dated as of December 15, 2014 (the “2014 Term Credit Agreement”) among the Company, certain of its subsidiaries, as guarantors, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and KKR Credit Advisors (US) LLC, as sole lead arranger and sole Bookrunner. The 2014 Term Credit Agreement replaced the six-year $250.0 million term loan facility maturing on August 7, 2019 with JP Morgan Chase Bank, N.A. serving as a sole administrative agent for the lenders thereunder (the “2013 Term Loan Facility”).

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Long-term Debt (continued)

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
The term loans bear interest at the “Adjusted Base Rate” plus an applicable margin of 8.75 percent, or the “Eurodollar Rate” plus an applicable margin of 9.75 percent. The interest rate in effect at March 31, 2015 and 2014 was 11 percent, comprised of an applicable margin of 9.75 percent for Eurodollar rate loans plus a LIBOR floor of 1.25 percent.
In the first quarter of 2015, the Company made early payments of approximately $64.8 million against its 2014 Term Loan Facility. As a result of these early payments, the Company recorded debt extinguishment charges of approximately $1.6 million, which consisted of prepayment premiums of 2 percent and the write-off of debt issuance costs.
2013 ABL Credit Facility
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Long-term Debt (continued)

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
On March 31, 2015, (the "Closing Date"), the Company amended the 2014 Term Credit Agreement pursuant to a First Amendment (the "First Amendment"). The First Amendment, among other things, suspends the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio covenants for the period from December 31, 2014 through March 31, 2016 (the "Covenant Suspension Period") and provides that any failure by the Company to comply with the Maximum Total Leverage Ratio or Minimum Interest Coverage Ratio during the Covenant Suspension Period shall not be deemed to result in a default or event of default. Prior to obtaining the First Amendment, the Company would not have complied with the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio at March 31, 2015.
In consideration of the suspension of the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the Covenant Suspension Period, the Company entered into a subscription agreement pursuant to which it issued approximately 10.1 million shares, which is equivalent to 19.9 percent of the outstanding shares of common stock immediately prior to the Closing Date of the First Amendment, to KKR Lending Partners II L.P. and other entities indirectly advised by KKR Credit Advisers (US), LLC. In connection with this transaction, the Company recorded debt covenant suspension charges of approximately $33.5 million which represents the fair value of the 10.1 million outstanding shares of common stock issued, multiplied by the closing stock price on the Closing Date. In addition, the Company recorded debt extinguishment charges of approximately $0.8 million related to the write-off of debt issuance costs associated with the Company's 2014 Term Loan Facility.
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
As of March 31, 2015, the Company did not have any outstanding revolver borrowings. The Company’s unused availability under its March 31, 2015 borrowing base certificate was $83.6 million on a borrowing base of $133.6 million and outstanding letters of credit of $50.0 million. If the Company’s unused availability under the 2013 ABL Credit Facility is less than the greater of (i) 15 percent of the revolving commitments or $22.5 million for five consecutive days, or (ii) 12.5 percent of the revolving commitments or $18.8 million at any time, or upon the occurrence of certain events of default under the 2013 ABL Credit Facility, the Company is subject to increased reporting requirements, the administrative agent shall have exclusive control over any deposit account, the Company will not have any right of access to, or withdrawal from, any deposit account, or any right to direct the disposition of funds in any deposit account, and amounts in any deposit account will be applied to reduce the outstanding amounts under the 2013 ABL Credit Facility. In addition, if the Company's unused availability under the 2013 ABL Credit Facility is less than the amounts described above, the Company would be required to comply with a Minimum Fixed Charge Coverage Ratio of 1.15 to 1. Based on current forecasts, the Company does not expect its unused availability

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Long-term Debt (continued)

under the 2013 ABL Credit Facility to be less than the amounts described above and therefore does not expect the Minimum Fixed Charge Coverage Ratio to be applicable over the next twelve months. If the Minimum Fixed Charge Coverage Ratio were to become applicable, the Company would not expect to be in compliance over the next twelve months and would therefore be in default under its credit agreements.
The 2014 Term Credit Agreement and the 2013 ABL Credit Facility also include customary representations and warranties and affirmative and negative covenants, including:

•	the preparation of financial statements in accordance with GAAP;

•
the identification of any events or circumstances, either individually or in the aggregate, that has had or could reasonably be expected to have a material adverse effect on the business, results of operations, properties or condition of the Company;

•	limitations on liens and indebtedness;

•	limitations on dividends and other payments in respect of capital stock;

•	limitations on capital expenditures; and

•	limitations on modifications of the documentation of the 2013 ABL Credit Facility.

Fair Value of Debt
The estimated fair value of the Company’s debt instruments as of March 31, 2015 and December 31, 2014 was as follows (in thousands):

	March 31, 2015	December 31, 2014
2014 Term Loan Facility	$204,463	$270,000
Revolver borrowings under the 2013 ABL Credit Facility	—	—
Capital lease obligations	1,166	1,384
Other obligations	18,148	17,646
Total fair value of debt instruments	$223,777	$289,030
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

9. Income Taxes
The effective tax rate on continuing operations was negative 3.5 percent and negative 27.5 percent for the three months ended March 31, 2015 and 2014, respectively. Tax benefit for discrete items for the three months ended March 31, 2015 was approximately $0.4 million. This amount is composed primarily of a state tax refund. Tax expense for the three months ended March 31, 2015 was $0.3 million, mainly due to Canadian Tax and Texas Margins Tax offset by the tax benefit from a tax refund. The Company has not recorded the benefit of current year losses in the United States. As of March 31, 2015, U.S. federal and state deferred tax assets continue to be covered by valuation allowances. The ultimate realization of deferred tax assets is dependent upon the generation of future U.S. taxable income. The Company considers the impacts of reversing taxable temporary differences, future forecasted income and available tax planning strategies when forecasting future taxable income and in evaluating whether deferred tax assets are more likely than not to be realized.
In April 2011, the Company discontinued its strategy of reinvesting foreign earnings in foreign operations. This change in strategy continues through the first quarter of 2015. The Company does not anticipate recording tax expense related to future repatriations of foreign earnings to the U.S.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Income Taxes (continued)

The Company expects that the statute of limitations will expire on uncertain tax positions within the next 12 months. Assuming that the statute of limitations expires, the Company would release reserves in the amount of $0.1 million.

10. Stockholders' Equity
Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Three Months Ended March 31, 2015 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income (loss)
Balance as of December 31, 2014	$6,863	$(4,075)	$2,788
Other comprehensive loss before reclassifications	(4,651)	(979)	(5,630)
Amounts reclassified from accumulated other comprehensive income (loss)	—	489	489
Net current-period other comprehensive loss	(4,651)	(490)	(5,141)
Balance as of March 31, 2015	$2,212	$(4,565)	$(2,353)

	Three Months Ended March 31, 2014 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income
Balance as of December 31, 2013	$11,280	$(2,473)	$8,807
Other comprehensive loss before reclassifications	(2,063)	(1,034)	(3,097)
Amounts reclassified from accumulated other comprehensive income (loss)	—	249	249
Net current-period other comprehensive loss	(2,063)	(785)	(2,848)
Balance as of March 31, 2014	$9,217	$(3,258)	$5,959

Reclassifications out of Accumulated Other Comprehensive Income

Three Months Ended March 31, 2015 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$489	Interest expense, net
Total	$489

Three Months Ended March 31, 2014 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$249	Interest expense, net
Total	$249

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Income (Loss) Per Share

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
Basic and diluted income (loss) per common share from continuing operations is computed as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2015	2014
Net loss from continuing operations applicable to common shares (numerator for basic and diluted calculation)	$(9,431)	$(16,996)
Weighted average number of common shares outstanding for basic loss per share	49,819,388	48,847,349
Weighted average number of potentially dilutive common shares outstanding	—	—
Weighted average number of common shares outstanding for diluted loss per share	49,819,388	48,847,349
Loss per common share from continuing operations:
Basic	$(0.19)	$(0.35)
Diluted	$(0.19)	$(0.35)

The Company has excluded shares potentially issuable under the terms of use of the securities listed below from the computation of diluted income per share, as the effect would be anti-dilutive:

	Three Months Ended March 31,
	2015	2014
Stock options	227,750	185,290
Restricted stock and restricted stock rights	571,137	889,179
	798,887	1,074,469

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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Segment Information (continued)

The following tables reflect the Company’s operations by reportable segment for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31, 2015
	Oil & Gas	Utility T&D	Professional Services	Canada	Eliminations	Consolidated
Contract revenue	$76,440	$86,986	$100,141	$87,009	$(3,644)	$346,932
Contract operating expenses	77,386	83,167	88,702	82,032	(3,644)	327,643
Amortization of intangibles	81	2,390	624	—	—	3,095
General and administrative	9,119	5,597	15,116	5,800	—	35,632
Gain on sale of subsidiaries	—	—	—	—	—	(58,549)
Other charges	829	692	1,737	692	—	3,950
Operating income (loss)	$(10,975)	$(4,860)	$(6,038)	$(1,515)	$—	35,161
Non-operating expenses						(44,275)
Provision for income taxes						317
Loss from continuing operations						(9,431)
Loss from discontinued operations net of provision for income taxes						(393)
Net loss						$(9,824)

Other charges incurred during the first quarter of 2015 include $2.8 million related to the Company's corporate operations and have been allocated to each segment based on a percentage of total revenue.

	Three Months Ended March 31, 2014
	Oil & Gas	Utility T&D	Professional Services	Canada	Eliminations	Consolidated
Contract revenue	$177,529	$83,521	$100,095	$117,079	$(1,686)	$476,538
Contract operating expenses	186,338	76,777	83,614	96,953	(1,686)	441,996
Amortization of intangibles	82	2,390	647	—	—	3,119
General and administrative	12,121	3,940	14,156	6,855	—	37,072
Operating income (loss)	$(21,012)	$414	$1,678	$13,271	$—	(5,649)
Non-operating expenses						(7,678)
Provision for income taxes						3,669
Loss from continuing operations						(16,996)
Loss from discontinued operations net of provision for income taxes						(7,994)
Net loss						$(24,990)

Total assets by segment as of March 31, 2015 and December 31, 2014 are presented below (in thousands):

	March 31, 2015	December 31, 2014
Oil & Gas	$127,540	$179,305
Utility T&D	219,446	228,094
Professional Services	107,881	137,784
Canada	97,161	95,270
Corporate	55,469	44,697
Total assets, continuing operations	$607,497	$685,150

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. Contingencies, Commitments and Other Circumstances

Contingencies
Central Maine Power
On January 20, 2014, the Company settled a lawsuit against Central Maine Power Company (“CMP”) in connection with an existing project to install transmission lines and perform construction services for CMP, for the project generally known as the Transmission Line Construction of the Southern Loop and Southern Connector portion of the Maine Power Reliability Program (the “MPRP Project”). Under terms of the settlement, CMP made a payment to the Company in the first quarter of 2014 of $20.1 million, which consisted of $17.0 million in settlement proceeds and $3.1 million as an early payment of retention. In addition, CMP extended the schedule and provided other relief on the remainder of the MPRP Project. The impact of the settlement on operating results was recognized in the fourth quarter of 2013. The Company substantially completed the MPRP Project during the third quarter of 2014.

Litigation and Regulatory Matters Related to the Company’s October 21, 2014 Press Release Announcing the Restatement of Condensed Consolidated Financial Statements for the Quarterly Period Ended June 30, 2014

After the Company announced it would be restating its Condensed Consolidated Financial Statements for the quarterly period ended June 30, 2014, a complaint was filed in the United States District Court for the Southern District of Texas on October 28, 2014 seeking class action status on behalf of purchasers of the Company’s stock and alleging damages on their behalf arising from the matters that led to the restatement. The original defendants in the case are the Company and its former chief executive officer and current chief financial officer. On January 31, 2015, the court named two employee retirement systems as Lead Plaintiffs. On March 31, 2015, a consolidated complaint was filed in which the current chief executive officer of the Company was added as a defendant. The complaint in the case, now entitled In re Willbros Group, Inc. Securities Litigation, alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, arising out of the restatements of the Company’s first and second quarter 2014 financial statements and seeks undisclosed damages. The Company intends to file a motion to dismiss the case. As this matter is at a very early stage, the Company is not able at this time to determine the likelihood of loss, if any, arising from this matter. The Company believes the claims are without merit and intends to defend against them vigorously.
In addition, two shareholder derivative complaints have been filed, one of which is now dismissed. The first, Markovich v. Harl et al, was filed on November 6, 2014 in the District Court of Harris County, Texas. The second, Kumararatne v. McNabb et al, was filed on March 4, 2015 in the United States District Court for the Southern District of Texas, but was voluntarily dismissed by the complainant on April 23, 2015. The remaining lawsuit is filed on behalf of the Company naming certain current and former officers and members of the Company's board of directors as defendants and the Company as a nominal defendant. The complaint alleges that the officer and board member defendants breached their fiduciary duties by permitting the Company's internal controls to be inadequate, wasted corporate assets and were unjustly enriched. The defendants have sought dismissal on the grounds that the plaintiff failed to make demand upon the Company’s board to bring the suit. As this matter is at a very early stage, the Company is not able at this time to determine the likely outcome.
Other

The Securities and Exchange Commission ("SEC") issued an order of investigation on January 29, 2015 and a subpoena on February 3, 2015, requesting information regarding the restatement of the Company's previously issued condensed consolidated financial statements for the quarterly periods ended March 31, 2014 and June 30, 2014. The Company has been fully cooperating and intends to continue providing full cooperation with the SEC.
In addition to the matters discussed above and in Note 15 - Discontinued Operations, the Company is party to a number of other legal proceedings. Management believes that the nature and number of these proceedings are typical for a firm of similar size engaged in a similar type of business and that none of these proceedings is material to the Company’s consolidated results of operations, financial position or cash flows.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. Contingencies, Commitments and Other Circumstances (continued)

Commitments
From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds and financial guarantees. Contracts with the Company’s customers may require the Company to secure letters of credit or surety bonds with regard to the Company’s performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or surety bonds in lieu of contract retention provisions, where the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At March 31, 2015, the Company had approximately $50.0 million of outstanding letters of credit, all of which related to continuing operations. This amount represents the maximum amount of payments the Company could be required to make if these letters of credit are drawn upon. Additionally, the Company issues surety bonds customarily required by commercial terms on construction projects. At March 31, 2015, the Company had bonds outstanding, primarily performance bonds, with a face value at $395.4 million related to continuing operations. This amount represents the bond penalty amount of future payments the Company could be required to make if the Company fails to perform its obligations under such contracts. The performance bonds do not have a stated expiration date; rather, each is released when the contract is accepted by the owner. The Company’s maximum exposure as it relates to the value of the bonds outstanding is lowered on each bonded project as the cost to complete is reduced. As of March 31, 2015, no liability has been recognized for letters of credit or surety bonds.

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

14. Fair Value Measurements (continued)

Financial Instruments Measured at Fair Value on a Recurring Basis

The Company measures certain financial instruments at fair value on a recurring basis. The fair value of these financial instruments (in thousands) was determined using the following inputs as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$4,565	$—	$4,565	$—

	December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$4,075	$—	$4,075	$—
Hedging Arrangements
The Company attempts to negotiate contracts that provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at March 31, 2015 or December 31, 2014.

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
In September 2010, the Company entered into two interest rate swap agreements for a total notional amount of $150.0 million to hedge changes in the variable rate interest expense on $150.0 million of its then existing or replacement LIBOR indexed debt. Under each swap agreement, the Company received interest at either three-month LIBOR or 2 percent (whichever was greater) and paid interest at a fixed rate of 2.68 percent through June 30, 2014. Through August 7, 2013, the swap agreements were designated and qualified as cash flow hedging instruments, with the effective portion of the swaps’ change in fair value recorded in OCI. Amounts in OCI were reclassified to interest expense when the hedged interest payments on the underlying debt were recognized during the period when the swaps were designated as cash flow hedges. Through August 7, 2013, the swaps were highly effective hedges, and only an immaterial amount of hedge ineffectiveness was recorded in the Condensed Consolidated Statements of Operations. On August 7, 2013, the swaps were de-designated due to the refinancing of the underlying debt, which decreased the interest rate floor from 2 percent to 1.25 percent. In addition, on August 7, 2013, each swap agreement was transferred to another party through a novation transaction, which increased the Company’s interest rate to

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Fair Value Measurements (continued)

2.70 percent through June 30, 2014. Changes in the value of the swaps that remain open are reported in earnings and were immaterial for the three months ended March 31, 2015.

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

	Liability Derivatives
	March 31, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts- swaps	Other current liabilities	$1,863	Other current liabilities	$1,865
Interest rate contracts- swaps	Other long-term liabilities	2,702	Other long-term liabilities	2,210
Total derivatives		$4,565		$4,075

For the Three Months Ended March 31,
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2015	2014		2015	2014
Interest rate contracts	$(979)	$(1,034)	Interest expense, net	$489	$249
Total	$(979)	$(1,034)		$489	$249

15. Discontinued Operations

Business Disposals
The following business disposals qualify as discontinued operations as they were sold prior to the Company's adoption of ASU 2014-08 on January 1, 2015.
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
In the first quarter of 2014, the Company received $21.2 million in cash consisting of full payment against the $16.2 million letter of credit and $5.0 million of the $8.0 million in escrow. The Company received $1.5 million of additional proceeds in 2014. In the second quarter of 2015, the Company entered into a settlement agreement under which the Company will receive $3.7 million of the remaining $5.0 million in proceeds during the second quarter of 2015.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Discontinued Operations (continued)

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
The Settlement Agreement required that WGHI make payments to WAPCo totaling $55.5 million. Payments made to WAPCo during 2012, 2013 and the second quarter of 2014 totaled $22.8 million. On December 30, 2014, the Company made a final payment to WAPCo of $32.7 million. The Company and WGHI have now fulfilled all of the terms of the Settlement Agreement.
The Company currently has no employees working in Nigeria and does not intend to return to Nigeria.
Results of Discontinued Operations
Condensed Statements of Operations with respect to discontinued operations are as follows (in thousands):

	Three Months Ended March 31, 2015
	Hawkeye	CTS	Total
Revenue	$921	$—	$921
Operating loss	(410)	—	(410)
Pre-tax loss	(393)	—	(393)
Net loss	(393)	—	(393)

	Three Months Ended March 31, 2014
	Hawkeye	CTS	Total
Revenue	$6,080	$24,361	$30,441
Operating loss	(6,499)	(1,377)	(7,876)
Pre-tax loss	(6,617)	(1,377)	(7,994)
Net loss	(6,617)	(1,377)	(7,994)
Condensed Balance Sheets with respect to discontinued operations are as follows (in thousands):

March 31, 2015
Hawkeye
Accounts receivable, net	$5,513
Contract cost and recognized income not yet billed	66
Prepaid expenses	16
Property, plant and equipment, net	111
Other	—
Total assets	5,706
Accounts payable and accrued liabilities	$4,336
Other	404
Total liabilities	4,740
Net assets of discontinued operations	966

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Discontinued Operations (continued)

December 31, 2014
Hawkeye
Accounts receivable, net	$5,564
Contract cost and recognized income not yet billed	66
Property, plant and equipment, net	511
Prepaid expenses	16
Other	900
Total assets	7,057
Accounts payable and accrued liabilities	$3,970
Other	1,215
Total liabilities	5,185
Net assets of discontinued operations	1,872

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2015 and 2014, included in Item 1 of Part I of this Form 10-Q, and the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

OVERVIEW
Willbros is a specialty energy infrastructure contractor serving the oil, gas, refinery, petrochemical and power industries. Our offerings include engineering, procurement and construction (either individually or as an integrated “EPC” service offering), turnarounds, maintenance, facilities development and operations services.

First Quarter of 2015
In the first quarter of 2015, we reported contract revenue of $346.9 million, a decrease of approximately $129.6 million from the first quarter of 2014. The decrease was attributed primarily to decreases of $101.1 million in our Oil & Gas segment as well as a decrease of $30.1 million in our Canada segment. The Utility T&D segment reported revenue of $87.0 million, an increase of $3.5 million compared to 2014. The Professional Services segment remained relatively flat quarter-over-quarter with reported revenue of $100.1 million. The Professional Services results include the contributions of UtilX Corporation ("UtilX") and Premier Utility Services, LLC ("Premier"), which were sold in March of 2015.
Operating income of $35.2 million includes a $58.5 million gain from the sale of UtilX and Premier mentioned above. All four of our segments reported operating losses in the first quarter of 2015, totaling $23.4 million. Our Oil & Gas segment reduced its operating loss from $21.0 million in the first quarter of 2014 to a loss of $11.0 million in the first quarter of 2015. Canada reported a loss of $1.5 million in the first three months of 2015 as compared to income of $13.3 million in the same period of 2014. Utility T&D, which was break even in 2014, reported a $4.9 million operating loss, and Professional Services reported an operating loss of $6.0 million in the first quarter of 2015 compared to operating profit of $1.7 million in 2014.
Contract revenue of $76.4 million generated by our Oil & Gas segment decreased approximately 56.9 percent from the first quarter of 2014 due primarily to lower volumes of work for our pipeline construction services in addition to the winding-down of our regional delivery service offerings. These two businesses delivered approximately $130.4 million of combined revenue in the first quarter of 2014 as compared to a combined $35.7 million in the first quarter of 2015. The operating loss of $11.0 million in the first quarter of 2015 was a $10.0 million improvement over the $21.0 million loss in the first quarter of 2014, primarily due to a reduction of losses in pipeline construction projects and strong performance by our facilities and integrity construction services. We are continuing to right-size our Oil & Gas segment and will address the regional market opportunities on a project-specific basis going forward. The projects in the regions we pursue and execute will be managed through our experienced legacy pipeline and facilities teams in Houston, Texas.
Contract revenue of $87.0 million generated by our Utility T&D segment increased $3.5 million from the first quarter of 2014. The operating loss of $4.9 million is primarily attributed to an 11 percent decrease in transmission construction activity, which carries higher margins than maintenance work. We also experienced a reduction in activity in our environmental and matting services during the first quarter of 2015 relative to 2014. This segment now has an operating presence in ten states and a more balanced customer base with increased revenue opportunities throughout the southeastern United States, with new customers and master service agreements for transmission, substation and distribution construction and maintenance.
Fewer capital projects and a contraction in the level of construction and maintenance activities impacted our Canada segment, which reported contract revenue of $87.0 million, down $30.1 million from the same period last year. The $1.5 million operating loss for the first quarter of 2015 is a decrease of $14.8 million from operating profit of $13.3 million in 2014. Canada is focused on meeting cost containment targets imposed by its customer base, and the management team is right-sizing operations for the changed business environment.
Our Professional Services segment reported first quarter 2015 revenue of $100.1 million, flat compared to the same period of 2014. Of this $100.1 million, $27.2 million related to revenue from UtilX and Premier. This revenue will not recur in the future. The operating loss of $6.0 million was a decrease of $7.7 million from operating income of $1.7 million in the first quarter of 2014. The primary drivers related to lower utilization in our EPC services in the upstream markets as well as increased losses in UtilX and Premier that were sold during the quarter. Exclusive of corporate and segment allocations, these two service offerings recorded operating losses of $3.1 million and $0.1 million for the first quarter of 2015 and 2014, respectively.

Looking Forward
During the first quarter of 2015, we are continuing to focus on right-sizing, simplifying the management structure, improving internal communications and controls, reinforcing operating teams with experienced industry veterans and improving the balance sheet. The decline in crude oil prices, the resultant drop in the rig count and the reduced capital budgets of producers and transporters all continue to impact our customers, our markets and our outlook. Recognizing these factors, we are continuing to rationalize not only our Oil & Gas segment but also our other segments, with the objective of reducing our general and administrative costs and the indirect costs required to support our service lines, in order to achieve positive operating performance. Our immediate objective is to be smaller, leaner and to generate positive cash flows. We continue to expect bidding opportunities for all four of our segments. Our Utility T&D segment is not being affected by the oil price environment and has growth opportunities. Our challenge in Utility T&D is to capture transmission construction work which fills our calendar and enables smooth transition from project to project, in order to accomplish full utilization of our work force. In Oil & Gas, the second half of 2015 is expected to present more project opportunities, especially associated with natural gas. We are right-sizing to reduce costs and maintain the teams we need to bid, win and execute the opportunities we have identified for late 2015 and 2016. In Canada, we expect continued long term opportunity in the oil sands providing construction and maintenance services to the mine sites, and our presence on these sites positions us for capital projects which fit our experience and skill sets. The potential for mainline pipeline construction projects in Canada provides upside to our outlook there. Our Professional Services segment has the experience and skill sets to participate in the continuing build-out of natural gas infrastructure, which we expect to be emphasized by our customers over the next two years. The integrity services market is also providing opportunity for Professional Services. The overriding goal of the new management team is to stabilize the company at levels that reduce operational risk and generate positive returns. To accomplish this, we are continuing to right-size our businesses, and manage liquidity and reduce our debt, in part through sales of discrete non-core assets.
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

A reconciliation of Adjusted EBITDA from continuing operations to U.S. GAAP financial information follows (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Loss from continuing operations	$(9,431)	$(16,996)
Interest expense, net	8,296	7,718
Provision for income taxes	317	3,669
Depreciation and amortization	8,619	9,164
Impairment of long-lived asset	1,979	—
Debt covenant suspension and extinguishment charges	35,869	—
Stock based compensation	1,918	2,479
Restructuring and reorganization costs	1,223	220
Accounting and legal fees associated with the restatements	476	—
Gain on sale of subsidiaries	(58,549)	—
Gain on disposal of property and equipment	(280)	(1,242)
Adjusted EBITDA from continuing operations	$(9,563)	$5,012

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

At March 31, 2015, total backlog was approximately $1.2 billion and 12 month backlog was approximately $0.6 billion. In comparison to December 31, 2014, total backlog decreased approximately $196.5 million and 12 month backlog decreased approximately $140.0 million. Of these overall decreases, approximately $137.5 million and $87.1 million in total and 12 month backlog, respectively, is attributable to the sale of our UtilX and Premier subsidiaries in the first quarter of 2015. See Note 3 – Business Disposals for additional information associated with these disposals.
The remaining overall decreases were primarily related to reductions and downgrades in forecasts for maintenance projects in our Canada segment as a result of current market conditions, as well as the continued work-off of MSAs, which are subject to renewal options. In addition, all of our segments experienced declines in backlog due to revenue burn-off exceeding project additions.

The following tables (in thousands) show our backlog from continuing operations by operating segment and geographic location as of March 31, 2015 and December 31, 2014:

	March 31, 2015				December 31, 2014
	12 Month	Percent	Total	Percent	12 Month	Percent	Total	Percent
Oil & Gas	$92,330	15.4%	$94,903	8.3%	$106,267	14.4%	$109,840	8.1%
Utility T&D	295,857	49.3%	795,492	68.8%	295,957	40.0%	803,392	59.4%
Professional Services	86,722	14.5%	97,536	8.4%	191,122	25.8%	250,574	18.6%
Canada	124,720	20.8%	167,904	14.5%	146,328	19.8%	188,508	13.9%
Total Backlog	$599,629	100.0%	$1,155,835	100.0%	$739,674	100.0%	$1,352,314	100.0%

	March 31, 2015		December 31, 2014
	Total	Percent	Total	Percent
Total Backlog by Geographic Region
United States	$985,905	85.3%	$1,161,543	85.9%
Canada	167,904	14.5%	188,508	13.9%
Other International	2,026	0.2%	2,263	0.2%
Backlog	$1,155,835	100.0%	$1,352,314	100.0%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In our Annual Report on Form 10-K for the year ended December 31, 2014, we identified and disclosed our significant accounting policies. Subsequent to December 31, 2014, there has been no change to our significant accounting policies.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
(in thousands)

	2015	2014	Change
Contract revenue
Oil & Gas	$76,440	$177,529	$(101,089)
Utility T&D	86,986	83,521	3,465
Professional Services	100,141	100,095	46
Canada	87,009	117,079	(30,070)
Eliminations	(3,644)	(1,686)	(1,958)
Total	346,932	476,538	(129,606)
General and administrative	35,632	37,072	(1,440)
Gain on sale of subsidiaries	(58,549)	—	(58,549)
Other charges	3,950	—	3,950
Operating income (loss)
Oil & Gas	(10,975)	(21,012)	10,037
Utility T&D	(4,860)	414	(5,274)
Professional Services	(6,038)	1,678	(7,716)
Canada	(1,515)	13,271	(14,786)
Corporate	58,549	—	58,549
Total	35,161	(5,649)	40,810
Non-operating expenses	(44,275)	(7,678)	(36,597)
Loss from continuing operations before income taxes	(9,114)	(13,327)	4,213
Provision for income taxes	317	3,669	(3,352)
Loss from continuing operations	(9,431)	(16,996)	7,565
Loss from discontinued operations net of provision for income taxes	(393)	(7,994)	7,601
Net loss	$(9,824)	$(24,990)	$15,166

Consolidated Results
Contract Revenue
Contract revenue decreased $129.6 million in the first quarter of 2015 primarily related to a reduction of revenues in our Oil & Gas and Canada segments primarily due to a lower volume of work resulting from current market conditions, including the decline in crude oil prices and the reduction in capital spending of a large number of exploration and production companies. This decrease was partially offset by an increase in revenue from our Utility T&D segment primarily due to distribution MSA work in Texas and the Mid-Atlantic.

General and Administrative Expenses
General and administrative expense decreased $1.4 million quarter-over-quarter as a result of cost reduction initiatives taken in 2015. We are continuing to take the necessary measures to reduce our general and administrative costs.

Gain on Sale of Subsidiaries
Gain on sale of subsidiaries increased $58.5 million as a result of the sale of UtilX and Premier in the first quarter of 2015.

Other Charges
Other charges increased $4.0 million primarily as a result of a $2.0 million impairment charge on a company asset as well as $0.5 million in legal and accounting fees, $0.7 million in lease abandonment charges, $0.5 million in employee severance charges and $0.3 million in the accelerated vesting of stock awards related to management changes and headcount reductions across the Company during the first quarter of 2015.

Operating Income
Operating income increased $40.8 million in the first quarter of 2015 driven primarily by the gain on sale of subsidiaries discussed above, in addition to a reduction of losses in our Oil & Gas segment due to the fact that the losses incurred on a significant pipeline construction project in 2014 were not incurred in 2015. These increases were partially offset by reduced performance in our Canada segment primarily attributed to the close-out of major project work, declining crude oil prices and other market conditions.

Non-Operating Expenses
Non-operating expenses increased $36.6 million in the first quarter of 2015, primarily due to $35.9 million in debt covenant suspension and extinguishment charges related to the fair value of outstanding stock issued during the first quarter of 2015, prepayment premiums in connection with early payments against our 2014 Term Loan Facility and the write-off of debt issuance costs.

Provision for Income Taxes
Provision for income taxes decreased $3.4 million in the first quarter of 2015 primarily attributed to decreased profitability in our Canada segment, which is subject to an income tax provision. We have not recorded the benefit of current year losses in the United States for the first quarter of 2015 as our U.S. federal and state deferred tax assets continue to be covered by valuation allowances.

Loss from Discontinued Operations, Net of Taxes
Loss from discontinued operations decreased $7.6 million in the first quarter of 2015 primarily due to decreased losses attributed to the Maine Power Reliability Program (“MPRP”) Project, quarter-over-quarter.

Segment Results
Oil & Gas Segment
Contract revenue decreased $101.1 million in the first quarter of 2015 primarily related to lower volumes of work for our pipeline construction services and our downstream services, in addition to the winding-down of our regional delivery services, which is shifting from an office-centric model to a project-centric model in the Permian and the Northern Plains.
Operating loss decreased $10.0 million in the first quarter of 2015 primarily related to improved performance in our facilities and integrity construction services as well as a reduction of losses from a significant pipeline construction project in comparison to the first quarter of 2014. This improvement was partially offset by increased losses in our downstream construction and maintenance services due to reduced demand and in our regional delivery services where overall cost reductions have lagged behind the overall revenue decline and shift to a more project-centric model.

Utility T&D Segment
Contract revenue increased $3.5 million in the first quarter of 2015 driven primarily by growth in distribution MSA work in Texas and the Mid-Atlantic. The increase in distribution work was partially offset by a decrease in transmission construction work quarter-over-quarter for a key customer.
Operating income decreased $5.3 million in the first quarter of 2015 driven primarily by decreased productivity in transmission construction, distribution MSA work, and environmental and matting services.

Professional Services Segment
Contract revenue remained relatively flat quarter-over-quarter. The increased demand and growth in field solutions, right-of-way and survey work in the upstream market was partially offset by lower utilization related to our EPC services in the upstream market and engineering services in the downstream market.
Operating income decreased $7.7 million in the first quarter of 2015 primarily due to lower utilization related to EPC services in the upstream market as well as increased losses in our cable restoration services and contact voltage, gas leak detection and utility-line locating services which were both sold in March of 2015.

Canada Segment
Contract revenue decreased $30.1 million in the first quarter of 2015 primarily attributed to a lower volume of work performed on construction and maintenance and fabrication activities and specialty service projects quarter-over-quarter. This decrease was partially offset by increased activity within our tanks and facilities and electrical and instrumentation service offerings.
Operating income decreased $14.8 million quarter-over-quarter primarily due to the completion of a key construction project which has converted to maintenance work, yielding lower overall margins, as well as the decrease in market demand for capital projects in the construction and maintenance space.

Corporate
Operating income increased $58.5 million in the first quarter of 2015 due to the gain on sale of subsidiaries discussed above.

LIQUIDITY AND CAPITAL RESOURCES
Additional Sources and Uses of Capital
2014 Term Loan Facility
On December 15, 2014, we entered into a new credit agreement dated as of December 15, 2014 (the “2014 Term Credit Agreement”) among Willbros Group, Inc., certain of its subsidiaries, as guarantors, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and KKR Credit Advisors (US) LLC, as sole lead arranger and sole Bookrunner. The 2014 Term Credit Agreement replaced the six-year $250.0 million term loan facility maturing on August 7, 2019 with JP Morgan Chase Bank, N.A. serving as a sole administrative agent for the lenders thereunder (the “2013 Term Loan Facility”).
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
The term loans bear interest at the “Adjusted Base Rate” plus an applicable margin of 8.75 percent, or the “Eurodollar Rate” plus an applicable margin of 9.75 percent. The interest rate in effect at March 31, 2015 and 2014 was 11 percent, comprised of an applicable margin of 9.75 percent for Eurodollar Rate loans plus a LIBOR floor of 1.25 percent.
In the first quarter of 2015, we made early payments of approximately $64.8 million against our 2014 Term Loan Facility. As a result of these early payments, we recorded debt extinguishment charges of approximately $1.6 million, which consisted of prepayment premiums of 2 percent and the write-off of debt issuance costs.
2013 ABL Credit Facility
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
On March 31, 2015, (the "Closing Date"), we amended the 2014 Term Credit Agreement pursuant to a First Amendment (the "First Amendment"). The First Amendment, among other things, suspends the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio covenants for the period from December 31, 2014 through March 31, 2016 (the "Covenant Suspension Period") and provides that any failure by us to comply with the Maximum Total Leverage Ratio or Minimum Interest Coverage Ratio during the Covenant Suspension Period shall not be deemed to result in a default or event of default. Prior to obtaining the First Amendment, we would have not complied with the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio at March 31, 2015.
In consideration of the suspension of the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the Covenant Suspension Period, we entered into a subscription agreement pursuant to which we issued approximately 10.1 million shares, which is equivalent to 19.9 percent of the outstanding shares of our common stock immediately prior to the Closing Date of the First Amendment, to KKR Lending Partners II L.P. and other entities indirectly advised by KKR Credit Advisers (US), LLC. In connection with this transaction, we recorded debt covenant suspension charges of approximately $33.5 million which represents the fair value of the 10.1 million shares of common stock issued, multiplied by the closing stock price on the Closing Date. In addition, we recorded debt extinguishment charges of approximately $0.8 million related to the write-off of debt issuance costs associated with our 2014 Term Loan Facility.
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
As of March 31, 2015, we did not have any outstanding revolver borrowings and our unused availability under our March 31, 2015 borrowing base certificate was $83.6 million on a borrowing base of $133.6 million and outstanding letters of credit of $50.0 million. If our unused availability under the 2013 ABL Credit Facility is less than the greater of (i) 15 percent of the revolving commitments or $22.5 million for five consecutive days, or (ii) 12.5 percent of the revolving commitments or $18.8 million at any time, or upon the occurrence of certain events of default under the 2013 ABL Credit Facility, we would be subject to increased reporting requirements, the administrative agent shall have exclusive control over any deposit account, we will not have any right of access to, or withdrawal from, any deposit account, or any right to direct the disposition of funds in any deposit account, and amounts in any deposit account will be applied to reduce the outstanding amounts under the 2013 ABL Credit Facility. In addition, if our unused availability under the 2013 ABL Credit Facility is less than the amounts described above, we would be required to comply with a Minimum Fixed Charge Coverage Ratio of 1.15 to 1. Based on current forecasts, we do not expect our unused availability under the 2013 ABL Credit Facility to be less than the amounts described above and therefore do not expect the Minimum Fixed Charge Coverage Ratio to be applicable over the next twelve months. If the Minimum Fixed Charge Coverage Ratio were to become applicable, we would not expect to be in compliance over the next twelve months and would therefore be in default under our credit agreements.
The 2014 Term Credit Agreement and the 2013 ABL Credit Facility also include customary representations and warranties and affirmative and negative covenants, including:

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

Cash Balances
As of March 31, 2015, we had cash and cash equivalents of $39.0 million. Our cash and cash equivalent balances held in the United States and foreign countries were $28.5 million and $10.5 million, respectively. In 2011, we discontinued our strategy of reinvesting non-U.S. earnings in foreign operations.
Our working capital position for continuing operations decreased $15.5 million to $188.3 million at March 31, 2015 from $203.8 million at December 31, 2014, largely attributable to decreased accounts receivable and to a decrease in unbilled revenue partially offset by decreased accounts payable. We expect that our liquidity will improve as we increase our project billings and collections from customers.

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

Cash flows provided by (used in) continuing operations by type of activity were as follows for the three months ended March 31, 2015 and 2014 (in thousands):

	2015	2014	Increase (Decrease)
Operating activities	$(3,894)	$(286)	$(3,608)
Investing activities	84,553	19,259	65,294
Financing activities	(64,623)	(23,160)	(41,463)
Effect of exchange rate changes	(834)	(823)	(11)
Cash provided by (used in) all continuing activities	$15,202	$(5,010)	$20,212

Operating Activities
Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of collection of receivables and the settlement of payables and other obligations. Working capital needs are generally higher during the summer and fall months when the majority of our capital-intensive projects are executed. Conversely, working capital assets are typically converted to cash during the late fall and winter months. Operating activities from continuing operations used net cash of $3.9 million during the three months ended March 31, 2015 as compared to $0.3 million used during the same period of 2014. The $3.6 million increase in cash flow used by operating activities is primarily a result of the following:

•
An increase in cash flow used by accounts payable of $25.7 million attributed primarily to an increase of cash payments to vendors during the period as we balance our receivable collections with our vendor payments; and

•	An increase in cash flow used by continuing operations of $17.0 million related to an increase in net loss, adjusted for any non-cash items.
This was partially offset by:

•	An increase in cash flow provided by accounts receivable of $21.9 million related to an increase in customer cash collections during the period;

•	An increase in cash flow provided by contracts in progress of $7.5 million related to increased billings on projects during the period;

•	A decrease in cash flow used by prepaids and other assets of $4.6 million attributed primarily to changes in business activity as well as the timing of prepaid policies; and

•	A decrease in cash flow used by accrued income taxes of $2.9 million primarily related to decreased income tax payments made during the period.

Investing Activities
Investing activities provided net cash of $84.6 million during the three months ended March 31, 2015 as compared to $19.3 million provided during the same period in 2014. The $65.3 million increase in cash flow provided by investing activities is primarily the result of the difference between the proceeds from sales of subsidiaries in the first three months of 2015 as compared to the first three months of 2014. We received $85.7 million in proceeds from the sales of UtilX and Premier in the first quarter of 2015 and $21.2 million for the sale of Hawkeye during the first quarter of 2014.

Financing Activities
Financing activities used net cash of $64.6 million during the three months ended March 31, 2015 as compared to $23.2 million used during the same period of 2014. The $41.4 million increase in cash flow used in financing activities is primarily a result of the $62.6 million increase in payments made against our term loan and the $11.2 million increase in payments against our revolver and notes payable during the first three months of 2015 as compared to 2014. This increase in cash flow used was partially offset by a $32.1 million increase in proceeds received from our revolver and notes payable quarter-over-quarter.

Discontinued Operations
Cash flows provided by discontinued operations decreased $14.8 million in the first three months of 2015 as compared to the same period in 2014. This decrease was primarily due to the receipt of $17.0 million in settlement proceeds from the Central Maine Power Company in 2014, partially offset by decreased losses attributed to the MPRP Project quarter-over-quarter.

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
In September 2010, we entered into two interest rate swap agreements for a total notional amount of $150.0 million to hedge changes in the variable rate interest expense on $150.0 million of our then existing or replacement LIBOR indexed debt. Under each swap agreement, we received interest at either three-month LIBOR or 2 percent (whichever is greater) and paid interest at a fixed rate of 2.68 percent through June 30, 2014. Through August 7, 2013, the swap agreements were designated and qualified as cash flow hedging instruments, with the effective portion of the swaps’ change in fair value recorded in OCI. Amounts in OCI were reclassified to interest expense when the hedged interest payments on the underlying debt were recognized during the period when the swaps were designated as cash flow hedges. Through August 7, 2013, the swaps were highly effective hedges, and only an immaterial amount of hedge ineffectiveness was recorded in the Condensed Consolidated Statements of Operations. On August 7, 2013, the swaps were de-designated due to the refinancing of the underlying debt, which decreased the interest rate floor from 2 percent to 1.25 percent. In addition, on August 7, 2013, each swap agreement was transferred to another party through a novation transaction, which increased our interest rate to 2.70 percent through June 30, 2014. Changes in the value of the swaps that remain open are reported in earnings and were immaterial for the three months ended March 31, 2015.
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

Capital Requirements
Our financing objective is to maintain financial flexibility to meet the material, equipment and personnel needs to support our project and MSA commitments. Our primary sources of capital are our cash on hand, proceeds from asset sales, cash flow from operations and borrowings under our ABL Credit Facility.
Our industry is capital intensive and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. As such, we are focused on the following significant capital requirements:

•	Providing working capital for projects in process and those scheduled to begin in 2015; and

•	Funding our 2015 capital budget of approximately $12.0 million of which $11.2 million remained unspent as of March 31, 2015.
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

Contractual Obligations
Other commercial commitments, as detailed in our Annual Report on Form 10-K for the year ended December 31, 2014, did not materially change except for payments made in the normal course of business.

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
Under our 2014 Term Loan Facility and the 2013 ABL Credit Facility, a 100 basis point increase in interest rates would increase interest expense by approximately $0.3 million. Conversely, a 100 basis point decrease in interest rates would decrease interest expense by $0.3 million.
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
In September 2010, we entered into two interest rate swap agreements for a total notional amount of $150.0 million to hedge changes in the variable rate interest expense on $150.0 million of our then existing or replacement LIBOR indexed debt. Under each swap agreement, we were to receive interest at either three-month LIBOR or 2.0 percent (whichever was greater) and pay interest at a fixed rate of 2.68 percent through June 30, 2014. Through August 7, 2013, the swap agreements were designated and qualified as cash flow hedging instruments, with the effective portion of the swaps’ change in fair value recorded in OCI. Amounts in OCI were reclassified to interest expense when the hedged interest payments on the underlying debt were recognized during the period when the swaps were designated as cash flow hedges. Through August 7, 2013, the swaps were highly effective hedges, and only an immaterial amount of hedge ineffectiveness was recorded in the Consolidated Statements of Operations. On August 7, 2013, the swaps were de-designated due to the refinancing of the underlying debt, which decreased the interest rate floor from 2 percent to 1.25 percent. In addition, on August 7, 2013, each swap agreement was transferred to another party through a novation transaction, which increased our interest rate to 2.70 percent through June 30, 2014. Changes in the value of the swaps that remain open are reported in earnings and were immaterial for the three months ended March 31, 2015.
The carrying amount and fair value of the swap agreements are equivalent since we account for these instruments at fair value. The fair value of the swap agreements was $4.6 million at March 31, 2015 and was based on using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates. A 100 basis point increase in interest rates would increase the fair value of the swaps by $2.7 million. Conversely, a 100 basis point decrease in interest rates (subject to minimum rates of zero) would decrease the fair value of the swaps by $2.1 million.

Foreign Currency Risk
We are exposed to market risk associated with changes in non-U.S. (primarily Canada) currency exchange rates. To mitigate our risk, we may borrow Canadian dollars under our Canadian Facility to settle U.S. dollar account balances.
We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expense in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expense in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at March 31, 2015 and 2014.

Other
The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities shown in the Condensed Consolidated Balance Sheets approximate fair value at March 31, 2015 due to the generally short maturities of these items. At March 31, 2015, we invested primarily in short-term dollar denominated bank deposits. We have the ability and expect to hold our investments to maturity.

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
As of March 31, 2015, we have carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were not effective as of March 31, 2015, due to material weaknesses in internal control over financial reporting as described below.
Material Weaknesses in Internal Control Over Financial Reporting
Internal Control over Estimated Total Revenues, Costs and Profits at Completion for Construction Contracts Accounted for under the Percentage-of-Completion Method in the Oil & Gas segment
As reported in our Annual Report on Form 10-K for the year ended December 31, 2014, our Oil & Gas segment incorrectly estimated total revenues, costs and profits at completion for two significant pipeline construction projects accounted for under the percentage-of-completion method of accounting. As a result, we did not maintain effective controls over the completeness and accuracy of estimated total revenues, costs and profits at completion for construction contracts accounted for under the percentage-of-completion method of accounting by the aforementioned segment. Specifically, we did not adequately perform project oversight reviews and monitor compliance with our policies and procedures around estimating total revenues, costs and profits at completion for these pipeline construction projects. This material weakness could result in misstatement of the aforementioned accounts and disclosures that would result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.
Internal Control over the Assessment of Significant Risks and Uncertainties Associated with Financial Covenant Compliance and Liquidity and Capital Resource Needs
As reported in our Annual Report on Form 10-K for the year ended December 31, 2014, we did not maintain effective internal controls over the assessment of significant risks and uncertainties associated with our ability to comply with financial covenants contained in our credit agreements and over the assessment of our ability to meet our liquidity and capital resource needs for a reasonable period of time primarily as a result of not reflecting certain business conditions timely and adequately in our forecast process. This material weakness could result in the failure to properly classify debt as a current liability, and the omission of material disclosures regarding significant risks and uncertainties associated with future covenant compliance, liquidity and capital resources in the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.
Remediation Plans for Material Weaknesses in Internal Control Over Financial Reporting
In response to the identified material weaknesses described above, our management, with oversight from our Audit Committee, will perform remediation plans that include the following.
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
Changes in Internal Control over Financial Reporting
There were no change in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarterly period ended March 31, 2015.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see the discussion under the caption “Contingencies” in Note 13 – Contingencies, Commitments and Other Circumstances of our “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Form 10-Q, which information from Note 13 is incorporated by reference herein.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors involving us from those previously disclosed in Item 1A of Part I included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases of our common stock by us during the quarter ended March 31, 2015:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2015 - January 31, 2015	3,312	$5.92	—	—
February 1, 2015 - February 28, 2015	—	—	—	—
March 1, 2015 - March 31, 2015	34,376	4.28	—	—
Total	37,688	$4.42	—	—

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

For information on unregistered sales of equity securities during the three months ended March 31, 2015, see our current report on Form 8-K dated March 31, 2015, filed with the SEC on April 3, 2015.

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

2.1
Stock Purchase Agreement dated as of March 17, 2015 by and among Novinium, Inc., Willbros Utility T&D Holdings, LLC and the Company (filed as Exhibit 2.1 to our current report on Form 8-K dated March 17, 2015, filed March 23, 2015).

2.2
Units Purchase Agreement dated as of March 31, 2015, by and among USIC Locating Services, LLC, as Purchaser, Willbros United States Holdings, Inc., as Seller, and the Company (filed as Exhibit 2.1 to our current report on Form 8-K dated March 31, 2015, filed April 3, 2015).

4.1
Amended and Restated Stockholder Agreement dated as of March 19, 2015, by and between the Company and InfrastruX Holdings, LLC (filed as Exhibit 4.1 to our current report on Form 8-K dated March 17, 2015, filed March 23, 2015).

10.1
First Amendment to Credit Agreement dated as of March 31, 2015, by and among the Company, as Borrower, certain subsidiary Guarantors party thereto, the Lenders party thereto, KKR Credit Advisors (US) LLC, as Arranger, and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to our current report on Form 8-K dated March 31, 2015, filed April 3, 2015).

10.2
Subscription Agreement dated as of March 31, 2015, by and among the Company and the Subscribers listed on Schedule A thereto (filed as Exhibit 10.2 to our current report on Form 8-K dated March 31, 2015, filed April 3, 2015).

10.3
Registration Rights Agreement dated as of March 31, 2015, by and among the Company and the Subscribers listed on the signature pages thereto (filed as Exhibit 10.3 to our current report on Form 8-K dated March 31, 2015, filed April 3, 2015).

10.4	Waiver and Release Agreement dated as of February 10, 2015 between Willbros Group, Inc. and James L. Gibson.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLBROS GROUP, INC.

Date: May 5, 2015	By:	/s/ Van A. Welch
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
2.1
Stock Purchase Agreement dated as of March 17, 2015 by and among Novinium, Inc., Willbros Utility T&D Holdings, LLC and the Company (filed as Exhibit 2.1 to our current report on Form 8-K dated March 17, 2015, filed March 23, 2015).

2.2
Units Purchase Agreement dated as of March 31, 2015, by and among USIC Locating Services, LLC, as Purchaser, Willbros United States Holdings, Inc., as Seller, and the Company (filed as Exhibit 2.1 to our current report on Form 8-K dated March 31, 2015, filed April 3, 2015).

4.1
Amended and Restated Stockholder Agreement dated as of March 19, 2015, by and between the Company and InfrastruX Holdings, LLC (filed as Exhibit 4.1 to our current report on Form 8-K dated March 17, 2015, filed March 23, 2015).

10.1
First Amendment to Credit Agreement dated as of March 31, 2015, by and among the Company, as Borrower, certain subsidiary Guarantors party thereto, the Lenders party thereto, KKR Credit Advisors (US) LLC, as Arranger, and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to our current report on Form 8-K dated March 31, 2015, filed April 3, 2015).

10.2
Subscription Agreement dated as of March 31, 2015, by and among the Company and the Subscribers listed on Schedule A thereto (filed as Exhibit 10.2 to our current report on Form 8-K dated March 31, 2015, filed April 3, 2015).

10.3
Registration Rights Agreement dated as of March 31, 2015, by and among the Company and the Subscribers listed on the signature pages thereto (filed as Exhibit 10.3 to our current report on Form 8-K dated March 31, 2015, filed April 3, 2015).

10.4	Waiver and Release Agreement dated as of February 10, 2015 between Willbros Group, Inc. and James L. Gibson.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.