Form 10-Q
period 2015-06-30
Willbros Group, Inc.\NEW\
filed 2015-08-07
CIK 1449732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.05 par value, outstanding as of July 31, 2015 was 62,108,063.

WILLBROS GROUP, INC.
FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2015

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$68,233	$23,273
Accounts receivable, net	228,960	347,137
Contract cost and recognized income not yet billed	20,147	39,781
Prepaid expenses and other current assets	30,184	25,432
Parts and supplies inventories	1,507	3,555
Deferred income taxes	5,052	6,621
Assets associated with discontinued operations	2,222	7,057
Total current assets	356,305	452,856
Property, plant and equipment, net	72,316	94,432
Intangible assets, net	92,713	116,130
Deferred income taxes	787	711
Other assets	35,085	28,078
Total assets	$557,206	$692,207
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$149,322	$207,313
Contract billings in excess of cost and recognized income	13,979	16,371
Current portion of capital lease obligations	909	917
Notes payable and current portion of long-term debt	8,576	7,476
Accrued income taxes	—	2,430
Other current liabilities	9,947	7,462
Liabilities associated with discontinued operations	1,859	5,185
Total current liabilities	184,592	247,154
Long-term debt	205,597	280,170
Capital lease obligations	33	467
Long-term liabilities for unrecognized tax benefits	—	117
Deferred income taxes	5,326	6,895
Other long-term liabilities	42,689	43,579
Total liabilities	438,237	578,382
Contingencies and commitments (Note 13)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 105,000,000 shares authorized and 63,695,099 shares issued at June 30, 2015 (70,000,000 shares authorized and 52,094,931 shares issued at December 31, 2014)	3,177	2,597
Additional paid-in capital	740,697	703,728
Accumulated deficit	(610,455)	(581,745)
Treasury stock at cost, 1,584,824 shares at June 30, 2015 (1,430,690 at December 31, 2014)	(14,190)	(13,832)
Accumulated other comprehensive income (loss)	(549)	2,788
Total Willbros Group, Inc. stockholders’ equity	118,680	113,536
Noncontrolling interest	289	289
Total stockholders’ equity	118,969	113,825
Total liabilities and stockholders’ equity	$557,206	$692,207
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Contract revenue	$286,923	$539,790	$633,855	$1,016,328
Operating expenses:
Contract costs	263,167	493,420	590,810	935,416
Amortization of intangibles	2,619	3,119	5,714	6,238
General and administrative	26,510	36,691	62,142	73,763
Loss (gain) on sale of subsidiaries	2,177	—	(56,372)	—
Other charges	4,735	—	8,685	—
	299,208	533,230	610,979	1,015,417
Operating income (loss)	(12,285)	6,560	22,876	911
Non-operating expenses:
Interest expense, net	(6,532)	(7,477)	(14,828)	(15,195)
Debt covenant suspension and extinguishment charges	(312)	(948)	(36,181)	(948)
Other, net	(103)	(151)	(213)	(111)
	(6,947)	(8,576)	(51,222)	(16,254)
Loss from continuing operations before income taxes	(19,232)	(2,016)	(28,346)	(15,343)
Provision (benefit) for income taxes	(209)	2,875	108	6,544
Loss from continuing operations	(19,023)	(4,891)	(28,454)	(21,887)
Income (loss) from discontinued operations net of provision for income taxes	137	(10,620)	(256)	(18,614)
Net loss	$(18,886)	$(15,511)	$(28,710)	$(40,501)
Basic loss per share attributable to Company shareholders:
Loss from continuing operations	$(0.32)	$(0.10)	$(0.52)	$(0.45)
Loss from discontinued operations	—	(0.22)	—	(0.38)
Net loss	$(0.32)	$(0.32)	$(0.52)	$(0.83)
Diluted loss per share attributable to Company shareholders:
Loss from continuing operations	$(0.32)	$(0.10)	$(0.52)	$(0.45)
Loss from discontinued operations	—	(0.22)	—	(0.38)
Net loss	$(0.32)	$(0.32)	$(0.52)	$(0.83)
Weighted average number of common shares outstanding:
Basic	60,227,495	49,336,581	55,052,192	49,093,356
Diluted	60,227,495	49,336,581	55,052,192	49,093,356
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(18,886)	$(15,511)	$(28,710)	$(40,501)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	1,447	2,076	(3,204)	13
Changes in derivative financial instruments	357	(845)	(133)	(1,630)
Total other comprehensive income (loss), net of tax	1,804	1,231	(3,337)	(1,617)
Total comprehensive loss	$(17,082)	$(14,280)	$(32,047)	$(42,118)
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(28,710)	$(40,501)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	256	18,614
Depreciation and amortization	16,269	18,559
Loss on sale of long-lived asset	2,226	—
Debt covenant suspension and extinguishment charges	36,181	948
Stock-based compensation	3,568	4,509
Amortization of debt issuance costs	311	491
Non-cash interest expense	—	724
Deferred income tax expense (benefit)	(114)	3,234
Gain on disposal of property and equipment	(3,044)	(2,721)
Gain on sale of subsidiaries	(56,372)	—
Provision for (recovery of) bad debts	(39)	412
Changes in operating assets and liabilities:
Accounts receivable	84,212	(49,941)
Contract cost and recognized income not yet billed	17,225	(10,673)
Prepaid expenses and other current assets	(5,851)	(9,057)
Accounts payable and accrued liabilities	(38,817)	20,609
Accrued income taxes	(2,441)	(5,977)
Contract billings in excess of cost and recognized income	(1,476)	5,676
Other assets and liabilities, net	(9,173)	(2,990)
Cash provided by (used in) operating activities of continuing operations	14,211	(48,084)
Cash provided by operating activities of discontinued operations	805	10,622
Cash provided by (used in) operating activities	15,016	(37,462)
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	6,670	3,827
Proceeds from sale of subsidiaries	97,344	46,152
Purchases of property, plant and equipment	(1,641)	(8,353)
Cash provided by investing activities of continuing operations	102,373	41,626
Cash provided by investing activities of discontinued operations	448	289
Cash provided by investing activities	102,821	41,915
Cash flows from financing activities:
Proceeds from revolver and notes payable	39,030	30,000
Payments on capital leases	(442)	(479)
Payments of revolver and notes payable	(30,466)	(19,336)
Payments on term loan facility	(79,674)	(28,527)
Cost of debt issuance	(556)	—
Payments to reacquire common stock	(358)	(1,241)
Cash used in financing activities of continuing operations	(72,466)	(19,583)
Cash used in financing activities of discontinued operations	—	(100)
Cash used in financing activities	(72,466)	(19,683)
Effect of exchange rate changes on cash and cash equivalents	(411)	(106)
Net increase (decrease) in cash and cash equivalents	44,960	(15,336)
Cash and cash equivalents of continuing operations at beginning of period	23,273	42,569
Cash and cash equivalents of discontinued operations at beginning of period	—	1,041
Cash and cash equivalents at beginning of period	23,273	43,610
Cash and cash equivalents at end of period	68,233	28,274
Less: cash and cash equivalents of discontinued operations at end of period	—	—
Cash and cash equivalents of continuing operations at end of period	$68,233	$28,274
Supplemental disclosures of cash flow information:
Cash paid for interest (including discontinued operations)	$15,078	$13,823
Cash paid for income taxes (including discontinued operations)	$2,951	$13,390
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
The accompanying Condensed Consolidated Balance Sheet as of December 31, 2014, which has been derived from audited consolidated financial statements, and the unaudited Condensed Consolidated Financial Statements as of June 30, 2015 and 2014, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. However, the Company believes the presentations and disclosures herein are adequate to make the information not misleading. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s December 31, 2014 audited Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
In the opinion of management, the unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary to fairly state the financial position as of June 30, 2015, and the results of operations and cash flows of the Company for all interim periods presented. The results of operations and cash flows for the six months ended June 30, 2015 are not necessarily indicative of the operating results and cash flows to be achieved for the full year.
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
2. New Accounting Pronouncements
In April 2015, the FASB issued guidance that simplifies the presentation of debt issuance costs with the requirement that debt issuance costs related to a debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. The Company does not believe the guidance will have a material effect on its condensed consolidated financial statements.
In May 2014, the FASB and the IASB issued common guidance surrounding the recognition of revenue from contracts with customers. Under the new guidance, a company will recognize revenue when it satisfies a performance obligation by transferring a promised good or service to a customer. Revenue will be recognized at an amount that reflects the consideration it expects to receive in exchange for those goods and services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This standard is effective, on either a full retrospective or a modified retrospective basis, for interim and annual periods beginning on or after December 15, 2017. The Company is still assessing the impact of this guidance on its consolidated financial statements.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Business Disposals

Downstream Professional Services
On June 12, 2015, the Company sold all of its issued and outstanding equity of Willbros Engineers, LLC and Willbros Heater Services, LLC (collectively "Downstream Professional Services") to BR Engineers, LLC for approximately $10.0 million in cash. The closing consideration is subject to working capital and other typical post-closing adjustments. The Company recorded a loss of $2.2 million in connection with this sale during the second quarter of 2015.
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
The three business disposals discussed above do not qualify as discontinued operations at June 30, 2015 in accordance with Accounting Standards Update ("ASU") 2014-08, which the Company adopted on January 1, 2015.
4. Other Charges
For the six months ended June 30, 2015, approximately $4.4 million in equipment and facility lease abandonment charges, $1.1 million in employee severance charges and $0.5 million in the accelerated vesting of stock awards related to management changes and headcount reductions across the Company are included in the line item "Other charges" on the Condensed Consolidated Statement of Operations. Also included in this line item is a $2.2 million loss on the sale of a long-lived asset and $0.4 million in legal and accounting costs associated with the investigation of the root cause behind the deterioration of certain construction projects within the Oil & Gas segment which led to the restatements of the Company's Condensed Consolidated Financial Statements for the quarterly periods ended March 31, 2014 and June 30, 2014.

Activity in the accrual related to other charges for the six months ended June 30, 2015 is as follows (in thousands):

	Employee Termination and Other Benefits	Equipment and facility lease abandonment	Loss on sale of long-lived asset	Accounting and legal fees associated with restatement	Total
Accrued cost at December 31, 2014	$397	$—	$—	$3,413	$3,810
Costs recognized during the six months ended June 30, 2015	1,637	4,376	2,226	446	8,685
Cash payments	(1,569)	—	—	(3,045)	(4,614)
Non-cash charges (1)	(465)	(4,376)	(2,226)	—	(7,067)
Accrued cost at June 30, 2015	$—	$—	$—	$814	$814

(1)	Non-cash charges consist of $0.5 million of accelerated stock-based compensation, $4.4 million in equipment and lease impairment charges and a $2.2 million loss on the sale of a long-lived asset.

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
Contract cost and recognized income not yet billed and related amounts billed as of June 30, 2015 and December 31, 2014 was as follows (in thousands):

	June 30, 2015	December 31, 2014
Cost incurred on contracts in progress	$812,634	$981,518
Recognized income	68,703	90,994
	881,337	1,072,512
Progress billings and advance payments	(875,169)	(1,049,102)
	$6,168	$23,410
Contract cost and recognized income not yet billed	$20,147	$39,781
Contract billings in excess of cost and recognized income	(13,979)	(16,371)
	$6,168	$23,410
Contract cost and recognized income not yet billed includes $3.0 million and $2.8 million at June 30, 2015 and December 31, 2014, respectively, on completed contracts.
The balances billed but not paid by customers pursuant to retainage provisions in certain contracts are generally due upon completion of the contracts and acceptance by the customer. Based on the Company’s experience with similar contracts in recent years, the majority of the retainage balances at each balance sheet date are expected to be collected within the next 12 months. Current retainage balances at June 30, 2015 and December 31, 2014, were approximately $28.7 million and $43.4 million, respectively, and are included in “Accounts receivable” in the Condensed Consolidated Balance Sheets. There were no retainage balances with settlement dates beyond the next 12 months at June 30, 2015 and December 31, 2014.
6. Intangible Assets
The changes in the carrying amounts of intangible assets for the six months ended June 30, 2015 are detailed below (in thousands):

	Customer Relationships	Trademark / Tradename	Technology	Total
Balance as of December 31, 2014	$105,604	$7,505	$3,021	$116,130
Amortization	(4,950)	(636)	(128)	(5,714)
Additions	—	300	120	420
Disposals	(13,681)	(1,539)	(2,903)	(18,123)
Balance as of June 30, 2015	$86,973	$5,630	$110	$92,713
Weighted Average Remaining Amortization Period	9.9 years	5.0 years	4.5 years
Disposals relate to the intangible assets sold as part of the sales of Downstream Professional Services, Premier and UtilX during the first six months of 2015. See Note 3 – Business Disposals for additional information associated with these disposals.
Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 15 years.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Intangible Assets (continued)

Estimated amortization expense for the remainder of 2015 and each of the subsequent five years and thereafter is as follows (in thousands):

Fiscal year:
Remainder of 2015	$4,984
2016	9,969
2017	9,969
2018	9,969
2019	9,969
2020	9,142
Thereafter	38,711

Total amortization	$92,713

7. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30, 2015	December 31, 2014
Trade accounts payable	$58,180	$82,557
Payroll and payroll liabilities	33,610	44,483
Accrued contract costs	22,390	34,791
Self-insurance accrual	15,972	15,915
Other accrued liabilities	19,170	29,567
Total accounts payable and accrued liabilities	$149,322	$207,313
8. Long-Term Debt

Long-term debt as of June 30, 2015 and December 31, 2014 was as follows (in thousands):

	June 30, 2015	December 31, 2014
2014 Term Loan Facility	$190,326	$270,000
Revolver borrowings under the 2013 ABL Credit Facility	—	—
Capital lease obligations	942	1,384
Other obligations	23,847	17,646
Total debt	215,115	289,030
Less: current portion	(9,485)	(8,393)
Long-term debt, net	$205,630	$280,637
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
The term loans bear interest at the “Adjusted Base Rate” plus an applicable margin of 8.75 percent, or the “Eurodollar Rate” plus an applicable margin of 9.75 percent. The interest rate in effect at June 30, 2015 and 2014 was 11 percent, comprised of an applicable margin of 9.75 percent for Eurodollar rate loans plus a LIBOR floor of 1.25 percent.
During the first six months of 2015, the Company made early payments of approximately $78.3 million against its 2014 Term Loan Facility. As a result of these early payments, the Company recorded debt extinguishment charges of approximately $1.9 million, which consisted of prepayment premiums of 2 percent and the write-off of debt issuance costs.
2013 ABL Credit Facility
On August 7, 2013 the Company entered into a five-year $150.0 million asset based senior revolving credit facility maturing on August 7, 2018 with Bank of America, N.A. serving as sole administrative agent for the lenders thereunder, collateral agent, issuing bank and swingline lender (as amended, the “2013 ABL Credit Facility”).
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
On March 31, 2015, (the "Closing Date"), the Company amended the 2014 Term Credit Agreement pursuant to a First Amendment (the "First Amendment"). The First Amendment, among other things, suspends the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio covenants for the period from December 31, 2014 through March 31, 2016 (the "Covenant Suspension Period") and provides that any failure by the Company to comply with the Maximum Total Leverage Ratio or Minimum Interest Coverage Ratio during the Covenant Suspension Period shall not be deemed to result in a default or event of default. Prior to obtaining the First Amendment, the Company would not have complied with the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio at June 30, 2015.
In consideration of the suspension of the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the Covenant Suspension Period, the Company entered into a subscription agreement pursuant to which it issued approximately 10.1 million shares, which was equivalent to 19.9 percent of the outstanding shares of common stock immediately prior to the Closing Date of the First Amendment, to KKR Lending Partners II L.P. and other entities indirectly advised by KKR Credit Advisers (US), LLC. In connection with this transaction, the Company recorded debt covenant suspension charges of approximately $33.5 million which represented the fair value of the 10.1 million outstanding shares of common stock issued, multiplied by the closing stock price on the Closing Date. In addition, the Company recorded debt extinguishment charges of approximately $0.8 million related to the write-off of debt issuance costs associated with the Company's 2014 Term Loan Facility.
The Company’s primary sources of capital are its cash on hand, proceeds from asset sales, operating cash flows and borrowings under the 2013 ABL Credit Facility.
The Company anticipates selling its Professional Services segment in the fourth quarter of 2015 and a discrete asset in the third quarter of 2015. Once the sales are completed, the Company expects to use the proceeds to make payments against its 2014 Term Loan Facility and for working capital purposes. In conjunction with these sales, and based on its current forecasts, the Company is seeking from the lenders under the 2013 ABL Credit Facility and the 2014 Term Loan Facility the approval of the sales, amendments under its 2014 Term Loan Facility to use a portion of the sales proceeds for working capital purposes, and reduced covenant compliance requirements beginning in the second quarter of 2016.
The Company expects to have sufficient liquidity and capital resources to meet its obligations for at least the next twelve months based on its current forecasts, the anticipated sales of its Professional Services segment and other discrete assets, cash on hand, operating cash flows, borrowings under the 2013 ABL Credit Facility and the anticipated amendments under the 2013 ABL Credit Facility and 2014 Term Loan Facility, which include the approval of the Professional Services and other discrete asset sales, amendments to use a portion of the sales proceeds for working capital purposes and reduced covenant compliance requirements beginning in the second quarter of 2016. The Company can make no assurance regarding its ability to achieve its

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Long-term Debt (continued)

forecasts, complete the sales of its Professional Services segment and other discrete assets, or obtain additional amendments to its 2013 ABL Credit Facility and 2014 Term Loan Facility.
As of June 30, 2015, the Company did not have any outstanding revolver borrowings. The Company’s unused availability under its June 30, 2015 borrowing base certificate was $48.3 million on a borrowing base of $104.1 million and outstanding letters of credit of $55.8 million. If the Company’s unused availability under the 2013 ABL Credit Facility is less than the greater of (i) 15 percent of the revolving commitments or $22.5 million for five consecutive days, or (ii) 12.5 percent of the revolving commitments or $18.8 million at any time, or upon the occurrence of certain events of default under the 2013 ABL Credit Facility, the Company is subject to increased reporting requirements, the administrative agent shall have exclusive control over any deposit account, the Company will not have any right of access to, or withdrawal from, any deposit account, or any right to direct the disposition of funds in any deposit account, and amounts in any deposit account will be applied to reduce the outstanding amounts under the 2013 ABL Credit Facility. In addition, if the Company's unused availability under the 2013 ABL Credit Facility is less than the amounts described above, the Company would be required to comply with a Minimum Fixed Charge Coverage Ratio of 1.15 to 1. Based on its current forecasts, the Company does not expect its unused availability under the 2013 ABL Credit Facility to be less than the amounts described above and therefore does not expect the Minimum Fixed Charge Coverage Ratio to be applicable over the next twelve months. If the Minimum Fixed Charge Coverage Ratio were to become applicable, the Company would not expect to be in compliance over the next twelve months and would therefore be in default under its credit agreements.
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

•	limitations on liens and indebtedness;

•	limitations on dividends and other payments in respect of capital stock;

•	limitations on capital expenditures; and

•	limitations on modifications of the documentation of the 2013 ABL Credit Facility.

Fair Value of Debt
The estimated fair value of the Company’s debt instruments as of June 30, 2015 and December 31, 2014 was as follows (in thousands):

	June 30, 2015	December 31, 2014
2014 Term Loan Facility	$190,326	$270,000
Revolver borrowings under the 2013 ABL Credit Facility	—	—
Capital lease obligations	942	1,384
Other obligations	23,847	17,646
Total fair value of debt instruments	$215,115	$289,030
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Income Taxes

The effective tax rate on continuing operations was negative 0.4 percent and negative 42.7 percent for the six months ended June 30, 2015 and 2014, respectively. Tax benefit for discrete items for the six months ended June 30, 2015 was approximately $0.1 million. This amount is composed primarily of Canadian income tax, a state tax refund and the release of an uncertain tax position due to a statute expiration. Tax expense for the six months ended June 30, 2015 was $0.1 million, mainly due to Canadian Tax and Texas Margins Tax offset by the tax benefit from a tax refund and release of an uncertain tax position. The Company has reserved for the benefit of current year losses in the United States. As of June 30, 2015, U.S. federal and state deferred tax assets continue to be covered by valuation allowances. The ultimate realization of deferred tax assets is dependent upon the generation of future U.S. taxable income. The Company considers the impacts of reversing taxable temporary differences, future forecasted income and available tax planning strategies when forecasting future taxable income and in evaluating whether deferred tax assets are more likely than not to be realized.
The effective tax rate on continuing operations was 1.1 percent and negative 142.6 percent for the three months ended June 30, 2015 and 2014, respectively. Tax benefit for the three months ended June 30, 2015 was $0.2 million, which primarily relates to Canadian Tax, release of an uncertain tax position and Texas Margins Tax.
The Company's interim tax provision has been estimated using the discrete method, which was based on statutory tax rates applied to pre-tax income as adjusted for permanent differences such as transfer pricing differences between generally accepted accounting principles and local country tax. The Company believes that this method yields a more reliable income tax calculation for interim periods. An annualized projected effective tax rate has not been applied because of the inability to develop a reliable estimate of the Company's pre-tax income, which is subject to variability due to change in in quarterly operational results.
10. Stockholders' Equity
Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Three Months Ended June 30, 2015 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income (loss)
Balance as of March 31, 2015	$2,212	$(4,565)	$(2,353)
Other comprehensive income (loss) before reclassifications	1,447	(136)	1,311
Amounts reclassified from accumulated other comprehensive income (loss)	—	493	493
Net current-period other comprehensive income	1,447	357	1,804
Balance as of June 30, 2015	$3,659	$(4,208)	$(549)

	Six Months Ended June 30, 2015 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income (loss)
Balance as of December 31, 2014	$6,863	$(4,075)	$2,788
Other comprehensive loss before reclassifications	(3,204)	(1,115)	(4,319)
Amounts reclassified from accumulated other comprehensive income (loss)	—	982	982
Net current-period other comprehensive loss	(3,204)	(133)	(3,337)
Balance as of June 30, 2015	$3,659	$(4,208)	$(549)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Stockholders' Equity (continued)

	Three Months Ended June 30, 2014 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income
Balance as of March 31, 2014	$9,217	$(3,258)	$5,959
Other comprehensive income (loss) before reclassifications	2,076	(1,098)	978
Amounts reclassified from accumulated other comprehensive income (loss)	—	253	253
Net current-period other comprehensive income (loss)	2,076	(845)	1,231
Balance as of June 30, 2014	$11,293	$(4,103)	$7,190

	Six Months Ended June 30, 2014 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income (loss)
Balance as of December 31, 2013	$11,280	$(2,473)	$8,807
Other comprehensive income (loss) before reclassifications	13	(2,133)	(2,120)
Amounts reclassified from accumulated other comprehensive income (loss)	—	503	503
Net current-period other comprehensive income (loss)	13	(1,630)	(1,617)
Balance as of June 30, 2014	$11,293	$(4,103)	$7,190

Reclassifications out of Accumulated Other Comprehensive Income

Three Months Ended June 30, 2015 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$493	Interest expense, net
Total	$493

Six Months Ended June 30, 2015 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$982	Interest expense, net
Total	$982

Three Months Ended June 30, 2014 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$253	Interest expense, net
Total	$253

Six Months Ended June 30, 2014 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$503	Interest expense, net
Total	$503

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
Basic and diluted income (loss) per common share from continuing operations is computed as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss from continuing operations applicable to common shares (numerator for basic and diluted calculation)	$(19,023)	$(4,891)	$(28,454)	$(21,887)
Weighted average number of common shares outstanding for basic loss per share	60,227,495	49,336,581	55,052,192	49,093,356
Weighted average number of potentially dilutive common shares outstanding	—	—	—	—
Weighted average number of common shares outstanding for diluted loss per share	60,227,495	49,336,581	55,052,192	49,093,356
Loss per common share from continuing operations:
Basic	$(0.32)	$(0.10)	$(0.52)	$(0.45)
Diluted	$(0.32)	$(0.10)	$(0.52)	$(0.45)

The Company has excluded shares potentially issuable under the terms of use of the securities listed below from the computation of diluted income per share, as the effect would be anti-dilutive:

	Three Months Ended June 30,
	2015	2014
Stock options	227,750	189,973
Restricted stock and restricted stock rights	431,687	430,298
	659,437	620,271
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Segment Information (continued)

The following tables reflect the Company’s operations by reportable segment for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30, 2015
	Oil & Gas	Utility T&D	Professional Services	Canada	Eliminations	Consolidated
Contract revenue	$61,778	$106,439	$70,687	$50,645	$(2,626)	$286,923
Contract costs	68,439	92,883	58,509	45,962	(2,626)	263,167
Amortization of intangibles	82	2,389	148	—	—	2,619
General and administrative	6,259	6,211	9,946	4,094	—	26,510
Loss on sale of subsidiary	—	—	—	—	—	2,177
Other charges	2,749	290	1,488	208	—	4,735
Operating income (loss)	$(15,751)	$4,666	$596	$381	$—	(12,285)
Non-operating expenses						(6,947)
Benefit for income taxes						(209)
Loss from continuing operations						(19,023)
Income from discontinued operations net of provision for income taxes						137
Net loss						$(18,886)

Other charges incurred during the second quarter of 2015 include $0.5 million related to the Company's corporate operations and have been allocated to each segment based on a percentage of total revenue.

	Three Months Ended June 30, 2014
	Oil & Gas	Utility T&D	Professional Services	Canada	Eliminations	Consolidated
Contract revenue	$234,010	$93,867	$118,670	$95,277	$(2,034)	$539,790
Contract costs	243,853	80,699	93,748	77,154	(2,034)	493,420
Amortization of intangibles	81	2,389	649	—	—	3,119
General and administrative	12,681	3,394	13,952	6,664	—	36,691
Operating income (loss)	$(22,605)	$7,385	$10,321	$11,459	$—	6,560
Non-operating expenses						(8,576)
Provision for income taxes						2,875
Loss from continuing operations						(4,891)
Loss from discontinued operations net of provision for income taxes						(10,620)
Net loss						$(15,511)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Segment Information (continued)

The following tables reflect the Company’s operations by reportable segment for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30, 2015
	Oil & Gas	Utility T&D	Professional Services	Canada	Eliminations	Consolidated
Contract revenue	$138,218	$193,425	$170,828	$137,654	$(6,270)	$633,855
Contract costs	145,825	176,050	147,211	127,994	(6,270)	590,810
Amortization of intangibles	163	4,779	772	—	—	5,714
General and administrative	15,378	11,808	25,062	9,894	—	62,142
Gain on sale of subsidiaries	—	—	—	—	—	(56,372)
Other charges	3,578	982	3,225	900	—	8,685
Operating income (loss)	$(26,726)	$(194)	$(5,442)	$(1,134)	$—	22,876
Non-operating expenses						(51,222)
Provision for income taxes						108
Loss from continuing operations						(28,454)
Loss from discontinued operations net of provision for income taxes						(256)
Net loss						$(28,710)
Other charges incurred during the first six months of 2015 include $3.3 million related to the Company's corporate operations and have been allocated to each segment based on a percentage of total revenue.

	Six Months Ended June 30, 2014
	Oil & Gas	Utility T&D	Professional Services	Canada	Eliminations	Consolidated
Contract revenue	$411,539	$177,388	$218,765	$212,356	$(3,720)	$1,016,328
Contract costs	430,191	157,476	177,362	174,107	(3,720)	935,416
Amortization of intangibles	163	4,779	1,296	—	—	6,238
General and administrative	24,802	7,334	28,108	13,519	—	73,763
Operating income (loss)	$(43,617)	$7,799	$11,999	$24,730	$—	911
Non-operating expenses						(16,254)
Provision for income taxes						6,544
Loss from continuing operations						(21,887)
Loss from discontinued operations net of provision for income taxes						(18,614)
Net loss						$(40,501)
Total assets by segment as of June 30, 2015 and December 31, 2014 are presented below (in thousands):

	June 30, 2015	December 31, 2014
Oil & Gas	$96,973	$179,305
Utility T&D	234,114	228,094
Professional Services	80,412	137,784
Canada	72,745	95,270
Corporate	70,740	44,697
Total assets, continuing operations	$554,984	$685,150

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. Contingencies, Commitments and Other Circumstances

Contingencies

Litigation and Regulatory Matters Related to the Company’s October 21, 2014 Press Release Announcing the Restatement of Condensed Consolidated Financial Statements for the Quarterly Period Ended June 30, 2014

After the Company announced it would be restating its Condensed Consolidated Financial Statements for the quarterly period ended June 30, 2014, a complaint was filed in the United States District Court for the Southern District of Texas on October 28, 2014 seeking class action status on behalf of purchasers of the Company’s stock and alleging damages on their behalf arising from the matters that led to the restatement. The original defendants in the case are the Company and its former chief executive officer and current chief financial officer. On January 31, 2015, the court named two employee retirement systems as Lead Plaintiffs. On March 31, 2015, a consolidated complaint was filed in which the current chief executive officer of the Company was added as a defendant. On June 15, 2015, a second amended consolidated complaint was filed. The complaint in the case, now entitled In re Willbros Group, Inc. Securities Litigation, alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, arising out of the restatements of the Company’s first and second quarter 2014 financial statements, its statements regarding debt compliance and liquidity, the decision to shut down the regional business, the delay in filing the 2014 10-K, and the determination that a material weakness existed as of December 31, 2014, and seeks undisclosed damages. On July 27, 2015, the Company filed a motion to dismiss the case. As this matter is at a very early stage, the Company is not able at this time to determine the likelihood of loss, if any, arising from this matter. The Company believes the claims are without merit and intends to defend against them vigorously.
In addition, two shareholder derivative complaints have been filed, one of which is now dismissed. The first, Markovich v. Harl et al, was filed on November 6, 2014 in the District Court of Harris County, Texas. The second, Kumararatne v. McNabb et al, was filed on March 4, 2015 in the United States District Court for the Southern District of Texas, but was voluntarily dismissed by the complainant on April 23, 2015. The remaining lawsuit is filed on behalf of the Company naming certain current and former officers and members of the Company's board of directors as defendants and the Company as a nominal defendant. The complaint alleges that the officer and board member defendants breached their fiduciary duties by permitting the Company's internal controls to be inadequate, wasted corporate assets, and were unjustly enriched. The defendants have sought dismissal on the grounds that the plaintiff failed to make demand upon the Company’s board to bring the suit. As this matter is at a very early stage, the Company is not able at this time to determine the likely outcome.
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
At June 30, 2015, the Company's days sales outstanding (“DSO”) was 77 days. Included in the DSO calculation are seven customer receivables in the Oil & Gas segment of $12.5 million, net of a $1.3 million reserve and three customer receivables in the Canada segment of $19.3 million, net of a $1.3 million reserve. Although payment is reasonably assured on these receivables, timing of ultimate receipt of payments may extend past the Company's normal collection cycle.
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. Contingencies, Commitments and Other Circumstances (continued)

Commitments
From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds and financial guarantees. Contracts with the Company’s customers may require the Company to secure letters of credit or surety bonds with regard to the Company’s performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or surety bonds in lieu of contract retention provisions, where the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At June 30, 2015, the Company had approximately $55.8 million of outstanding letters of credit, all of which related to continuing operations. This amount represents the maximum amount of payments the Company could be required to make if these letters of credit are drawn upon. Additionally, the Company issues surety bonds customarily required by commercial terms on construction projects. At June 30, 2015, the Company had bonds outstanding, primarily performance bonds, with a face value at $424.4 million related to continuing operations. This amount represents the bond penalty amount of future payments the Company could be required to make if the Company fails to perform its obligations under such contracts. The performance bonds do not have a stated expiration date; rather, each is released when the contract is accepted by the owner. The Company’s maximum exposure as it relates to the value of the bonds outstanding is lowered on each bonded project as the cost to complete is reduced. As of June 30, 2015, no liability has been recognized for letters of credit or surety bonds.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Fair Value Measurements (continued)

Financial Instruments Measured at Fair Value on a Recurring Basis

The Company measures certain financial instruments at fair value on a recurring basis. The fair value of these financial instruments (in thousands) was determined using the following inputs as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$4,208	$—	$4,208	$—

	December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$4,075	$—	$4,075	$—
Hedging Arrangements
The Company attempts to negotiate contracts that provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no derivative financial instruments to hedge currency risk at June 30, 2015 or December 31, 2014.

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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Fair Value Measurements (continued)

	Liability Derivatives
	June 30, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts- swaps	Other current liabilities	$1,859	Other current liabilities	$1,865
Interest rate contracts- swaps	Other long-term liabilities	2,349	Other long-term liabilities	2,210
Total derivatives		$4,208		$4,075

Three Months Ended June 30,
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2015	2014		2015	2014
Interest rate contracts	$(136)	$(1,098)	Interest expense, net	$493	$253
Total	$(136)	$(1,098)		$493	$253

Six Months Ended June 30,
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2015	2014		2015	2014
Interest rate contracts	$(1,115)	$(2,133)	Interest expense, net	$982	$503
	$(1,115)	$(2,133)		$982	$503
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
In the first quarter of 2014, the Company received $21.2 million in cash consisting of full payment against the $16.2 million letter of credit and $5.0 million of the $8.0 million in escrow. The Company received $1.5 million of additional proceeds in 2014. In the second quarter of 2015, the Company entered into a settlement agreement under which the Company received $3.7 million in full and final settlement of the outstanding amount.

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
Results of Discontinued Operations
Condensed Statements of Operations with respect to discontinued operations are as follows (in thousands):

	Three Months Ended June 30, 2015
	Hawkeye	CTS	Total
Contract revenue	$303	$—	$303
Operating income	141	—	141
Pre-tax income	137	—	137
Net income	137	—	137

	Three Months Ended June 30, 2014
	Hawkeye	CTS	Total
Contract revenue	$4,992	$—	$4,992
Operating loss	(2,324)	(8,161)	(10,485)
Pre-tax loss	(2,459)	(8,161)	(10,620)
Net loss	(2,459)	(8,161)	(10,620)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Discontinued Operations (continued)

	Six Months Ended June 30, 2015
	Hawkeye	CTS	Total
Contract revenue	$1,224	$—	$1,224
Operating loss	(269)	—	(269)
Pre-tax loss	(256)	—	(256)
Net loss	(256)	—	(256)

	Six Months Ended June 30, 2014
	Hawkeye	CTS	Total
Contract revenue	$11,072	$24,361	$35,433
Operating loss	(8,823)	(9,538)	(18,361)
Pre-tax loss	(9,076)	(9,538)	(18,614)
Net loss	(9,076)	(9,538)	(18,614)
Condensed Balance Sheets with respect to discontinued operations are as follows (in thousands):

June 30, 2015
Hawkeye
Accounts receivable, net	$2,091
Contract cost and recognized income not yet billed	66
Prepaid expenses and other current assets	4
Property, plant and equipment, net	61
Total assets	2,222
Accounts payable and accrued liabilities	$1,759
Other liabilities	100
Total liabilities	1,859
Net assets of discontinued operations	363

December 31, 2014
Hawkeye
Accounts receivable, net	$5,564
Contract cost and recognized income not yet billed	66
Prepaid expenses and other current assets	16
Property, plant and equipment, net	511
Other assets	900
Total assets	7,057
Accounts payable and accrued liabilities	$3,970
Other liabilities	1,215
Total liabilities	5,185
Net assets of discontinued operations	1,872

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2015 and 2014, included in Item 1 of Part I of this Form 10-Q, and the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

OVERVIEW
Willbros is a specialty energy infrastructure contractor serving the oil, gas, refinery, petrochemical and power industries. Our offerings include engineering, procurement and construction (either individually or as an integrated “EPC” service offering), turnarounds, maintenance, facilities development and operations services.

Second Quarter of 2015
In the second quarter of 2015, we reported contract revenue of $286.9 million, a decrease of approximately $252.9 million from the second quarter of 2014. The decrease is attributed primarily to a decrease of $172.2 million in our Oil & Gas segment as well as a decrease of $44.6 million in our Canada segment. Contract revenue also decreased $48.0 million in our Professional Services segment, primarily as a result of the first quarter of 2015 sales of UtilX Corporation ("UtilX") and Premier Utility Services, LLC ("Premier"). The Utility T&D segment reported revenue of $106.4 million, an increase of $12.6 million compared to 2014 driven primarily by growth in its Atlantic seaboard operations. The award of work to Willbros, and especially to our Oil & Gas segment, has been affected by customer confidence issues related to our financial performance. To mitigate this confidence gap, we have signed non-disclosure agreements with key customers and conducted meetings to improve their understanding of our capital structure and outlook as well as the actions we are taking to improve our operational and financial profile. We have received significant long term awards from certain key customers and believe that we can overcome this confidence issue.
The operating loss of $12.3 million during the second quarter of 2015 was a decrease of $18.8 million compared to operating income of $6.5 million in the second quarter of 2014. The decline in operating income reflects the net effect of the downturn in the energy sector coupled with the re-sizing of our Oil & Gas segment. Operating results reflect other charges, including employee severance and equipment and facility lease abandonment, totaling approximately $4.7 million, incurred as we continue to reduce overhead and indirect charges, exit the regional delivery model and streamline operations. Our Canada, Oil & Gas and Professional Services segments were all impacted negatively by the reduced capital budgets and delays in projects driven by lower oil prices.
Contract revenue of $61.8 million generated by our Oil & Gas segment was a decline of $172.2 million from the second quarter of 2014 primarily driven by decreased workload in our cross-country pipeline construction services and the exit from our regional delivery model. Oil & Gas recorded an operating loss of $15.8 million in the second quarter of 2015, a $6.9 million improvement from the second quarter of 2014 primarily due to the fact that the losses from a significant pipeline construction project in the second quarter of 2014 did not reoccur in the second quarter of 2015. Oil & Gas operating results included $2.7 million of the other charges discussed above as well as trailing costs associated with the exit from the regional delivery model and losses on certain projects in the downstream market.
Contract revenue of $106.4 million generated by our Utility T&D segment increased $12.6 million from the second quarter of 2014. Operating income of $4.7 million decreased $2.7 million over the same period in 2014. The decrease in operating income is primarily attributed to a worker's compensation refund in 2014 that did not reoccur in 2015, as well as an increase in allocated corporate overhead due to this segment's increased percentage of total company revenue. This segment, with maintenance operations in ten states, is expecting continued growth in its Atlantic seaboard operations relative to 2014 and is now pursuing electric transmission construction opportunities with a new management team in place within its Chapman subsidiary.
Our Canada segment reported contract revenue of $50.6 million, down $44.6 million from the same period last year. Second quarter of 2014 results included the close-out of a large capital project which was not replaced with similar work for 2015. Operating income for the second quarter of 2015 of $0.4 million was down $11.1 million from the same period last year due to the project close-out and lower volume as delays in project starts and budget curtailments by customers negatively impacted revenue. In addition to the normal slow-down due to Spring break-up, delays in the negotiation of project change orders have also impacted Canada results in the second quarter. Work acquisition in Canada has not been impacted as heavily as in our Oil & Gas segment and new project awards include certain long-term assignments up to three years.
Our Professional Services segment generated revenue of $70.7 million compared to $118.7 million in the second quarter of 2014. The decrease in revenue is primarily attributable to the sale of the UtilX and Premier businesses in the first quarter of 2015 as these businesses generated $42.7 million in revenue in the second quarter of 2014. Operating income of $0.6 million in the second quarter of 2015 was a $9.7 million decrease from the second quarter of last year. The decrease in operating income was driven by lower margins in our engineering service offerings, which were impacted by the general downturn in the oil and gas sector, and the absence of $6.3 million in operating income, exclusive of allocated segment and corporate general and administrative costs, from the two businesses which were sold earlier this year. Professional Services operating results included $1.5 million of the other charges discussed above.
Looking Forward
We believe world events have made it more probable that oil prices will remain in a range of fifty to sixty dollars, with some possible downside. This scenario implies that customers will be more disciplined and carefully scrutinize additional investment in oil and gas infrastructure projects beyond those that are already announced. We continue to believe that our electric transmission and distribution services are minimally impacted by oil prices. During the second quarter of 2015, we continued to streamline our business operations. The exit from the regional delivery model impacted second quarter results, but is largely complete and is not expected to have a material effect on operations going forward. An agreement for the planned sale of the Professional Services segment is expected in the third quarter and upon completion, we expect to apply proceeds from the sale to reduce term loan debt. These actions are expected to improve our risk profile and enhance relationships with our customer base. We continue to expect increased opportunities for our Canada, Oil & Gas and Utility T&D segments. In Canada, we expect continued long term opportunities in the oil sands providing construction and maintenance services to the mine sites, and have recently booked additional backlog including a three-year assignment with a key customer. We believe the expanding opportunity set for cross-country pipeline construction in Canada offers some upside for this segment in the next two years. Oil & Gas prospects appear strong for opportunities through 2016 and our proactive efforts to repair customer relationships impacted by our financial stress are yielding positive results. Our Utility T&D segment is active in ten states and, with new management in our transmission construction unit, is targeting projects to expand its transmission construction activity eastward from its current Southwest market presence. With completion of the sale of our Professional Services segment, we believe Willbros, going forward, will be a more nimble infrastructure construction provider with presence in the North American markets for oil sands, pipelines and facilities and electric utility construction and maintenance.
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

A reconciliation of Adjusted EBITDA from continuing operations to U.S. GAAP financial information follows (in thousands):

	Six Months Ended
	June 30, 2015	June 30, 2014
Loss from continuing operations	$(28,454)	$(21,887)
Interest expense, net	14,828	15,195
Provision for income taxes	108	6,544
Depreciation and amortization	16,269	18,559
Loss on sale of long-lived asset	2,226	—
Debt covenant suspension and extinguishment charges	36,181	948
Stock based compensation	3,568	4,509
Restructuring and reorganization costs	5,548	220
Accounting and legal fees associated with the restatements	446	—
Gain on sale of subsidiaries	(56,372)	—
Gain on disposal of property and equipment	(3,044)	(2,721)
Adjusted EBITDA from continuing operations	$(8,696)	$21,367

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

At June 30, 2015, total backlog was approximately $1.1 billion and 12 month backlog was approximately $0.6 billion. In comparison to December 31, 2014, total backlog decreased approximately $210.9 million and 12 month backlog decreased approximately $153.4 million. Of these overall decreases, approximately $161.1 million and $110.8 million in total and 12 month backlog, respectively, is attributable to the sale of our UtilX and Premier subsidiaries in the first quarter of 2015 and the sale of our Downstream Professional Services subsidiary in the second quarter of 2015. See Note 3 – Business Disposals for additional information associated with these disposals.
The remaining overall decreases were primarily related to the burn-off of revenue out-pacing additions in our Oil & Gas and Professional Services segments as well as the continued work-off of MSAs, which are subject to renewal options. Our Canada segment added two significant projects in the second quarter of 2015, increasing their backlog from December 31, 2014.

The following tables (in thousands) show our backlog from continuing operations by operating segment and geographic location as of June 30, 2015 and December 31, 2014:

	June 30, 2015				December 31, 2014
	12 Month	Percent	Total	Percent	12 Month	Percent	Total	Percent
Oil & Gas	$87,030	14.8%	$87,390	7.7%	$106,267	14.4%	$109,840	8.1%
Utility T&D	302,963	51.7%	760,501	66.6%	295,957	40.0%	803,392	59.4%
Professional Services	51,872	8.8%	60,291	5.3%	191,122	25.8%	250,574	18.6%
Canada	144,440	24.7%	233,257	20.4%	146,328	19.8%	188,508	13.9%
Total Backlog	$586,305	100.0%	$1,141,439	100.0%	$739,674	100.0%	$1,352,314	100.0%

	June 30, 2015		December 31, 2014
	Total	Percent	Total	Percent
Total Backlog by Geographic Region
United States	$906,512	79.4%	$1,161,543	85.9%
Canada	233,257	20.4%	188,508	13.9%
Other International	1,670	0.2%	2,263	0.2%
Backlog	$1,141,439	100.0%	$1,352,314	100.0%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In our Annual Report on Form 10-K for the year ended December 31, 2014, we identified and disclosed our significant accounting policies. Subsequent to December 31, 2014, there has been no change to our significant accounting policies.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
(in thousands)

	2015	2014	Change
Contract revenue
Oil & Gas	$61,778	$234,010	$(172,232)
Utility T&D	106,439	93,867	12,572
Professional Services	70,687	118,670	(47,983)
Canada	50,645	95,277	(44,632)
Eliminations	(2,626)	(2,034)	(592)
Total	286,923	539,790	(252,867)
General and administrative	26,510	36,691	(10,181)
Loss on sale of subsidiary	2,177	—	2,177
Other charges	4,735	—	4,735
Operating income (loss)
Oil & Gas	(15,751)	(22,605)	6,854
Utility T&D	4,666	7,385	(2,719)
Professional Services	596	10,321	(9,725)
Canada	381	11,459	(11,078)
Corporate	(2,177)	—	(2,177)
Total	(12,285)	6,560	(18,845)
Non-operating expenses	(6,947)	(8,576)	1,629
Loss from continuing operations before income taxes	(19,232)	(2,016)	(17,216)
Provision (benefit) for income taxes	(209)	2,875	(3,084)
Loss from continuing operations	(19,023)	(4,891)	(14,132)
Income (loss) from discontinued operations net of provision for income taxes	137	(10,620)	10,757
Net loss	$(18,886)	$(15,511)	$(3,375)

Consolidated Results
Contract Revenue
Contract revenue decreased $252.9 million in the second quarter of 2015 primarily related to a reduction of revenues in our Oil & Gas and Canada segments due to a lower volume of work and the impact of current market conditions, including the decline in crude oil prices and the reduction in capital spending of a large number of exploration and production companies. Professional Services revenue also decreased primarily as a result of the sale of UtilX and Premier in the first quarter of 2015. This decrease was partially offset by an increase in revenue from our Utility T&D segment primarily due to growth in distribution MSA work in the Atlantic seaboard.

General and Administrative Expenses
General and administrative expenses decreased $10.2 million quarter-over-quarter as a result of cost reduction initiatives taken over the last several quarters, including, but not limited to, employee headcount reductions and the closing of our regional offices. We are continuing to take measures to reduce our general and administrative costs.

Loss on Sale of Subsidiary
Loss on sale of subsidiary increased $2.2 million as a result of the sale of our Downstream Professional Services subsidiary in the second quarter of 2015.

Other Charges
Other charges increased $4.7 million primarily as a result of a $0.2 million loss on the sale of a long-lived asset as well as $3.7 million in equipment and facility lease abandonment charges, $0.6 million in employee severance charges and $0.2 million in the accelerated vesting of stock awards related to management changes and headcount reductions across the Company during the second quarter of 2015.

Operating Income (Loss)
Operating loss increased $18.8 million in the second quarter of 2015 driven primarily by reduced performance in our Canada segment primarily attributed to the close-out of major project work, declining crude oil prices and other market conditions as well as a reduction of income in our Professional Services and Utility T&D segments. These increases were partially offset by a reduction of losses in our Oil & Gas segment primarily due to the fact that the losses from a significant pipeline construction project in the second quarter of 2014 did not reoccur in the second quarter of 2015.

Non-Operating Expenses
Non-operating expenses decreased $1.6 million in the second quarter of 2015, primarily due to reduced interest expense as a result of a lower Term Loan balance in the second quarter of 2015 as compared to the second quarter of 2014.

Provision (Benefit) for Income Taxes
Provision for income taxes decreased $3.1 million in the second quarter of 2015 primarily attributed to decreased profitability in our Canada segment, which is subject to an income tax provision. We have reserved for the benefit of current year losses in the United States for the second quarter of 2015 as our U.S. federal and state deferred tax assets continue to be covered by valuation allowances.

Income (Loss) from Discontinued Operations, Net of Taxes
Loss from discontinued operations decreased $10.8 million in the second quarter of 2015 primarily due to an $8.2 million loss on the sale of our union refinery maintenance turnaround business unit, a related fabrication facility and associated tools and equipment ("CTS") which was recorded in the second quarter of 2014. In addition, the Maine Power Reliability Program (“MPRP”) Project decreased its losses quarter-over-quarter.

Segment Results
Oil & Gas Segment
Contract revenue decreased $172.2 million in the second quarter of 2015 primarily related to lower volumes of work in our cross-country pipeline construction services as well as exiting from our regional delivery model.
Operating loss decreased $6.9 million in the second quarter of 2015 primarily related to improved performance in our facilities and integrity construction services as well as the fact that the losses from a significant pipeline construction project in the second quarter of 2014 did not reoccur in the second quarter of 2015. This improvement was partially offset by increased losses in our cross-country pipeline construction services due to the lower volume of work, trailing costs associated with the exit from the regional delivery model and losses on certain projects in the downstream market.

Utility T&D Segment
Contract revenue increased $12.6 million in the second quarter of 2015 driven primarily by growth in distribution MSA work in the Atlantic seaboard. The increase in distribution work was partially offset by a decrease in transmission construction work quarter-over-quarter for a key customer.
Operating income decreased $2.7 million in the second quarter of 2015 driven primarily by a worker's compensation refund in 2014 that did not reoccur in 2015, as well as an increase in allocated corporate overhead due to this segment's increased percentage of total company revenue. Operating income also decreased as a result of decreased productivity in transmission construction and environmental and matting services, partially offset by increased profit in distribution MSA work in the Atlantic seaboard.

Professional Services Segment
Contract revenue decreased $48.0 million quarter-over-quarter, primarily due to the sales of UtilX and Premier in the first quarter of 2015 as these businesses generated $42.7 million in revenue in the second quarter of 2014. This decrease was also driven by the sale of Downstream Professional Services in the second quarter of 2015 as the change in revenue from this business was $9.5 million quarter-over-quarter.
Operating income decreased $9.7 million in the second quarter of 2015 primarily due to the sales of UtilX and Premier in the first quarter of 2015 which generated $6.3 million in operating income, exclusive of allocated segment and corporate general and administrative costs in the second quarter of 2014. Our engineering service offerings in the upstream market also experienced a decline in operating income during the quarter, which was partially offset by increased income in our government service offerings.

Canada Segment
Contract revenue decreased $44.6 million in the second quarter of 2015 primarily attributed to a lower volume of work performed on construction and maintenance and fabrication activities and specialty service projects quarter-over-quarter. This decrease was partially offset by increased activity within our tanks and facilities and electrical and instrumentation service offerings.
Operating income decreased $11.1 million quarter-over-quarter primarily due to the completion of a key construction project which has converted to maintenance work, yielding lower overall margins, as well as the decrease in market demand for capital projects in the construction and maintenance space.

Corporate
Operating loss increased $2.2 million in the second quarter of 2015 due to the loss on the sale of the Downstream Professional Services subsidiary discussed above.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
(in thousands)

	2015	2014	Change
Contract revenue
Oil & Gas	$138,218	$411,539	$(273,321)
Utility T&D	193,425	177,388	16,037
Professional Services	170,828	218,765	(47,937)
Canada	137,654	212,356	(74,702)
Eliminations	(6,270)	(3,720)	(2,550)
Total	633,855	1,016,328	(382,473)
General and administrative	62,142	73,763	(11,621)
Gain on sale of subsidiaries	(56,372)	—	(56,372)
Other charges	8,685	—	8,685
Operating income (loss)
Oil & Gas	(26,726)	(43,617)	16,891
Utility T&D	(194)	7,799	(7,993)
Professional Services	(5,442)	11,999	(17,441)
Canada	(1,134)	24,730	(25,864)
Corporate	56,372	—	56,372
Total	22,876	911	21,965
Non-operating expenses	(51,222)	(16,254)	(34,968)
Loss from continuing operations before income taxes	(28,346)	(15,343)	(13,003)
Provision for income taxes	108	6,544	(6,436)
Loss from continuing operations	(28,454)	(21,887)	(6,567)
Loss from discontinued operations net of provision for income taxes	(256)	(18,614)	18,358
Net loss	$(28,710)	$(40,501)	$11,791

Consolidated Results
Contract Revenue
Contract revenue decreased $382.5 million in the first six months of 2015 primarily related to a reduction of revenues in our Oil & Gas and Canada segments primarily due to a lower volume of work and the impact of current market conditions, including the decline in crude oil prices and the reduction in capital spending of a large number of exploration and production companies. Professional Services revenue also decreased primarily as a result of the sale of UtilX and Premier in the first quarter of 2015. This decrease was partially offset by an increase in revenue from our Utility T&D segment primarily due to growth in distribution MSA work in the Atlantic seaboard.

General and Administrative Expenses
General and administrative expenses decreased $11.6 million in the first six months of 2015 as a result of cost reduction initiatives taken over the last several quarters, including, but not limited to, employee headcount reductions and the closing of our regional offices. We are continuing to take measures to reduce our general and administrative costs.

Gain on Sale of Subsidiaries
Gain on sale of subsidiaries increased $56.4 million as a result of the $58.5 million gain on the sale of our UtilX and Premier subsidiaries in the first quarter of 2015, partially offset by the $2.2 million loss on the sale of our Downstream Professional Services subsidiary in the second quarter of 2015.

Other Charges
Other charges increased $8.7 million primarily as a result of a $2.2 million loss on the sale of a long-lived asset as well as $0.4 million in legal and accounting fees, $4.4 million in equipment and facility lease abandonment charges, $1.1 million in employee severance charges and $0.5 million in the accelerated vesting of stock awards related to management changes and headcount reductions across the Company during the first six months of 2015.

Operating Income
Operating income increased $22.0 million in the first six months of 2015 driven primarily by the gain on the sale of the UtilX and Premier subsidiaries discussed above, in addition to a reduction of losses in our Oil & Gas segment primarily due to the fact that the losses incurred on two significant pipeline construction projects in 2014 did not reoccur in 2015. These increases were partially offset by reduced performance in our Canada segment primarily attributed to the close-out of major project work, declining crude oil prices and other market conditions as well as a reduction of income in our Professional Services and Utility T&D segments.

Non-Operating Expenses
Non-operating expenses increased $35.0 million in the first six months of 2015, primarily due to $36.2 million in debt covenant suspension and extinguishment charges related to the fair value of outstanding stock issued during the first quarter of 2015, prepayment premiums in connection with early payments against our 2014 Term Loan Facility and the write-off of debt issuance costs. This increase was partially offset by a reduction of interest expense as a result of a lower Term Loan balance throughout the first six months of 2015 as compared to the first six months of 2014.

Provision for Income Taxes
Provision for income taxes decreased $6.4 million in the first six months of 2015 primarily attributed to decreased profitability in our Canada segment, which is subject to an income tax provision. We have reserved for the benefit of current year losses in the United States for the first six months of 2015 as our U.S. federal and state deferred tax assets continue to be covered by valuation allowances.

Loss from Discontinued Operations, Net of Taxes
Loss from discontinued operations decreased $18.4 million in the first six months of 2015 primarily due to an $8.2 million loss on the sale of our union refinery maintenance turnaround business unit, a related fabrication facility and associated tools and equipment ("CTS") which was recorded in the second quarter of 2014. In addition, the MPRP Project decreased its losses period-over-period.

Segment Results
Oil & Gas Segment
Contract revenue decreased $273.3 million in the first six months of 2015 primarily related to lower volumes of work in our tanks and facilities and cross-country pipeline construction services as well as exiting from our regional delivery model.
Operating loss decreased $16.9 million in the first six months of 2015 primarily related to improved performance in our facilities and integrity construction services as well as a the fact that the losses from two significant pipeline construction projects in the first six months of 2014 did not reoccur in the first six months of 2015. This improvement was partially offset by increased losses in our cross-country pipeline construction services due to the lower volume of work, trailing costs associated with the exit from the regional delivery model and losses on certain projects in the downstream market.

Utility T&D Segment
Contract revenue increased $16.0 million in the first six months of 2015 driven primarily by growth in distribution MSA work in the Atlantic seaboard. The increase in distribution work was partially offset by a decrease in transmission construction work period-over-period for a key customer.
Operating income decreased $8.0 million in the first six months of 2015 driven primarily by an increase in allocated corporate overhead due to this segment's increased percentage of total company revenue. Operating income also decreased as a result of decreased productivity in transmission construction and environmental and matting services, partially offset by increased profit in distribution MSA work in the Atlantic seaboard.

Professional Services Segment
Contract revenue decreased $47.9 million compared to the same period in 2014 primarily due to the sales of UtilX and Premier in the first quarter of 2015, which accounted for $45.5 million of the change year-over-year. This decrease was also driven by the sale of Downstream Professional Services in the second quarter of 2015, whose revenue decreased $13.0 million year-over-year. These decreases were partially offset by higher revenue in our government service offerings compared to the same period in 2014.

Operating income decreased $17.4 million in the first six months of 2015 primarily due to the sales of UtilX and Premier in the first quarter of 2015, which generated $6.2 million in operating income, exclusive of allocated segment and corporate general and administrative costs, in the first six months of 2014 as compared to a year-to-date $3.1 million operating loss prior to being sold on March 31, 2015. Our engineering service offerings in the upstream market also experienced a decline in operating income during the first six months of 2015, which was partially offset by increased income in our government service offerings.
Canada Segment
Contract revenue decreased $74.7 million in the first six months of 2015 primarily attributed to a lower volume of work performed on construction and maintenance and fabrication activities and specialty service projects compared to the same period in 2014. This decrease was partially offset by increased activity within our tanks and facilities and electrical and instrumentation service offerings.
Operating income decreased $25.9 million in the first six months of 2015 primarily due to the completion of a key construction project which has converted to maintenance work, yielding lower overall margins, as well as the decrease in market demand for capital projects in the construction and maintenance space.

Corporate
Operating income increased $56.4 million in the first six months of 2015 due to the gain on sale of subsidiaries discussed above.
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
The term loans bear interest at the “Adjusted Base Rate” plus an applicable margin of 8.75 percent, or the “Eurodollar Rate” plus an applicable margin of 9.75 percent. The interest rate in effect at June 30, 2015 and 2014 was 11 percent, comprised of an applicable margin of 9.75 percent for Eurodollar Rate loans plus a LIBOR floor of 1.25 percent.
During the first six months of 2015, we made early payments of approximately $78.3 million against our 2014 Term Loan Facility. As a result of these early payments, we recorded debt extinguishment charges of approximately $1.9 million, which consisted of prepayment premiums of 2 percent and the write-off of debt issuance costs.
2013 ABL Credit Facility
On August 7, 2013 we entered into a five-year $150.0 million asset based senior revolving credit facility maturing on August 7, 2018 with Bank of America, N.A. serving as sole administrative agent for the lenders thereunder, collateral agent, issuing bank and swingline lender (as amended, the “2013 ABL Credit Facility”).

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
On March 31, 2015, (the "Closing Date"), we amended the 2014 Term Credit Agreement pursuant to a First Amendment (the "First Amendment"). The First Amendment, among other things, suspends the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio covenants for the period from December 31, 2014 through March 31, 2016 (the "Covenant Suspension Period") and provides that any failure by us to comply with the Maximum Total Leverage Ratio or Minimum Interest Coverage Ratio during the Covenant Suspension Period shall not be deemed to result in a default or event of default. Prior to obtaining the First Amendment, we would have not complied with the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio at June 30, 2015.
In consideration of the suspension of the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the Covenant Suspension Period, we entered into a subscription agreement pursuant to which we issued approximately 10.1 million shares, which was equivalent to 19.9 percent of the outstanding shares of our common stock immediately prior to the Closing Date of the First Amendment, to KKR Lending Partners II L.P. and other entities indirectly advised by KKR Credit Advisers (US), LLC. In connection with this transaction, we recorded debt covenant suspension charges of approximately $33.5 million which represented the fair value of the 10.1 million shares of common stock issued, multiplied by the closing stock price on the Closing Date. In addition, we recorded debt extinguishment charges of approximately $0.8 million related to the write-off of debt issuance costs associated with the 2014 Term Loan Facility.
Our primary sources of capital are cash on hand, proceeds from asset sales, operating cash flows and borrowings under the 2013 ABL Credit Facility.
We anticipate selling our Professional Services segment in the fourth quarter of 2015 and a discrete asset in the third quarter of 2015. Once the sales are completed, we expect to use the proceeds to make payments against the 2014 Term Loan Facility and for working capital purposes. In conjunction with these sales, and based on our current forecasts, we are seeking from the lenders under the 2013 ABL Credit Facility and the 2014 Term Loan Facility the approval of the sales, amendments under the 2014 Term Loan Facility to use a portion of the sales proceeds for working capital purposes, and reduced covenant compliance requirements beginning in the second quarter of 2016.
We expect to have sufficient liquidity and capital resources to meet our obligations for at least the next twelve months based on our current forecasts, the anticipated sales of our Professional Services segment and other discrete assets, cash on hand, operating cash flows, borrowings under the 2013 ABL Credit Facility and the anticipated amendments under the 2013 ABL Credit Facility and 2014 Term Loan Facility, which include the approval of the Professional Services and other discrete asset sales, amendments to use a portion of the sales proceeds for working capital purposes and reduced covenant compliance requirements beginning in the second quarter of 2016. We can make no assurance regarding our ability to achieve our forecasts, complete the sales of our Professional Services segment and other discrete assets, or obtain additional amendments to our 2013 ABL Credit Facility and 2014 Term Loan Facility.
As of June 30, 2015, we did not have any outstanding revolver borrowings and our unused availability under our June 30, 2015 borrowing base certificate was $48.3 million on a borrowing base of $104.1 million and outstanding letters of credit of $55.8 million. If our unused availability under the 2013 ABL Credit Facility is less than the greater of (i) 15 percent of the revolving commitments or $22.5 million for five consecutive days, or (ii) 12.5 percent of the revolving commitments or $18.8 million at any time, or upon the occurrence of certain events of default under the 2013 ABL Credit Facility, we would be subject to increased reporting requirements, the administrative agent shall have exclusive control over any deposit account, we will not have any right of access to, or withdrawal from, any deposit account, or any right to direct the disposition of funds in any deposit account, and amounts in any deposit account will be applied to reduce the outstanding amounts under the 2013 ABL Credit Facility. In addition, if our unused availability under the 2013 ABL Credit Facility is less than the amounts described above, we would be required to comply with a Minimum Fixed Charge Coverage Ratio of 1.15 to 1. Based on our current forecasts, we do not expect our unused availability under the 2013 ABL Credit Facility to be less than the amounts described above and therefore do not expect the Minimum Fixed Charge Coverage Ratio to be applicable over the next twelve months. If the Minimum Fixed Charge Coverage Ratio were to become applicable, we would not expect to be in compliance over the next twelve months and would therefore be in default under our credit agreements.
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

Cash Balances
As of June 30, 2015, we had cash and cash equivalents of $68.2 million. Our cash and cash equivalent balances held in the United States and foreign countries were $55.1 million and $13.1 million, respectively. In 2011, we discontinued our strategy of reinvesting non-U.S. earnings in foreign operations.
Our working capital position for continuing operations decreased $32.4 million to $171.4 million at June 30, 2015 from $203.8 million at December 31, 2014, largely attributable to decreased accounts receivable and to a decrease in unbilled revenue partially offset by decreased accounts payable. We expect that our liquidity will improve as we increase our project billings and collections from customers.
At June 30, 2015, our days sales outstanding (“DSO”) was 77 days. Included in the DSO calculation are seven customer receivables in the Oil & Gas segment of $12.5 million, net of a $1.3 million reserve and three customer receivables in the Canada segment of $19.3 million, net of a $1.3 million reserve. Although payment is reasonably assured on these receivables, timing of ultimate receipt of payments may extend past our normal collection cycle.
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
Cash flows provided by (used in) continuing operations by type of activity were as follows for the six months ended June 30, 2015 and 2014 (in thousands):

	2015	2014	Increase (Decrease)
Operating activities	$14,211	$(48,084)	$62,295
Investing activities	102,373	41,626	60,747
Financing activities	(72,466)	(19,583)	(52,883)
Effect of exchange rate changes	(411)	(106)	(305)
Cash provided by (used in) all continuing activities	$43,707	$(26,147)	$69,854

Operating Activities
Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of collection of receivables and the settlement of payables and other obligations. Working capital needs are generally higher during the summer and fall months when the majority of our capital-intensive projects are executed. Conversely, working capital assets are typically converted to cash during the late fall and winter months. Operating activities from continuing operations provided net cash of $14.2 million during the six months ended June 30, 2015 as compared to $48.1 million used during the same period of 2014. The $62.3 million increase in cash flow provided by operating activities is primarily a result of the following:

•	An increase in cash flow provided by accounts receivable of $134.2 million related to an increase in customer cash collections during the period;

•	An increase in cash flow provided by contracts in progress of $20.7 million related to increased billings on projects during the period; and

•	An increase in cash flow provided by prepaid expenses and other current assets of $3.2 million attributed primarily to changes in business activity as well as the timing of prepaid policies.

This was partially offset by:

•
An increase in cash flow used by accounts payable of $59.4 million attributed primarily to an increase of cash payments to vendors during the period as we balance our receivable collections with our vendor payments;

•	An increase in cash flow used by continuing operations of $33.7 million attributed primarily to an increase in net loss from operations, adjusted for any non-cash items; and

•	An increase in cash flow used by other assets and liabilities of $6.2 million primarily related to increased cash payments and decreased cash receipts during the period.

Investing Activities
Investing activities provided net cash of $102.4 million during the six months ended June 30, 2015 as compared to $41.6 million provided during the same period in 2014. The $60.8 million increase in cash flow provided by investing activities is primarily the result of the difference between the proceeds from sales of subsidiaries in the first six months of 2015 as compared to the first six months of 2014. We received $97.3 million in proceeds from the sales of UtilX, Premier and Downstream Professional Services in the first six months of 2015 in comparison to $21.2 million received for the sale of Hawkeye during the first quarter of 2014 and $25.0 million received for the sale of CTS in the second quarter of 2014.

Financing Activities
Financing activities used net cash of $72.5 million during the six months ended June 30, 2015 as compared to $19.6 million used during the same period of 2014. The $52.9 million increase in cash flow used in financing activities is primarily a result of the $51.1 million increase in payments made against our term loan and the $11.1 million increase in payments against our revolver and notes payable during the first six months of 2015 as compared to 2014. This increase in cash flow used was partially offset by a $9.0 million increase in proceeds received from our revolver and notes payable during the six months ended June 30, 2015.

Discontinued Operations
Cash flows provided by discontinued operations decreased $9.6 million in the first six months of 2015 as compared to the same period in 2014. This decrease was primarily due to the receipt of $17.0 million in settlement proceeds from the Central Maine Power Company in 2014, partially offset by decreased losses attributed to the MPRP Project.

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
Our industry is capital intensive and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. As such, we are focused on the following significant capital requirements:

•	Providing working capital for projects in process and those scheduled to begin in 2015; and

•	Funding our 2015 capital budget of approximately $12.0 million of which $10.9 million remained unspent as of June 30, 2015.
We are currently evaluating our planned capital spend as part of our ongoing liquidity assessment. We believe that our financial results combined with our current liquidity and financial management will provide sufficient funds to enable us to meet our future operating needs and our planned capital expenditures. In addition to pursuing the sale of the Professional Services segment, we continue to pursue other opportunities to reduce our indebtedness, which may include additional sales of non-strategic and under-performing assets (including equipment, real property and businesses).

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

•	cancellation of projects, in whole or in part, for any reason;

•	failing to realize cost recoveries on claims or change orders from projects completed or in progress within a reasonable period after completion of the relevant project;

•	political or social circumstances impeding the progress of our work and increasing the cost of performance;

•	inability to obtain and maintain legal registration status in one or more foreign countries in which we are seeking to do business;

•	inability to predict the timing of an increase in energy sector capital spending, which results in staffing below the level required to service such an increase;

•	inability to hire and retain sufficient skilled labor to execute our current work, our work in backlog and future work we have not yet been awarded;

•	inability to obtain adequate financing on reasonable terms;

•	inability to obtain sufficient surety bonds or letters of credit;

•	loss of the services of key management personnel;

•	inability to satisfy New York Stock Exchange continued listing requirements for our common stock;

•	downturns in general economic, market or business conditions in our target markets;

•	changes in and interpretation of U.S. and foreign tax laws that impact our worldwide provision for income taxes and effective income tax rate;

•	changes in applicable laws or regulations, or changed interpretations thereof, including climate change regulation;

•	changes in the scope of our expected insurance coverage;

•	inability to manage insurable risk at an affordable cost;

•	enforceable claims for which we are not fully insured;

•	incurrence of insurable claims in excess of our insurance coverage;

•	the occurrence of the risk factors listed elsewhere in this Form 10-Q or described in our periodic filings with the SEC; and

•	other factors, most of which are beyond our control.
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
Under our 2014 Term Loan Facility and the 2013 ABL Credit Facility, a 100 basis point increase in interest rates would increase interest expense by approximately $0.2 million. Conversely, a 100 basis point decrease in interest rates would decrease interest expense by $0.2 million.
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
The carrying amount and fair value of the swap agreements are equivalent since we account for these instruments at fair value. The fair value of the swap agreements was $4.2 million at June 30, 2015 and was based on using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates. A 100 basis point increase in interest rates would increase the fair value of the swaps by $2.7 million. Conversely, a 100 basis point decrease in interest rates (subject to minimum rates of zero) would decrease the fair value of the swaps by $2.1 million.

Foreign Currency Risk
We are exposed to market risk associated with changes in non-U.S. (primarily Canada) currency exchange rates. To mitigate our risk, we may borrow Canadian dollars under our Canadian Facility to settle U.S. dollar account balances.
We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expense in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expense in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at June 30, 2015 and 2014.

Other
The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities shown in the Condensed Consolidated Balance Sheets approximate fair value at June 30, 2015 due to the generally short maturities of these items. At June 30, 2015, we invested primarily in short-term dollar denominated bank deposits. We have the ability and expect to hold our investments to maturity.

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
As of June 30, 2015, we have carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were not effective as of June 30, 2015, due to material weaknesses in internal control over financial reporting as described below.
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
Changes in Internal Control over Financial Reporting
There were no change in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarterly period ended June 30, 2015.

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

If we cannot meet the New York Stock Exchange (“NYSE”) continued listing requirements, the NYSE may delist our common stock.

Our common stock is currently listed on the NYSE. In the future, if we are not able to meet the continued listing requirements of the NYSE, which require, among other things, that the average closing price of our common stock not fall below $1.00 over 30 consecutive trading days, we would fall below compliance standards and risk having our common stock delisted if we are not able to regain compliance. The average closing price of our common stock during the 30 trading-day period ended on July 31, 2015 was $1.08.

In the event that we are notified by the NYSE that we have fallen below the average closing price compliance standard, we intend to respond to the NYSE within 10 business days with a plan to cure the deficiency. We would have six months, or in certain circumstances, until we could take stockholder action at our next annual meeting, to regain compliance with the NYSE listing requirements. During the cure period, our common stock would continue to be listed and traded on the NYSE, subject to compliance with the other listing standards. Such a NYSE notification would not conflict with or violate any of our credit or debt obligations.

A delisting of our common stock could negatively impact us by, among other things:

•	reducing the liquidity and market price of our common stock;

•	reducing the number of investors, including institutional investors, willing to hold or acquire our common stock, which could negatively impact our ability to raise equity;

•	decreasing the amount of news and analyst coverage of us;

•	limiting our ability to issue additional securities, obtain additional financing or pursue strategic restructuring, refinancing or other transactions; and

•	impacting our reputation and, as a consequence, our ability to attract new business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases of our common stock by us during the quarter ended June 30, 2015:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2015 - April 30, 2015	50,756	$3.32	—	—
May 1, 2015 - May 31, 2015	6,840	2.13	—	—
June 1, 2015 - June 30, 2015	13,631	1.80	—	—
Total	71,227	$2.92	—	—

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

3.1	Certificate of Amendment of Certificate of Incorporation of Willbros Group, Inc. (filed as Exhibit 3.1 to our current report on Form 8-K dated June 9, 2015, filed June 15, 2015).

3.2	Certificate of Incorporation, as amended, of Willbros Group, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLBROS GROUP, INC.

Date: August 6, 2015	By:	/s/ Van A. Welch
Van A. Welch
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

Exhibit Number	Description
3.1	Certificate of Amendment of Certificate of Incorporation of Willbros Group, Inc. (filed as Exhibit 3.1 to our current report on Form 8-K dated June 9, 2015, filed June 15, 2015).

3.2	Certificate of Incorporation, as amended, of Willbros Group, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.