Form 10-Q
period 2015-09-30
Willbros Group, Inc.\NEW\
filed 2015-11-06
CIK 1449732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.05 par value, outstanding as of October 30, 2015 was 62,077,267.

WILLBROS GROUP, INC.
FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2015

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$48,105	$23,273
Accounts receivable, net	206,392	347,137
Contract cost and recognized income not yet billed	30,998	39,781
Prepaid expenses and other current assets	29,690	25,432
Parts and supplies inventories	1,233	3,555
Deferred income taxes	2,303	6,621
Assets associated with discontinued operations	3,217	7,057
Total current assets	321,938	452,856
Property, plant and equipment, net	66,297	94,432
Intangible assets, net	90,221	116,130
Deferred income taxes	786	711
Other assets	34,588	28,078
Total assets	$513,830	$692,207
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$134,212	$207,313
Contract billings in excess of cost and recognized income	13,095	16,371
Current portion of capital lease obligations	698	917
Notes payable and current portion of long-term debt	9,226	7,476
Accrued income taxes	1,318	2,430
Other current liabilities	7,813	7,462
Liabilities associated with discontinued operations	1,052	5,185
Total current liabilities	167,414	247,154
Long-term debt	206,019	280,170
Capital lease obligations	—	467
Long-term liabilities for unrecognized tax benefits	—	117
Deferred income taxes	2,576	6,895
Other long-term liabilities	39,537	43,579
Total liabilities	415,546	578,382
Contingencies and commitments (Note 14)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 105,000,000 shares authorized and 63,717,436 shares issued at September 30, 2015 (70,000,000 shares authorized and 52,094,931 shares issued at December 31, 2014)	3,178	2,597
Additional paid-in capital	742,394	703,728
Accumulated deficit	(627,654)	(581,745)
Treasury stock at cost, 1,627,389 shares at September 30, 2015 (1,430,690 at December 31, 2014)	(14,200)	(13,832)
Accumulated other comprehensive income (loss)	(5,723)	2,788
Total Willbros Group, Inc. stockholders’ equity	97,995	113,536
Noncontrolling interest	289	289
Total stockholders’ equity	98,284	113,825
Total liabilities and stockholders’ equity	$513,830	$692,207
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Contract revenue	$266,750	$559,693	$900,605	$1,576,021
Operating expenses:
Contract costs	245,354	499,690	836,164	1,435,106
Amortization of intangibles	2,493	3,068	8,207	9,306
General and administrative	22,451	45,517	84,593	119,280
(Gain) loss on sale of subsidiaries	591	—	(55,781)	—
Other charges	5,920	—	14,605	—
	276,809	548,275	887,788	1,563,692
Operating income (loss)	(10,059)	11,418	12,817	12,329
Non-operating expenses:
Interest expense, net	(6,110)	(7,467)	(20,938)	(22,662)
Debt covenant suspension and extinguishment charges	(931)	—	(37,112)	(948)
Other, net	(31)	(342)	(244)	(453)
	(7,072)	(7,809)	(58,294)	(24,063)
Income (loss) from continuing operations before income taxes	(17,131)	3,609	(45,477)	(11,734)
Provision for income taxes	1,274	2,739	1,382	9,283
Income (loss) from continuing operations	(18,405)	870	(46,859)	(21,017)
Income (loss) from discontinued operations net of provision for income taxes	1,206	(4,229)	950	(22,843)
Net loss	$(17,199)	$(3,359)	$(45,909)	$(43,860)
Basic income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$(0.31)	$0.02	$(0.82)	$(0.43)
Income (loss) from discontinued operations	0.02	(0.09)	0.02	(0.46)
Net loss	$(0.29)	$(0.07)	$(0.80)	$(0.89)
Diluted income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$(0.31)	$0.02	$(0.82)	$(0.43)
Income (loss) from discontinued operations	0.02	(0.08)	0.02	(0.46)
Net loss	$(0.29)	$(0.06)	$(0.80)	$(0.89)
Weighted average number of common shares outstanding:
Basic	60,335,717	49,414,847	56,833,178	49,201,697
Diluted	60,335,717	50,226,661	56,833,178	49,201,697
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(17,199)	$(3,359)	$(45,909)	$(43,860)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(3,851)	(2,529)	(7,055)	(2,516)
Changes in derivative financial instruments	(1,323)	462	(1,456)	(1,168)
Total other comprehensive loss, net of tax	(5,174)	(2,067)	(8,511)	(3,684)
Total comprehensive loss	$(22,373)	$(5,426)	$(54,420)	$(47,544)
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(45,909)	$(43,860)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	(950)	22,843
Depreciation and amortization	23,018	27,410
Loss on sale of long-lived asset	2,226	—
Debt covenant suspension and extinguishment charges	37,112	948
Stock-based compensation	5,266	9,371
Amortization of debt issuance costs	468	672
Non-cash interest expense	—	981
Deferred income tax expense (benefit)	(210)	3,418
Gain on disposal of property and equipment	(2,861)	(3,260)
Gain on sale of subsidiaries	(55,781)	—
Provision for bad debts	1,914	2,342
Changes in operating assets and liabilities:
Accounts receivable	99,683	(28,789)
Contract cost and recognized income not yet billed	5,958	2,867
Prepaid expenses and other current assets	(5,387)	(10,032)
Accounts payable and accrued liabilities	(51,923)	17,742
Accrued income taxes	(1,107)	(6,202)
Contract billings in excess of cost and recognized income	(2,355)	(2,749)
Other assets and liabilities, net	(16,028)	5,030
Cash used in operating activities of continuing operations	(6,866)	(1,268)
Cash provided by operating activities of discontinued operations	209	3,461
Cash provided by (used in) operating activities	(6,657)	2,193
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	8,331	4,629
Proceeds from sale of subsidiaries	97,344	46,152
Purchases of property, plant and equipment	(2,419)	(11,691)
Cash provided by investing activities of continuing operations	103,256	39,090
Cash provided by investing activities of discontinued operations	448	472
Cash provided by investing activities	103,704	39,562
Cash flows from financing activities:
Proceeds from revolver and notes payable	41,340	45,000
Payments on capital leases	(686)	(693)
Payments of revolver and notes payable	(30,649)	(49,501)
Payments on term loan facility	(80,349)	(29,152)
Cost of debt issuance	(751)	—
Payments to reacquire common stock	(368)	(1,301)
Cash used in financing activities of continuing operations	(71,463)	(35,647)
Cash used in financing activities of discontinued operations	—	(100)
Cash used in financing activities	(71,463)	(35,747)
Effect of exchange rate changes on cash and cash equivalents	(752)	(683)
Net increase in cash and cash equivalents	24,832	5,325
Cash and cash equivalents of continuing operations at beginning of period	23,273	42,569
Cash and cash equivalents of discontinued operations at beginning of period	—	1,041
Cash and cash equivalents at beginning of period	23,273	43,610
Cash and cash equivalents at end of period	48,105	48,935
Less: cash and cash equivalents of discontinued operations at end of period	—	—
Cash and cash equivalents of continuing operations at end of period	$48,105	$48,935
Supplemental disclosures of cash flow information:
Cash paid for interest (including discontinued operations)	$21,448	$20,873
Cash paid for income taxes (including discontinued operations)	$3,341	$16,176
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Company and Organization
Willbros Group, Inc., a Delaware corporation, and its subsidiaries (the “Company,” “Willbros” or “WGI”), is a specialty energy infrastructure contractor serving the oil, gas, refinery, petrochemical and power industries. The Company’s offerings include engineering, procurement and construction (either individually or as an integrated “EPC” service offering), turnarounds, maintenance, facilities development and operations services. The Company’s principal markets for continuing operations are the United States and Canada. The Company obtains its work through competitive bidding and through negotiations with prospective clients. Contract values range from several thousand dollars to several hundred million dollars, and contract durations range from a few weeks to more than two years.
Business Segments
The Company has four operating segments: Oil & Gas, Professional Services, Utility T&D and Canada. The Company's segments are comprised of strategic businesses that are defined by the industries or geographic regions they serve. Each is managed as an operation with well established strategic directions and performance requirements.
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
Agreement to Sell the Professional Services Segment
On October 3, 2015, the Company entered into a Securities Purchase Agreement to sell its Professional Services segment to TRC Companies (“TRC”) for approximately $130.0 million in cash. The agreement is binding, and the Company expects to close the sale in the fourth quarter of 2015. However, the transaction is subject to various regulatory approvals and other customary closing conditions. The agreement to sell the Professional Services segment did not qualify as discontinued operations at September 30, 2015 in accordance with Accounting Standards Update ("ASU") 2014-08, which the Company adopted on January 1, 2015.

2. Basis of Presentation
Condensed Consolidated Financial Information
The accompanying Condensed Consolidated Balance Sheet as of December 31, 2014, which has been derived from audited consolidated financial statements, and the unaudited Condensed Consolidated Financial Statements as of September 30, 2015 and 2014, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. However, the Company believes the presentations and disclosures herein are adequate to make the information not misleading. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s December 31, 2014 audited Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
In the opinion of management, the unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary to fairly state the financial position as of September 30, 2015, and the results of operations and cash flows of the Company for all interim periods presented. The results of operations and cash flows for the nine months ended September 30, 2015 are not necessarily indicative of the operating results and cash flows to be achieved for the full year.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Basis of Presentation (continued)

Use of Estimates and Assumptions
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

3. New Accounting Pronouncements
In April 2015, the FASB issued a standard that simplifies the presentation of debt issuance costs with the requirement that debt issuance costs related to a debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. The Company does not believe the standard will have a material effect on its condensed consolidated financial statements.
In May 2014, the FASB and the IASB issued a standard surrounding the recognition of revenue from contracts with customers. Under the new standard, a company will recognize revenue when it satisfies a performance obligation by transferring a promised good or service to a customer. Revenue will be recognized at an amount that reflects the consideration it expects to receive in exchange for those goods and services. The standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Originally, the standard was to be effective, on either a full retrospective or a modified retrospective basis, for interim and annual periods beginning on or after December 15, 2017; however, in August 2015, the FASB deferred the effective date of the standard to December 15, 2018. The Company is still assessing the impact of the standard on its consolidated financial statements.

4. Business Disposals
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
UtilX
On March 17, 2015, the Company sold all of its equity interests of UtilX Corporation ("UtilX") to Novinium, Inc. for approximately $40.0 million in cash, of which $0.5 million was deposited into an escrow account for a period of six months to cover post-closing adjustments and any indemnification obligations of the Company. The closing consideration is subject to working capital and other typical post-closing adjustments. The Company recorded a gain of $21.4 million in connection with

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Business Disposals (continued)

this sale during the first quarter of 2015. In the third quarter of 2015, the Company cleared the $0.5 million amount recorded in the escrow account and recorded an additional $0.1 million against the gain as a post-closing adjustment.
The three business disposals discussed above do not qualify as discontinued operations at September 30, 2015 in accordance with ASU 2014-08, which the Company adopted on January 1, 2015.
5. Other Charges
The following table reflects the Company's other charges for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Equipment and facility lease abandonment	$5,268	$—	$9,644	$—
Loss on sale of long-lived asset	—	—	2,226	—
Employee severance charges	384	—	1,556	—
Restatement costs (1)	205	—	651	—
Accelerated stock vesting	63	—	528	—
Total	$5,920	$—	$14,605	$—

(1) Restatement costs include legal and accounting costs associated with the investigation of the root cause behind the deterioration of certain construction projects within the Oil & Gas segment, which led to the restatements of the Company's Condensed Consolidated Financial Statements for the quarterly periods ended March 31, 2014 and June 30, 2014.

6. Contracts in Progress
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Contracts in Progress (continued)

Contract cost and recognized income not yet billed and related amounts billed as of September 30, 2015 and December 31, 2014 was as follows (in thousands):

	September 30, 2015	December 31, 2014
Cost incurred on contracts in progress	$804,665	$981,518
Recognized income	66,839	90,994
	871,504	1,072,512
Progress billings and advance payments	(853,601)	(1,049,102)
	$17,903	$23,410
Contract cost and recognized income not yet billed	$30,998	$39,781
Contract billings in excess of cost and recognized income	(13,095)	(16,371)
	$17,903	$23,410
Contract cost and recognized income not yet billed includes $1.6 million and $2.8 million at September 30, 2015 and December 31, 2014, respectively, on completed contracts.
The balances billed but not paid by customers pursuant to retainage provisions in certain contracts are generally due upon completion of the contracts and acceptance by the customer. Based on the Company’s experience with similar contracts in recent years, the majority of the retainage balances at each balance sheet date are expected to be collected within the next 12 months. Current retainage balances at September 30, 2015 and December 31, 2014, were approximately $31.7 million and $43.4 million, respectively, and are included in “Accounts receivable” in the Condensed Consolidated Balance Sheets. There were no retainage balances with settlement dates beyond the next 12 months at September 30, 2015 and December 31, 2014.

7. Intangible Assets
The Company's intangible assets with finite lives include customer relationships, trade names and developed technology and are predominantly within the Utility T&D segment. The changes in the carrying amounts of intangible assets for the nine months ended September 30, 2015 are detailed below (in thousands):

	Customer Relationships	Trademark / Tradename	Technology	Total
Balance as of December 31, 2014	$105,604	$7,505	$3,021	$116,130
Amortization	(7,154)	(918)	(135)	(8,207)
Additions	—	300	120	420
Disposals	(13,681)	(1,539)	(2,902)	(18,122)
Balance as of September 30, 2015	$84,769	$5,348	$104	$90,221
Weighted Average Remaining Amortization Period	9.7 years	4.7 years	4.3 years
Disposals relate to the intangible assets sold as part of the sales of Downstream Professional Services, Premier and UtilX during the first nine months of 2015. See Note 4 – Business Disposals for additional information associated with these disposals.
Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 15 years.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Intangible Assets (continued)

Estimated amortization expense for the remainder of 2015 and each of the subsequent five years and thereafter is as follows (in thousands):

Fiscal year:
Remainder of 2015	$2,492
2016	9,969
2017	9,969
2018	9,969
2019	9,969
2020	9,142
Thereafter	38,711

Total amortization	$90,221

8. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities as of September 30, 2015 and December 31, 2014 were as follows (in thousands):

	September 30, 2015	December 31, 2014
Trade accounts payable	$49,291	$82,557
Payroll and payroll liabilities	27,367	44,483
Accrued contract costs	25,758	34,791
Self-insurance accrual	13,353	15,915
Other accrued liabilities	18,443	29,567
Total accounts payable and accrued liabilities	$134,212	$207,313

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Long-Term Debt

Long-term debt as of September 30, 2015 and December 31, 2014 was as follows (in thousands):

	September 30, 2015	December 31, 2014
2014 Term Loan Facility	$189,651	$270,000
Revolver borrowings under the 2013 ABL Credit Facility	—	—
Capital lease obligations	698	1,384
Other obligations	25,594	17,646
Total debt	215,943	289,030
Less: current portion	(9,924)	(8,393)
Long-term debt, net	$206,019	$280,637
2014 Term Credit Agreement
On December 15, 2014, the Company entered into a credit agreement (the “2014 Term Credit Agreement”) among the Company, certain of its subsidiaries, as guarantors, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and KKR Credit Advisors (US) LLC, as sole lead arranger and sole bookrunner.
The 2014 Term Credit Agreement provides for a five-year $270.0 million term loan facility (the “2014 Term Loan Facility”), which the Company drew in full on the effective date. Willbros Group, Inc. is the borrower under the 2014 Term Credit Agreement, with all of its obligations guaranteed by its material U.S. subsidiaries, other than excluded subsidiaries. Obligations under the 2014 Term Loan Facility are secured by a first priority security interest in, among other things, the borrower’s and the guarantors’ equipment, subsidiary capital stock and intellectual property (the “2014 Term Loan Priority Collateral”) and a second priority security interest in, among other things, the borrower’s and the guarantors’ inventory, accounts receivable, deposit accounts and similar assets.
The term loans bear interest at the “Adjusted Base Rate” plus an applicable margin of 8.75 percent, or the “Eurodollar Rate” plus an applicable margin of 9.75 percent. The interest rate in effect at September 30, 2015 and December 31, 2014 was 11 percent, comprised of an applicable margin of 9.75 percent for Eurodollar rate loans plus a LIBOR floor of 1.25 percent.
During the first nine months of 2015, the Company made early payments of approximately $78.3 million against its 2014 Term Loan Facility. As a result of these early payments, the Company recorded debt extinguishment charges of approximately $1.9 million, which consisted of prepayment premiums of 2 percent and the write-off of debt issuance costs.
2013 ABL Credit Facility
On August 7, 2013 the Company entered into a five-year $150.0 million asset based senior revolving credit facility maturing on August 7, 2018 with Bank of America, N.A. serving as sole administrative agent for the lenders thereunder, collateral agent, issuing bank and swingline lender (as amended, the “2013 ABL Credit Facility”).
The initial aggregate amount of commitments for the 2013 ABL Credit Facility was comprised of $125.0 million for the U.S. facility (the “U.S. Facility”) and $25.0 million for the Canadian facility (the “Canadian Facility”). The 2013 ABL Credit Facility included a sublimit of $100.0 million for letters of credit and an accordion feature permitting the borrowers, under certain conditions, to increase the aggregate amount by an incremental $75.0 million, with additional commitments from existing lenders or new commitments from lenders reasonably acceptable to the administrative agent. The borrowers under the U.S. Facility consist of all of the Company’s U.S. operating subsidiaries with assets included in the borrowing base, and the U.S. Facility is guaranteed by Willbros Group, Inc. and its material U.S. subsidiaries, other than excluded subsidiaries. The borrower under the Canadian Facility is Willbros Construction Services (Canada) LP, and the Canadian Facility is guaranteed by Willbros Group, Inc. and all of its material U.S. and Canadian subsidiaries, other than excluded subsidiaries.
On September 28, 2015, the Company amended the 2013 ABL Credit Facility pursuant to a Fourth Amendment (the “Fourth Amendment”). The Fourth Amendment permits certain additional dispositions of assets by the Company and its subsidiaries, reduces the total amount of commitments under the 2013 ABL Credit Facility from $150.0 million to $100.0 million, including $80.0 million for the U.S. Facility and $20.0 million for the Canadian Facility, and provides for an amended sublimit of $80.0 million for letters of credit. As a result of the reduction of commitments under the 2013 ABL Credit Facility, the Company wrote off approximately $0.9 million in debt issuance costs during the third quarter of 2015.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Long-Term Debt (continued)

In addition, the Fourth Amendment modifies the Company's borrowing base calculation such that advances under the U.S. and Canadian Facilities are limited to a borrowing base consisting of the sum of the following, less applicable reserves:

•	85 percent of the value of “eligible accounts;”

•
the lesser of (i) 75 percent of the value of “eligible unbilled accounts” (60 percent until the administrative agent has completed a field examination of unbilled accounts with results satisfactory to the administrative agent) and (ii) $33.0 million minus the amount of eligible unbilled accounts then included in the borrowing base; and

•	“eligible pledged cash.”
The Fourth Amendment also requires the Company, as part of its borrowing base calculation, to include a minimum of $25.0 million of the net proceeds of the sale of Bemis, LLC ("Bemis") and the Professional Services segment (described under the caption "Debt Covenants and Events of Default" below) as eligible pledged cash.
The aggregate amount of the borrowing base that is attributable to eligible accounts and eligible unbilled accounts constituting certain progress or milestone billings, retainage and other performance-based benchmarks may not exceed $23.0 million.
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
The interest rate margins will be adjusted each quarter based on the Company’s fixed charge coverage ratio as of the end of the previous quarter as follows:

Fixed Charge Coverage Ratio	U.S. Base Rate, Canadian Base Rate and Canadian Prime Rate Loans	LIBOR Loans, BA Rate Loans and Letter of Credit Fees
>1.25 to 1	1.25%	2.25%
<1.25 to 1 and >1.15 to 1	1.50%	2.50%
<1.15 to 1	1.75%	2.75%
The borrowers will also pay an unused line fee on each of the U.S. and Canadian Facilities equal to 50 basis points when usage under the applicable facility during the preceding calendar month is less than 50 percent of the commitments or 37.5 basis points when usage under the applicable facility equals or exceeds 50 percent of the commitments for such period. With respect to the letters of credit, the borrowers will pay a letter of credit fee equal to the applicable LIBOR margin, shown in the table above, on all letters of credit, and a 0.125 percent fronting fee to the issuing bank, in each case, payable monthly in arrears.
Obligations under the 2013 ABL Credit Facility are secured by a first priority security interest in the borrowers’ and guarantors’ accounts receivable, deposit accounts and similar assets (the “ABL Priority Collateral”) and a second priority security interest in the 2014 Term Loan Priority Collateral.
Debt Covenants and Events of Default
A default under the 2014 Term Credit Agreement and the 2013 ABL Credit Facility may be triggered by events such as a failure to comply with financial covenants or other covenants under the 2014 Term Credit Agreement and the 2013 ABL Credit Facility, a failure to make payments when due under the 2014 Term Credit Agreement and the 2013 ABL Credit Facility, a failure to make payments when due in respect of, or a failure to perform obligations relating to, debt obligations in excess of $15.0 million, a change of control of the Company and certain insolvency proceedings. A default under the 2013 ABL Credit Facility would permit the lenders to terminate their commitment to make cash advances or issue letters of credit, require the immediate repayment of any outstanding cash advances with interest and require the cash collateralization of outstanding letter of credit obligations. A default under the 2014 Term Loan Credit Agreement would permit the lenders to require immediate repayment of all principal, interest, fees and other amounts payable thereunder.
On March 31, 2015, (the "First Amendment Closing Date"), the Company amended the 2014 Term Credit Agreement pursuant to a First Amendment (the "First Amendment"). The First Amendment, among other things, suspended the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio covenants for the period from December 31, 2014 through March 31, 2016 (the " First Amendment Covenant Suspension Period") and provided that any failure by the

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Long-Term Debt (continued)

Company to comply with the Maximum Total Leverage Ratio or Minimum Interest Coverage Ratio during the Covenant Suspension Period shall not be deemed to result in a default or event of default.
In consideration of the suspension of the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the First Amendment Covenant Suspension Period, the Company entered into a subscription agreement pursuant to which it issued approximately 10.1 million shares, which was equivalent to 19.9 percent of the outstanding shares of common stock immediately prior to the First Amendment Closing Date, to KKR Lending Partners II L.P. and other entities indirectly advised by KKR Credit Advisers (US), LLC. In connection with this transaction, the Company recorded debt covenant suspension charges of approximately $33.5 million which represented the fair value of the 10.1 million outstanding shares of common stock issued, multiplied by the closing stock price on the First Amendment Closing Date. In addition, the Company recorded debt extinguishment charges of approximately $0.8 million related to the write-off of debt issuance costs associated with the Company's 2014 Term Credit Agreement.
On September 28, 2015, (the "Second Amendment Closing Date"), the Company further amended the 2014 Term Credit Agreement (as amended by the First Amendment), pursuant to a Second Amendment (the “Second Amendment”). The Second Amendment permits discrete asset sales by the Company and its subsidiaries, including the sale of the Company’s Professional Services segment. On October 3, 2015, the Company signed an agreement to sell its Professional Services segment to TRC for approximately $130.0 million in cash. The agreement is binding and the Company expects to close the sale in the fourth quarter of 2015. However, the transaction is subject to various regulatory approvals and other customary closing conditions. For additional information, refer to Note 1 - Company and Organization.
In addition, the Second Amendment permits the Company to retain up to $43.0 million of the net proceeds of the sale of the Professional Services segment, as well as the sale of Bemis, for working capital and other purposes.
The Company is also required to pay a repayment fee on the maturity date of the 2014 Term Loan Facility equal to 5.0 percent of the aggregate principal amount outstanding on the maturity date. The repayment fee is contingent upon the completion of the sale of the Company's Professional Services segment on or before December 31, 2015 and is considered a contingent interest feature that meets the definition of a derivative. However, the repayment fee is considered clearly and closely related to the 2014 Term Loan Facility and does not require bifurcation as it relates to the credit risk of the Company. As a result, the Company will record an increase in debt and related discount for the repayment fee on the date that the contingency (the sale of the Professional Services segment) is met. The discount will then be amortized using the effective interest method from the closing date of the sale of the Professional Services segment through the maturity date.
The Second Amendment also suspends compliance with the Maximum Total Leverage Ratio and the Minimum Interest Coverage Ratio covenants for an additional quarterly calculation period ending June 30, 2016 (the "Second Amendment Covenant Suspension Period"), if the sale by the Company of its Professional Services segment is not consummated on or prior to December 31, 2015. Any failure by the Company to comply with the Maximum Total Leverage Ratio or Minimum Interest Coverage Ratio during the Second Amendment Covenant Suspension Period would not be deemed to result in a default or event of default under the 2014 Term Credit Agreement. Assuming the sale of the Company's Professional Services segment is consummated on or prior to December 31, 2015, the Minimum Interest Coverage Ratio for the fiscal quarter ending June 30, 2016 will be 1.00 to 1.00. The Minimum Interest Coverage Ratio for the fiscal quarters ending September 30, 2016 and December 31, 2016 increases to 2.00 to 1.00, and the Minimum Interest Coverage Ratio for the fiscal quarters ending March 31, 2017 and thereafter increases to 3.50 to 1.00. Assuming the sale of the Company’s Professional Services segment is consummated on or prior to December 31, 2015, the Maximum Total Leverage Ratio for the fiscal quarter ending June 30, 2016 will be 10.00 to 1.00, the Maximum Total Leverage Ratio for the fiscal quarters ending September 30, 2016 and December 31, 2016 will be 4.50 to 1.00 and the Maximum Total Leverage Ratio for the fiscal quarters ending March 31, 2017 and thereafter will be 2.75 to 1.00.
The Company’s primary sources of capital are its cash on hand, proceeds from asset sales and borrowings under the 2013 ABL Credit Facility. The Company expects to have sufficient liquidity and capital resources to meet its obligations for at least the next twelve months based on its current forecasts, the anticipated completion of the sale of the Professional Services segment, cash on hand, operating cash flows and borrowings under the 2013 ABL Credit Facility. However, the Company can make no assurance regarding its ability to achieve its forecasts or complete the sale of its Professional Services segment.
As of September 30, 2015, the Company did not have any outstanding revolver borrowings. The Company’s unused availability under its September 30, 2015 borrowing base certificate was $35.2 million on a borrowing base of $70.1 million and $50.7 million of outstanding letters of credit of which $15.8 million were cash collateralized. Pursuant to the Fourth Amendment, if the Company’s unused availability under the 2013 ABL Credit Facility is less than the greater of (i) 15 percent

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Long-Term Debt (continued)

of the revolving commitments or $15.0 million for five consecutive days, or (ii) 12.5 percent of the revolving commitments or $12.5 million at any time, or upon the occurrence of certain events of default under the 2013 ABL Credit Facility, the Company is subject to increased reporting requirements, the administrative agent shall have exclusive control over any deposit account, the Company will not have any right of access to, or withdrawal from, any deposit account, or any right to direct the disposition of funds in any deposit account, and amounts in any deposit account will be applied to reduce the outstanding amounts under the 2013 ABL Credit Facility. In addition, if the Company's unused availability under the 2013 ABL Credit Facility is less than the amounts described above, the Company would be required to comply with a Minimum Fixed Charge Coverage Ratio of 1.15 to 1.00. Based on its current forecasts, the Company does not expect its unused availability under the 2013 ABL Credit Facility to be less than the amounts described above and therefore does not expect the Minimum Fixed Charge Coverage Ratio to be applicable over the next twelve months. If the Minimum Fixed Charge Coverage Ratio were to become applicable, the Company would not expect to be in compliance over the next twelve months and would therefore be in default under its credit agreements.
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

•	limitations on liens and indebtedness;

•	limitations on dividends and other payments in respect of capital stock;

•	limitations on capital expenditures; and

•	limitations on modifications of the documentation of the 2013 ABL Credit Facility.

Fair Value of Debt
The estimated fair value of the Company’s debt instruments as of September 30, 2015 and December 31, 2014 was as follows (in thousands):

	September 30, 2015	December 31, 2014
2014 Term Loan Facility	$189,651	$270,000
Revolver borrowings under the 2013 ABL Credit Facility	—	—
Capital lease obligations	698	1,384
Other obligations	25,594	17,646
Total fair value of debt instruments	$215,943	$289,030
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Income Taxes

The effective tax rate on continuing operations was a negative 3.0 percent and a negative 79.1 percent for the nine months ended September 30, 2015 and 2014, respectively. Tax expense for discrete items for the nine months ended September 30, 2015 was $1.1 million. This amount is composed primarily of a state tax refund, the release of an uncertain tax position due to a statute expiration and the recording of the Company's 2014 return to accrual adjustment. Tax expense for the nine months ended September 30, 2015 was $1.4 million, mainly due to Canadian Tax, the Texas Margins Tax and the recording of the Company's 2014 return to accrual adjustment. Tax expense was partially offset by the tax benefit from a tax refund and release of an uncertain tax position. The Company has reserved for the benefit of current year losses in the United States. As of September 30, 2015, U.S. federal and state deferred tax assets continue to be covered by valuation allowances. The ultimate realization of deferred tax assets is dependent upon the generation of future U.S. taxable income. The Company considers the impacts of reversing taxable temporary differences, future forecasted income and available tax planning strategies when forecasting future taxable income and in evaluating whether deferred tax assets are more likely than not to be realized.
The effective tax rate on continuing operations was a negative 7.4 percent and negative 75.9 percent for the three months ended September 30, 2015 and 2014, respectively. Tax expense for the three months ended September 30, 2015 is $1.3 million, which primarily relates to Canadian Tax, Texas Margins Tax and the recording of the Company's 2014 return to accrual adjustment.
The Company's interim tax provision has been estimated using the discrete method, which was based on statutory tax rates applied to pre-tax income as adjusted for permanent differences such as transfer pricing differences between generally accepted accounting principles and local country tax. The Company believes that this method yields a more reliable income tax calculation for interim periods. An annualized projected effective tax rate has not been applied because of the inability to develop a reliable estimate of the Company's pre-tax income, which is subject to variability due to change in quarterly operational results.
11. Stockholders' Equity
Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Three Months Ended September 30, 2015 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income (loss)
Balance as of June 30, 2015	$3,659	$(4,208)	$(549)
Other comprehensive loss before reclassifications	(3,851)	(1,812)	(5,663)
Amounts reclassified from accumulated other comprehensive income (loss)	—	489	489
Net current-period other comprehensive loss	(3,851)	(1,323)	(5,174)
Balance as of September 30, 2015	$(192)	$(5,531)	$(5,723)

	Nine Months Ended September 30, 2015 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income (loss)
Balance as of December 31, 2014	$6,863	$(4,075)	$2,788
Other comprehensive loss before reclassifications	(7,055)	(2,927)	(9,982)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,471	1,471
Net current-period other comprehensive loss	(7,055)	(1,456)	(8,511)
Balance as of September 30, 2015	$(192)	$(5,531)	$(5,723)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Stockholders' Equity (continued)

	Three Months Ended September 30, 2014 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income (loss)
Balance as of June 30, 2014	$11,293	$(4,103)	$7,190
Other comprehensive loss before reclassifications	(2,529)	(40)	(2,569)
Amounts reclassified from accumulated other comprehensive income (loss)	—	502	502
Net current-period other comprehensive income (loss)	(2,529)	462	(2,067)
Balance as of September 30, 2014	$8,764	$(3,641)	$5,123

	Nine Months Ended September 30, 2014 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income (loss)
Balance as of December 31, 2013	$11,280	$(2,473)	$8,807
Other comprehensive loss before reclassifications	(2,516)	(2,173)	(4,689)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,005	1,005
Net current-period other comprehensive loss	(2,516)	(1,168)	(3,684)
Balance as of September 30, 2014	$8,764	$(3,641)	$5,123

Reclassifications out of Accumulated Other Comprehensive Income

Three Months Ended September 30, 2015 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$489	Interest expense, net
Total	$489

Nine Months Ended September 30, 2015 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$1,471	Interest expense, net
Total	$1,471

Three Months Ended September 30, 2014 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$502	Interest expense, net
Total	$502

Nine Months Ended September 30, 2014 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$1,005	Interest expense, net
Total	$1,005

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Basic and diluted income (loss) per common share from continuing operations is computed as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss) from continuing operations applicable to common shares (numerator for basic and diluted calculation)	$(18,405)	$870	$(46,859)	$(21,017)
Weighted average number of common shares outstanding for basic loss per share	60,335,717	49,414,847	56,833,178	49,201,697
Weighted average number of potentially dilutive common shares outstanding	—	811,814	—	—
Weighted average number of common shares outstanding for diluted loss per share	60,335,717	50,226,661	56,833,178	49,201,697
Income (loss) per common share from continuing operations:
Basic	$(0.31)	$0.02	$(0.82)	$(0.43)
Diluted	$(0.31)	$0.02	$(0.82)	$(0.43)

The Company has excluded shares potentially issuable under the terms of use of the securities listed below from the computation of diluted income per share, as the effect would be anti-dilutive:

	Three Months Ended September 30,
	2015	2014
Stock options	55,000	177,750
Restricted stock and restricted stock rights	327,761	—
	382,761	177,750

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. Segment Information

The following tables reflect the Company’s operations by reportable segment for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30, 2015
	Oil & Gas	Utility T&D	Professional Services	Canada	Eliminations	Consolidated
Contract revenue	$81,029	$88,922	$50,969	$52,294	$(6,464)	$266,750
Contract costs	79,449	86,357	42,909	43,103	(6,464)	245,354
Amortization of intangibles	82	2,390	21	—	—	2,493
General and administrative	6,040	5,373	4,680	6,358	—	22,451
Loss on sale of subsidiary	—	—	—	—	—	591
Other charges	3,787	81	2,041	11	—	5,920
Operating income (loss)	$(8,329)	$(5,279)	$1,318	$2,822	$—	(10,059)
Non-operating expenses						(7,072)
Provision for income taxes						1,274
Loss from continuing operations						(18,405)
Income from discontinued operations net of provision for income taxes						1,206
Net loss						$(17,199)

Other charges incurred during the third quarter of 2015 include $0.2 million related to the Company's corporate operations and have been allocated to each segment based on a percentage of total revenue.

	Three Months Ended September 30, 2014
	Oil & Gas	Utility T&D	Professional Services	Canada	Eliminations	Consolidated
Contract revenue	$253,727	$93,630	$113,160	$100,777	$(1,601)	$559,693
Contract costs	238,449	85,299	91,788	85,755	(1,601)	499,690
Amortization of intangibles	82	2,390	596	—	—	3,068
General and administrative	14,101	5,919	15,933	9,564	—	45,517
Operating income	$1,095	$22	$4,843	$5,458	$—	11,418
Non-operating expenses						(7,809)
Provision for income taxes						2,739
Income from continuing operations						870
Loss from discontinued operations net of provision for income taxes						(4,229)
Net loss						$(3,359)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. Segment Information (continued)

The following tables reflect the Company’s operations by reportable segment for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30, 2015
	Oil & Gas	Utility T&D	Professional Services	Canada	Eliminations	Consolidated
Contract revenue	$219,247	$282,347	$228,791	$189,948	$(19,728)	$900,605
Contract costs	225,274	262,407	197,114	171,097	(19,728)	836,164
Amortization of intangibles	245	7,169	793	—	—	8,207
General and administrative	21,418	17,181	29,742	16,252	—	84,593
Gain on sale of subsidiaries	—	—	—	—	—	(55,781)
Other charges	7,365	1,063	5,266	911	—	14,605
Operating income (loss)	$(35,055)	$(5,473)	$(4,124)	$1,688	$—	12,817
Non-operating expenses						(58,294)
Provision for income taxes						1,382
Loss from continuing operations						(46,859)
Income from discontinued operations net of provision for income taxes						950
Net loss						$(45,909)
Other charges incurred during the first nine months of 2015 include $3.5 million related to the Company's corporate operations and have been allocated to each segment based on a percentage of total revenue.

	Nine Months Ended September 30, 2014
	Oil & Gas	Utility T&D	Professional Services	Canada	Eliminations	Consolidated
Contract revenue	$665,266	$271,018	$331,925	$313,133	$(5,321)	$1,576,021
Contract costs	668,640	242,775	269,150	259,862	(5,321)	1,435,106
Amortization of intangibles	245	7,169	1,892	—	—	9,306
General and administrative	38,903	13,253	44,041	23,083	—	119,280
Operating income (loss)	$(42,522)	$7,821	$16,842	$30,188	$—	12,329
Non-operating expenses						(24,063)
Provision for income taxes						9,283
Loss from continuing operations						(21,017)
Loss from discontinued operations net of provision for income taxes						(22,843)
Net loss						$(43,860)
Total assets by segment as of September 30, 2015 and December 31, 2014 are presented below (in thousands):

	September 30, 2015	December 31, 2014
Oil & Gas	$94,439	$179,305
Utility T&D	215,084	228,094
Professional Services	70,963	137,784
Canada	74,266	95,270
Corporate	55,861	44,697
Total assets, continuing operations	$510,613	$685,150

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Contingencies, Commitments and Other Circumstances

Contingencies

Litigation and Regulatory Matters Related to the Company’s October 21, 2014 Press Release Announcing the Restatement of Condensed Consolidated Financial Statements for the Quarterly Period Ended June 30, 2014

After the Company announced it would be restating its Condensed Consolidated Financial Statements for the quarterly period ended June 30, 2014, a complaint was filed in the United States District Court for the Southern District of Texas on October 28, 2014 seeking class action status on behalf of purchasers of the Company’s stock and alleging damages on their behalf arising from the matters that led to the restatement. The original defendants in the case are the Company and its former chief executive officer and current chief financial officer. On January 31, 2015, the court named two employee retirement systems as Lead Plaintiffs. On March 31, 2015, a consolidated complaint was filed in which the current chief executive officer of the Company was added as a defendant. On June 15, 2015, a second amended consolidated complaint was filed. The complaint in the case, now entitled In re Willbros Group, Inc. Securities Litigation, alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, arising out of the restatements of the Company’s first and second quarter 2014 financial statements, its statements regarding debt compliance and liquidity, the decision to shut down the regional business, the delay in filing the 2014 10-K, and the determination that a material weakness existed as of December 31, 2014, and seeks undisclosed damages. On July 27, 2015, the Company filed a motion to dismiss the case, which the platiffs oppose. The Company is not able at this time to determine the likelihood of loss, if any, arising from this matter. The Company believes the claims are without merit and intends to defend against them vigorously.
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
Other

The SEC issued an order of investigation on January 29, 2015 and a subpoena on February 3, 2015, requesting information regarding the restatement of the Company's previously issued condensed consolidated financial statements for the quarterly periods ended March 31, 2014 and June 30, 2014. The Company has been fully cooperating and intends to continue providing full cooperation with the SEC.
At September 30, 2015, the Company's days sales outstanding (“DSO”) was 76 days. Included in the DSO calculation are six customer receivables in the Oil & Gas segment of $8.5 million, net of a $1.4 million reserve and three customer receivables in the Canada segment of $15.0 million, net of a $5.5 million reserve. Although payment is reasonably assured on these receivables, timing of ultimate receipt of payments may extend past the Company's normal collection cycle.
In addition to the matters discussed above and in Note 16 - Discontinued Operations, the Company is party to a number of other legal proceedings. Management believes that the nature and number of these proceedings are typical for a firm of similar size engaged in a similar type of business and that none of these proceedings is material to the Company’s consolidated results of operations, financial position or cash flows.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Contingencies, Commitments and Other Circumstances (continued)

Commitments
From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds and financial guarantees. Contracts with the Company’s customers may require the Company to secure letters of credit or surety bonds with regard to the Company’s performance of contracted services. In such cases, the commitments can be called upon in the event of failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or surety bonds in lieu of contract retention provisions, where the client withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. At September 30, 2015, the Company had approximately $50.7 million of outstanding letters of credit, all of which related to continuing operations. This amount represents the maximum amount of payments the Company could be required to make if these letters of credit are drawn upon. Additionally, the Company issues surety bonds customarily required by commercial terms on construction projects. At September 30, 2015, the Company had bonds outstanding, primarily performance bonds, with a face value at $257.8 million related to continuing operations. This amount represents the bond penalty amount of future payments the Company could be required to make if the Company fails to perform its obligations under such contracts. The performance bonds do not have a stated expiration date; rather, each is released when the contract is accepted by the owner. The Company’s maximum exposure as it relates to the value of the bonds outstanding is lowered on each bonded project as the cost to complete is reduced. As of September 30, 2015, no liability has been recognized for letters of credit or surety bonds.

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

15. Fair Value Measurements (continued)

Financial Instruments Measured at Fair Value on a Recurring Basis

The Company measures certain financial instruments at fair value on a recurring basis. The fair value of these financial instruments (in thousands) was determined using the following inputs as of September 30, 2015 and December 31, 2014:

September 30, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$—	$—	$—	$—

	December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$4,075	$—	$4,075	$—
Hedging Arrangements
The Company is exposed to market risk associated with changes in non-U.S. (primarily Canada) currency exchange rates. To mitigate its risk, the Company may borrow Canadian dollars under its Canadian Facility to settle U.S. dollar account balances.
The Company attempts to negotiate contracts that provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no forward contracts or options at September 30, 2015 or December 31, 2014.

Termination of Interest Rate Swap Agreement
The Company has entered into hedging arrangements to fix or otherwise limit the interest cost of its variable interest rate borrowings. The Company is subject to interest rate risk on its debt and investment of cash and cash equivalents arising in the normal course of business. The Company does not engage in speculative trading strategies.
In August 2013, the Company entered into an interest rate swap agreement (the "Swap Agreement") for a notional amount of $124.1 million to hedge changes in the variable rate interest expense on $124.1 million of its existing or replacement LIBOR indexed debt. Under the swap agreement, which was effective June 30, 2014 through August 7, 2019, the Company received interest at either one-month LIBOR or 1.25 percent (whichever was greater) and paid interest at a fixed rate of 2.84 percent. The Swap Agreement was terminated on September 25, 2015 for $5.7 million. The termination fee approximated its fair value and is recorded in Other Comprehensive Income (“OCI”) at September 30, 2015. The Swap Agreement was designated and qualified as a cash flow hedging instrument with the effective portion of the Swap Agreement’s change in fair value recorded in OCI. The Swap Agreement was highly effective in offsetting changes in interest expense and no hedge ineffectiveness had been recorded in the Condensed Consolidated Statements of Operations. Amounts in OCI will be reclassified to interest expense over the remaining life of the underlying debt.

The carrying amount and fair value of this Swap Agreement was equivalent since the Company accounted for this instrument at fair value. The values, as identified below (in thousands), are derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. For validation purposes, the swap valuations are periodically compared to those produced by swap counterparties. Amounts of OCI relating to the interest rate swap expected to be recognized in interest expense in the coming twelve months totaled $1.4 million.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Fair Value Measurements (continued)

	Liability Derivatives
	September 30, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts- swaps	Other current liabilities	$—	Other current liabilities	$1,865
Interest rate contracts- swaps	Other long-term liabilities	—	Other long-term liabilities	2,210
Total derivatives		$—		$4,075

Three Months Ended September 30,
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2015	2014		2015	2014
Interest rate contracts	$(1,812)	$(40)	Interest expense, net	$489	$502
Total	$(1,812)	$(40)		$489	$502

Nine Months Ended September 30,
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2015	2014		2015	2014
Interest rate contracts	$(2,927)	$(2,173)	Interest expense, net	$1,471	$1,005
	$(2,927)	$(2,173)		$1,471	$1,005
16. Discontinued Operations

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
CTS
In the second quarter of 2014, the Company sold its CTS business to a private buyer. In connection with this disposition, the Company recorded total proceeds of $25.0 million and recognized a net loss on sale of $8.2 million. The net loss is inclusive of a non-cash charge of $15.0 million related to intangible assets associated with the sold business.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16. Discontinued Operations (continued)

Former Nigeria-Based Operations
Litigation and Settlement
On March 29, 2012, the Company and Willbros Global Holdings, Inc., formerly known as Willbros Group, Inc., a Panama corporation (“WGHI”), which is now a subsidiary of the Company, entered into a settlement agreement (the “Settlement Agreement”) with WAPCo to settle a lawsuit it filed against WGHI in 2010 under English law in the London High Court in which WAPCo sought $273.7 million plus costs and interest. The lawsuit was based upon a parent company guarantee issued by WGHI to WAPCo in connection with a Nigerian project undertaken by a WGHI subsidiary that was later sold to a third party. WAPCo alleged that the third party defaulted in the performance of the project and thereafter brought the lawsuit against WGHI under the parent company guarantee for its claimed losses.
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
Results of Discontinued Operations
Condensed Statements of Operations with respect to discontinued operations are as follows (in thousands):

	Three Months Ended September 30, 2015
	Hawkeye	CTS	Total
Contract revenue	$849	$—	$849
Operating income	1,209	—	1,209
Pre-tax income	1,206	—	1,206
Net income	$1,206	$—	$1,206

	Three Months Ended September 30, 2014
	Hawkeye	CTS	Total
Contract revenue	$591	$—	$591
Operating loss	(4,329)	—	(4,329)
Pre-tax loss	(4,229)	—	(4,229)
Net loss	$(4,229)	$—	$(4,229)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16. Discontinued Operations (continued)

	Nine Months Ended September 30, 2015
	Hawkeye	CTS	Total
Contract revenue	$2,073	$—	$2,073
Operating income	940	—	940
Pre-tax income	950	—	950
Net income	$950	$—	$950

	Nine Months Ended September 30, 2014
	Hawkeye	CTS	Total
Contract revenue	$11,663	$24,361	$36,024
Operating loss	(13,152)	(9,538)	(22,690)
Pre-tax loss	(13,305)	(9,538)	(22,843)
Net loss	$(13,305)	$(9,538)	$(22,843)
Condensed Balance Sheets with respect to discontinued operations are as follows (in thousands):

September 30, 2015
Hawkeye
Accounts receivable, net	$3,086
Contract cost and recognized income not yet billed	66
Prepaid expenses and other current assets	4
Property, plant and equipment, net	61
Total assets	$3,217
Accounts payable and accrued liabilities	$802
Other liabilities	250
Total liabilities	$1,052
Net assets of discontinued operations	$2,165

December 31, 2014
Hawkeye
Accounts receivable, net	$5,564
Contract cost and recognized income not yet billed	66
Prepaid expenses and other current assets	16
Property, plant and equipment, net	511
Other assets	900
Total assets	$7,057
Accounts payable and accrued liabilities	$3,970
Other liabilities	1,215
Total liabilities	$5,185
Net assets of discontinued operations	$1,872

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17. Subsequent Events

Agreement to Sell the Professional Services Segment
On October 3, 2015, the Company entered into a Securities Purchase Agreement to sell its Professional Services segment to TRC for approximately $130.0 million in cash. The agreement is binding, and the Company expects to close the sale in the fourth quarter of 2015. However, the transaction is subject to various regulatory approvals and other customary closing conditions. The agreement to sell the Professional Services segment did not qualify as discontinued operations at September 30, 2015 in accordance with ASU 2014-08, which the Company adopted on January 1, 2015.
Sale of Bemis
On October 8, 2015, the Company sold Bemis to Riggs Distler & Company, Inc for approximately $19.2 million in cash, of which $1.9 million was deposited into an escrow account for a period of up to eighteen months to cover post-closing adjustments and any indemnification obligation of the Company. The closing consideration is subject to typical post-closing adjustments. The sale of Bemis did not qualify as discontinued operations at September 30, 2015 in accordance with ASU 2014-08, which the Company adopted on January 1, 2015. The Company designated approximately $15.8 million of proceeds from the sale of Bemis as collateral for outstanding letters of credit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2015 and 2014, included in Item 1 of Part I of this Form 10-Q, and the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

OVERVIEW
Willbros is a specialty energy infrastructure contractor serving the oil, gas, refinery, petrochemical and power industries. Our offerings include engineering, procurement and construction (either individually or as an integrated “EPC” service offering), turnarounds, maintenance, facilities development and operations services.

Third Quarter of 2015
In the third quarter of 2015, we reported contract revenue of $266.8 million, a decrease of approximately $292.9 million from the third quarter of 2014. The decrease is attributed primarily to a decrease of $172.7 million in our Oil & Gas segment mainly through a lower volume of work and the reshaping of the segment, including the complete exit from our regional delivery model. In addition, contract revenue in our Canada segment decreased approximately $48.5 million mainly due to the impact of current market conditions and the close-out of major projects during the year. Our Professional Services segment also reported a decrease of $62.2 million in contract revenue primarily as a result of the 2015 sales of UtilX Corporation ("UtilX"), Premier Utility Services, LLC ("Premier") and Willbros Engineers, LLC and Willbros Heater Services, LLC (collectively "Downstream Professional Services"). Together, these sold subsidiaries generated $58.9 million in revenue during the third quarter of 2014. The Utility T&D segment reported revenue of $88.9 million, a decrease of $4.7 million compared to 2014 driven primarily by a lower volume of transmission construction work.
The award of work to Willbros, and especially to our Oil & Gas segment, has been affected by customer confidence issues related to our financial performance. To mitigate this confidence gap, we have signed non-disclosure agreements with key customers and conducted meetings to improve their understanding of our capital structure, our future outlook and our planned actions to strengthen our balance sheet, which includes the following.
On October 3, 2015, we announced an agreement to sell our Professional Services segment for $130.0 million in cash and expect to close the sale in the fourth quarter of 2015. In addition, on October 8, 2015, we completed the sale of Bemis, LLC (a subsidiary included within our Utility T&D segment) for $19.2 million. The completion of these asset sales will enable us to reduce our Term Loan debt to under $100.0 million and will provide an additional $43.0 million for working capital and other purposes.
We have also finalized an amendment under our 2014 Term Loan Facility to establish less stringent financial covenants beginning in the second quarter of 2016. The amended financial covenants, which are contingent upon the completion of the sale of the Professional Services segment by December 31, 2015, are designed to address the impact of current market conditions and are more aligned with our performance objectives. In addition, we have finalized an amendment under our 2013 ABL Credit Facility that reduces the total amount of our commitments from $150.0 million to $100.0 million, with an accordion feature to expand up to $175.0 million to accommodate future revenue growth. These amendments also enable us to proceed with previously announced asset sale initiatives, including the Professional Services segment, which will allow us to strengthen our balance sheet through Term Loan reduction.
On October 1, 2015, the New York Stock Exchange ("NYSE") notified us that a calculation of our average stock price for the 30-trading days ended September 30, 2015 was above the NYSE's minimum requirement of $1.00 based on a 30-trading day average and the Company is no longer considered below the $1.00 continuing listing criterion.
The operating loss of $10.1 million during the third quarter of 2015 was a decrease of $21.5 million compared to operating income of $11.4 million in the third quarter of 2014. The decline in operating income reflects the net effect of the downturn in the energy sector coupled with the reshaping of our Oil & Gas segment and an under-utilization of resources and equipment. Operating results include other charges of approximately $5.9 million, which is composed primarily of equipment fleet rationalization and lease abandonment charges as we vacated unneeded office space, aligned equipment fleet with anticipated work levels and streamlined our overall operations.
Looking Forward
Although oil and gas price changes are extremely difficult to predict, we are managing our businesses on the assumption that oil and gas prices will remain at current levels for at least the next twelve months and are structuring our businesses in

Canada and the United States to operate in the anticipated low price environment. With the anticipated completion of the sale of our Professional Services segment in the fourth quarter of 2015, we expect to reduce our Term Loan to less than $100.0 million, which will result in annual interest expense of approximately $10.8 million in 2016. We expect this healthier capital structure will enable us to mitigate client confidence concerns, build backlog in our Oil & Gas segment, cover our fixed equipment costs and generate positive operating results going forward. In Canada, we have addressed the contracted oil sands market with aggressive cost cutting and continue to believe that our safety performance, technical expertise and operational excellence will enable us to win adequate backlog. We further expect to grow revenue in our Utility T&D segment with the majority of the growth in transmission construction services.
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
A reconciliation of Adjusted EBITDA from continuing operations to U.S. GAAP financial information follows (in thousands):

	Nine Months Ended
	September 30, 2015	September 30, 2014
Loss from continuing operations	$(46,859)	$(21,017)
Interest expense, net	20,938	22,662
Provision for income taxes	1,382	9,283
Depreciation and amortization	23,018	27,410
Loss on sale of long-lived asset	2,226	—
Debt covenant suspension and extinguishment charges	37,112	948
Stock based compensation	5,266	9,371
Restructuring and reorganization costs	9,854	247
Accounting and legal fees associated with the restatements	651	—
Gain on sale of subsidiaries	(55,781)	—
Gain on disposal of property and equipment	(2,861)	(3,260)
Adjusted EBITDA from continuing operations	$(5,054)	$45,644

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

At September 30, 2015, total backlog was approximately $1.0 billion and 12 month backlog was approximately $548.5 million. In comparison to December 31, 2014, total backlog decreased approximately $329.9 million and 12 month backlog decreased approximately $191.2 million. Of these overall decreases, approximately $161.1 million and $110.8 million in total and 12 month backlog, respectively, is attributable to the sale of our UtilX and Premier subsidiaries in the first quarter of 2015 and the sale of our Downstream Professional Services subsidiary in the second quarter of 2015. See Note 4 – Business Disposals in Item 1 of this Form 10-Q for additional information associated with these disposals.
The remaining overall decreases were primarily related to the burn-off of revenue out-pacing additions in our Canada and Professional Services segments as well as the continued work-off of MSAs, which are subject to renewal options.
The following tables (in thousands) show our backlog from continuing operations by operating segment and geographic location as of September 30, 2015 and December 31, 2014:

	September 30, 2015				December 31, 2014
	12 Month	Percent	Total	Percent	12 Month	Percent	Total	Percent
Oil & Gas	$107,859	19.7%	$110,019	10.8%	$106,267	14.4%	$109,840	8.1%
Utility T&D	282,527	51.5%	689,388	67.4%	295,957	40.0%	803,392	59.4%
Professional Services	38,462	7.0%	45,736	4.5%	191,122	25.8%	250,574	18.6%
Canada	119,649	21.8%	177,259	17.3%	146,328	19.8%	188,508	13.9%
Total Backlog	$548,497	100.0%	$1,022,402	100.0%	$739,674	100.0%	$1,352,314	100.0%

	September 30, 2015		December 31, 2014
	Total	Percent	Total	Percent
Total Backlog by Geographic Region
United States	$843,960	82.6%	$1,161,543	85.9%
Canada	177,259	17.3%	188,508	13.9%
Other International	1,183	0.1%	2,263	0.2%
Backlog	$1,022,402	100.0%	$1,352,314	100.0%

On October 3, 2015, we signed an agreement to sell our Professional Services segment to TRC for approximately $130.0 million in cash. The agreement is binding, subject to customary closing conditions, and we expect to close the sale in the fourth quarter of 2015. As such, the Professional Services segment, including the previously sold subsidiaries of UtilX, Premier and Downstream Professional Services, will qualify as discontinued operations beginning in the fourth quarter of 2015. Accordingly, we will present the results of operations, financial position, cash flows and disclosures of the Professional Services segment (including Premier, UtilX and Downstream Professional Services) as discontinued operations for all periods presented beginning in the fourth quarter of 2015.
See Note 1 - Company and Organization and Note 17 - Subsequent Events in Item 1 of this Form 10-Q for additional information.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In our Annual Report on Form 10-K for the year ended December 31, 2014, we identified and disclosed our significant accounting policies. Subsequent to December 31, 2014, there has been no change to our significant accounting policies.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
(in thousands)

	2015	2014	Change
Contract revenue
Oil & Gas	$81,029	$253,727	$(172,698)
Utility T&D	88,922	93,630	(4,708)
Professional Services	50,969	113,160	(62,191)
Canada	52,294	100,777	(48,483)
Eliminations	(6,464)	(1,601)	(4,863)
Total	266,750	559,693	(292,943)
General and administrative	22,451	45,517	(23,066)
Loss on sale of subsidiary	591	—	591
Other charges	5,920	—	5,920
Operating income (loss)
Oil & Gas	(8,329)	1,095	(9,424)
Utility T&D	(5,279)	22	(5,301)
Professional Services	1,318	4,843	(3,525)
Canada	2,822	5,458	(2,636)
Corporate	(591)	—	(591)
Total	(10,059)	11,418	(21,477)
Non-operating expenses	(7,072)	(7,809)	737
Income (loss) from continuing operations before income taxes	(17,131)	3,609	(20,740)
Provision for income taxes	1,274	2,739	(1,465)
Income (loss) from continuing operations	(18,405)	870	(19,275)
Income (loss) from discontinued operations net of provision for income taxes	1,206	(4,229)	5,435
Net loss	$(17,199)	$(3,359)	$(13,840)

Consolidated Results
Contract Revenue
Contract revenue decreased $292.9 million in the third quarter of 2015 primarily related to a lower volume of work across all segments, the complete reshaping of our Oil & Gas segment through the exit of our regional delivery model, the 2015 sales of three subsidiaries within our Professional Services segment and the continued impact of current market conditions in the United States and Canada.

General and Administrative Expenses
General and administrative expenses decreased $23.1 million quarter-over-quarter as a result of cost reduction initiatives taken over the last several quarters, including, but not limited to, employee headcount reductions and the closing of our regional delivery offices. We are continuing to take the necessary measures to reduce our general and administrative costs.

Loss on Sale of Subsidiary
We recognized a $0.6 million loss on sale of subsidiary in the third quarter of 2015 as a result of a post-closing adjustment in connection with our previously sold UtilX subsidiary.

Other Charges
We recognized $5.9 million of other charges in the third quarter of 2015 primarily as a result of $5.3 million in equipment and facility lease abandonment charges and $0.4 million in employee severance costs related to management changes and headcount reductions.

Operating Income (Loss)
Operating loss increased $21.5 million in the third quarter of 2015 driven primarily by reduced performance in all of our segments mainly through a lower volume of work, the close-out of certain major projects, declining oil prices and market conditions, a decrease in productivity of available resources and the under-utilization of equipment.

Non-Operating Expenses
Non-operating expenses decreased $0.7 million in the third quarter of 2015, primarily due to reduced interest expense as a result of a lower Term Loan balance in the third quarter of 2015 as compared to the third quarter of 2014.

Provision for Income Taxes
Provision for income taxes decreased $1.5 million in the third quarter of 2015 primarily attributed to decreased profitability in our Canada segment, which is subject to an income tax provision. We have reserved for the benefit of current year losses in the United States for the third quarter of 2015 as our U.S. federal and state deferred tax assets continue to be covered by valuation allowances.

Income (Loss) from Discontinued Operations, Net of Taxes
Income from discontinued operations improved $5.4 million in the third quarter of 2015 from a loss of $4.2 million in the third quarter of 2014 primarily due to reduced losses associated with our Maine Power Reliability Program ("MPRP") Project, which we retained as part of the sale of Hawkeye.

Segment Results
Oil & Gas Segment
Contract revenue decreased $172.7 million in the third quarter of 2015 primarily related to lower volumes of work in our mainline pipeline construction services as well as the complete exit of our regional delivery model.
Operating loss increased $9.4 million in the third quarter of 2015 primarily related to lower work volumes in our mainline pipeline construction services and our downstream services, losses on certain projects, a decrease in productivity of available resources, the under-utilization of equipment and other costs related to the abandonment of certain equipment and facility leases. The losses were partially offset by improved performance in our Northeast market and a reduction of costs associated with regional delivery services due to the complete exiting of that business model.

Utility T&D Segment
Contract revenue decreased $4.7 million in the third quarter of 2015 driven primarily by a lower volume of transmission construction work for a key customer. The decrease was partially offset by continued growth in distribution MSA work in the Atlantic seaboard.
Operating income decreased $5.3 million in the third quarter of 2015 driven primarily by decreased productivity and utilization in our transmission construction service offerings in Texas.
Professional Services Segment
Contract revenue decreased $62.2 million quarter-over-quarter primarily due to the 2015 sales of UtilX, Premier and Downstream Professional Services as these subsidiaries generated $58.9 million in revenue in the third quarter of 2014. This decrease was also driven by a reduction in engineering work in the upstream market from the third quarter of 2014 partially offset by growth in our government services through the ongoing construction of certain fueling facility projects.
Operating income decreased $3.5 million in the third quarter of 2015 primarily due to the previously discussed 2015 subsidiary sales, which generated $2.2 million in operating income in the third quarter of 2014. Our engineering service offerings in the upstream market also experienced a decline in operating income during the quarter mainly due to the abandonment of certain facility leases.
On October 3, 2015, we signed an agreement to sell our Professional Services segment to TRC for approximately $130.0 million in cash. The agreement is binding, subject to customary closing conditions, and we expect to close the sale in the fourth quarter of 2015. As such, the Professional Services segment, including the previously sold subsidiaries of UtilX, Premier and Downstream Professional Services, will qualify as discontinued operations beginning in the fourth quarter of 2015.

Accordingly, we will present the results of operations, financial position, cash flows and disclosures of the Professional Services segment (including Premier, UtilX and Downstream Professional Services) as discontinued operations for all periods presented beginning in the fourth quarter of 2015.

Canada Segment
Contract revenue decreased $48.5 million in the third quarter of 2015 in comparison to 2014 primarily attributed to a lower volume of work across the entire segment due to declining oil prices and challenging market conditions as well as the close-out of major projects within our construction and maintenance and specialty project services.
Operating income decreased $2.6 million quarter-over-quarter primarily due to the completion of certain 2014 major projects that yielded higher margins in the construction and maintenance and specialty project service markets. The reduction in contract margin was partially offset by cost-cutting initiatives throughout the segment.

Corporate
We recognized a $0.6 million operating loss in the third quarter of 2015 as a result of a post-closing adjustment in connection with our previously sold UtilX subsidiary.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
(in thousands)

	2015	2014	Change
Contract revenue
Oil & Gas	$219,247	$665,266	$(446,019)
Utility T&D	282,347	271,018	11,329
Professional Services	228,791	331,925	(103,134)
Canada	189,948	313,133	(123,185)
Eliminations	(19,728)	(5,321)	(14,407)
Total	900,605	1,576,021	(675,416)
General and administrative	84,593	119,280	(34,687)
Gain on sale of subsidiaries	(55,781)	—	(55,781)
Other charges	14,605	—	14,605
Operating income (loss)
Oil & Gas	(35,055)	(42,522)	7,467
Utility T&D	(5,473)	7,821	(13,294)
Professional Services	(4,124)	16,842	(20,966)
Canada	1,688	30,188	(28,500)
Corporate	55,781	—	55,781
Total	12,817	12,329	488
Non-operating expenses	(58,294)	(24,063)	(34,231)
Loss from continuing operations before income taxes	(45,477)	(11,734)	(33,743)
Provision for income taxes	1,382	9,283	(7,901)
Loss from continuing operations	(46,859)	(21,017)	(25,842)
Income (loss) from discontinued operations net of provision for income taxes	950	(22,843)	23,793
Net loss	$(45,909)	$(43,860)	$(2,049)

Consolidated Results
Contract Revenue
Contract revenue decreased $675.4 million in the first nine months of 2015 primarily related to a lower volume of work in three of our four segments, the complete reshaping of our Oil & Gas segment through the exit of our regional delivery model, the 2015 sales of three subsidiaries within our Professional Services segment and the continued impact of current market conditions in the United States and Canada. The decrease was partially offset by growth in distribution MSA work in the Atlantic seaboard.

General and Administrative Expenses
General and administrative expenses decreased $34.7 million in the first nine months of 2015 as a result of cost reduction initiatives taken over the last several quarters, including, but not limited to, employee headcount reductions and the closing of our regional delivery offices. We are continuing to take measures to reduce our general and administrative costs.

Gain on Sale of Subsidiaries
We recognized a $55.8 million gain on sale of subsidiaries in the first nine months of 2015 as a result of the $58.0 million gain on the sale of our UtilX and Premier subsidiaries, partially offset by the $2.2 million loss on the sale of our Downstream Professional Services subsidiary.

Other Charges
We recognized other charges of $14.6 million in the first nine months of 2015 primarily as a result of $9.6 million in equipment and facility lease abandonment charges, $2.2 million on the sale of a long-lived asset and $1.6 million in employee severance costs related to management changes and headcount reductions.

Operating Income
Operating income increased $0.5 million in the first nine months of 2015 driven predominantly by the gain on sale of the UtilX, Premier and Downstream Professional Services subsidiaries discussed above, in addition to a reduction of losses in our Oil & Gas segment primarily due to the fact that the losses incurred on two significant pipeline construction projects in 2014 did not recur in 2015. These increases were partially offset by a reduction of income mainly through a lower volume of work, the close-out of certain major projects, declining oil prices and market conditions, a decrease in productivity of available resources and the under-utilization of equipment.

Non-Operating Expenses
Non-operating expenses increased $34.2 million in the first nine months of 2015, primarily due to $37.1 million in debt covenant suspension and extinguishment charges related to the fair value of outstanding stock issued during the first quarter of 2015, prepayment premiums in connection with early payments against our 2014 Term Loan Facility and the write-off of debt issuance costs. This increase was partially offset by a reduction of interest expense as a result of a lower Term Loan balance throughout the first nine months of 2015 as compared to the first nine months of 2014.

Provision for Income Taxes
Provision for income taxes decreased $7.9 million in the first nine months of 2015 primarily attributed to decreased profitability in our Canada segment, which is subject to an income tax provision. We have reserved for the benefit of current year losses in the United States for the first nine months of 2015 as our U.S. federal and state deferred tax assets continue to be covered by valuation allowances.

Income (Loss) from Discontinued Operations, Net of Taxes
Loss from discontinued operations decreased $23.8 million in the first nine months of 2015 primarily due to an $8.2 million loss on the sale of our union refinery maintenance turnaround business unit, a related fabrication facility and associated tools and equipment ("CTS") which was recorded in the second quarter of 2014. In addition, the MPRP Project, which we retained as part of the sale of Hawkeye, decreased its losses period-over-period.

Segment Results
Oil & Gas Segment
Contract revenue decreased $446.0 million in the first nine months of 2015 primarily related to lower volumes of work in all of our lines of service as well as a reduction of revenue through the complete exit of our regional delivery model.
Operating loss decreased $7.5 million in the first nine months of 2015 primarily related to the fact that losses from two significant pipeline construction projects in the first nine months of 2014 did not recur in the first nine months of 2015. This improvement was partially offset by lower volumes in our mainline pipeline construction services due to a decrease in productivity of available resources, the under-utilization of equipment and other costs associated with the abandonment of certain equipment and facility leases.

Utility T&D Segment
Contract revenue increased $11.3 million in the first nine months of 2015 driven primarily by growth in distribution MSA work in the Atlantic seaboard. The increase in distribution work was partially offset by a decrease in transmission construction work period-over-period for a key customer.
Operating income decreased $13.3 million in the first nine months of 2015 driven primarily by decreased productivity and utilization in our transmission construction services and our environmental and matting services period-over-period.

Professional Services Segment
Contract revenue decreased $103.1 million compared to the same period in 2014 primarily due to the 2015 sales of UtilX, Premier and Downstream Professional Services, which accounted for $117.5 million of the change year-over-year. These decreases were partially offset by higher revenue in our government service offerings through the ongoing construction of certain fueling facility projects.
Operating income decreased $21.0 million in the first nine months of 2015 primarily due to the subsidiary sales discussed above, which contributed $13.1 million of the decrease. Our engineering service offerings in the upstream market also experienced a decline in operating income during the first nine months of 2015, which was partially offset by increased income in our government service offerings.
On October 3, 2015, we signed an agreement to sell our Professional Services segment to TRC for approximately $130.0 million in cash. The agreement is binding, subject to customary closing conditions, and we expect to close the sale in the fourth quarter of 2015. As such, the Professional Services segment, including the previously sold subsidiaries of UtilX, Premier and Downstream Professional Services, will qualify as discontinued operations beginning in the fourth quarter of 2015. Accordingly, we will present the results of operations, financial position, cash flows and disclosures of the Professional Services segment (including Premier, UtilX and Downstream Professional Services) as discontinued operations for all periods presented beginning in the fourth quarter of 2015.
Canada Segment
Contract revenue decreased $123.2 million in the first nine months of 2015 primarily attributed to a lower volume of work across the entire segment due to declining oil prices and challenging market conditions, as well as the close-out of major projects within our construction and maintenance and specialty project services.
Operating income decreased $28.5 million in the first nine months of 2015 primarily due to the completion of certain 2014 major projects that yielded higher margins in the construction and maintenance and specialty project service markets. The reduction in contract margin was offset by cost-cutting initiatives throughout the segment.

Corporate
We recognized $55.8 million of operating income in the first nine months of 2015 due to the gain on sale of subsidiaries discussed above.
LIQUIDITY AND CAPITAL RESOURCES
Additional Sources and Uses of Capital
2014 Term Loan Facility
On December 15, 2014, we entered into a credit agreement (the “2014 Term Credit Agreement”) among the Company, certain of its subsidiaries, as guarantors, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and KKR Credit Advisors (US) LLC, as sole lead arranger and sole bookrunner.
The 2014 Term Credit Agreement provides for a five-year $270.0 million term loan facility (the “2014 Term Loan Facility”), which we drew in full on the effective date. Willbros Group, Inc. is the borrower under the 2014 Term Credit Agreement, with all of its obligations guaranteed by its material U.S. subsidiaries, other than excluded subsidiaries. Obligations under the 2014 Term Loan Facility are secured by a first priority security interest in, among other things, the borrower’s and the guarantors’ equipment, subsidiary capital stock and intellectual property (the “2014 Term Loan Priority Collateral”) and a second priority security interest in, among other things, the borrower’s and the guarantors’ inventory, accounts receivable, deposit accounts and similar assets.
The term loans bear interest at the “Adjusted Base Rate” plus an applicable margin of 8.75 percent, or the “Eurodollar Rate” plus an applicable margin of 9.75 percent. The interest rate in effect at September 30, 2015 and December 31, 2014 was 11 percent, comprised of an applicable margin of 9.75 percent for Eurodollar rate loans plus a LIBOR floor of 1.25 percent.
During the first nine months of 2015, we made early payments of approximately $78.3 million against our 2014 Term Loan Facility. As a result of these early payments, we recorded debt extinguishment charges of approximately $1.9 million, which consisted of prepayment premiums of 2 percent and the write-off of debt issuance costs.
2013 ABL Credit Facility
On August 7, 2013, we entered into a five-year $150.0 million asset based senior revolving credit facility maturing on August 7, 2018 with Bank of America, N.A. serving as sole administrative agent for the lenders thereunder, collateral agent, issuing bank and swingline lender (as amended, the “2013 ABL Credit Facility”).

The initial aggregate amount of commitments for the 2013 ABL Credit Facility was comprised of $125.0 million for the U.S. facility (the “U.S. Facility”) and $25.0 million for the Canadian facility (the “Canadian Facility”). The 2013 ABL Credit Facility included a sublimit of $100.0 million for letters of credit and an accordion feature permitting the borrowers, under certain conditions, to increase the aggregate amount by an incremental $75.0 million, with additional commitments from existing lenders or new commitments from lenders reasonably acceptable to the administrative agent. The borrowers under the U.S. Facility consist of all our U.S. operating subsidiaries with assets included in the borrowing base, and the U.S. Facility is guaranteed by Willbros Group, Inc. and its material U.S. subsidiaries, other than excluded subsidiaries. The borrower under the Canadian Facility is Willbros Construction Services (Canada) LP, and the Canadian Facility is guaranteed by Willbros Group, Inc. and all of its material U.S. and Canadian subsidiaries, other than excluded subsidiaries.
On September 28, 2015, we amended the 2013 ABL Credit Facility pursuant to a Fourth Amendment (the “Fourth Amendment”). The Fourth Amendment permits certain additional dispositions of assets by us and our subsidiaries, reduces the total amount of commitments under the 2013 ABL Credit Facility from $150.0 million to $100.0 million, including $80.0 million for the U.S. Facility and $20.0 million for the Canadian Facility and provides for an amended sublimit of $80.0 million for letters of credit. As a result of the reduction of commitments under the 2013 ABL Credit Facility, we wrote off approximately $0.9 million in debt issuance costs during the third quarter of 2015.
In addition, the Fourth Amendment modifies our borrowing base calculation such that advances under the U.S. and Canadian Facilities are limited to a borrowing base consisting of the sum of the following, less applicable reserves:

•	85 percent of the value of “eligible accounts;”

•
the lesser of (i) 75 percent of the value of “eligible unbilled accounts” (60 percent until the administrative agent has completed a field examination of unbilled accounts with results satisfactory to the administrative agent) and (ii) $33.0 million minus the amount of eligible unbilled accounts then included in the borrowing base; and

•	“eligible pledged cash.”
The Fourth Amendment also requires us, as part of our borrowing base calculation, to include a minimum of $25.0 million of the net proceeds of the sale of Bemis, LLC ("Bemis") and the Professional Services segment (described under the caption "Debt Covenants and Events of Default" below) as eligible pledged cash.
The aggregate amount of the borrowing base that is attributable to eligible accounts and eligible unbilled accounts constituting certain progress or milestone billings, retainage and other performance-based benchmarks may not exceed $23.0 million.
Advances in U.S. dollars bear interest at a rate equal to LIBOR or the U.S. or Canadian base rate plus an additional margin. Advances in Canadian dollars bear interest at the Bankers Acceptance (“BA”) Equivalent Rate or the Canadian prime rate plus an additional margin.
The interest rate margins will be adjusted each quarter based on our fixed charge coverage ratio as of the end of the previous quarter as follows:

Fixed Charge Coverage Ratio	U.S. Base Rate, Canadian Base Rate and Canadian Prime Rate Loans	LIBOR Loans, BA Rate Loans and Letter of Credit Fees
>1.25 to 1	1.25%	2.25%
<1.25 to 1 and >1.15 to 1	1.50%	2.50%
<1.15 to 1	1.75%	2.75%
The borrowers will also pay an unused line fee on each of the U.S. and Canadian Facilities equal to 50 basis points when usage under the applicable facility during the preceding calendar month is less than 50 percent of the commitments or 37.5 basis points when usage under the applicable facility equals or exceeds 50 percent of the commitments for such period. With respect to the letters of credit, the borrowers will pay a letter of credit fee equal to the applicable LIBOR margin, shown in the table above, on all letters of credit, and a 0.125 percent fronting fee to the issuing bank, in each case, payable monthly in arrears.
Obligations under the 2013 ABL Credit Facility are secured by a first priority security interest in the borrowers’ and guarantors’ accounts receivable, deposit accounts and similar assets (the “ABL Priority Collateral”) and a second priority security interest in the 2014 Term Loan Priority Collateral.
Debt Covenants and Events of Default
A default under the 2014 Term Credit Agreement and the 2013 ABL Credit Facility may be triggered by events such as a failure to comply with financial covenants or other covenants under the 2014 Term Credit Agreement and the 2013 ABL Credit

Facility, a failure to make payments when due under the 2014 Term Credit Agreement and the 2013 ABL Credit Facility, a failure to make payments when due in respect of, or a failure to perform obligations relating to, debt obligations in excess of $15.0 million, a change of control of the Company and certain insolvency proceedings. A default under the 2013 ABL Credit Facility would permit the lenders to terminate their commitment to make cash advances or issue letters of credit, require the immediate repayment of any outstanding cash advances with interest and require the cash collateralization of outstanding letter of credit obligations. A default under the 2014 Term Loan Credit Agreement would permit the lenders to require immediate repayment of all principal, interest, fees and other amounts payable thereunder.
On March 31, 2015, (the "First Amendment Closing Date"), we amended the 2014 Term Credit Agreement pursuant to a First Amendment (the "First Amendment"). The First Amendment, among other things, suspended the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio covenants for the period from December 31, 2014 through March 31, 2016 (the " First Amendment Covenant Suspension Period") and provided that any failure by us to comply with the Maximum Total Leverage Ratio or Minimum Interest Coverage Ratio during the Covenant Suspension Period shall not be deemed to result in a default or event of default.
In consideration of the suspension of the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the First Amendment Covenant Suspension Period, we entered into a subscription agreement pursuant to which we issued approximately 10.1 million shares, which was equivalent to 19.9 percent of the outstanding shares of common stock immediately prior to the First Amendment Closing Date, to KKR Lending Partners II L.P. and other entities indirectly advised by KKR Credit Advisers (US), LLC. In connection with this transaction, we recorded debt covenant suspension charges of approximately $33.5 million which represented the fair value of the 10.1 million outstanding shares of common stock issued, multiplied by the closing stock price on the First Amendment Closing Date. In addition, we recorded debt extinguishment charges of approximately $0.8 million related to the write-off of debt issuance costs associated with the 2014 Term Credit Agreement.
On September 28, 2015, (the "Second Amendment Closing Date"), we further amended the 2014 Term Credit Agreement (as amended by the First Amendment), pursuant to a Second Amendment (the “Second Amendment”). The Second Amendment permits discrete asset sales by us and our subsidiaries, including the sale of the our Professional Services segment. On October 3, 2015, we signed an agreement to sell our Professional Services segment to TRC for approximately $130.0 million in cash. The agreement is binding and we expect to close the sale in the fourth quarter of 2015. However, the transaction is subject to various regulatory approvals and other customary closing conditions. For additional information, refer to Note 1 - Company and Organization.
In addition, the Second Amendment permits us to retain up to $43.0 million of the net proceeds of the sale of the Professional Services segment, as well as the sale of Bemis for working capital and other purposes.
We are also required to pay a repayment fee on the maturity date of the 2014 Term Loan Facility equal to 5.0 percent of the aggregate principal amount outstanding on the maturity date. The repayment fee is contingent upon the completion of the sale of our Professional Services segment on or before December 31, 2015 and is considered a contingent interest feature that meets the definition of a derivative. However, the repayment fee is considered clearly and closely related to the 2014 Term Loan Facility and does not require bifurcation as it relates to our credit risk. As a result, we will record an increase in debt and related discount for the repayment fee on the date that the contingency (the sale of the Professional Services segment) is met. The discount will then be amortized using the effective interest method from the closing date of the sale of the Professional Services segment through the maturity date.
The Second Amendment also suspends compliance with the Maximum Total Leverage Ratio and the Minimum Interest Coverage Ratio covenants for an additional quarterly calculation period ending June 30, 2016 (the "Second Amendment Covenant Suspension Period"), if the sale of our Professional Services segment is not consummated on or prior to December 31, 2015. Any failure by us to comply with the Maximum Total Leverage Ratio or Minimum Interest Coverage Ratio during the Second Amendment Covenant Suspension Period would not be deemed to result in a default or event of default under the 2014 Term Credit Agreement. Assuming the sale of our Professional Services segment is consummated on or prior to December 31, 2015, the Minimum Interest Coverage Ratio for the fiscal quarter ending June 30, 2016 will be 1.00 to 1.00. The Minimum Interest Coverage Ratio for the fiscal quarters ending September 30, 2016 and December 31, 2016 increases to 2.00 to 1.00, and the Minimum Interest Coverage Ratio for the fiscal quarters ending March 31, 2017 and thereafter increases to 3.50 to 1.00. Assuming the sale of our Professional Services segment is consummated on or prior to December 31, 2015, the Maximum Total Leverage Ratio for the fiscal quarter ending June 30, 2016 will be 10.00 to 1.00, the Maximum Total Leverage Ratio for the fiscal quarters ending September 30, 2016 and December 31, 2016 will be 4.50 to 1.00 and the Maximum Total Leverage Ratio for the fiscal quarters ending March 31, 2017 and thereafter will be 2.75 to 1.00.
Our primary sources of capital are cash on hand, proceeds from asset sales and borrowings under the 2013 ABL Credit Facility. We expect to have sufficient liquidity and capital resources to meet our obligations for at least the next twelve months based on our current forecasts, the anticipated completion of the sale of the Professional Services segment, cash on hand, operating cash flows and borrowings under the 2013 ABL Credit Facility. However, we can make no assurance regarding our ability to achieve our forecasts or complete the sale of our Professional Services segment.
As of September 30, 2015, we did not have any outstanding revolver borrowings. Our unused availability under our September 30, 2015 borrowing base certificate was $35.2 million on a borrowing base of $70.1 million and $50.7 million of outstanding letters of credit of which $15.8 million were cash collateralized. Pursuant to the Fourth Amendment, if our unused availability under the 2013 ABL Credit Facility is less than the greater of (i) 15 percent of the revolving commitments or $15.0 million for five consecutive days, or (ii) 12.5 percent of the revolving commitments or $12.5 million at any time, or upon the occurrence of certain events of default under the 2013 ABL Credit Facility, we are subject to increased reporting requirements, the administrative agent shall have exclusive control over any deposit account, we will not have any right of access to, or withdrawal from, any deposit account, or any right to direct the disposition of funds in any deposit account, and amounts in any deposit account will be applied to reduce the outstanding amounts under the 2013 ABL Credit Facility. In addition, if our unused availability under the 2013 ABL Credit Facility is less than the amounts described above, we would be required to comply with a Minimum Fixed Charge Coverage Ratio of 1.15 to 1.00. Based on our current forecasts, we do not expect our unused availability under the 2013 ABL Credit Facility to be less than the amounts described above and therefore do not expect the Minimum Fixed Charge Coverage Ratio to be applicable over the next twelve months. If the Minimum Fixed Charge Coverage Ratio were to become applicable, we would not expect to be in compliance over the next twelve months and would therefore be in default under our credit agreements.
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

Cash Balances
As of September 30, 2015, we had cash and cash equivalents of $48.1 million. Our cash and cash equivalent balances held in the United States and foreign countries were $40.3 million and $7.8 million, respectively. In 2011, we discontinued our strategy of reinvesting non-U.S. earnings in foreign operations.
Our working capital position for continuing operations decreased $51.4 million to $152.4 million at September 30, 2015 from $203.8 million at December 31, 2014, largely attributable to decreased accounts receivable and to a decrease in unbilled revenue partially offset by decreased accounts payable. We expect that our liquidity will improve as we increase our project billings and collections from customers.
At September 30, 2015, our days sales outstanding (“DSO”) was 76 days. Included in the DSO calculation are six customer receivables in the Oil & Gas segment of $8.5 million, net of a $1.4 million reserve and three customer receivables in the Canada segment of $15.0 million, net of a $5.5 million reserve. Although payment is reasonably assured on these receivables, timing of ultimate receipt of payments may extend past our normal collection cycle.
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

Cash flows provided by (used in) continuing operations by type of activity were as follows for the nine months ended September 30, 2015 and 2014 (in thousands):

	2015	2014	Increase (Decrease)
Operating activities	$(6,866)	$(1,268)	$(5,598)
Investing activities	103,256	39,090	64,166
Financing activities	(71,463)	(35,647)	(35,816)
Effect of exchange rate changes	(752)	(683)	(69)
Cash provided by all continuing activities	$24,175	$1,492	$22,683

Operating Activities
Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of collection of receivables and the settlement of payables and other obligations. Working capital needs are generally higher during the summer and fall months when the majority of our capital-intensive projects are executed. Conversely, working capital assets are typically converted to cash during the late fall and winter months. Operating activities from continuing operations used net cash of $6.9 million during the nine months ended September 30, 2015 as compared to $1.3 million used during the same period of 2014. The $5.6 million increase in cash flow used by operating activities is primarily a result of the following:

•
An increase in cash flow used by accounts payable of $69.7 million attributed primarily to an increase of cash payments to vendors during the period as we balance our receivable collections with our vendor payments;

•	An increase in cash flow used by continuing operations of $56.6 million attributed primarily to an increase in net loss from operations, adjusted for any non-cash items; and

•	An increase in cash flow used by other assets and liabilities of $21.1 million primarily related to increased cash payments and decreased cash receipts during the period.

This was partially offset by:

•	An increase in cash flow provided by accounts receivable of $128.5 million related to an increase in customer cash collections during the period;

•	A decrease in cash flow used by accrued income taxes of $5.1 million related to decreased income tax payments made during the period;

•	A decrease in cash flow used by prepaid expenses and other current assets of $4.6 million attributed primarily to changes in business activity as well as the timing of prepaid policies; and

•	An increase in cash flow provided by contracts in progress of $3.5 million related to increased billings on projects during the period.

Investing Activities
Investing activities provided net cash of $103.3 million during the nine months ended September 30, 2015 as compared to $39.1 million provided during the same period in 2014. The $64.2 million increase in cash flow provided by investing activities is primarily the result of the difference between the proceeds from sales of subsidiaries in the first nine months of 2015 as compared to the first nine months of 2014. We received $97.3 million in proceeds from the sales of UtilX, Premier and Downstream Professional Services in the first nine months of 2015 in comparison to $46.2 million received for the sale of Hawkeye and CTS in the same period of 2014.

Financing Activities
Financing activities used net cash of $71.5 million during the nine months ended September 30, 2015 as compared to $35.6 million used during the same period of 2014. The $35.8 million increase in cash flow used in financing activities is primarily a result of the $51.2 million increase in payments made against our term loan and the $3.7 million decrease in proceeds received from our revolver and notes payable during the first nine months of 2015 as compared to 2014. This increase in cash flow used was partially offset by a $18.9 million decrease in payments against our revolver and notes payable during the nine months ended September 30, 2015.

Discontinued Operations
Cash flows provided by discontinued operations decreased $3.2 million in the first nine months of 2015 as compared to the same period in 2014. This decrease was primarily due to the receipt of $17.0 million in settlement proceeds from the Central Maine Power Company in 2014, partially offset by decreased losses attributed to the MPRP Project.

Interest Rate Risk
Interest Rate Swaps
We have entered into hedging arrangements to fix or otherwise limit the interest cost of our variable interest rate borrowings. We are subject to interest rate risk on our debt and investment of cash and cash equivalents arising in the normal course of business. We do not engage in speculative trading strategies.
In August 2013, we entered into an interest rate swap agreement (the "Swap Agreement") for a notional amount of $124.1 million to hedge changes in the variable rate interest expense on $124.1 million of our existing or replacement LIBOR indexed debt. Under the swap agreement, which was effective June 30, 2014 through August 7, 2019, we received interest at either one-month LIBOR or 1.25 percent (whichever was greater) and paid interest at a fixed rate of 2.84 percent. The Swap Agreement was terminated on September 25, 2015 for $5.7 million. The termination fee approximated its fair value and is recorded in Other Comprehensive Income (“OCI”) at September 30, 2015. The Swap Agreement was designated and qualified as a cash flow hedging instrument with the effective portion of the Swap Agreement’s change in fair value recorded in OCI. The Swap Agreement was highly effective in offsetting changes in interest expense and no hedge ineffectiveness had been recorded in the Condensed Consolidated Statements of Operations. Amounts in OCI will be reclassified to interest expense over the remaining life of the underlying debt.
The carrying amount and fair value of this Swap Agreement was equivalent since we accounted for this instrument at fair value. The values are derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. For validation purposes, the swap valuations are periodically compared to those produced by swap counterparties. Amounts of OCI relating to the interest rate swap expected to be recognized in interest expense in the coming twelve months totaled $1.4 million.

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
Our industry is capital intensive and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. As such, we are focused on the following significant capital requirements:

•	Providing working capital for projects in process and those scheduled to begin in 2016; and

•	Funding our 2015 capital budget of approximately $12.0 million of which $10.2 million remained unspent as of September 30, 2015.
We are currently evaluating our planned capital spend as part of our ongoing liquidity assessment. We believe that our financial results combined with our current liquidity and financial management will provide sufficient funds to enable us to meet our future operating needs and our planned capital expenditures. In addition, we continue to pursue other opportunities to reduce our indebtedness, which may include additional sales of non-strategic and under-performing assets (including equipment, real property and businesses).
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have entered into hedging arrangements to fix or otherwise limit the interest cost of our existing variable interest rate borrowings. We are subject to interest rate risk on our debt and investment of cash and cash equivalents arising in the normal course of business. We do not engage in speculative trading strategies.
In August 2013, we entered into an interest rate swap agreement (the "Swap Agreement") for a notional amount of $124.1 million to hedge changes in the variable rate interest expense on $124.1 million of our existing or replacement LIBOR indexed debt. Under the swap agreement, which was effective June 30, 2014 through August 7, 2019, we received interest at either one-month LIBOR or 1.25 percent (whichever was greater) and paid interest at a fixed rate of 2.84 percent. The Swap Agreement was terminated on September 25, 2015 for $5.7 million. The termination fee approximated its fair value and is recorded in Other Comprehensive Income (“OCI”) at September 30, 2015. The Swap Agreement was designated and qualified as a cash flow hedging instrument with the effective portion of the Swap Agreement’s change in fair value recorded in OCI. The Swap Agreement was highly effective in offsetting changes in interest expense and no hedge ineffectiveness had been recorded in the Condensed Consolidated Statements of Operations. Amounts in OCI will be reclassified to interest expense over the remaining life of the underlying debt.

Foreign Currency Risk
We are exposed to market risk associated with changes in non-U.S. (primarily Canada) currency exchange rates. To mitigate our risk, we may borrow Canadian dollars under our Canadian Facility to settle U.S. dollar account balances.
We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expense in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expense in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at September 30, 2015 and 2014.

Other
The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities shown in the Condensed Consolidated Balance Sheets approximate fair value at September 30, 2015 due to the generally short maturities of these items. At September 30, 2015, we invested primarily in short-term dollar denominated bank deposits. We have the ability and expect to hold our investments to maturity.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures which are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
As of September 30, 2015, we have carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were not effective as of September 30, 2015, due to the material weaknesses in internal control over financial reporting as described below.
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
Remediation Plans for Material Weaknesses in Internal Control Over Financial Reporting
During the quarterly period ended September 30, 2015, we enhanced our internal controls over financial reporting to address the material weaknesses as follows:
Internal Control over Estimated Total Revenues, Costs and Profits at Completion for Construction Contracts Accounted for Under the Percentage-of-Completion Method in the Oil & Gas Segment

•
Completed the majority of training for all appropriate personnel within our Oil & Gas segment regarding the application of our policies and procedures for the oversight and monitoring of the determination of estimated total revenues, costs and profits at completion for construction contracts accounted for under the percentage-of-completion method of accounting.

Internal Control over the Assessment of Significant Risks and Uncertainties Associated with Financial Covenant Compliance and Liquidity and Capital Resource Needs

•
Enhanced our existing controls and procedures to ensure the necessary steps are taken such that Management considers historical performance, the macro-economic environment in which the Company operates and other Company-specific facts and circumstances in developing appropriate Company-wide forecasts to assess future compliance with financial covenants and liquidity and capital resource needs.

Until the remediation steps set forth above are fully implemented and operating for a sufficient amount of time to validate remediation, the material weaknesses described above will continue to exist.
Changes in Internal Control over Financial Reporting
As described in the section Remediation Plans for Material Weaknesses in Internal Control over Financial Reporting, there were changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarterly period ended September 30, 2015.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see the discussion under the caption “Contingencies” in Note 14 – Contingencies, Commitments and Other Circumstances of our “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Form 10-Q, which information from Note 13 is incorporated by reference herein.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors involving us from those previously disclosed in Item 1A of Part I included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, except as set forth below and as previously described in Item 1A of Part II in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

We face a risk of non-compliance with certain covenants in our credit agreement.
We are subject to a number of financial and other covenants under our credit facilities, including a Maximum Total Leverage Ratio and a Minimum Interest Coverage Ratio. On March 31, 2015, we amended our 2014 Term Credit Agreement pursuant to a First Amendment (the “First Amendment”). On September 28, 2015, we further amended our 2014 Term Credit Agreement pursuant to a Second Amendment (the “Second Amendment”). The First Amendment, among other things, suspends the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the period from December 31, 2014 through March 31, 2016 (the “Covenant Suspension Period”) and provides that any failure by us to comply with the Maximum Total Leverage Ratio or Minimum Interest Coverage Ratio covenants during the Covenant Suspension Period shall not be deemed to result in a default or event of default. If we do not complete the sale of our Professional Services segment by December 31, 2015, the Second Amendment extends the Covenant Suspension Period through June 30, 2016. Alternatively, if we do complete the sale of our Professional Services segment on or prior to December 31, 2015, the Second Amendment increases the Maximum Total Leverage Ratio at June 30, 2016 from 3.00 to 1.00 to 10.00 to 1.00 and decreases the Minimum Interest Coverage Ratio for such date from 3.00 to 1.00 to 1.00 to 1.00. Prior to obtaining the First Amendment and the Second Amendment, we did not expect to remain in compliance with the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the period from March 31, 2015 through June 30, 2016, which would have raised substantial doubt about our ability to continue as a going concern.
We can provide no assurance that we will remain in compliance with our financial covenants in the periods following the completion of the Covenant Suspension Period or that we would be successful in obtaining additional waivers or amendments to these covenants should they become necessary. If we do not complete the sale of our Professional Services segment by December 31, 2015, the Maximum Total Leverage Ratio decreases to 2.75 to 1.00 as of September 30, 2016 and thereafter and the Minimum Interest Coverage Ratio increases to 3.50 to 1.00 as of September 30, 2016 and thereafter. If we do complete the sale of our Professional Services segment by December 31, 2015, our Maximum Total Leverage Ratio increases to 10.00 to 1.00 as of June 30, 2016 and decreases to 4.50 to 1.00 at September 30, 2016 and December 31, 2016 and to 2.75 to 1.00 at March 31, 2017 and thereafter. If we do complete the sale of our Professional Services segment by December 31, 2015, the Minimum Interest Coverage Ratio will be 1.00 to 1.00 at June 30, 2016 and will increase to 2.00 to 1.00 at September 30, 2016 and December 31, 2016 and to 3.50 to 1.00 at March 31, 2017 and thereafter. If our results of operations do not improve in 2016, we will be unable to meet the required financial covenants.
In order to ensure future compliance with our financial covenants, we may elect to prepay our credit agreement indebtedness by accessing capital markets, through proceeds from the sale of non-strategic assets, with cash on hand or through the reduction of overhead. In 2015 through early October, we have completed three asset sales and announced a definitive agreement to sell our Professional Services segment, which is described in Note 1 - Company and Organization in Item 1 of this Form 10-Q. However, we can provide no assurance that we will be successful in completing the sale of our Professional Services segment, disposing of additional non-strategic assets, accessing capital markets on terms we consider favorable or reducing costs in amounts sufficient to comply with our financial covenants.
Even if we successfully comply with our financial covenants, we may suffer adverse consequences if our unused availability under our 2013 ABL Credit Facility drops below certain levels. If our unused availability under the 2013 ABL Credit Facility is less than the greater of (i) 15 percent of the revolving commitments or $15.0 million for five consecutive days, or (ii) 12.5 percent of the revolving commitments or $12.5 million at any time, we are subject to increased reporting requirements, the administrative agent will have exclusive control over any deposit account, we will not have any right of access to, or withdrawal from, any deposit account, or any right to direct the disposition of funds in any deposit account, and amounts in any deposit account will be applied to reduce the outstanding amounts under the 2013 ABL Credit Facility. In addition, if our unused availability under the 2013 ABL Credit Facility is less than the amounts described in the preceding sentence, we would be required to comply with a Minimum Fixed Charge Coverage Ratio financial covenant.
Our unused availability under the 2013 ABL Credit Facility was $35.2 million at September 30, 2015 on a borrowing base of $70.1 million and outstanding letters of credit of $50.7 million, including $15.8 million of letters of credit which were cash collateralized. We do not expect our availability under the 2013 ABL Credit Facility to drop to levels which would require us to comply with the Minimum Fixed Charge Ratio covenant over the next 12 months. However, if the Minimum Fixed Charge Ratio were to become applicable, we would not expect to be in compliance with this covenant.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases of our common stock by us during the quarter ended September 30, 2015:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2015 - July 31, 2015	15,237	$1.19	—	—
August 1, 2015 - August 31, 2015	—	—	—	—
September 1, 2015 - September 30, 2015	946	1.34	—	—
Total	16,183	$1.20	—	—

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

2.1
Securities Purchase Agreement dated as of October 3, 2015, by and among TRC Solutions, Inc., as purchaser, TRC Companies, Inc., Willbros United States Holdings, Inc., as seller, and Willbros Group, Inc. (filed as Exhibit 2.1 to our current report on Form 8-K dated October 3, 2015, filed October 6, 2015).

10.1
Second Amendment to Credit Agreement dated as of September 28, 2015, by and among Willbros Group, Inc., as borrower, certain subsidiary guarantors party thereto, the Lenders party thereto, KKR Credit Advisors (US) LLC, as arranger, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to our current report on Form 8-K dated September 28, 2015, filed October 2, 2015).

10.2
Fourth Amendment to Loan, Security and Guaranty Agreement dated as of September 28, 2015, by and among Willbros Group, Inc., certain subsidiaries of Willbros Group, Inc. named therein, as U.S. Borrowers, Willbros Construction Services (Canada) L.P. as Canadian Borrower, the other persons party thereto from time to time as guarantors, the financial institutions party thereto as lenders, and Bank of America, N.A., as agent, lead arranger and bookrunner (filed as Exhibit 10.2 to our current report on Form 8-K dated September 28, 2015, filed October 2, 2015).

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

WILLBROS GROUP, INC.

Date: November 5, 2015	By:	/s/ Van A. Welch
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
2.1
Securities Purchase Agreement dated as of October 3, 2015, by and among TRC Solutions, Inc., as purchaser, TRC Companies, Inc., Willbros United States Holdings, Inc., as seller, and Willbros Group, Inc. (filed as Exhibit 2.1 to our current report on Form 8-K dated October 3, 2015, filed October 6, 2015).

10.1
Second Amendment to Credit Agreement dated as of September 28, 2015, by and among Willbros Group, Inc., as borrower, certain subsidiary guarantors party thereto, the Lenders party thereto, KKR Credit Advisors (US) LLC, as arranger, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to our current report on Form 8-K dated September 28, 2015, filed October 2, 2015).

10.2
Fourth Amendment to Loan, Security and Guaranty Agreement dated as of September 28, 2015, by and among Willbros Group, Inc., certain subsidiaries of Willbros Group, Inc. named therein, as U.S. Borrowers, Willbros Construction Services (Canada) L.P. as Canadian Borrower, the other persons party thereto from time to time as guarantors, the financial institutions party thereto as lenders, and Bank of America, N.A., as agent, lead arranger and bookrunner (filed as Exhibit 10.2 to our current report on Form 8-K dated September 28, 2015, filed October 2, 2015).

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