Form 10-K
period 2015-12-31
Willbros Group, Inc.\NEW\
filed 2016-03-10
CIK 1449732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on the last business day of the Registrant’s most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 30, 2015) was $64,331,296.
The number of shares of the Registrant’s Common Stock outstanding at March 4, 2016 was 62,089,514.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 2, 2016 are incorporated by reference into Part III of this Form 10-K.

WILLBROS GROUP, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2015

FORWARD-LOOKING STATEMENTS
This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), oil, gas, gas liquids and power prices, demand for our services, the amount and nature of future investments by governments, expansion and other development trends of the oil and gas and power industries, business strategy, expansion and growth of our business and operations, the outcome of legal proceedings and other such matters are forward-looking statements. These forward-looking statements are based on assumptions and analysis we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties. As a result, actual results could differ materially from our expectations. Factors that could cause actual results to differ from those contemplated by our forward-looking statements include, but are not limited to, the following:

•	curtailment of capital expenditures due to low prevailing commodity prices or other factors, and the unavailability of project funding in the oil and gas and power industries;

•	the demand for energy moderating or diminishing;

•	inability to comply with the financial and other covenants in, or obtain waivers under our credit facilities;

•	failure to obtain the timely award of one or more projects;

•	reduced creditworthiness of our customer base and higher risk of non-payment of receivables;

•	project cost overruns, unforeseen schedule delays and the application of liquidated damages;

•	inability to execute fixed-price and cost-reimbursable projects within the target cost, thus eroding contract margin and, potentially, contract income on any such project;

•	inability to satisfy New York Stock Exchange continued listing requirements for our common stock;

•	increased capacity and decreased demand for our services in the more competitive industry segments that we serve;

•	inability to lower our cost structure to remain competitive in the market or to achieve anticipated operating margins;

•	inability of the energy service sector to reduce costs when necessary to a level where our customers’ project economics support a reasonable level of development work;

•	reduction of services to existing and prospective clients when they bring historically out-sourced services back in-house to preserve intellectual capital and minimize layoffs;

•
the consequences we may encounter if we identify any material weaknesses in our internal control over financial reporting in the future, which may adversely affect the accuracy and timing of our financial reporting;

•
the impact of any litigation, including class actions associated with our restatement of first and second quarter 2014 financial results on our financial position and results of operations, including our defense costs and the costs and other effects of settlements or judgments;

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

Unless the context requires or is otherwise noted, all references in this Form 10-K to “Willbros,” the “Company,” “we,” “us” and “our” refer to Willbros Group, Inc., its consolidated subsidiaries and their predecessors.

PART I
Items 1. and 2. Business and Properties
General
Willbros is a specialty energy infrastructure contractor serving the oil and gas and power industries with offerings that primarily include construction, maintenance and facilities development services. We believe our long experience and expertise in the planning and execution of projects differentiates us from our competitors, provides us with competitive advantages in the markets we serve and positions us for early involvement in projects. Our maintenance capabilities provide us the opportunity to participate in the full life cycle of projects, many of which have design lives of more than 25 years.
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
The information contained on our website, or available by hyperlink from our website, is not incorporated into this Form 10-K or other documents we file with, or furnish to, the SEC. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Such disclosures will be included on our website in the “Investor Relations” sections. Accordingly, investors should monitor such portions of our website, in addition to following our press releases, SEC filings, public conference calls and webcasts.
In addition, we use social media to communicate with our investors and the public about our Company, our businesses and our results of operations. The information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media and others interested in us to review the information we post on the following social media channels:

•	The Company's Twitter account (twitter.com/willbros);

•	The Company's LinkedIn account (linkedin.com/company/willbros); and

•	The Company's Facebook account (facebook.com/WillbrosGroup).
Our Vision
We continue to believe that long-term fundamentals support demand for our services and substantiate our vision for Willbros to be a billion dollar energy infrastructure construction and maintenance company with a diversified revenue stream, stable and predictable results, and future growth opportunities.
To accomplish this, we are actively working towards achieving the following objectives:

•	Strengthening our focus on project execution;

•	Managing our resources to mitigate the seasonality of our business model;

•	Positioning Willbros as a service provider and employer of choice;

•	Developing long-term client partnerships and alliances by focusing team driven sales efforts on key clients and exceeding performance expectations at competitive prices; and

•	Meeting or exceeding industry best practices, particularly for safety and performance.
We believe that successfully meeting these objectives will generate financial performance exceeding that of our peers and result in full and fair valuation of our common shares.
Our Values
We believe the values we adhere to as an organization shape our relationships and the performance of our company. We are committed to strong Leadership across the organization to achieve Excellence, Accountability and Compliance in everything we do, recognizing that Compliance is the catalyst for successfully applying all of our values. Our core values are:

•	Safety – always perform safely for the protection of our people, our customers, and our stakeholders;

•	Honesty & Integrity – always do the right thing;

•	Our People – respect and care for their well-being and development; maintain an atmosphere of trust, empowerment and teamwork; ensure the best people are in the right position;

•	Our Customers – understand their needs and develop responsive solutions; promote mutually beneficial relationships and deliver a good job on time;

•	Superior Financial Performance – deliver earnings per share and cash flow and maintain a balance sheet which places us at the forefront of our peer group;

•	Vision & Innovation – understand the drivers of our business environment; promote constant curiosity, imagination and creativity about our business and opportunities; seek continuous improvement; and

•	Effective Communications – present a clear, consistent and accurate message to our people, our customers and the public.
We believe that adhering to and living these values will result in a high-performance organization which can differentiate itself and compete effectively, providing incremental value to our customers, our employees and all our stakeholders.
Business Segments
Willbros has three operating segments: Oil & Gas, Utility T&D and Canada. Our segments are comprised of strategic businesses that are defined by the industries or geographic regions they serve. Each is managed as an operation with established strategic directions and performance requirements.
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
Through our business segments we have been employed by more than 400 clients to carry out work in over 60 countries. These segments operated primarily in the United States and Canada over the last three years. Within the past ten years, we have worked in Asia, Europe, North America, the Middle East, Africa, and South America with private sector clients historically accounting for the majority of our revenue. One of our customers in the Utility T&D segment, Oncor, was responsible for 17.9 percent, 10.3 percent and 14.8 percent of our revenue from continuing operations for 2015, 2014 and 2013, respectively. Another one of our customers in the Oil & Gas segment, Enterprise Products Partners L.P., was responsible for 12.5 percent, 9.1 percent and 11.9 percent of our revenue from continuing operations in 2015, 2014 and 2013, respectively.
On November 30, 2015, we sold the balance of our Professional Services segment to TRC Companies ("TRC") for $130.0 million in cash, subject to working capital and other adjustments. As a result, the results of operations, financial position, cash flows and disclosures of the Professional Services segment, including the previously sold subsidiaries in 2015 of Willbros Engineers, LLC and Willbros Heater Services, LLC (collectively "Downstream Professional Services"), Premier Utility Services, LLC ("Premier") and UtilX Corporation ("UtilX"), are presented as discontinued operations for all periods presented.

See Note 12 – Segment Information in Item 8 of this Form 10-K for more information on our operating segments and our contract revenue by geographic region.
Oil & Gas
We provide construction, maintenance and lifecycle extension services to the midstream markets. Our history of executing large and complex pipeline projects has positioned us to participate in pipeline infrastructure markets. To support the extensive oil and gas development activity in the United States, we construct pipelines that connect oil and gas resources to end-markets. We currently provide these services primarily in the United States; however, our experience includes prior work on international projects. We believe that these service offerings, combined with our industry experience in large oil and gas infrastructure projects, allow us to meet our customers’ needs for safety, quality, schedule certainty, and local presence at a competitive price.
Pipeline Construction
We apply our core skills in construction and maintenance of oil and gas infrastructure to provide multiple services needed to support the transportation and storage of hydrocarbons including gathering, lateral and main-line pipeline systems.
Expansion of unconventional production in the United States has shifted the demand for pipeline construction geographically. The need for take-away capacity for oil, natural gas and liquids from these new production areas is expected to provide project opportunities for construction of oil, liquids and natural gas pipelines, although low prevailing commodity prices has resulted in the delay or cancellation of many such projects.
Facilities Construction
Companies in the hydrocarbon value chain require certain facilities in the course of producing, processing, storing and transporting oil, gas, refined products and chemicals. We are experienced in and capable of constructing facilities such as pump stations, flow stations, gas compressor stations and metering stations. We are focused on building these facilities in the United States oil and gas market. The construction of station facilities, while not as capital-intensive as pipeline construction, is generally characterized by complex logistics and scheduling. Our recent experience includes major pumping, metering and balance of plant projects.
Integrity Construction
We provide integrity construction services as well as conventional pipeline systems maintenance services.
Tank Services
We provide services to the above-ground storage tank industry. Our capabilities include: American Petroleum Institute (“API”) compliant tank maintenance and repair; floating roof seals; floating roof installations and repairs; secondary containment bottoms, cone roof and structure replacements; and new API compliant above-ground storage tanks. We provide these services on a stand-alone basis or in combination with balance of plant pumping, metering and piping systems.
Utility T&D
We provide a wide range of services in electric and natural gas transmission and distribution, including comprehensive engineering, procurement, maintenance and construction, repair and restoration of utility infrastructure.
Electric Power T&D Services
We provide a broad spectrum of overhead and underground electric power transmission and distribution (“T&D”) services, from the engineering, maintenance and construction of high-voltage transmission lines to the installation of local service lines and meters.

Electric Engineering T&D Services
We provide professional engineering and design services for overhead and underground electric power transmission and distribution systems for investor-owned utilities, cooperatives, municipalities and generation developers. Services offered include design, design build, and engineering, procurement and construction.
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
Electric Power Distribution
We maintain, construct and upgrade underground and overhead electric power distribution lines from 34.5-kV to household voltage levels. Our services encompass all facets of electric power distribution systems, including primary and secondary voltage cables, wood and steel poles, transformers, switchgear, capacitors, underground duct, manhole systems, residential, commercial and electric meter installation.
Emergency Storm Response
Our nationwide emergency storm response capabilities span both electric power transmission and distribution systems. We provide storm response services for our existing customers (“on-system”) as well as customers with which we have no ongoing Master Service Agreement (“MSA”) relationships (“off-system”). Typically with little notice, our crews deploy nationally in response to hurricanes, ice storms, tornadoes, floods and other natural disasters which damage critical electric T&D infrastructure. Some notable examples of major emergency storm response deployments include the rebuilding of electric power distribution systems damaged by hurricanes and superstorms in Louisiana, Texas and New England.
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
Canada
In Canada, Willbros is an industry leader in construction, maintenance and fabrication, well known for piping projects, including integrity and supporting civil work, general mechanical and facility construction, API storage tanks, general and modular fabrication, along with electrical and instrumentation projects serving the Canadian energy industry. We have had specialized facilities and offices throughout Alberta since 2001 in Fort McMurray, Edmonton and Calgary, Alberta. These offices are locally staffed with dedicated and experienced professionals, ideally suited to serve our clients in Western Canada, particularly in the oil sands. We are an oil and gas infrastructure construction and maintenance contractor, providing a diverse and complementary suite of services to meet our clients’ expectations through safe, productive, high quality execution in the field. We continue to explore and evaluate the market for opportunities that augment our service offering and create more value-added experiences for our customers.
Construction and Maintenance
A cornerstone of our business is the construction and maintenance of Hydrotransport and Tailings Lines (“HTTL”) in the oil sands mine sites of the Wood Buffalo region of Northern Alberta. Our expertise is not only in new construction of HTTL, but the ongoing rotation and maintenance of these lines as well. Our scope includes other pipeline projects both above and below ground ranging in diameter from 2 inches to greater than 48 inches in a variety of materials such as carbon steel, stainless steel, High Density Poly Ethylene, and other non-metal products and specialty alloys. Our crews are well equipped and capable of performing civil earthworks including corridor construction, trenching, backfill, grading, road construction, crossings and bores, berms, pipe culverts, excavation and hauling.
Projects and Specialty Services
Projects and specialty services include a range of new construction project work including both above and below ground piping from small and mid-inch projects to large diameter mainline spreads. Our expertise includes pipeline construction, piping tie-ins, gathering systems, looping systems, crossings, horizontal directional drilling support and steam lines typically serving pipeline operators, producer and steam-assisted-gravity-drainage facilities. An increased focus and strategy has been directed towards pipeline integrity work including dig-ups and repair. Regulators, industry and public concern continue to emphasize and require more robust integrity programs to ensure safety and reliable leak-free performance. We are well positioned with talented crews, equipment and supervision to perform pipeline and integrity work safely, on time, and on budget.
Electrical and Instrumentation Services
Our electrical and instrumentation services offer construction and maintenance services to industrial, oil and gas and petrochemical customers across Western Canada. We are capable of managing major projects from initial plant construction to commissioning and start-up. Currently, we offer our customers expertise in low and medium voltage construction situations as well as ongoing maintenance and support programs specifically tailored to the needs of our customers. In addition to these services, our team has the ability to seamlessly execute a wide variety of modular building and skid pre-wiring projects, fiber optics, grounding and fire and gas detection installations.
Tanks
Tank services supports the Canadian oil and gas industry with new construction, maintenance and repair of API above ground steel storage tanks specific to 650, 653, 620 and American Water Works Association industry codes. Our capabilities service a wide variety of tank design considerations such as roof diversification (internal, external, dome, floating or self-supported), foundations, internals, stairways, doors, flush type clean out, nozzles and other appurtenances. Our expertise allows for turnkey solutions from design to fabrication through to field erection, testing and pre-commissioning support and crude oil terminal and refining facilities to meet increasing storage capacity demand within the industry.
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
Our Strategy
We work diligently to apply our values every day. We use them to guide us in the development and execution of our strategy, which we believe will increase stockholder value by leveraging the full resources and core competencies of an integrated Willbros business platform.

In 2015 we completed initiatives to streamline our structure and upgrade our operations resources, processes and procedures, and reduce the complexity of our business model. We also appointed new executive management and a new non-executive Chairman of the Board of Directors. Furthermore, we strengthened the balance sheet through the sale of businesses and assets not critical to our focus on energy infrastructure construction and maintenance, and as such, we reduced our Term Loan debt to less than $100.0 million at December 31, 2015. Key elements of our strategy are as follows:
Stabilize the Revenue Stream with Recurring Services
We believe increasing the level of revenue generated by recurring services will make our business model more predictable and allow us to reduce our dependence on large capital projects which are more cyclical in nature.
Focus on Managing Risk
We have implemented a core set of business conduct practices and policies to improve our risk profile including diversifying our service offerings and end markets to reduce market specific exposure, and focusing on contract-execution risk starting with our opportunity review process and ending at job completion. We continue to evaluate and improve our risk management techniques.
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

•
Oil & Gas Segment – Quanta Services, MasTec, Primoris, Associated Pipeline Contractors, Sheehan Pipeline Construction, U.S. Pipeline, Welded Construction, Henkels & McCoy, Michels Corporation, Flint Energy Services, Smith Tank & Steel, Chicago Bridge & Iron and Matrix Service. In addition, there are a number of regional competitors such as Sunland, Dyess and Jomax.

•	Utility T&D Segment – Quanta Services, MYR Group, MasTec and larger privately-held companies such as Pike Electric, Henkels & McCoy, Michels Corporation and Miller Pipeline.

•	Canada Segment – Michels Corporation, North American Energy Services, Flint Energy Services, Ledcor, KBR and Quanta Services.
Contract Provisions and Subcontracting
Most of our revenue is derived from contracts that fall into the following basic categories:

•	firm fixed-price or lump sum fixed-price contracts, providing for a single price for the total amount of work;

•	cost plus fixed fee contracts where income is earned solely from the fee received;

•	unit-price contracts, which specify a price for each unit of work performed;

•	time and materials contracts where personnel and equipment are provided under an agreed-upon schedule of daily rates with other direct costs being reimbursable;

•	a combination of the above (including lump sum payment for certain items and unit rates for others); and

•	master service agreements ("MSAs") under which we receive work orders for specific projects and which involve one or more of the foregoing categories.
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
We act as the primary contractor on a majority of the construction projects we undertake. In our capacity as the primary contractor (or when acting as a subcontractor), we perform most of the work on our projects with our own resources and typically subcontract specialized activities as hazardous waste removal, horizontal directional drills, non-destructive inspection, catering and security. In the construction industry, the prime contractor is normally responsible for the performance of the entire contract, including subcontract work. Thus, when acting as the primary contractor, we are subject to the risk associated with the failure of one or more subcontractors to perform as anticipated.
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
Employees
At December 31, 2015, we directly employed a multi-national work force of 3,579 persons, of which approximately 98.2 percent were citizens of the respective countries in which they work. Although the level of activity varies from year to year, we have maintained an average work force of approximately 8,258 over the past five years. The minimum employment during that period was 3,579 and the maximum was 12,054. At December 31, 2015, approximately 12.0 percent of our employees were covered by collective bargaining agreements. We believe relations with our employees are satisfactory. The following table sets forth the location of employees by segment as of December 31, 2015:

	Number of Employees	Percent
Oil & Gas	864	24.1%
Utility T&D	1,940	54.2%
Canada	678	18.9%
Corporate	97	2.8%
Total	3,579	100.0%
Equipment
We own, lease and maintain a fleet of generally standardized construction, transportation and support equipment. In 2015, 2014 and 2013, expenditures for capital equipment were $2.2 million, $11.5 million and $13.0 million, respectively. At December 31, 2015, the net book value of our property, plant and equipment was approximately $50.4 million.
All equipment is subject to scheduled maintenance to maximize fleet readiness. We continue to evaluate expected equipment utilization, given anticipated market conditions, and may buy or lease new equipment and dispose of underutilized equipment from time to time.

Facilities
The principal facilities that we utilize to operate our business are:

Principal Facilities
Business	Location	Description	Ownership
Oil & Gas	Houston, TX	Office space	Lease
	Splendora, TX	Office space and equipment yard	Own
	Channelview, TX	Office space and general warehouse	Lease
	Tulsa, OK(1)	Manufacturing, office space and general warehouse	Own
	Geismer, LA	Office space and general warehouse	Lease
	Pittsburgh, PA	Office space and general warehouse	Lease
Utility T&D	McKinney, TX	Office and general warehouse	Lease
	Ft. Worth, TX	Office space	Lease
	White Marsh, MD	Office space and general warehouse	Lease
	Richmond, VA	Office space and general warehouse	Lease
Canada	Ft. McMurray, Alberta, Canada	Office space, repair shop and lay down area	Lease
	Ft. McMurray, Alberta, Canada	Office space	Lease
	Edmonton, Alberta, Canada	Office space and fabrication facility	Lease
	Acheson, Alberta, Canada	Office space and equipment yard	Lease
	Edmonton, Alberta, Canada	Office space	Lease
	Edmonton, Alberta, Canada	Office space and general warehouse	Lease
	Calgary, Alberta, Canada	Office space	Lease
Corporate Headquarters	Houston, TX	Office space	Lease
(1) Facility was sold subsequent to December 31, 2015.
We lease other facilities used in our operations, primarily sales/shop offices, equipment sites and expatriate housing units in the United States and Canada. Rent expense for all leased facilities was approximately $8.1 million in 2015, $8.7 million in 2014 and $9.2 million in 2013.
Insurance and Bonding
Certain operational risks are analyzed and categorized by our risk management department and insured against through major international insurance brokers under a comprehensive insurance program. We maintain worldwide master commercial insurance policies written through highly-rated insurers in types and amounts typically carried by companies engaged in the project management and construction industry. These policies cover our property, plant, equipment and cargo against normally insurable risks. Other policies cover our workers and liabilities arising out of our operations. Primary and excess liability insurance limits are consistent with industry standards for the level of our operations and asset base. Risks of loss or damage to project works and materials are often insured on our behalf by our clients. On other projects, “builders all risk insurance” is purchased when deemed necessary. All insurance is purchased and maintained at the corporate level except for certain basic insurance that must be purchased locally to comply with insurance laws.
The insurance protection we maintain may not be sufficient or effective in all circumstances or against all hazards. An enforceable claim for which we are not fully insured could have a material adverse effect on our results of operations. In the future, our ability to maintain insurance, which may not be available or at rates we consider reasonable, may be affected by events over which we have no control, such as those that occurred on September 11, 2001.
In 2015, we were not constrained by our ability to bond new projects. If we have difficulty obtaining surety bonds, our ability to operate may be significantly restricted.

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
RISKS RELATED TO OUR BUSINESS
Our business is highly dependent upon the level of capital expenditures by oil and gas and electric power companies on infrastructure.
Our revenue and cash flow are primarily dependent upon major construction projects. The availability of these types of projects is dependent upon the economic condition of the oil and gas and electric power industries, and specifically, the level of capital expenditures of oil and gas and electric power companies on infrastructure. Our failure to obtain major projects, the delay in awards of major projects, the cancellation of major projects or delays in completion of contracts are factors that could result in the under-utilization of our resources, which would have an adverse impact on our revenue and cash flow. Numerous factors beyond our control influence the level of capital expenditures of these companies, including:

•	current and projected oil and gas and electric power prices;

•	the demand for gasoline and electricity;

•	the abilities of oil and gas and electric power companies to generate, access and deploy capital;

•	exploration, production and transportation costs;

•	the discovery rate and location of new oil and gas reserves;

•	the sale and expiration dates of oil and gas leases and concessions;

•	regulatory restraints on the rates that electric power companies may charge their customers;

•	local and international political and economic conditions; and

•	technological advances.
In particular, a large number of exploration and production and midstream companies have recently announced reductions in their capital expenditure budgets due to the recent and prolonged decline in crude oil and natural gas prices. Additional delays or cancellations of projects are likely to occur especially in those areas where the costs of production may exceed current commodity prices.
We face a risk of non-compliance with certain covenants in our credit facilities.
We are subject to a number of financial and other covenants under our credit facilities, including a Maximum Total Leverage Ratio and a Minimum Interest Coverage Ratio. On March 31, 2015, we amended our 2014 Term Credit Agreement pursuant to a First Amendment (the “First Amendment”). The First Amendment, among other things, suspends the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the period from December 31, 2014 through March 31, 2016 (the “First Amendment Covenant Suspension Period”) and provides that any failure by us to comply with the Maximum Total Leverage Ratio or Minimum Interest Coverage Ratio covenants during the Covenant Suspension Period shall not be deemed to result in a default or event of default. On March 1, 2016, we further amended our 2014 Term Credit Agreement pursuant to a Third Amendment (the "Third Amendment"). The Third Amendment, among other things, extends the First Amendment Covenant Suspension Period for an additional quarterly calculation period ending June 30, 2016 (the "Third Amendment Covenant Suspension Period") so that any failure by us to comply with the Maximum Total Leverage Ratio or Minimum Interest Coverage Ratio covenants during the Third Amendment Covenant Suspension Period will not be deemed to result in a default or event of default.

We can provide no assurance that we will remain in compliance with our financial covenants in the periods following the completion of the Third Amendment Covenant Suspension Period or that we would be successful in obtaining additional waivers or amendments to these covenants should they become necessary. Under the Third Amendment, the Maximum Total Leverage Ratio decreases to 4.50 to 1.00 as of September 30, 2016 and December 31, 2016, 3.25 to 1.00 as of March 31, 2017 and 3.00 to 1.00 as of June 30, 2017 and thereafter. The Minimum Interest Coverage Ratio increases to 1.75 to 1.00 as of September 30, 2016 and December 31, 2016, 2.50 to 1.00 as of March 31, 2017 and 2.75 to 1.00 as of June 30, 2017 and thereafter. The Third Amendment further provides that, solely for the four quarter fiscal period ending September 30, 2016, Consolidated EBITDA will be equal to the sum of Consolidated EBITDA for the fiscal quarters ending June 30, 2016 and

September 30, 2016, multiplied by two. If our results of operations do not improve in 2016, we will be unable to meet the required financial covenants.

In order to ensure future compliance with our financial covenants, we may elect to prepay our credit agreement indebtedness by accessing capital markets, through proceeds from the sale, if necessary, of non-strategic assets, with cash on hand or through the reduction of overhead. In 2015, we completed the sale of our Professional Services segment and four non-strategic subsidiaries. However, we can provide no assurance that we will be successful in disposing of additional non-strategic assets, if necessary, accessing capital markets on terms we consider favorable or reducing costs in amounts sufficient to comply with our financial covenants.

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

Our unused availability under the 2013 ABL Credit Facility was $47.0 million at December 31, 2015. We do not expect our availability under the 2013 ABL Credit Facility to drop to levels which would require us to comply with the Minimum Fixed Charge Coverage Ratio covenant over the next 12 months. However, if the Minimum Fixed Charge Coverage Ratio were to become applicable, we would not expect to be in compliance with this covenant.

A default under the 2013 ABL Credit Facility would permit the lenders to terminate their commitment to make cash advances or issue letters of credit, require us to immediately repay any outstanding cash advances with interest and require us to cash collateralize outstanding letter of credit obligations. A default under the 2014 Term Credit Agreement would permit the lenders to require immediate repayment of all principal, interest, fees and other amounts payable thereunder. If the maturity of our credit agreement indebtedness were accelerated, we may not have sufficient funds to pay such indebtedness. In such an event, our lenders would be entitled to proceed against the collateral securing the indebtedness, which includes substantially all of our assets, to the extent permitted by the credit agreements and applicable law.
We have had material weaknesses in our internal control over financial reporting in prior fiscal years. Failure to maintain effective internal control over financial reporting could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis. As a result, our business, operating results and liquidity could be harmed.
As disclosed in our prior Annual Report on Form 10-K, we identified material weaknesses in our internal control over financial reporting that led to the restatement of our previously issued consolidated financial statements for fiscal years 2002 and 2003, the first three quarters of 2004, the first three quarters of 2011 and the first two quarters of 2014. We also identified material weaknesses in internal control over financial reporting as of December 31, 2014, 2011, and 2010 and for the years 2004 through 2007. We believe that all of these material weaknesses have been successfully remediated.
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
A pending securities class action against us has resulted in significant costs and expenses, has diverted resources and could have a material adverse effect on our business, financial condition, results of operations or cash flows.
As further described in Note 13 of our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, after we announced that we would be restating our Condensed Consolidated Financial Statements for the quarterly period ended June 30, 2014, a securities class action complaint was filed against us in the United States District Court for the Southern

District of Texas on behalf of our shareholders and alleging damages on their behalf arising from the matters that led to the restatements. In addition to us, two of our former Chief Executive Officers and our current Chief Financial Officer are named as defendants. We have incurred and/or expect to incur significant professional fees and other costs in defending against the class action. If we do not prevail in the pending litigation, we may be required to pay a significant amount of monetary damages that may be in excess of our insurance coverage. In addition, our Board of Directors, management and employees may expend a substantial amount of time on the pending litigation, diverting resources and attention that would otherwise be directed toward our operations and implementation of our business strategy, all of which could materially adversely affect our business, financial condition, results of operations or cash flows.
Our settlements with the DOJ and the SEC may negatively impact us in the event of a future FCPA violation. Our failure to comply with the FCPA or other anti-bribery laws would have a material adverse effect on our business.
In May 2008, after reaching agreement with the Company, the Department of Justice ("DOJ") filed an Information and Deferred Prosecution Agreement ("DPA") concluding its investigation into violations of the FCPA by Willbros Group, Inc. and its subsidiary, Willbros International, Inc. ("WII"). Also in May 2008, we reached a final settlement with the SEC to resolve its previously disclosed investigations of possible violations of the FCPA and possible violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. These investigations stemmed primarily from our former operations in Bolivia, Ecuador and Nigeria. We made the final payments under these settlements in October 2011. The criminal information associated with the DPA was dismissed, with prejudice, on April 2, 2012. Currently, we have no employees working outside of the United States and Canada.
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

Percentage-of-completion method of accounting for contract revenue may result in adjustments that would materially affect our operating results.
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
Seasonal variations and inclement weather may cause fluctuations in our operating results, profitability, cash flow and working capital needs related to our operating segments.
A significant portion of our business in each of our operating segments is performed outdoors. Consequently, our results of operations are exposed to seasonal variations and inclement weather. Our operating segments perform less work in the winter months, and work is hindered during other inclement weather events. In particular, our Utility T&D segment revenue and profitability often decrease during the winter months and during severe weather conditions because work performed during these periods is more costly to complete. During periods of peak electric power demand in the summer, utilities generally are unable to remove their electric power T&D equipment from service, decreasing the demand for our maintenance services during such periods. The seasonality of this segment’s business also causes our working capital needs to fluctuate. Because this segment’s operating cash flow is usually lower during and immediately following the winter months, we typically experience a need to finance a portion of this segment’s working capital during the spring and summer. Conversely, our Canada segment typically posts its strongest results during the winter and summer months and weaker results during what is known as the "Spring breakup," when road bans and load limits are put in place and workers are often furloughed and equipment idled. Severe winter weather can also create demand for restoration of storm damage to overhead utility lines, which can offer opportunities for high margin emergency restoration work for our Utility T&D segment.
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
We operate primarily in the oil and gas and power industries, providing services to a limited number of clients. Much of our success depends on developing and maintaining relationships with our major clients and obtaining a share of contracts from these clients. The loss of any of our major clients could have a material adverse effect on our operations. One client was responsible for approximately 17.9 percent of total contract revenue from continuing operations in 2015. This client was also responsible for 35.8 percent of our 12 month backlog and 56.6 percent of our total backlog from continuing operations at December 31, 2015.
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
Our business operations include pipeline construction, fabrication, pipeline rehabilitation services and a wide range of services in electric power and natural gas transmission and distribution. These operations involve a high degree of operational risk. Natural disasters, adverse weather conditions, collisions and operator error could cause personal injury or loss of life, severe damage to and destruction of property, equipment and the environment, and suspension of operations. In locations where we perform work with equipment that is owned by others, our continued use of the equipment can be subject to unexpected or arbitrary interruption or termination. The occurrence of any of these events could result in work stoppage, loss of revenue, casualty loss, increased costs and significant liability to third parties.
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
We act as prime contractor on a majority of the construction projects we undertake. In our capacity as prime contractor and when acting as a subcontractor, we perform most of the work on our projects with our own resources and typically subcontract only certain specialized activities such as hazardous waste removal, nondestructive inspection and catering and security. However, with respect to other contracts, including those in our Utility T&D segment, we may choose to subcontract a portion or substantial portion of the project. In the construction industry, the prime contractor is normally responsible for the performance of the entire contract, including subcontract work. Thus, when acting as a prime contractor, we are subject to the risks associated with the failure of one or more subcontractors to perform as anticipated.
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
Our U.S. and Canadian operations are subject to numerous environmental protection laws and regulations which are complex and stringent. We regularly perform work in and around sensitive environmental areas, such as rivers, lakes and wetlands. Part of the business in our Utility T&D segment is performed in the southwestern U.S. where there is a greater risk of fines, work stoppages or other sanctions for disturbing Native American artifacts and archeological sites. Significant fines, penalties and other sanctions may be imposed for non-compliance with environmental laws and regulations, and some environmental laws provide for joint and several strict liabilities for remediation of releases of hazardous substances, rendering a person liable for environmental damage, without regard to negligence or fault on the part of such person. In addition to potential liabilities that may be incurred in satisfying these requirements, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. These laws and regulations may expose us to liability arising out of the conduct of operations or conditions caused by others, or for our acts which were in compliance with all applicable laws at the time these acts were performed.
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
We operate in a highly competitive environment. A substantial number of the major projects that we pursue are awarded based on bid proposals. We compete for these projects against companies that have substantially greater financial and other resources than we do. In some markets, there is competition from national and regional firms against which we may not be able to compete on price. Our growth may be impacted to the extent that we are unable to successfully bid against these companies. Our competitors may have lower overhead cost structures, greater resources or other advantages and, therefore, may be able to provide their services at lower rates than ours or elect to place bids on projects that drive down margins to lower levels than we would accept.
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
In the past few years, we have experienced significant turnover at the senior management level. We believe that we currently have in place competitive compensation programs with strong retention incentives for our senior management. However, the loss or interruption of services provided by one or more of our senior officers could adversely affect our results of operations.
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
Our international business operations may include projects in countries where corruption is prevalent. Since the anti-bribery restrictions of the FCPA make it illegal for us to give anything of value to foreign officials in order to obtain or retain any business or other advantage, we may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence. Currently, we have no employees working outside of the United States and Canada.
RISKS RELATED TO OUR COMMON STOCK
If we cannot meet the New York Stock Exchange ("NYSE") continued listing requirements, the NYSE may delist our common stock.
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
On August 11, 2015, we received a notice from the NYSE that we were not in compliance with the continued listing standard set forth in NYSE Listed Company Manual Rule 802.01C because our common stock traded below the minimum average closing share price of $1.00 over a consecutive 30 trading-day period. However, on October 1, 2015, we received a subsequent letter from the NYSE confirming that our average stock price for the 30 trading days ended September 30, 2015 was above the NYSE's minimum requirement of $1.00 and that were are no longer considered to be below the $1.00 continued listing criterion.

In the event that we are once again notified by the NYSE that we have fallen below the average closing price compliance standard, we intend to respond to the NYSE within 10 business days with a plan to cure the deficiency. We would have six months, or in certain circumstances, until we could take stockholder action at our next annual meeting, to regain compliance with the NYSE listing requirements. During the cure period, our common stock would continue to be listed and traded on the NYSE, subject to compliance with the other listing standards. Such a NYSE notification would not conflict with or violate any of our credit or debt obligations.
A delisting of our common stock could negatively impact us by, among other things:

•	reducing the liquidity and market price of our common stock;

•	reducing the number of investors, including institutional investors, willing to hold or acquire our common stock, which could negatively impact our ability to raise equity;

•	decreasing the amount of news and analyst coverage by us;

•	limiting our ability to issue additional securities, obtain additional financing or pursue strategic restructuring, refinancing or other transactions; and

•	impacting our reputation and, as a consequence, our ability to attract new business.
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
Our authorized shares of common stock consist of 105 million shares. The issuance of additional common stock or securities convertible into our common stock would result in further dilution of the ownership interest in us held by existing stockholders. We are authorized to issue, without stockholder approval, one million shares of preferred stock, which may give other stockholders dividend, conversion, voting and liquidation rights, among other rights, which may be superior to the rights of holders of our common stock. While our Board of Directors has no present intention of authorizing the issuance of any such preferred stock, it reserves the right to do so in the future.
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

Name	Age	Position(s)
Michael J. Fournier	53	President, Chief Executive Officer, Chief Operating Officer and Director
Van A. Welch	61	Executive Vice President and Chief Financial Officer
Johnny M. Priest	66	Executive Vice President, Utility Transmission & Distribution (President, Utility T&D)
Andrew M. Jack	52	Senior Vice President, Willbros Canada (President, Canada)
Harry W. New	54	Senior Vice President, Oil & Gas (President, Oil & Gas)
Peter W. Arbour	67	Senior Vice President and General Counsel
Michael J. Fournier has been Chief Executive Officer and a Director of the Company since December 2015, President of the Company since October 2014 and Chief Operating Officer of the Company since July 2014. He joined Willbros in August 2011 as Chief Operating Officer of Canada operations and served as President of Canada operations from September 2012 to July 2014. Prior to joining Willbros, he filled successive roles starting as an Operations Manager and finishing as President of Aecon Lockerbie Construction Group, Inc., a construction and infrastructure development company, and its predecessor entities from 2005 to 2011. Mr. Fournier has more than 30 years of experience in the engineering and construction service industries. Mr Fournier started his career in the Offshore Gulf Coast pipeline construction and platform fabrication sector, relocating to Canada in the early 90's. Much of his career since then has been spent in the Canadian Oil, Gas and Petrochemical sector where he has held a succession of project management and executive management roles with heavy industrial construction firms culminating in business unit president roles. He has served on the Board of Directors for Construction Labour Relations - Alberta and on the Management Board of the Natural Sciences and Engineering Research Council of Canada ("NSERC") Chair in Construction Management for the University of Alberta. He currently is a Director on the Board of the Progressive Contractors Association of Canada. Mr. Fournier graduated from the University of Alberta with a Bachelor of Science in Mechanical Engineering and is registered with the Association of Professional Engineers, Geologists and Geophysicists of Alberta.
Van A. Welch has been Executive Vice President of the Company since May 2011 and Chief Financial Officer of the Company since August 2006. He served as Senior Vice President of the Company from August 2006 to May 2011 and as Treasurer of the Company from August 2006 to September 2007 and from July 2010 to May 2012. Mr. Welch has over 30 years’ experience in project controls, administrative and finance positions with KBR, Inc. (formerly known as Kellogg Brown & Root), a global engineering, construction and services company, and its subsidiaries, serving in his last position as Vice President - Finance and Investor Relations and as a member of KBR’s executive leadership team. From 1998 to 2006, Mr. Welch held various other positions with KBR including Vice President, Accounting and Finance of the Engineering and Construction Division, Vice President, Accounting and Finance of Onshore Operations and Senior Vice President of Shared Services. Mr. Welch is a Certified Public Accountant.
Johnny M. Priest joined Willbros in 2012 as Chief Operating Officer of the Utility T&D segment before being elected Senior Vice President, Utility T&D and President of the Utility T&D segment later that year. He was elected Executive Vice President, Utility Transmission & Distribution of the Company in October 2014. Prior to joining Willbros, he served as Chief Executive Officer of Argos Utilities, a provider of transmission and distribution services to utility customers, from April 2009 to March 2012. Mr. Priest began his career as a line construction technician with Duke Power in 1967 and has since managed and presided over a number of companies including: Argos Utilities, MasTec Energy Group and Shaw Energy Delivery Services (formerly owned by Duke Energy). He is a veteran of the U.S. Army.
Andrew M. Jack has been Senior Vice President, Willbros Canada of the Company since January 2016 and President of the Canada segment since July 2014. He joined Willbros in October 2012 as General Manager of the Construction and Maintenance business unit, before being elected as Vice President, Canada in December 2013. Mr. Jack has extensive general management and business development experience with almost 25 years in the Oil and Gas pipeline industry and has worked internationally with respected multi-national companies. Mr. Jack is a Chartered Manager and member of the UK Pipeline Industries Guild. His early career began in finance with Deloitte (at that time, Deloitte Haskins & Sells) followed by Financial

Controller positions in the Oil and Gas pipeline industry before joining the Pipeline Intervention and Integrity group at TD Williamson, Inc., a global solutions provider for the owners and operators of pressurized piping systems, as Regional Controller for the Europe, Africa, and Middle East Region. Subsequently, he held senior regional positions in Strategy, Business Development and Operations Management with TD Williamson, Inc. followed by general management roles for Africa and the Pipeline Integrity Division.
Harry W. New has been Senior Vice President, Oil & Gas of the Company since January 2016 and President of the Oil & Gas segment since January 2015. He previously spent six years with Willbros from 2005 to 2011, rising to President of Willbros U.S. Construction. Prior to rejoining Willbros, from September 2011 to January 2015, he served as Senior Vice President of NorthStar Energy Services (a Quanta Services Company), a provider of infrastructure solutions for the oil and gas, pipeline, chemical, petrochemical, power, and terminal industries. Mr. New has more than 29 years of experience in the pipeline construction industry including management positions at Amec-Paragon Engineering and Bechtel Corporation. Mr. New is a member of the American Pipeline Contractors Association, INGAA and The Pipeliners Association of Houston. Mr. New graduated from Texas A&I with a Bachelor of Science degree in Natural Gas Engineering.
Peter W. Arbour has been Senior Vice President and General Counsel of the Company since May 2010. He served as Corporate Secretary of the Company from May 2010 to December 2010. Before joining Willbros, he served in senior legal positions with the Expro International Group from August 2006 to April 2010, Power Well Services from August 2004 to July 2006, and KBR, where he managed a worldwide law department for over 10 years. Mr. Arbour’s legal experience includes work with mergers and acquisitions, engineering and construction contracts, construction claims, litigation management, and compliance matters. He has extensive experience in overseas projects, particularly in the Middle East, Asia Pacific, and Latin America. Mr. Arbour is a member of the state bar associations of Texas and Louisiana and holds undergraduate and Juris Doctorate degrees from Louisiana State University.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock commenced trading on the New York Stock Exchange on August 15, 1996, under the symbol “WG.” The following table sets forth the high and low sale prices per share of our common stock as reported by the New York Stock Exchange for the periods indicated:

	High	Low
For the year ended December 31, 2015:
First Quarter	$7.04	$1.50
Second Quarter	3.28	1.12
Third Quarter	1.82	0.68
Fourth Quarter	3.43	1.24
For the year ended December 31, 2014:
First Quarter	$12.84	$7.66
Second Quarter	13.69	10.27
Third Quarter	12.69	8.32
Fourth Quarter	8.52	3.96
Substantially all of our stockholders maintain their shares in “street name” accounts and are not, individually, stockholders of record. As of March 4, 2016, our common stock was held by approximately 165 holders of record.
Dividend Policy
Since 1991, we have not paid any cash dividends on our capital stock, except dividends in 1996 on our outstanding shares of preferred stock, which were converted into shares of common stock on July 15, 1996. Our 2014 Term Credit Agreement prohibits us from paying cash dividends on our common stock.
Issuer Purchases of Equity Securities
The following table provides information about purchases of our common stock by us during the fourth quarter of 2015:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2015 – October 31, 2015	25,683	$2.28	—	—
November 1, 2015 – November 30, 2015	166,949	2.70	—	—
December 1, 2015 – December 31, 2015	9,312	3.15	—	—
Total	201,944	$2.67	—	—

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

Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013	2012	2011
Statement of Operations Data:
Contract revenue	$908,994	$1,594,370	$1,495,125	$1,449,372	$966,018
Operating expenses (income):
Contract costs	868,240	1,497,618	1,360,014	1,331,013	895,993
Amortization of intangibles	9,874	9,885	9,907	9,991	9,925
General and administrative	77,335	108,622	122,368	116,984	93,308
Gain on sale of subsidiary	(12,826)	—	—	—	—
Other charges	18,469	6,692	—	—	—
Goodwill impairment	—	—	—	6,593	161,649
Changes in fair value of contingent earn-out liability	—	—	—	—	(10,000)
Settlement of project dispute	—	—	—	—	8,236
Operating income (loss)	(52,098)	(28,447)	2,836	(15,209)	(193,093)
Interest expense, net	(27,203)	(30,359)	(31,220)	(29,347)	(44,933)
Debt covenant suspension and extinguishment charges	(39,178)	(15,176)	(11,573)	(3,405)	(6,304)
Other, net	(101)	(397)	(733)	(661)	(674)
Loss from continuing operations before income taxes	(118,580)	(74,379)	(40,690)	(48,622)	(245,004)
Provision (benefit) for income taxes	(54,031)	229	(3,992)	(5,278)	(33,560)
Loss from continuing operations	(64,549)	(74,608)	(36,698)	(43,344)	(211,444)
Income (loss) from discontinued operations net of provision for income taxes	96,032	(5,219)	20,831	14,109	(81,377)
Net income (loss)	31,483	(79,827)	(15,867)	(29,235)	(292,821)
Less: Income attributable to noncontrolling interest	—	—	—	(976)	(1,195)
Net income (loss) attributable to Willbros Group, Inc.	$31,483	$(79,827)	$(15,867)	$(30,211)	$(294,016)
Reconciliation of net income (loss) attributable to Willbros Group, Inc.
Loss from continuing operations	$(64,549)	$(74,608)	$(36,698)	$(43,344)	$(211,444)
Income (loss) from discontinued operations	96,032	(5,219)	20,831	13,133	(82,572)
Net income (loss) attributable to Willbros Group, Inc.	$31,483	$(79,827)	$(15,867)	$(30,211)	$(294,016)
Basic income (loss) per share attributable to Company shareholders:
Continuing operations	$(1.12)	$(1.51)	$(0.76)	$(0.90)	$(4.45)
Discontinued operations	1.66	(0.11)	0.44	0.27	(1.74)
Net income (loss)	$0.54	$(1.62)	$(0.32)	$(0.63)	$(6.19)

Diluted income (loss) per share attributable to Company shareholders:
Continuing operations	$(1.12)	$(1.51)	$(0.76)	$(0.90)	$(4.45)
Discontinued operations	1.66	(0.11)	0.44	0.27	(1.74)
Net income (loss)	$0.54	$(1.62)	$(0.32)	$(0.63)	$(6.19)

Cash Flow Data:
Cash provided by (used in):
Operating activities	$(4,195)	$(60,106)	$2,469	$(35,738)	$11,713
Investing activities	209,833	39,230	25,955	22,236	58,376
Financing activities	(166,642)	1,596	(37,630)	6,574	(147,296)
Effect of exchange rate changes	(3,437)	(1,057)	(1,564)	(2,137)	(449)
Balance Sheet Data (at period end):
Cash and cash equivalents	$58,832	$22,565	$42,096	$48,154	$52,327
Total assets	445,608	692,207	870,668	978,246	861,771
Total liabilities	268,208	578,382	681,894	771,913	630,193
Total debt	95,821	271,384	262,817	292,610	266,570
Stockholders’ equity	177,400	113,825	188,774	206,333	231,578
Other Financial Data (excluding discontinued operations):
12 Month Backlog (at period end)(1)	$432,217	$548,552	$800,961	$778,544	$536,253
Capital expenditures, excluding acquisitions	2,183	11,452	12,975	9,159	8,471
Adjusted EBITDA from continuing operations(2)	(19,461)	15,618	39,802	34,272	7,986
Number of employees (at period end):	3,579	7,959	9,399	12,054	8,810

(1)
Backlog broadly consists of anticipated contract revenue from the uncompleted portions of existing contracts and contracts whose award is reasonably assured, subject only to the cancellation and modification provisions contained in various contracts. Master Service Agreement ("MSA") backlog is estimated for the remaining terms of the contract. MSA backlog is determined based on historical trends inherent in the MSAs, factoring in seasonal demand and projecting customer needs based on ongoing communications with the customer.

(2)
Adjusted EBITDA from continuing operations is defined as income (loss) from continuing operations before interest expense, income tax expense (benefit) and depreciation and amortization, adjusted for items which management does not consider representative of our ongoing operations and certain non-cash items of the Company. Management uses Adjusted EBITDA from continuing operations as a supplemental performance measure for comparing normalized operating results with corresponding historical periods and with the operational performance of other companies in our industry and for presentations made to analysts, investment banks and other members of the financial community who use this information in order to make investment decisions about us.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto. Additional sections in this Form 10-K which should be helpful to the reading of our discussion and analysis include the following: (i) a description of our services provided by segment found in Items 1 and 2 “Business and Properties — Services Provided;” (ii) a description of our business strategy found in Items 1 and 2 “Business and Properties — Our Strategy;” and (iii) a description of risk factors affecting us and our business, found in Item 1A “Risk Factors.”
Inasmuch as the discussion below and the other sections to which we have referred you pertain to management’s comments on financial resources, capital spending, our business strategy and the outlook for our business, such discussions contain forward-looking statements. These forward-looking statements reflect the expectations, beliefs, plans and objectives of management about future financial performance and assumptions underlying management’s judgment concerning the matters discussed, and accordingly, involve estimates, assumptions, judgments and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed below and elsewhere in our 2015 Form 10-K, particularly in Item 1A “Risk Factors” and in “Forward-Looking Statements.”
OVERVIEW
Willbros is a specialty energy infrastructure contractor serving the oil and gas and power industries with offerings that primarily include construction, maintenance and facilities development services. Our principal markets for continuing operations are the United States and Canada. We obtain our work through competitive bidding and through negotiations with prospective clients. Contract values range from several thousand dollars to several hundred million dollars and contract durations range from a few weeks to more than two years.
2015 Year in Review
Willbros made significant changes in its operating, financial and governance structures in 2015.
In response to earlier project execution issues and a growing concern about market conditions, we downsized overheads and indirect operating costs across all segments. More specifically, we completely reshaped our Oil & Gas segment, including the exit from our regional delivery model and the rationalization of our equipment fleet, to better support anticipated work levels. We believe these actions will improve our cost-competitive position and align our segments with current market opportunities.
On November 30, 2015, we sold the balance of our Professional Services segment to TRC for $130.0 million in cash, subject to working capital and other adjustments. The completion of this sale enabled us to reduce our Term Loan debt to under $100.0 million and strengthen our overall balance sheet. We believe this healthier capital structure will mitigate customer confidence issues and other constraints.
As a result of the Professional Services sale, the results of operations, financial position, cash flows and disclosures of the Professional Services segment, including the previously sold subsidiaries in 2015 of Downstream Professional Services, Premier and UtilX, are presented as discontinued operations for all periods presented.
With respect to governance, our Board of Directors acknowledged the advisory vote of shareholders endorsing a de-classification of directors and stated its intent to offer a proposal to de-classify at the Annual Meeting to be held in June 2016. We also elected a new non-executive Chairman and named a new Chief Executive Officer in December 2015, separating the previously combined positions, as we dealt with the restructuring of the Company. Our Board of Directors also benefited from greater financial expertise and experience as we added a new Audit Committee Chairman and fully remediated our previously reported material weaknesses in internal control over financial reporting.
In summary, our actions in 2015 were directed at reducing our overheads and embedded costs, reshaping our Oil & Gas segment, reducing operating risk across the company, strengthening our balance sheet, and improving governance, which is viewed as a precursor to operational excellence.
We will continue to monitor the market conditions we face and are prepared to take additional corrective action if the business environment deteriorates further.

Looking Forward
We expect oil prices to remain under pressure for all of 2016 and, therefore, have sized Willbros to be competitive in its end markets assuming price pressures will remain.
Our Oil & Gas segment is sized to perform project work across its balanced service offering. We expect continued uncertainty around oil prices, which will undoubtedly cause delays or even cancellation of certain projects. That said, we believe this segment is far less dependent upon pipeline construction revenue than in the past and has opportunities for tank, terminal, facility, integrity and pipeline construction projects. We believe the debt reduction we have achieved will ease the concerns about our financial condition.
In our Canada segment, we recorded slightly better than break-even operating results in a challenging and competitive market and expect revenue and margins to be similar for 2016. We do not expect operators in the oil sands to cease operations due to the high costs of halting and then restarting production, but we do expect competition for maintenance spend and any small capital projects to be intense.
Our Utility T&D segment is positioned for growth and we have identified multiple opportunities to expand our transmission construction, as well as distribution services. Our legacy Texas market will remain our largest, and, while industry reports indicate that major project activity has plateaued, our success in establishing new customers in ten states, and our relevant experience on capital construction projects in the $25.0 million to $50.0 million range indicates continued growth and improvement in operating results in 2016.
Willbros will have better relative liquidity entering 2016 with an expectation of contract revenue around $1.0 billion. Our operational structure is leaner, with the Oil & Gas segment consolidated to locations in Tulsa, Houston and Pittsburgh, our Canada segment aligned with and performing well in a competitive market, and our Utility T&D segment in growth mode.
Other Financial Measures
Backlog
Backlog broadly consists of anticipated contract revenue from the uncompleted portions of existing contracts and contracts whose award is reasonably assured, subject only to the cancellation and modification provisions contained in various contracts. Additionally, due to the short duration of many jobs, revenue associated with jobs won and performed within a reporting period will not be reflected in quarterly backlog reports. We generate revenue from numerous sources, including contracts of long or short duration entered into during a year as well as from various contractual processes, including change orders, extra work and variations in the scope of work. These revenue sources are not added to backlog until realization is assured.
Our backlog presentation reflects not only the 12 month lump-sum and MSA work but also the full-term value of work under contract, including MSA work, as we believe that this information is helpful in providing additional long-term visibility. We determine the amount of backlog for work under ongoing MSA maintenance and construction contracts based on historical trends inherent in the MSAs, factoring in seasonal demand and projecting customer needs based on ongoing communications with the customer.
At December 31, 2015, total backlog was approximately $826.8 million and 12 month backlog was approximately $432.2 million. In comparison to December 31, 2014, total backlog decreased approximately $274.9 million and 12 month backlog decreased approximately $116.3 million. These decreases are primarily related to the burn-off of backlog out-pacing additions in all segments, as well as the continued work-off of MSAs, which are subject to renewal options in future years.

The following tables (in thousands) show our backlog from continuing operations by operating segment and geographic location as of December 31, 2015 and 2014 and our 12 month year-end backlog for each of the last five years:

	As of December 31,
	2015				2014
	12 Month	Percent	Total	Percent	12 Month	Percent	Total	Percent
Oil & Gas	$46,810	10.9%	$48,810	5.9%	$106,267	19.3%	$109,840	10.0%
Utility T&D	274,610	63.5%	622,629	75.3%	295,957	54.0%	803,392	72.9%
Canada	110,797	25.6%	155,379	18.8%	146,328	26.7%	188,508	17.1%
Total Backlog	$432,217	100.0%	$826,818	100.0%	$548,552	100.0%	$1,101,740	100.0%

	As of December 31,
	2015		2014
	Total	Percent	Total	Percent
Total Backlog by Geographic Region
United States	$671,439	81.2%	$913,232	82.9%
Canada	155,379	18.8%	188,508	17.1%
Backlog	$826,818	100.0%	$1,101,740	100.0%

	As of December 31,
	2015	2014	2013	2012	2011
12 Month Backlog	$432,217	$548,552	$800,961	$778,544	$536,253
Adjusted EBITDA from Continuing Operations
We define Adjusted EBITDA from continuing operations as income (loss) from continuing operations before interest expense, income tax expense (benefit) and depreciation and amortization, adjusted for items which management does not consider representative of our ongoing operations and certain non-cash items of the Company. These adjustments are itemized in the following table. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA from continuing operations, you should be aware that in the future we may incur expenses that are the same as, or similar to, some of the adjustments in this presentation. Our presentation of Adjusted EBITDA from continuing operations should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.
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

A reconciliation of Adjusted EBITDA from continuing operations to U.S. GAAP financial information follows (in thousands):

	Year Ended December 31,
	2015	2014	2013	2012	2011
Loss from continuing operations attributable to Willbros Group, Inc.	$(64,549)	$(74,608)	$(36,698)	$(43,344)	$(211,444)
Interest expense, net	27,203	30,359	31,220	29,347	44,933
Provision (benefit) for income taxes	(54,031)	229	(3,992)	(5,278)	(33,560)
Depreciation and amortization	27,200	31,873	34,436	38,363	43,076
Debt covenant suspension and extinguishment charges	39,178	15,176	11,573	3,405	6,304
Stock-based compensation	6,605	12,475	6,382	6,821	8,840
Restructuring charges	9,475	1,878	59	—	—
Accounting and legal fees associated with the restatements	595	3,413	—	—	—
Gain on disposal of property and equipment	(2,102)	(5,177)	(3,178)	(3,223)	(5,379)
Gain on sale of subsidiary	(12,826)	—	—	—	—
Long-lived asset impairment charges	3,791	—	—	—	—
Goodwill impairment charges	—	—	—	6,593	161,649
Changes in fair value of contingent earn-out liability	—	—	—	—	(10,000)
DOJ monitor costs	—	—	—	1,588	3,567
Adjusted EBITDA from continuing operations	$(19,461)	$15,618	$39,802	$34,272	$7,986

RESULTS OF OPERATIONS

	Years Ended December 31
	(in thousands)
	2015	2014	2015-2014 Change	2013	2014-2013 Change
Contract revenue
Oil & Gas	$297,110	$826,088	$(528,978)	$663,293	$162,795
Utility T&D	379,629	363,779	15,850	386,952	(23,173)
Canada	232,534	404,589	(172,055)	445,213	(40,624)
Eliminations	(279)	(86)	(193)	(333)	247
Total	908,994	1,594,370	(685,376)	1,495,125	99,245
Contract costs	868,240	1,497,618	(629,378)	1,360,014	137,604
Amortization of intangibles	9,874	9,885	(11)	9,907	(22)
General and administrative	77,335	108,622	(31,287)	122,368	(13,746)
Gain on sale of subsidiary	(12,826)	—	(12,826)	—	—
Other charges	18,469	6,692	11,777	—	6,692
Operating income (loss)
Oil & Gas	(47,950)	(54,444)	6,494	(42,793)	(11,651)
Utility T&D	(10,021)	6,596	(16,617)	20,381	(13,785)
Canada	897	31,927	(31,030)	35,376	(3,449)
Gain on sale of subsidiary	12,826	—	12,826	—	—
Unallocated Corporate costs	(7,850)	(12,526)	4,676	(10,128)	(2,398)
Total	(52,098)	(28,447)	(23,651)	2,836	(31,283)
Non-operating expenses	(66,482)	(45,932)	(20,550)	(43,526)	(2,406)
Loss from continuing operations before income taxes	(118,580)	(74,379)	(44,201)	(40,690)	(33,689)
Provision (benefit) for income taxes	(54,031)	229	(54,260)	(3,992)	4,221
Loss from continuing operations	(64,549)	(74,608)	10,059	(36,698)	(37,910)
Income (loss) from discontinued operations net of provision for income taxes	96,032	(5,219)	101,251	20,831	(26,050)
Net income (loss)	$31,483	$(79,827)	$111,310	$(15,867)	$(63,960)

2015 versus 2014
Consolidated Results
Contract Revenue
Contract revenue decreased $685.4 million in 2015 primarily related a reduction in the overall volume of work driven by the continued impact of market conditions in the United States and Canada, and the complete reshaping of our Oil & Gas segment through the exit of our regional delivery model. The decrease is partially offset by growth in distribution MSA work in the Atlantic seaboard within our Utility T&D segment.
Contract Costs
Contract costs decreased $629.4 million in 2015 primarily related to the lower revenue levels previously discussed. Contract margin was 4.5 percent in 2015 compared to 6.1 percent in 2014. The lower margin year-over-year is also related to lower revenue levels, coupled with the inability to reduce indirect operating costs including the under-utilization of equipment. We continue to take the necessary steps to better reduce our indirect operating costs through equipment fleet rationalization and other cost-cutting measures.

Amortization of Intangibles
We recorded $9.9 million of intangible amortization expense in 2015 which is relatively comparable to 2014. The expense relates primarily to the amortization of customer relationship and trademark intangibles associated with our Utility T&D segment.
General and Administrative
General and administrative expense decreased $31.3 million in 2015 as a result of cost reduction initiatives taken over the last year, including, but not limited to, employee headcount reductions across all segments and the closing of our regional delivery offices, which incurred significant overhead costs in prior years. We are continuing to take measures to reduce our general and administrative costs.
Gain on Sale of Subsidiary
We recorded a $12.8 million gain on sale of subsidiary in 2015 as a result of the sale of Bemis, LLC ("Bemis") in the fourth quarter of 2015.
Other Charges
We recorded other charges of $18.5 million in 2015 primarily related to $8.9 million in equipment and facility lease abandonment charges, $3.8 million in long-lived asset impairment charges, $2.9 million in employee severance and other termination costs and a $2.2 million loss on the sale of a corporate asset. The year-over-year increase of $11.8 million is primarily related to increases in equipment and facility lease abandonment and long-lived asset impairment charges partially offset by a decrease in legal and accounting costs associated with our investigation related to the deterioration of certain construction projects within our Oil & Gas segment and restatement of our Condensed Consolidated Financial Statements for the quarterly periods ended March 31, 2014 and June 30, 2014.
Operating Loss
Operating loss increased $23.7 million in 2015 primarily driven by a reduction of income mainly through a lower volume of work, the close-out of certain major projects, declining oil prices and market conditions, a decrease in productivity of available resources and the under-utilization of equipment. In addition, we recorded an increase in other charges of $11.8 million, as previously discussed, which increased our operating loss year-over-year. The decrease was partially offset by a $12.8 million gain on the sale of Bemis in the fourth quarter of 2015.
Non-Operating Expenses
Non-operating expenses increased $20.6 million in 2015 primarily due to $39.2 million in debt covenant suspension and extinguishment charges related to the fair value of outstanding stock issued during the first quarter of 2015, prepayment premiums in connection with early payments against our 2014 Term Loan Facility and the write-off of debt issuance costs. This increase was partially offset by a reduction of interest expense as a result of a lower Term Loan balance throughout 2015 in comparison to 2014.
Provision (Benefit) for Income Taxes
Provision for income taxes decreased $54.3 million to a benefit of $54.0 million in 2015. The change is primarily attributed to increased U.S. operating losses and a decrease in our valuation allowance year-over year coupled with a decrease in profitability in our Canada segment.
Income (Loss) from Discontinued Operations, Net of Taxes
Income from discontinued operations increased $101.3 million primarily due to approximately $152.2 million in net gains on the sale of the balance of our Professional Services segment, as well as our UtilX and Premier subsidiaries. The increase was partially offset by an increase in the provision for income taxes related to these subsidiaries.

Segment Results
Oil & Gas Segment
Contract revenue decreased $529.0 million in 2015 primarily related to lower volumes of work in our mainline pipeline construction services well as a reduction of revenue resulting from the complete exit from the regional delivery model.
Operating loss decreased $6.5 million primarily related to losses from two significant pipeline construction projects in 2014 that did not recur in 2015 as well as a reduction of losses due to the complete exit from the regional delivery model. This improvement was partially offset by lower volumes in our mainline pipeline construction services that resulted in a decrease in productivity of available resources, the under-utilization of equipment and other costs associated with the abandonment of certain equipment and facility leases and long-lived asset impairment charges.

Utility T&D Segment
Contract revenue increased $15.9 million in 2015 driven primarily by growth in distribution MSA work in the Atlantic seaboard. The increase in distribution work was partially offset by a decrease in transmission construction work year-over-year for a key customer.
Operating income decreased $16.6 million in 2015 also driven primarily by decreased productivity and utilization in our transmission construction services and distribution MSA work in Texas and the Atlantic seaboard, and other costs associated with the abandonment of certain equipment and facility leases and long-lived asset impairment charges.

Canada Segment
Contract revenue decreased $172.1 million in 2015 primarily attributed to a lower volume of work across the entire segment due to declining oil prices and challenging market conditions, as well as the close-out of major projects within our construction and maintenance and specialty project services.
Operating income decreased $31.0 million in 2015 primarily due to the completion of certain 2014 major projects that yielded higher margins in the construction and maintenance and specialty project service markets. The reduction in contract margin was partially offset by cost-cutting initiatives throughout the segment.

Unallocated Corporate Costs
Unallocated corporate costs represent corporate overhead charges that were previously allocated to the Professional Services segment, but were not reclassified to discontinued operations. The decrease in unallocated corporate costs in 2015 is primarily attributed to the Professional Services segment's decreased revenue as a percentage of the consolidated entity in comparison to 2014, which is the primary basis for the allocation.
2014 versus 2013
Consolidated Results
Contract Revenue
Contract revenue increased $99.2 million in 2014 primarily related to higher utilization and increased demand in a number of service offerings within our Oil & Gas segment. The increase was partially offset by a reduction of activity in our Canada segment and in our electric transmission construction services within our Utility T&D segment primarily due to the completion of two Texas CREZ transmission construction projects in 2013.
Contract Costs
Contract costs increased $137.6 million in 2014 primarily related to the deterioration of two significant construction projects within our Oil & Gas segment coupled with the previously discussed completion of two Texas CREZ transmission construction projects within our Utility T&D segment, which yielded higher margins in 2013. Contract margin was 6.1 percent in 2014 compared to 9.0 percent in 2013.

Amortization of Intangibles
We recorded $9.9 million of intangible amortization expense in 2014 which is relatively comparable to 2013. The expense relates primarily to the amortization of customer relationship and trademark intangibles associated with our Utility T&D segment.
General and Administrative Expense
General and administrative expense as a percentage of contract revenue decreased to 6.8 percent in 2014 compared to 8.2 percent in 2013. This change is primarily due to increased contract revenue with a smaller corresponding increase in support and overhead costs.
Other Charges
We recognized $6.7 million of other charges in 2014 primarily related to $3.4 million of legal and accounting costs associated with our investigation related to the deterioration of certain construction projects within our Oil & Gas segment and the restatement of our Condensed Consolidated Financial Statements for the quarterly periods ended March 31, 2014 and June 30, 2014, as well as $1.9 million of employee severance costs and $1.4 million of accelerated stock compensation related to management changes and headcount reductions.
Operating Income (Loss)
Operating income decreased $31.3 million in 2014 primarily driven by the deterioration of two significant pipeline construction projects within our Oil & Gas segment, and by decreased performance in our electric transmission construction services within our Utility T&D segment primarily due to the completion of two Texas CREZ transmission construction projects in 2013.
Non-Operating Expenses
Non-operating expenses increased $2.4 million in 2014 primarily due to an increase in debt extinguishment charges of $3.6 million year-over-year associated with the repayment of our 2013 Term Loan Facility. The overall increase was partially offset by a decrease in interest expense primarily due to lower debt balances throughout 2014 in comparison to 2013.
Provision (Benefit) for Income Taxes
Benefit for income taxes decreased $4.2 million to a provision of $0.2 million in 2014. The change is primarily attributed to both current and prior year state taxes, a release of liabilities for unrecognized tax benefits and an increase in the valuation allowance year-over-year.
Income (Loss) from Discontinued Operations, Net of Taxes
Income from discontinued operations decreased $26.1 million in 2014 primarily due to a prior year $23.6 million gain on the sale of Willbros Middle East Limited, which held our operations in Oman and a prior year $17.0 million settlement received in connection with our discontinued Hawkeye business. The decrease in income from 2013 was also related, in part, to an $8.2 million loss on the sale of CTS in 2014, as well as a reduction of income in 2014 associated with our Professional Services segment. The overall decrease was partially offset by reduced losses attributed to the Maine Power Reliability Program (the "MPRP Project") in 2014.
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

Canada Segment
Contract revenue decreased $40.6 million primarily as a result of the completion of a significant construction project in early 2014. This decrease was also attributed to the weakening in the exchange value of the Canadian dollar during the year. The reduction in revenue was partially offset by revenue growth in our tanks and facilities and electrical and instrumentation services.
Operating income decreased $3.4 million in 2014 primarily due to $2.0 million in bad debt expense, which was mainly attributed to one customer, and a decline in revenue for the year. This decrease was partially offset by increased profitability in a number of service offerings including fabrication, electrical and instrumentation and other tanks and facilities services.

Unallocated Corporate Costs
Unallocated corporate costs represent corporate overhead charges that were previously allocated to the Professional Services segment, but were not reclassified to discontinued operations. The increase in unallocated corporate costs in 2014 is primarily attributed to the Professional Services segment's increased revenue as a percentage of the consolidated entity in comparison to 2013, which is the primary basis for the allocation.

LIQUIDITY AND CAPITAL RESOURCES
Additional Sources and Uses of Capital
2014 Term Loan Facility
On December 15, 2014, we entered into a credit agreement (the “2014 Term Credit Agreement”) among Willbros Group, Inc., certain of its subsidiaries, as guarantors, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and KKR Credit Advisors (US) LLC, as sole lead arranger and sole bookrunner. Cortland Capital Market Services LLC currently serves as administrative agent under the 2014 Term Credit Agreement.
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
The term loans are repayable in equal quarterly installments in an aggregate amount equal to 0.25 percent of the original amount of the 2014 Term Loan Facility. The balances of the term loans are repayable on December 15, 2019. We are permitted to make optional prepayments at any time, subject to a variable prepayment fee if the prepayment is made prior to December 15, 2018. Mandatory prepayments of term loans are required from (i) 100 percent of the proceeds of the sale of assets constituting the 2014 Term Loan Priority Collateral, subject to reinvestment provisions and certain exceptions and thresholds, (ii) 100 percent of the net cash proceeds from issuances of debt by us and our subsidiaries, other than permitted indebtedness and (iii) 75 percent (with step-downs to 50 percent and 0 percent based on a leverage ratio) of annual “excess cash flow," provided that any voluntary prepayments of term loans will be credited against excess cash flow obligations. The first $125.0 million of mandatory prepayments of term loans using proceeds from the sale of assets are subject to a prepayment fee of 2 percent. Mandatory prepayments of excess cash flow are payable within five business days after annual financial statements are delivered to the administrative agent beginning with the fiscal year ending December 31, 2015.
The term loans bear interest at the “Adjusted Base Rate” plus an applicable margin of 8.75 percent, or the “Eurodollar Rate” plus an applicable margin of 9.75 percent. The interest rate in effect at December 31, 2015 and 2014 was 11 percent, comprised of an applicable margin of 9.75 percent for Eurodollar Rate loans plus a LIBOR floor of 1.25 percent.
During the year ended December 31, 2015, we made early payments of $171.9 million against our 2014 Term Loan Facility. As a result of these early payments, we recorded debt extinguishment charges of $4.0 million, which consisted of prepayment fees of 2 percent and the write-off of debt issuance costs.
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
On September 28, 2015, we amended our 2013 ABL Credit Facility pursuant to a Fourth Amendment (the "Fourth Amendment"). The Fourth Amendment permits certain additional dispositions of assets by us and our subsidiaries, reduces the total amount of commitments under the 2013 ABL Credit Facility from $150.0 million to $100.0 million, including $80.0 million for the U.S. Facility and $20.0 million for the Canadian Facility, and provides for an amended sublimit of $80.0 million for letters of credit. As a result of the reduction of commitments under the 2013 ABL Credit Facility, we wrote off approximately $0.9 million in debt issuance costs during the year ended December 31, 2015.
In addition, the Fourth Amendment modified our borrowing base calculation such that advances under the U.S. and Canadian Facilities are limited to a borrowing base consisting of the sum of the following, less applicable reserves:
•85 percent of the value of "eligible accounts";

•	the lesser of (i) 75 percent of the value of "eligible unbilled accounts" and (ii) $33.0 million minus the amount of eligible unbilled accounts then included in the borrowing base; and
•"eligible pledged cash".
The Fourth Amendment also requires us, as part of our borrowing base calculation, to include a minimum of $25.0 million of the net proceeds of the sale of Bemis and the balance of the Professional Services segment as eligible pledged cash. At December 31, 2015, we have included $35.2 million as eligible pledged cash (collateralized for a portion of our letters of credit) in our borrowing base calculation and classified as "Restricted cash" on the Consolidated Balance Sheet.
The aggregate amount of the borrowing base that is attributable to eligible accounts and eligible unbilled accounts constituting certain progress or milestone billings, retainage and other performance-based benchmarks may not exceed $23.0 million.
Advances in U.S. dollars bear interest at a rate equal to LIBOR or the U.S. or Canadian base rate plus an additional margin. Advances in Canadian dollars bear interest at the Bankers Acceptance ("BA") Equivalent Rate or the Canadian prime rate plus an additional margin.
The interest rate margins will be adjusted each quarter based on our fixed charge coverage ratio as of the end of the previous quarter as follows:

Fixed Charge Coverage Ratio	U.S. Base Rate, Canadian Base Rate and Canadian Prime Rate Loans	LIBOR Loans, BA Rate Loans and Letter of Credit Fees
>1.25 to 1	1.25%	2.25%
≤1.25 to 1 and >1.15 to 1	1.50%	2.50%
≤1.15 to 1	1.75%	2.75%
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
On March 31, 2015, (the "First Amendment Closing Date"), we amended the 2014 Term Credit Agreement pursuant to a First Amendment (the "First Amendment"). The First Amendment, among other things, suspended the calculation of the

Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the period from December 31, 2014 through March 31, 2016 (the "First Amendment Covenant Suspension Period") and provided that any failure by us to comply with the Maximum Total Leverage Ratio or Minimum Interest Coverage Ratio during the First Amendment Covenant Suspension Period shall not be deemed to result in a default or event of default.
In consideration of the suspension of the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the First Amendment Covenant Suspension Period, we issued 10.1 million shares, which was equivalent to 19.9 percent of the outstanding shares of common stock immediately prior to the First Amendment Closing Date, to KKR Lending Partners II L.P. and other entities indirectly advised by KKR Credit Advisers (US) LLC. In connection with this transaction, we recorded debt covenant suspension charges of approximately $33.5 million which represented the fair value of the 10.1 million outstanding shares of common stock issued, multiplied by the closing stock price on the First Amendment Closing Date. In addition, we recorded debt extinguishment charges of approximately $0.8 million related to the write-off of debt issuance costs associated with the Company's 2014 Term Credit Agreement.
On September 28, 2015, we further amended the 2014 Term Credit Agreement, pursuant to a Second Amendment (the "Second Amendment"). The Second Amendment permits discrete asset sales by us and our subsidiaries, including the sale of our Professional Services segment, which was finalized on November 30, 2015. For additional information, see Note 1 - Summary of Significant Accounting Policies.
In addition, the Second Amendment permits us to retain up to $43.0 million of the net proceeds of the sale of the Professional Services segment, as well as the sale of Bemis, for working capital purposes.
We are also required to pay a repayment fee on the maturity date of the 2014 Term Loan Facility equal to 5.0 percent of the aggregate principal amount outstanding on the maturity date. The repayment fee was contingent upon the sale of our Professional Services segment on or before December 31, 2015 and considered to be a contingent interest feature that met the definition of a derivative. However, the repayment fee was considered clearly and closely related to the 2014 Term Loan Facility and did not require bifurcation as it relates to our credit risk. As a result, we recorded an increase in debt and related discount of $0.1 million for the repayment fee on November 30, 2015 (the date of the sale of the Professional Services segment), which will be amortized using the effective interest method from that date through the maturity date.
On March 1, 2016, we further amended the 2014 Term Credit Agreement, pursuant to a Third Amendment (the "Third Amendment"). The Third Amendment, among other things, extends the First Amendment Covenant Suspension Period for an additional quarterly calculation period ending June 30, 2016 (the "Third Amendment Covenant Suspension Period") so that any failure by us to comply with the Maximum Total Leverage Ratio and the Minimum Interest Coverage Ratio during the Third Amendment Covenant Suspension Period will not be deemed to result in a default or event of default under the 2014 Term Credit Agreement. In addition, under the Third Amendment, the Maximum Total Leverage Ratio decreases to 4.50 to 1.00 as of September 30, 2016 and December 31, 2016, 3.25 to 1.00 as of March 31, 2017 and 3.00 to 1.00 as of June 30, 2017 and thereafter. The Minimum Interest Coverage Ratio increases to 1.75 to 1.00 as of September 30, 2016 and December 31, 2016, 2.50 to 1.00 as of March 31, 2017 and 2.75 to 1.00 as of June 30, 2017 and thereafter. The Third Amendment further provides that, solely for the four quarter fiscal period ending September 30, 2016, Consolidated EBITDA shall be equal to the sum of Consolidated EBITDA for the fiscal quarters ending June 30, 2016 and September 30, 2016, multiplied by two. In consideration for the Third Amendment, we paid an amendment fee of approximately $2.3 million in the first quarter of 2016.
Our primary sources of capital are our cash on hand, anticipated cash flow from operations, proceeds from asset sales and borrowings under the 2013 ABL Credit Facility. Based on current forecasts, through a combination of these sources, we expect to have sufficient liquidity and capital resources to meet our obligations for at least the next twelve months. However, we can make no assurance regarding our ability to achieve our forecasts.
As of December 31, 2015, we did not have any outstanding revolver borrowings and our unused availability under our December 31, 2015 borrowing base certificate was $47.0 million on a borrowing base of $62.5 million and outstanding letters of credit of $50.7 million of which $35.2 million was cash collateralized. If our unused availability under the 2013 ABL Credit Facility is less than the greater of (i) 15 percent of the revolving commitments or $15.0 million for five consecutive days, or (ii) 12.5 percent of the revolving commitments or $12.5 million at any time, or upon the occurrence of certain events of default under the 2013 ABL Credit Facility, we would be subject to increased reporting requirements, the administrative agent shall have exclusive control over any deposit account, we will not have any right of access to, or withdrawal from, any deposit account, or any right to direct the disposition of funds in any deposit account, and amounts in any deposit account will be applied to reduce the outstanding amounts under the 2013 ABL Credit Facility. In addition, if our unused availability under the

2013 ABL Credit Facility is less than the amounts described above, we would be required to comply with a Minimum Fixed Charge Coverage Ratio of 1.15 to 1.00. Based on current forecasts, we do not expect our unused availability under the 2013 ABL Credit Facility to be less than the amounts described above and therefore do not expect the Minimum Fixed Charge Coverage Ratio to be applicable over the next twelve months. If the Minimum Fixed Charge Coverage Ratio were to become applicable, we would not expect to be in compliance over the next twelve months and would therefore be in default under our credit agreements.
The 2014 Term Credit Agreement and the 2013 ABL Credit Facility also includes customary representations and warranties and affirmative and negative covenants, including:

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
Cash Balances
As of December 31, 2015, we had cash and cash equivalents of $58.8 million. Our cash and cash equivalent balances held in the United States and foreign countries were $22.9 million and $35.9 million, respectively. In 2011, we discontinued our strategy of reinvesting non-U.S. earnings in foreign operations. Accordingly, we may repatriate foreign cash for corporate purposes without incurring additional tax expense.
Our working capital position for continuing operations decreased $24.2 million to $125.5 million at December 31, 2015 from $149.7 million at December 31, 2014, primarily attributable to a reduction in our accounts receivable year-over-year, partially offset by increased cash and decreased accounts payable. We continue to take the necessary measures to improve liquidity including an increased focus on cash collections, reducing our levels of capital spending, and Term Loan reduction.
At December 31, 2015, our days sales outstanding (“DSO”) was 60 days. Included in the DSO calculation are three customer receivables in the Oil & Gas segment of $4.5 million, net of a $1.4 million reserve and two customer receivables in the Canada segment of $0.6 million, net of a $1.3 million reserve. Although payment is reasonably assured on these receivables, timing of ultimate receipt of payments may extend past our normal collection cycle.
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

Cash flows provided by (used in) continuing operations by type of activity were as follows for years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Operating activities	$46,009	$(21,837)	$(11,829)
Investing activities	210,423	42,488	29,338
Financing activities	(177,266)	(2,678)	(44,435)
Effect of exchange rate changes	(3,437)	(1,057)	(1,564)
Net change in cash from all continuing activities	$75,729	$16,916	$(28,490)
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
Operating activities from continuing operations provided net cash of $46.0 million in 2015 as compared to $21.8 million used in 2014. The $67.8 million increase in operating cash flow is primarily a result of the following:

•	An increase in cash flow provided by accounts receivable of $80.9 million related to an increase in customer cash collections during the period;

•	An increase in cash flow provided by continuing operations of $14.7 million attributed primarily to a decrease in net loss from continuing operations, adjusted for any non-cash items; and

•
A decrease in cash flow used by accrued income taxes of $8.0 million related to a decrease in cash paid for income taxes in 2015 and decreased profitability on our Canada segment in 2015 compared to 2014.

This was partially offset by:

•
An increase in cash flow used by accounts payable of $14.5 million attributed primarily to an increase of cash payments to vendors during the period as we balance our receivable collections with our vendor payments;

•	A decrease in cash flow provided by contracts in progress of $12.4 million related to decreased billings on projects during the period; and

•	An increase in cash flow used by other assets and liabilities of $9.2 million primarily related to increased cash payments and decreased cash receipts during the period.
Operating activities from continuing operations used net cash of $21.8 million in 2014 as compared to $11.8 million used in 2013. The $10.0 million decrease in operating cash flow from 2013 is primarily a result of the following:

•	An decrease in cash flow from continuing operations of $34.5 million attributed primarily to an increased net loss from continuing operations during the year, adjusted for any non-cash items;

•	A decrease in cash flow from prepaid expenses and other current assets of $10.8 million attributed primarily to changes in the timing of prepaid policies which provided more cash in 2013;

•
A decrease in cash flow from accrued income taxes of $9.2 million attributed primarily to an increase in cash paid for income taxes in 2014 and decreased profitability in our Canada segment in 2014 compared to 2013; and

•	A decrease in cash flow from other assets and liabilities of $5.1 million attributed primarily to increase in cash payment for uncertain tax liabilities in 2014.

This was partially offset by:

•	An increase in cash flow from accounts receivable of $40.9 million attributed to an increase in customer cash collections during the year; and

•	An increase in cash flow from contracts in progress of $8.7 million attributed to increased billings on projects during the year.
Investing Activities
Investing activities from continuing operations provided net cash of $210.4 million in 2015 as compared to $42.5 million provided in 2014. The $167.9 million increase in investing cash flow is primarily the result of an increase of $188.4 million in cash proceeds received from the sale of subsidiaries in 2015 as compared to 2014, as well as a reduction in cash purchases of property, plant and equipment of $8.9 million and an increase in cash proceeds received from the sale of property, plant and equipment of $5.9 million. The overall increase in investing cash flow was partially offset by a $35.2 million deposit of restricted cash for collateralization of our outstanding letters of credit in accordance with the Fourth Amendment to our 2013 ABL Credit Facility.

Investing activities from continuing operations provided net cash of $42.5 million in 2014 as compared to $29.3 million provided in 2013. The $13.2 million increase in investing cash flow is primarily the result of an increase of $8.8 million increase in cash proceeds received from the sale of subsidiaries in 2014 as compared to 2013. The remainder of the increase in investing cash flow is primarily attributed to an increase in cash proceeds received from the sale of property, plant and equipment of $3.5 million.
Financing Activities
Financing activities from continuing operations used net cash of $177.3 million in 2015 as compared to $2.7 million used in 2014. The $174.6 million decrease in financing cash flow is primarily related to the fact that we did not issue a new Term Loan in 2015 as compared to $270.0 million in cash proceeds received in 2014 from our new Term Loan. The remaining decrease in financing cash flow is primarily related to a $24.6 million decrease in proceeds received from our revolver and notes payable. The overall decrease in financing cash flow was partially offset by a $74.7 million reduction in payments against our Term Loan in 2015 and a $44.1 million reduction in payments against our revolver and notes payable in 2015.

Financing activities from continuing operations used net cash of $2.7 million in 2014 as compared to $44.4 million used in 2013. The $41.7 million increase in financing cash flow is primarily a result of an $87.0 million decrease in payments against our revolver and notes payable, a $20.0 million increase in proceeds from our Term Loan in 2014 compared to our Term Loan in 2013 and a $4.1 million reduction in debt issuance costs during 2014 as compared to 2013. The increased financing cash flow was partially offset by a $59.6 million increase in payments against our Term Loan in 2014 and an $11.9 million decrease in proceeds from our revolver and notes payable and 2014.
Discontinued Operations
Discontinued operations used net cash of $40.2 million in 2015 as compared to cash used of $37.3 million in 2014. The $2.9 million decrease in discontinued operations cash flow is primarily due to the reduction of assets and liabilities year-over-year partially offset by our net gains on the sale of subsidiaries during 2015.
Discontinued operations used net cash of $37.3 million in 2014 as compared to cash provided of $17.7 million in 2013. The $55.0 million decrease in discontinued cash flow is primarily due to a reduction in income in year over year coupled with a $31.5 million increase in payments to WAPCo in 2014. The increase was partially offset by the 2014 receipt of $17.0 million in settlement proceeds from Central Maine Power Company.
Interest Rate Risk
We are subject to interest rate risk on our debt and investment of cash and cash equivalents arising in the normal course of business and have previously entered into hedging arrangements to fix or otherwise limit the interest costs of our variable interest rate borrowings. We do not engage in speculative trading strategies.

Termination of Interest Rate Swap Agreement
In August 2013, we entered into an interest rate swap agreement (the "Swap Agreement") for a notional amount of $124.1 million to hedge changes in the variable rate interest expense on $124.1 million of our existing or replacement LIBOR indexed debt. Under the Swap Agreement, which was effective June 30, 2014 through August 7, 2019, we received interest at either one-month LIBOR or 1.25 percent (whichever was greater) and paid interest at a fixed rate of 2.84 percent. The Swap Agreement was terminated in the third quarter of 2015 for $5.7 million, which was recorded in Other Comprehensive Income ("OCI") as fair value. In the fourth quarter of 2015, we made an early payment of $93.6 million against our 2014 Term Loan Facility and therefore reclassified approximately $1.2 million of the fair value of the Swap Agreement from OCI to interest expense. The remaining fair value of the Swap Agreement included in OCI will be reclassified to interest expense over the remaining life of the underlying debt.
The Swap Agreement was designated and qualified as a cash flow hedging instrument with the effective portion of the Swap Agreement's change in fair value recorded in OCI. The Swap Agreement was highly effective in offsetting changes in interest expense and no hedge ineffectiveness had been recorded in the Consolidated Statements of Operations.
The carrying amount and fair value of the Swap Agreement was equivalent since we accounted for this instrument at fair value. The values were derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models were observable in the market, and as such were generally classified as Level 2 in the fair value hierarchy. For validation purposes, the swap valuations are periodically compared to those produced by swap counterparties. Amounts in OCI relating to the Swap Agreement that were expected to be recognized in interest expense in the coming twelve months totaled $1.1 million.
Capital Requirements
Our financing objective is to maintain financial flexibility to meet the material, equipment and personnel needs to support our project and MSA commitments. Our primary source of capital is our cash on hand, proceeds from asset sales, cash flow from operations and borrowings under our ABL Credit Facility.
In 2015, capital expenditures by segment amounted to $0.6 million spent by Oil & Gas, $0.5 million spent by Canada, $0.5 million spent by Utility T&D, and $0.6 million spent by Corporate, for a total of $2.2 million. Our industry remains capital intensive and we expect the need for capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. As such, we are focused on the following capital requirements:

•	Providing working capital for projects in process and those scheduled to begin in 2016; and

•	Funding our 2016 capital budget of approximately $11.6 million.
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

Contractual Obligations
The following table (in thousands) details our future cash payments related to various contractual obligations as of December 31, 2015:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Term loan	$95,352	$2,700	$5,400	$87,252	$—
Capital lease obligations	480	480	—	—	—
Operating lease obligations	96,964	28,345	31,821	18,236	18,562
Unrecognized tax benefits	—	—	—	—	—
Total	$192,796	$31,525	$37,221	$105,488	$18,562
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
As of December 31, 2015, no liability has been recognized for letters of credit or surety bonds.
A summary of our off-balance sheet commercial commitments as of December 31, 2015 is as follows (in thousands):

	Expiration Per Period
	Total Commitment	Less than 1 year	1-2 Years	More Than 2 Years
Letters of credit:
U.S. – financial	$46,513	$46,513	$—	$—
Canada – financial	4,182	4,182	—	—
Total letters of credit	50,695	50,695	—	—
U.S. surety bonds – primarily performance	255,670	246,253	9,062	355
Total commercial commitments	$306,365	$296,948	$9,062	$355
Certain operational risks are analyzed and categorized by our risk management department and insured against through major international insurance brokers under a comprehensive insurance program. We maintain worldwide master commercial insurance policies written through highly-rated insurers in types and amounts typically carried by companies engaged in the project management and construction industry. These policies cover our property, plant, equipment and cargo against normally insurable risks. Other policies cover our workers and liabilities arising out of our operations. Primary and excess liability insurance limits are consistent with industry standards for the level of our operations and asset base. Risks of loss or damage to project works and materials are often insured on our behalf by our clients. On other projects, “builders all risk insurance” is purchased when deemed necessary. All insurance is purchased and maintained at the corporate level except for certain basic insurance that must be purchased locally to comply with insurance laws.

The insurance protection we maintain may not be sufficient or effective in all circumstances or against all hazards. An enforceable claim for which we are not fully insured could have a material adverse effect on our results of operations. In the future, our ability to maintain insurance, which may not be available or at rates we consider reasonable, may be affected by events over which we have no control, such as those that occurred on September 11, 2001.
In 2015, we were not constrained by our ability to bond new projects. If we have difficulty obtaining surety bonds, our ability to operate may be significantly restricted.
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
Valuation of Intangible Assets
Our intangible assets with finite lives include customer relationships and trade names. The value of customer relationships is estimated using the income approach, specifically the excess earnings method. The excess earnings method consists of discounting to present value the projected cash flows attributable to the customer relationships, with consideration given to customer contract renewals, the importance or lack thereof of existing customer relationships to our business plan, income taxes and required rates of return. The value of trade names is estimated using the relief-from-royalty method of the income approach. This approach is based on the assumption that in lieu of ownership, a company would be willing to pay a royalty in order to exploit the related benefits of this intangible asset.
We amortize intangible assets based upon the estimated consumption of the economic benefits of each intangible asset or on a straight-line basis if the pattern of economic benefits consumption cannot otherwise be reliably estimated. Intangible assets subject to amortization are reviewed for impairment and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For instance, a significant change in business climate or a loss of a significant customer, among other things, may trigger the need for an impairment test of intangible assets. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. During the year ended December 31, 2015, we determined the need for an impairment test of intangible assets associated with our field and union construction turnaround services in the Oil & Gas segment based on our decision to exit these particular markets. For additional information, see Note 5 - Intangible Assets in Item 8 of this Form 10-K.
Valuation of Long-Lived Assets
Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such asset is necessary. This evaluation, as well as an evaluation of our other intangible assets, requires us to make long-term forecasts of the future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for our services and future market conditions. Estimating future cash flows requires significant judgment, and our projections may vary from the cash flows eventually realized. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period. The effect of any impairment would be to expense the difference between the fair value (less selling costs) of such asset and its carrying value. Such expense would be reflected in earnings.
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
We are subject to interest rate risk on our debt and investment of cash and cash equivalents arising in the normal course of business and have entered into hedging arrangements to fix or otherwise limit the interest costs of our variable interest rate borrowings. We do not engage in speculative trading strategies.
Termination of Interest Rate Swap Agreement
In August 2013, we entered into an interest rate swap agreement (the "Swap Agreement") for a notional amount of $124.1 million to hedge changes in the variable rate interest expense on $124.1 million of our existing or replacement LIBOR indexed debt. Under the Swap Agreement, which was effective June 30, 2014 through August 7, 2019, we received interest at either one-month LIBOR or 1.25 percent (whichever was greater) and paid interest at a fixed rate of 2.84 percent. The Swap Agreement was terminated in the third quarter of 2015 for $5.7 million, which was recorded in Other Comprehensive Income ("OCI") as fair value. In the fourth quarter of 2015, we made an early payment of $93.6 million against our 2014 Term Loan Facility and therefore reclassified approximately $1.2 million of the fair value of the Swap Agreement from OCI to interest expense. The remaining fair value of the Swap Agreement included in OCI will be reclassified to interest expense over the remaining life of the underlying debt.
The Swap Agreement was designated and qualified as a cash flow hedging instrument with the effective portion of the Swap Agreement's change in fair value recorded in OCI. The Swap Agreement was highly effective in offsetting changes in interest expense and no hedge ineffectiveness had been recorded in the Consolidated Statements of Operations.
The carrying amount and fair value of the Swap Agreement was equivalent since we accounted for this instrument at fair value. The values were derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. For validation purposes, the swap valuations are periodically compared to those produced by swap counterparties. Amounts of OCI relating to the Swap Agreement expected to be recognized in interest expense in the coming twelve months totaled $1.1 million.
Foreign Currency Risk
We are exposed to market risk associated with changes in non-U.S. (primarily Canadian) currency exchange rates. To mitigate our risk, we may borrow Canadian dollars under our Canadian Facility to settle U.S. dollar account balances.
We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expense in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expense in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at December 31, 2015 and 2014.
Other
The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities shown in the Consolidated Balance Sheets approximate fair value at December 31, 2015 due to the generally short maturities of these items. At December 31, 2015, we invested primarily in short-term dollar denominated bank deposits. We have the ability and expect to hold our investments to maturity.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Willbros Group, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Willbros Group, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 9, 2016

WILLBROS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$58,832	$22,565
Accounts receivable, net	149,753	266,561
Contract cost and recognized income not yet billed	20,451	30,662
Prepaid expenses and other assets	19,610	19,268
Parts and supplies inventories	1,383	1,078
Deferred income taxes	3,129	6,621
Assets held for sale	3,774	—
Assets associated with discontinued operations	1,247	144,841
Total current assets	258,179	491,596
Property, plant and equipment, net	50,352	85,649
Intangible assets, net	86,862	97,270
Restricted cash	35,212	—
Deferred income taxes	704	710
Other long-term assets	14,299	16,982
Total assets	$445,608	$692,207
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$107,709	$169,195
Contract billings in excess of cost and recognized income	9,892	14,547
Current portion of capital lease obligations	469	917
Notes payable and current portion of other long-term debt	2,700	2,700
Accrued income taxes	3,108	2,430
Other current liabilities	7,583	7,279
Current liabilities associated with discontinued operations	4,027	67,876
Total current liabilities	135,488	264,944
Long-term debt	92,652	267,300
Capital lease obligations	—	467
Long-term liabilities for unrecognized tax benefits	—	117
Deferred income taxes	3,129	6,894
Other long-term liabilities	35,516	38,660
Long-term liabilities associated with discontinued operations	1,423	—
Total liabilities	268,208	578,382
Contingencies and commitments (Note 13)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 105,000,000 shares authorized and 63,918,220 shares issued at December 31, 2015 (52,094,931 at December 31, 2014)	3,188	2,597
Capital in excess of par value	745,214	703,728
Accumulated deficit	(550,262)	(581,745)
Treasury stock at cost, 1,828,586 shares at December 31, 2015 (1,430,690 at December 31, 2014)	(14,731)	(13,832)
Accumulated other comprehensive income (loss)	(6,009)	2,788
Total Willbros Group, Inc. stockholders’ equity	177,400	113,536
Noncontrolling interest	—	289
Total stockholders’ equity	177,400	113,825
Total liabilities and stockholders’ equity	$445,608	$692,207
See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Contract revenue	$908,994	$1,594,370	$1,495,125
Operating expenses:
Contract costs	868,240	1,497,618	1,360,014
Amortization of intangibles	9,874	9,885	9,907
General and administrative	77,335	108,622	122,368
Gain on sale of subsidiary	(12,826)	—	—
Other charges	18,469	6,692	—
	961,092	1,622,817	1,492,289
Operating income (loss)	(52,098)	(28,447)	2,836
Non-operating expenses:
Interest expense, net	(27,203)	(30,359)	(31,220)
Debt covenant suspension and extinguishment charges	(39,178)	(15,176)	(11,573)
Other, net	(101)	(397)	(733)
	(66,482)	(45,932)	(43,526)
Loss from continuing operations before income taxes	(118,580)	(74,379)	(40,690)
Provision (benefit) for income taxes	(54,031)	229	(3,992)
Loss from continuing operations	(64,549)	(74,608)	(36,698)
Income (loss) from discontinued operations, net of provision for income taxes	96,032	(5,219)	20,831
Net income (loss)	$31,483	$(79,827)	$(15,867)
Basic income (loss) per share attributable to Company shareholders:
Loss from continuing operations	$(1.12)	$(1.51)	$(0.76)
Income (loss) from discontinued operations	1.66	(0.11)	0.44
Net income (loss)	$0.54	$(1.62)	$(0.32)
Diluted income (loss) per share attributable to Company shareholders:
Loss from continuing operations	$(1.12)	$(1.51)	$(0.76)
Income (loss) from discontinued operations	1.66	(0.11)	0.44
Net income (loss)	$0.54	$(1.62)	$(0.32)
Weighted average number of common shares outstanding:
Basic	57,759,988	49,310,044	48,560,167
Diluted	57,759,988	49,310,044	48,560,167
See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$31,483	$(79,827)	$(15,867)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(8,828)	(4,417)	(3,665)
Changes in derivative financial instruments	31	(1,602)	(1,032)
Total other comprehensive loss, net of tax	(8,797)	(6,019)	(4,697)
Total comprehensive income (loss)	$22,686	$(85,846)	$(20,564)
See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Accumu- lated Deficit	Treasury Stock	Accumu- lated Other Compre- hensive Income (Loss)	Total Stock- holders’ Equity Willbros Group, Inc.	Non-controlling Interest	Total Stock- holders’ Equity
	Shares	Par Value

Balance as of December 31, 2012	50,084,890	$2,504	$687,101	$(486,051)	$(11,394)	$13,504	$205,664	$669	$206,333
Net loss	—	—	—	(15,867)	—	—	(15,867)	—	(15,867)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(3,665)	(3,665)	—	(3,665)
Derivatives, net of tax	—	—	—	—	—	(1,032)	(1,032)	—	(1,032)
Sale of noncontrolling interest	—	—	(2,720)	—	—	—	(2,720)	(380)	(3,100)
Amortization of stock-based compensation	—	—	6,781	—	—	—	6,781	—	6,781
Stock issued under share-based compensation plans	845,413	39	(39)	—	—	—	—	—	—
Additions to treasury stock, vesting and forfeitures of restricted stock	—	—	—	—	(676)	—	(676)	—	(676)
Balance as of December 31, 2013	50,930,303	$2,543	$691,123	$(501,918)	$(12,070)	$8,807	$188,485	$289	$188,774
Net loss	—	—	—	(79,827)	—	—	(79,827)	—	(79,827)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(4,417)	(4,417)	—	(4,417)
Derivatives, net of tax	—	—	—	—	—	(1,602)	(1,602)	—	(1,602)
Amortization of stock-based compensation	—	—	12,659	—	—	—	12,659	—	12,659
Stock issued under share-based compensation plans	1,164,628	54	(54)	—	—	—	—	—	—
Additions to treasury stock, vesting and forfeitures of restricted stock	—	—	—	—	(1,762)	—	(1,762)	—	(1,762)
Balance as of December 31, 2014	52,094,931	$2,597	$703,728	$(581,745)	$(13,832)	$2,788	$113,536	$289	$113,825
Net income	—	—	—	31,483	—	—	31,483	—	31,483
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(8,828)	(8,828)	—	(8,828)
Derivatives, net of tax	—	—	—	—	—	31	31	—	31
Sale of noncontrolling interest	—	—	—	—	—	—	—	(289)	(289)
Cost of debt covenant suspension	10,125,410	506	33,009	—	—	—	33,515	—	33,515
Amortization of stock-based compensation	—	—	8,562	—	—	—	8,562	—	8,562
Stock issued under share-based compensation plans	1,697,879	85	(85)	—	—	—	—	—	—
Additions to treasury stock, vesting and forfeitures of restricted stock	—	—	—	—	(899)	—	(899)	—	(899)
Balance as of December 31, 2015	63,918,220	$3,188	$745,214	$(550,262)	$(14,731)	$(6,009)	$177,400	$—	$177,400
See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$31,483	$(79,827)	$(15,867)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	(96,032)	5,219	(20,831)
Depreciation and amortization	27,200	31,873	34,436
Long-lived asset impairment charges	3,791	—	—
Stock-based compensation	6,605	12,475	6,382
Debt covenant suspension and extinguishment charges	39,178	15,176	11,573
Provision (benefit) for deferred income taxes	(413)	829	447
Amortization of debt issue costs	573	846	4,093
Non-cash interest expense	—	1,199	2,237
Gain on disposal of property and equipment	(2,102)	(5,177)	(3,178)
Gain on sale of subsidiary	(12,826)	—	—
Provision for bad debt	2,945	3,096	1,047
Other non-cash	—	—	(111)
Changes in operating assets and liabilities:
Accounts receivable, net	104,620	23,720	(17,202)
Contract cost and recognized income not yet billed	9,672	16,370	28,685
Prepaid expenses and other assets	(433)	(699)	10,140
Accounts payable and accrued liabilities	(56,894)	(42,444)	(42,512)
Accrued income taxes	715	(7,265)	1,918
Contract billings in excess of cost and recognized income	(4,611)	1,070	(19,897)
Other assets and liabilities, net	(7,462)	1,702	6,811
Cash provided by (used in) operating activities of continuing operations	46,009	(21,837)	(11,829)
Cash provided by (used in) operating activities of discontinued operations	(50,204)	(38,269)	14,298
Cash provided by (used in) operating activities	(4,195)	(60,106)	2,469
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	12,228	6,372	2,921
Proceeds from sale of subsidiaries	236,112	47,700	38,900
Purchases of property, plant and equipment	(2,705)	(11,584)	(12,483)
Deposit of restricted cash	(35,212)	—	—
Cash provided by investing activities of continuing operations	210,423	42,488	29,338
Cash used in investing activities of discontinued operations	(590)	(3,258)	(3,383)
Cash provided by investing activities	209,833	39,230	25,955
Cash flows from financing activities:
Proceeds from term loan issuance	—	270,000	250,000
Proceeds from revolver and notes payable	30,439	55,000	66,867
Payments on capital leases	(915)	(846)	(1,011)
Payments of revolver and notes payable	(30,439)	(74,518)	(161,484)
Payments on term loan facility	(174,648)	(249,375)	(189,796)
Payments to reacquire common stock	(899)	(1,762)	(676)
Payments to noncontrolling interest owners	—	—	(3,100)
Cost of debt issuance	(804)	(1,177)	(5,235)
Cash used in financing activities of continuing operations	(177,266)	(2,678)	(44,435)
Cash provided by financing activities of discontinued operations	10,624	4,274	6,805
Cash provided by (used in) financing activities	(166,642)	1,596	(37,630)
Effect of exchange rate changes on cash and cash equivalents	(3,437)	(1,057)	(1,564)
Cash provided by (used in) all activities	35,559	(20,337)	(10,770)
Cash and cash equivalents of continuing operations at beginning of period	22,565	42,096	48,154

	Year Ended December 31,
	2015	2014	2013
Cash and cash equivalents of discontinued operations at beginning of period	708	1,514	6,226
Cash and cash equivalents at beginning of period	23,273	43,610	54,380
Cash and cash equivalents at end of period	58,832	23,273	43,610
Less: cash and cash equivalents of discontinued operations at end of period	—	(708)	(1,514)
Cash and cash equivalents of continuing operations at end of period	$58,832	$22,565	$42,096
Supplemental disclosures of cash flow information:
Cash paid for interest (including discontinued operations)	$28,198	$26,848	$26,856
Cash paid for income taxes (including discontinued operations)	$3,495	$18,741	$13,327
Supplemental non-cash investing and financing transactions:
Prepaid insurance obtained by note payable	$—	$—	$1,182
Capital expenditure included in accounts payable and accrued liabilities	$163	$685	$815
See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Company – Willbros Group, Inc., a Delaware corporation, and its subsidiaries (the “Company,” “Willbros” or “WGI”), is a specialty energy infrastructure contractor serving the oil and gas and power industries with offerings that primarily include construction, maintenance and facilities development services. The Company’s principal markets for continuing operations are the United States and Canada. The Company obtains its work through competitive bidding and through negotiations with prospective clients. Contract values range from several thousand dollars to several hundred million dollars and contract durations range from a few weeks to more than two years.
The Company has three operating segments: Oil & Gas, Utility T&D and Canada. The Company's segments are comprised of strategic businesses that are defined by the industries or geographic regions they serve. Each is managed as an operation with well established strategic directions and performance requirements.
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
Discontinued Operations – On November 30, 2015, the Company sold the balance of its Professional Services segment to TRC Companies ("TRC") for $130.0 million in cash, subject to working capital and other adjustments. As such, the Professional Services segment, including the Company's previously sold subsidiaries in 2015 of Willbros Engineers, LLC and Willbros Heater Services, LLC (collectively "Downstream Professional Services"), Premier Utility Services, LLC ("Premier") and UtilX Corporation ("UtilX"), are presented as discontinued operations in the Company's consolidated financial statements. These subsidiaries, coupled with assets comprising the Company's CTS business that was sold in 2014 ("CTS") and assets comprising the Company's Hawkeye business that was sold in 2013 ("Hawkeye"), are referred to as the “Discontinued Operations”. Net assets and net liabilities related to the Discontinued Operations are included in the line item “Assets associated with discontinued operations” and “Liabilities associated with discontinued operations” on the Consolidated Balance Sheets for all periods presented. The results of the Discontinued Operations are included in the line item “Income (loss) from discontinued operations, net of provision for income taxes” on the Consolidated Statements of Operations for all periods presented. For additional information, see Note 16 – Discontinued Operations.
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
Reclassifications — Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. These reclassifications relate to the presentation of the 2015 sale of the Company's Professional Services segment including the Downstream Professional Services, Premier and UtilX subsidiaries as discontinued operations. For additional information, see Note 16 – Discontinued Operations.
Commitments and Contingencies – Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when management assesses that it is probable that a liability has been incurred and the amount can be reasonably estimated. Recoveries of costs from third parties, which management assesses as being probable of

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies (continued)

realization, are recorded as “Other long-term assets” in the Consolidated Balance Sheets. Legal costs incurred in connection with matters relating to contingencies are expensed in the period incurred. See Note 13 – Contingencies, Commitments and Other Circumstances for additional information.
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
Inventories – Inventories, consisting primarily of parts and supplies, are stated at the lower of actual cost or market. Parts and supplies are evaluated at least annually and adjusted for excess and obsolescence. No excess or obsolescence allowances existed at December 31, 2015 or 2014.
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
Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such asset is necessary. This requires the Company to make long-term forecasts of the future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for the Company’s services and future market conditions. Estimating future cash flows requires significant judgment, and the Company’s projections may vary from the cash flows eventually realized. Future events and unanticipated changes to assumptions could require an impairment charge in a future period. The effect of any impairment would be to expense the difference between the fair value (less selling costs) of such asset and its carrying value. Such expense would be reflected in earnings.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies (continued)

Intangible Assets – The Company’s intangible assets with finite lives include customer relationships and trade names. The value of customer relationships is estimated using the income approach, specifically the excess earnings method. The excess earnings method consists of discounting to present value the projected cash flows attributable to the customer relationships, with consideration given to customer contract renewals, the importance or lack thereof of existing customer relationships to the Company’s business plan, income taxes and required rates of return. The value of trade names is estimated using the relief-from-royalty method of the income approach. This approach is based on the assumption that in lieu of ownership, a company would be willing to pay a royalty in order to exploit the related benefits of this intangible asset.
The Company amortizes intangible assets based upon the estimated consumption of the economic benefits of each intangible asset or on a straight-line basis if the pattern of economic benefits consumption cannot otherwise be reliably estimated. Intangible assets subject to amortization are reviewed for impairment and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For instance, a significant change in business climate or a loss of a significant customer, among other things, may trigger the need for an impairment test of intangible assets. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.
During the year ended December 31, 2015, the Company determined the need for an impairment test of intangible assets associated with its field and union construction turnaround services in the Oil & Gas segment based on the Company's decision to exit these particular markets. See Note 5 – Intangible Assets for additional information.
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
Losses are accrued based upon the Company’s estimates of the ultimate liability for claims incurred (including an estimate of claims incurred but not reported), with assistance from third-party actuaries. For these claims, to the extent the Company has insurance coverage above the deductible amounts, a receivable is recorded and reflected in “Other long-term assets” in the Consolidated Balance Sheets. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of the Company’s liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends.
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
Stock-Based Compensation – Compensation cost resulting from all share-based payment transactions is recognized in the financial statements measured based on the grant-date fair value of the instrument issued and is recognized over the vesting period. The Company uses the Black-Scholes valuation method to determine the fair value of stock options granted as of the grant date. Share-based compensation related to restricted stock and restricted stock units or rights, also described collectively as restricted stock units, is recorded based on the Company’s stock price as of the grant date. Awards granted are expensed ratably over the vesting period of the award. .
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
Concentration of Credit Risk – The Company has a concentration of customers in the oil and gas and power industries which expose the Company to a concentration of credit risk within a single industry. The Company seeks to obtain advance and progress payments for contract work performed on major contracts. Receivables are generally not collateralized. An allowance for doubtful accounts of $4.5 million and $2.7 million is included within “Accounts receivable, net” on the Consolidated Balance Sheets for the years ended December 31, 2015 and December 31, 2014, respectively.
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
Derivative Financial Instruments – The Company may use derivative financial instruments such as forward contracts, options or other common hedging techniques to mitigate non-U.S. currency exchange risk when the Company is unable to

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies (continued)

match non-U.S. currency revenue with expense in the same currency. The Company has no forward contracts or options at December 31, 2015 and December 31, 2014.
The Company is subject to interest rate risk on its debt and investment of cash and cash equivalents arising in the normal course of business and has previously entered into hedging arrangements to fix or otherwise limit the interest cost of the variable interest rate borrowings. The Company does not engage in speculative trading strategies.
Cash Equivalents – The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
Short-term Investments – The Company may invest a portion of its cash in short-term time deposits, some of which may have early withdrawal penalties. All such deposits have maturity dates that exceed three months. There were no short-term investments outstanding as of December 31, 2015 and 2014.
Recent Accounting Pronouncements – In February 2016, the FASB issued an update that requires companies that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those assets. The standard is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted for financial statements of fiscal years or interim periods that have not been previously issued. The Company is assessing the impact of the standard on its consolidated financial statements.
In November 2015, the FASB issued a standard that simplifies the presentation of deferred income tax assets and liabilities with the requirement that deferred income tax assets and liabilities be presented in the balance sheet as noncurrent amounts. The standard is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2016. The Company does not believe the standard will have a material effect on its consolidated financial statements.
In April 2015, the FASB issued a standard that simplifies the presentation of debt issuance costs with the requirement that debt issuance costs related to a debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. The Company does not believe the standard will have a material effect on its consolidated financial statements.
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

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Accounts Receivable

Accounts receivable, net as of December 31, 2015 and 2014 is comprised of the following (in thousands):

	December 31,
	2015	2014
Trade	$87,744	$150,911
Unbilled revenue	23,358	72,134
Contract retention	25,330	43,238
Other receivables	17,803	3,001
Total accounts receivable	154,235	269,284
Less: allowance for doubtful accounts	(4,482)	(2,723)
Total accounts receivable, net	$149,753	$266,561
The Company expects all accounts receivable to be collected within one year. The provision for bad debt included in operating expenses in the Consolidated Statements of Operations was $2.9 million, $3.1 million and $1.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Contract cost and recognized income not yet billed and related amounts billed as of December 31, 2015 and 2014 were as follows (in thousands):

	December 31,
	2015	2014
Cost incurred on contracts in progress	$567,144	$870,685
Recognized income	50,812	68,459
	617,956	939,144
Progress billings and advance payments	(607,397)	(923,029)
	$10,559	$16,115
Contract cost and recognized income not yet billed	$20,451	$30,662
Contract billings in excess of cost and recognized income	(9,892)	(14,547)
	$10,559	$16,115
Contract cost and recognized income not yet billed includes $0.8 million and $2.6 million at December 31, 2015 and 2014, respectively, on completed contracts.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Property, Plant and Equipment

Property, plant and equipment, which are used to secure debt or are subject to lien, at cost, as of December 31, 2015 and 2014 were as follows (in thousands):

	December 31,
	2015	2014
Construction equipment	$61,924	$86,174
Furniture and equipment	31,921	38,477
Land and buildings	1,725	8,664
Transportation equipment	75,395	98,185
Leasehold improvements	6,725	9,354
Marine equipment	82	82
Total property, plant and equipment	177,772	240,936
Less: accumulated depreciation	(127,420)	(155,287)
Total property, plant and equipment, net	$50,352	$85,649
Amounts above include $1.2 million and $1.9 million of construction in progress as of December 31, 2015 and 2014, respectively. Depreciation expense included in operating expenses for the years ended December 31, 2015, 2014 and 2013 was $17.3 million, $22.0 million and $24.5 million, respectively.
Assets Held for Sale
During the year ended December 31, 2015, the Company recorded impairment charges of approximately $3.3 million related to property, plant and equipment in the Oil & Gas and Utility T&D segments, which were classified as held for sale at December 31, 2015. The held for sale property, plant and equipment in the Oil & Gas segment relates to the segment's fabrication services which was actively marketed for sale at December 31, 2015 and subsequently sold in the first quarter of 2016. The held for sale property, plant and equipment in the Utility T&D segment was also being actively marketed to outside parties and auction groups at December 31, 2015. The total impairment charges, which were recorded to measure the equipment at the lower of its carrying value or fair value less costs to sell, are included in operating expenses in the Company's Consolidated Statement of Operations for the year ended December 31, 2015.
5. Intangible Assets
The Company’s intangible assets as of December 31, 2015 and 2014 were as follows (in thousands):

	December 31, 2015
	Customer Relationships	Trademark/ Tradename	Total
Balance as of December 31, 2014	$91,382	$5,888	$97,270
Amortization	(8,804)	(1,070)	(9,874)
Impairment	$(534)	$—	$(534)
Balance as of December 31, 2015	$82,044	$4,818	$86,862
Weighted average remaining amortization period	9.4 years	4.5 years

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Intangible Assets (continued)

	December 31, 2014
	Customer Relationships	Trademark/ Tradename	Total
Balance as of December 31, 2013	$100,198	$6,957	$107,155
Amortization	(8,816)	(1,069)	(9,885)
Balance as of December 31, 2014	$91,382	$5,888	$97,270
Weighted average remaining amortization period	10.4 years	5.5 years
During the year ended December 31, 2015, the Company determined the need for an impairment test of intangible assets associated with its field and union construction turnaround services in the Oil & Gas segment based on the Company's decision to exit these particular markets. As a result of this test, the Company recorded an impairment charge of approximately $0.3 million associated with these intangible assets. In addition, the Company recorded an impairment charge of approximately $0.2 million related to intangible assets associated with its fabrication services in the Oil & Gas segment, which is classified as held for sale at December 31, 2015. These impairment charges are included in operating expenses in the Company's Consolidated Statement of Operations for the year ended December 31, 2015.
Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 15 years.
Amortization expense for each of the years ended December 31, 2015, 2014 and 2013 was $9.9 million.
Estimated amortization expense for each of the subsequent five years and thereafter is as follows (in thousands):

Fiscal year:
2016	$9,754
2017	9,754
2018	9,754
2019	9,754
2020	9,135
Thereafter	38,711

Total amortization	$86,862

6. Accounts Payable
Accounts payable and accrued liabilities as of December 31, 2015 and 2014 were as follows (in thousands):

	December 31,
	2015	2014
Trade accounts payable	$48,501	$71,282
Payroll liabilities	14,914	28,802
Accrued contract costs	17,571	30,007
Self-insurance accrual	12,128	15,915
Other accrued liabilities	14,595	23,189
Total accounts payable and accrued liabilities	$107,709	$169,195

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Long-term Debt

Long-term debt as of December 31, 2015 and 2014 was as follows (in thousands):

	December 31, 2015	December 31, 2014
2014 Term Loan Facility, net of unamortized discount of $0 and $8,306	$95,352	$270,000
Revolver borrowings	—	—
Capital lease obligations	469	1,384
Total debt	95,821	271,384
Less: current portion	(3,169)	(3,617)
Long-term debt, net	$92,652	$267,767
2014 Term Loan Facility
On December 15, 2014, the Company entered into a credit agreement (the “2014 Term Credit Agreement”) among the Company, certain of its subsidiaries, as guarantors, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and KKR Credit Advisors (US) LLC, as sole lead arranger and sole bookrunner. Cortland Capital Market Services LLC serves as administrative agent under the 2014 Term Credit Agreement.
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
The term loans are repayable in equal quarterly installments in an aggregate amount equal to 0.25 percent of the original amount of the 2014 Term Loan Facility. The balances of the term loans are repayable on December 15, 2019. The Company is permitted to make optional prepayments at any time, subject to a variable prepayment fee if the prepayment is made prior to December 15, 2018 and in certain conditions, subject to approval of the lenders. Mandatory prepayments of term loans are required from (i) 100 percent of the proceeds of the sale of assets constituting the 2014 Term Loan Priority Collateral, subject to reinvestment provisions and certain exceptions and thresholds, (ii) 100 percent of the net cash proceeds from issuances of debt by the Company and its subsidiaries, other than permitted indebtedness and (iii) 75 percent (with step-downs to 50 percent and 0 percent based on a leverage ratio) of annual “excess cash flow,” provided that any voluntary prepayments of term loans will be credited against excess cash flow obligations. The first $125.0 million of mandatory prepayments of term loans using proceeds from the sale of assets are subject to a prepayment fee of 2 percent. Mandatory prepayments of excess cash flow are payable within five business days after annual financial statements are delivered to the administrative agent beginning with the fiscal year ended December 31, 2015.
The term loans bear interest at the “Adjusted Base Rate” plus an applicable margin of 8.75 percent, or the “Eurodollar Rate” plus an applicable margin of 9.75 percent. The interest rate in effect at December 31, 2015 and 2014 was 11 percent, comprised of an applicable margin of 9.75 percent for Eurodollar rate loans plus a LIBOR floor of 1.25 percent.
During the year ended December 31, 2015, the Company made early payments of $171.9 million against its 2014 Term Loan Facility. As a result of these early payments, the Company recorded debt extinguishment charges of $4.0 million, which consisted of prepayment fees of 2 percent and the write-off of debt issuance costs.
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
On September 28, 2015, the Company amended the 2013 ABL Credit Facility pursuant to a Fourth Amendment (the "Fourth Amendment"). The Fourth Amendment permits certain additional dispositions of assets by the Company and its subsidiaries, reduces the total amount of commitments under the 2013 ABL Credit Facility from $150.0 million to $100.0 million, including $80.0 million for the U.S. Facility and $20.0 million for the Canadian Facility, and provides for an amended sublimit of $80.0 million for letters of credit. As a result of the reduction of commitments under the 2013 ABL Credit Facility, the Company wrote off approximately $0.9 million in debt issuance costs during the year ended December 31, 2015.
In addition, the Fourth Amendment modified the Company's borrowing base calculation such that advances under the U.S. and Canadian Facilities are limited to a borrowing base consisting of the sum of the following, less applicable reserves:
•85 percent of the value of "eligible accounts";
•the lesser of (i) 75 percent of the value of "eligible unbilled accounts" and (ii) $33.0 million minus the amount of eligible unbilled accounts then included in the borrowing base; and
•"eligible pledged cash".
The Fourth Amendment also requires the Company, as part of its borrowing base calculation, to include a minimum of $25.0 million of the net proceeds of the sale of Bemis, LLC ("Bemis") and the balance of the Professional Services segment as eligible pledged cash. At December 31, 2015, the Company has included $35.2 million as eligible pledged cash (collateralized for a portion of its letters of credit) in its borrowing base calculation and classified as "Restricted cash" on the Consolidated Balance Sheet.
The aggregate amount of the borrowing base that is attributable to eligible accounts and eligible unbilled accounts constituting certain progress or milestone billings, retainage and other performance-based benchmarks may not exceed $23.0 million.
Advances in U.S. dollars bear interest at a rate equal to LIBOR or the U.S. or Canadian base rate plus an additional margin. Advances in Canadian dollars bear interest at the Bankers Acceptance ("BA") Equivalent Rate or the Canadian prime rate plus an additional margin.
The interest rate margins will be adjusted each quarter based on the Company’s fixed charge coverage ratio as of the end of the previous quarter as follows:

Fixed Charge Coverage Ratio	U.S. Base Rate, Canadian Base Rate and Canadian Prime Rate Loans	LIBOR Loans, BA Rate Loans and Letter of Credit Fees
>1.25 to 1	1.25%	2.25%
≤1.25 to 1 and >1.15 to 1	1.50%	2.50%
≤1.15 to 1	1.75%	2.75%
The borrowers will also pay an unused line fee on each of the U.S. and Canadian Facilities equal to 50 basis points when usage under the applicable facility during the preceding calendar month is less than 50 percent of the commitments or 37.5 basis points when usage under the applicable facility equals or exceeds 50 percent of the commitments for such period. With

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Long-term Debt (continued)

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
On March 31, 2015, (the "First Amendment Closing Date"), the Company amended the 2014 Term Credit Agreement pursuant to a First Amendment (the "First Amendment"). The First Amendment, among other things, suspended the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the period from December 31, 2014 through March 31, 2016 (the "First Amendment Covenant Suspension Period") and provided that any failure by the Company to comply with the Maximum Total Leverage Ratio or Minimum Interest Coverage Ratio during the First Amendment Covenant Suspension Period shall not be deemed to result in a default or event of default.
In consideration of the suspension of the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the First Amendment Covenant Suspension Period, the Company issued 10.1 million shares, which was equivalent to 19.9 percent of the outstanding shares of common stock immediately prior to the First Amendment Closing Date, to KKR Lending Partners II L.P. and other entities indirectly advised by KKR Credit Advisers (US) LLC. In connection with this transaction, the Company recorded debt covenant suspension charges of approximately $33.5 million which represented the fair value of the 10.1 million outstanding shares of common stock issued, multiplied by the closing stock price on the First Amendment Closing Date. In addition, the Company recorded debt extinguishment charges of approximately $0.8 million related to the write-off of debt issuance costs associated with the Company's 2014 Term Credit Agreement.
On September 28, 2015, the Company further amended the 2014 Term Credit Agreement, pursuant to a Second Amendment (the "Second Amendment"). The Second Amendment permits discrete asset sales by the Company and its subsidiaries, including the sale of the Company's Professional Services segment, which was finalized on November 30, 2015. For additional information, see Note 1 - Summary of Significant Accounting Policies.
In addition, the Second Amendment permits the Company to retain up to $43.0 million of the net proceeds of the sale of the Professional Services segment, as well as the sale of Bemis, for working capital purposes.
The Company is also required to pay a repayment fee on the maturity date of the 2014 Term Loan Facility equal to 5.0 percent of the aggregate principal amount outstanding on the maturity date. The repayment fee was contingent upon the sale of the Company's Professional Services segment on or before December 31, 2015 and considered to be a contingent interest feature that met the definition of a derivative. However, the repayment fee was considered clearly and closely related to the 2014 Term Loan Facility and did not require bifurcation as it relates to the credit risk of the Company. As a result, the Company recorded an increase in debt and related discount of $0.1 million for the repayment fee on November 30, 2015 (the date of the sale of the Professional Services segment), which will be amortized using the effective interest method from that date through the maturity date.
On March 1, 2016, the Company further amended the 2014 Term Credit Agreement, pursuant to a Third Amendment (the "Third Amendment"). The Third Amendment, among other things, extends the First Amendment Covenant Suspension Period

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Long-term Debt (continued)

for an additional quarterly calculation period ending June 30, 2016 (the "Third Amendment Covenant Suspension Period") so that any failure by the Company to comply with the Maximum Total Leverage Ratio and the Minimum Interest Coverage Ratio during the Third Amendment Covenant Suspension Period will not be deemed to result in a default or event of default under the 2014 Term Credit Agreement. In addition, under the Third Amendment, the Maximum Total Leverage Ratio decreases to 4.50 to 1.00 as of September 30, 2016 and December 31, 2016, 3.25 to 1.00 as of March 31, 2017 and 3.00 to 1.00 as of June 30, 2017 and thereafter. The Minimum Interest Coverage Ratio increases to 1.75 to 1.00 as of September 30, 2016 and December 31, 2016, 2.50 to 1.00 as of March 31, 2017 and 2.75 to 1.00 as of June 30, 2017 and thereafter. The Third Amendment further provides that, solely for the four quarter fiscal period ending September 30, 2016, Consolidated EBITDA shall be equal to the sum of Consolidated EBITDA for the fiscal quarters ending June 30, 2016 and September 30, 2016, multiplied by two. In consideration for the Third Amendment, the Company paid an amendment fee of approximately $2.3 million in the first quarter of 2016.
The Company's primary sources of capital are its cash on hand, anticipated cash flow from operations, proceeds from asset sales and borrowings under the 2013 ABL Credit Facility. Based on current forecasts, through a combination of these sources, the Company expects to have sufficient liquidity and capital resources to meet its obligations for at least the next twelve months. However, the Company can make no assurance regarding its ability to achieve its forecasts.
As of December 31, 2015, the Company did not have any outstanding revolver borrowings and its unused availability was $47.0 million on a borrowing base of $62.5 million and outstanding letters of credit of $50.7 million, of which $35.2 million was cash collateralized. Pursuant to the Fourth Amendment, if the Company’s unused availability under the 2013 ABL Credit Facility is less than the greater of (i) 15 percent of the revolving commitments or $15.0 million for five consecutive days, or (ii) 12.5 percent of the revolving commitments or $12.5 million at any time, or upon the occurrence of certain events of default under the 2013 ABL Credit Facility, the Company is subject to increased reporting requirements, the administrative agent shall have exclusive control over any deposit account, the Company will not have any right of access to, or withdrawal from, any deposit account, or any right to direct the disposition of funds in any deposit account, and amounts in any deposit account will be applied to reduce the outstanding amounts under the 2013 ABL Credit Facility. In addition, if the Company's unused availability under the 2013 ABL Credit Facility is less than the amounts described above, the Company would be required to comply with a Minimum Fixed Charge Coverage Ratio of 1.15 to 1.00. Based on its current forecasts, the Company does not expect its unused availability under the 2013 ABL Credit Facility to be less than the amounts described above and therefore does not expect the Minimum Fixed Charge Coverage Ratio to be applicable over the next twelve months. If the Minimum Fixed Charge Coverage Ratio were to become applicable, the Company would not expect to be in compliance over the next twelve months and would therefore be in default under its credit agreements.
The 2014 Term Credit Agreement and the 2013 ABL Credit Facility also includes customary representations and warranties and affirmative and negative covenants, including:

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

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Long-term Debt (continued)

Fair Value of Debt
The estimated fair value of the Company’s debt instruments as of December 31, 2015 and December 31, 2014 was as follows (in thousands):

	December 31, 2015	December 31, 2014
2014 Term Loan Facility	$98,044	$270,000
Revolver borrowings	—	—
Capital lease obligations	469	1,384
Total fair value of debt instruments	$98,513	$271,384
The 2014 Term Loan Facility, revolver borrowings under the 2013 ABL Credit Facility and capital lease obligations are classified within Level 2 of the fair value hierarchy. The fair value of the 2014 Term Loan Facility has been estimated using discounted cash flow analyses based on the Company’s incremental borrowing rate for similar borrowing arrangements. A significant increase or decrease in the inputs could result in a directionally opposite change in the fair value of the 2014 Term Loan Facility.
Capital Leases
The Company has entered into multiple capital lease agreements to acquire various construction and transportation equipment which have a weighted average of interest paid of 8.54 percent. Assets held under capital leases at December 31, 2015 and 2014 are summarized below (in thousands):

	December 31,
	2015	2014
Transportation equipment	$4,194	$4,194
Total assets held under capital lease	4,194	4,194
Less: accumulated depreciation	(1,388)	(1,079)
Net assets under capital lease	$2,806	$3,115

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Long-term Debt (continued)

The following are the minimum lease payments for assets financed under capital lease arrangements as of December 31, 2015 and for each of the next five years and thereafter (in thousands):

Fiscal year:
2016	$480
2017	—
2018	—
2019	—
2020	—
Thereafter	—
Total minimum lease payments under capital lease obligations	480
Less: future interest expense	(11)
Net minimum lease payments under capital leases obligations	469
Less: current portion of net minimum lease payments	(469)
Long-term net minimum lease payments	$—
Maturities
The principal amounts due under the Company’s remaining debt obligations as of December 31, 2015 is as follows (in thousands):

Fiscal year:
2016	$2,700
2017	2,700
2018	2,700
2019	87,252
$95,352

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Retirement Plans and Benefits

Multiemployer Plans
The Company contributes to multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover certain union-represented employees. Currently, the Company has no intention to withdraw from these plans. The risks of participating in a multiemployer plan are different from single-employer plans in the following aspects:

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

Fund	EIN/PN	PPA Zone Status (1)	Plan Year End for Zone Status	Subject to Funding Improvement/ Rehabilitation Plan(2)	2015 Contributions (in thousands)	2014 Contributions (in thousands)	2013 Contributions (in thousands)	Sur-charge Impose	Expiration Date of Collective Bargaining Agreement
Boilermaker-Blacksmith National Pension Trust	48-6168020/ 001	Yellow	12/31/2015	Implemented	$208	$1,009	$380	No	10/31/2017
Pennsylvania Heavy and Highway Contractors Pension Trust	23-6531755/ 001	Green	12/31/2014	No	$1,086	$7,210	$1,171	No	5/31/2016
Other Funds					$43	$36	$123
Total Contributions:					$1,337	$8,255	$1,674

(1)
The zone status is based on information that the Company received from the plan as well as publicly available information per the Department of Labor website and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.

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
Defined Contribution Plans
In addition to the contributions noted above to multiemployer defined benefit pension plans, the Company also makes discretionary contributions to defined contribution plans. Contributions to all defined contribution plans were $9.9 million, $28.3 million and $10.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. The zone status outlined above does not apply to defined contribution plans.
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
Income (loss) before income taxes on continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Foreign	$334	$31,388	$34,723
United States	(118,914)	(105,767)	(75,413)
	$(118,580)	$(74,379)	$(40,690)

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes (continued)

Provision (benefit) for income taxes on continuing operations by country consists of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current provision (benefit):
Foreign	$1,822	$10,447	$10,363
United States:
Federal	(51,475)	(7,443)	(15,068)
State	(4,497)	(2,851)	482
	(54,150)	153	(4,223)
Deferred tax provision (benefit):
Foreign	357	314	282
United States	(238)	(238)	(51)
	119	76	231
Total provision (benefit) for income taxes	$(54,031)	$229	$(3,992)
The provision (benefit) for income taxes has been determined based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The Company and its subsidiaries operating in the United States are subject to federal income tax rates up to 35 percent and varying state income tax rates and methods of computing tax liabilities. The Company’s principal international continuing operations are in Canada. The Company’s subsidiaries in Canada are subject to a corporate income tax rate of 25 percent. The Company did not have any non-taxable foreign earnings from tax holidays for taxable years 2013 through 2015.
In April 2011, the Company discontinued its strategy of reinvesting foreign earnings in foreign operations. This change in strategy continues through December 31, 2015. The Company’s current operating strategy is not to reinvest all earnings of its operations internationally. Instead, dividends are distributed to the U.S. parent or its U.S. affiliates. Due to the current deficit in foreign earnings and profits, the Company does not anticipate a significant tax expense to future repatriations of foreign earnings in the United States.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes (continued)

A reconciliation of the differences between the provision (benefit) for income taxes computed at the appropriate statutory rates and the reported provision (benefit) for income taxes is as follows (in thousands). For 2015, 2014 and 2013, the Company was domiciled in the United States, which has a 35% statutory tax rate.

	2015	2014	2013
Taxes on earnings at statutory rate in domicile of parent company	$(41,503)	$(26,033)	$(22,494)
Earnings taxed at rates less or greater than parent company rates:
Foreign	(297)	(1,944)	(4,646)
State income taxes, net of U.S. federal benefit	(3,050)	916	(2,275)
Stock issuance costs	1,947	—	—
Non deductibles	2,681	6,243	4,986
Changes in provision (benefit) for unrecognized tax positions	91	(1,117)	1,381
Change in valuation allowance	(19,027)	18,272	7,873
Stock-based compensation	1,990	(557)	(133)
Deferred tax adjustments	(595)	3,965	(929)
Section 162(m)	—	—	244
Deemed dividend/previously taxed income	1,850	—	8,728
Prior year tax settlement	(246)	(2,229)	856
Transfer pricing allocation	2,011	3,133	2,407
Other	117	(420)	10
Total provision (benefit) for income taxes	$(54,031)	$229	$(3,992)
The Company's provision for income taxes for the Discontinued Operations is $57.2 million and the Company's benefit for income taxes for continuing operations is $54.0 million for a net provision for income taxes of $3.2 million on a consolidated basis.
During 2015, the Company had a net decrease in unrecognized tax benefits related to prior years of $0.1 million due to expiration of statute of limitations. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2015	2014
Beginning balance	$2,504	$3,525
Change in measurement of existing tax positions related to expiration of statute of limitations	(100)	(975)
Foreign exchange difference in Canadian operations	2	(46)
Ending balance	$2,406	$2,504
At December 31, 2015, there are no unrecognized tax benefits that will impact the Company’s effective tax rate if ultimately recognized. The Company has determined that it is reasonably possible during the next twelve months for up to $2.2 million of unrecognized tax benefits to be recognized due to the lapse of statutes of limitation in certain jurisdictions or settlement of audits.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2015, 2014 and 2013, the Company has recognized $0.2 million, $0.3 million and $0.4 million, respectively, in interest and penalties expense. The cumulative accrual for interest and penalties carried on the balance sheets as of December 31, 2015 and 2014 is $1.0 million and $0.8 million, respectively.

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
The principal components of the Company’s net deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Current:
Accrued vacation	$552	$2,869
Allowance for doubtful accounts	1,216	538
Estimated loss	—	453
Prepaid and accrued insurance	4,008	9,836
Various accrued liabilities	340	1,646
Deferred rent	323	232
Other	—	780
	6,439	16,354
Non-current:
Deferred compensation	1,968	4,367
Goodwill	30,915	25,024
U.S. tax net operating loss carry forwards	42,816	64,766
State tax net operating loss carry forwards	8,892	9,436
Foreign tax net operating loss carry forwards	3,073	3,073
Term Loan amortization	516	—
Accrued insurance	3,770	—
Deferred rent	988	231
Other	195	1,511
Gross deferred tax assets	99,572	124,762
Valuation allowance	(58,435)	(80,794)
Deferred tax assets, net of valuation allowance	41,137	43,968
Deferred tax liabilities:
Current:
Estimated loss	(277)	—
Other	(18)	—
	(295)	—
Non-current:
Intangibles	(31,166)	(28,081)
Depreciation	(9,797)	(15,967)
Deferred tax liabilities	(41,258)	(44,048)
Net deferred tax liabilities	$(121)	$(80)
United States	$—	$(273)
Foreign	(121)	193
Net deferred tax liabilities	$(121)	$(80)

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes (continued)

The valuation allowance for deferred income tax assets at December 31, 2015 and 2014 was $58.4 million and $80.8 million, respectively. The ultimate realization of deferred tax assets related to net operating loss carry forwards, including federal and state net operating loss carry forwards, is dependent upon the generation of future taxable income in a particular tax jurisdiction during the periods in which the use of such net operating losses are allowed. The Company considers future taxable income, including the impacts of reversing taxable temporary differences, future forecasted income and available tax planning strategies, when evaluating whether deferred tax assets are more likely than not to be realized prior to expiration.
At December 31, 2015, the Company has remaining U.S. federal net operating loss carry forwards of $42.8 million and state net operating loss carry forwards of $8.9 million. The Company has a net operating loss carry forward for Australia of $3.1 million.
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
10. Stockholders’ Equity
Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Year Ended December 31, 2015 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income (loss)
Balance, December 31, 2014	$6,863	$(4,075)	$2,788
Other comprehensive loss before reclassifications	(8,828)	(2,928)	(11,756)
Amounts reclassified from accumulated other comprehensive income	—	2,959	2,959
Net current-period other comprehensive income (loss)	(8,828)	31	(8,797)
Balance, December 31, 2015	$(1,965)	$(4,044)	$(6,009)

	Year Ended December 31, 2014 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income (loss)
Balance, December 31, 2013	$11,280	$(2,473)	$8,807
Other comprehensive loss before reclassifications	(4,417)	(3,108)	(7,525)
Amounts reclassified from accumulated other comprehensive income	—	1,506	1,506
Net current-period other comprehensive loss	(4,417)	(1,602)	(6,019)
Balance, December 31, 2014	$6,863	$(4,075)	$2,788

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stockholders' Equity (continued)

	Year Ended December 31, 2013 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income (loss)
Balance, December 31, 2012	$14,945	$(1,441)	$13,504
Other comprehensive loss before reclassifications	(3,797)	(2,053)	(5,850)
Amounts reclassified from accumulated other comprehensive income	132	1,021	1,153
Net current-period other comprehensive income (loss)	(3,665)	(1,032)	(4,697)
Balance, December 31, 2013	$11,280	$(2,473)	$8,807
Reclassifications out of Accumulated Other Comprehensive Income (Loss)

Year Ended December 31, 2015 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$2,959	Interest expense, net
Total	$2,959

Year Ended December 31, 2014 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$1,506	Interest expense, net
Total	$1,506

Year Ended December 31, 2013 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$1,021	Interest expense, net
Total	$1,021
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

10. Stockholders' Equity (continued)

shares authorized for issuance under the 2006 Director Plan was increased in 2008 to 250,000, in 2012 to 550,000 and in 2014 to 750,000 by stockholder approval.
On May 26, 2010, the Company established the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (the “2010 Plan”) with 2,100,000 shares of common stock authorized for issuance (increased in 2012 to 3,450,000 shares and in 2014 to 6,050,000 shares by stockholder approval) to provide for awards to key employees of the Company. All future grants of stock awards to key employees will be made through the 2010 Plan. As a result, the 1996 Plan was frozen, with the exception of normal vesting, forfeiture and other activity associated with awards previously granted under the 1996 Plan. At December 31, 2015, the 2010 Plan had 1,595,967 shares available for grant.
Restricted stock and restricted stock units or rights, also described collectively as restricted stock units (“RSUs”), and options granted to employees vest generally over a three to four years period. Options granted under the 2010 Plan expire 10 years subsequent to the grant date. Upon stock option exercise, common shares are issued from treasury stock. Options granted under the Director Plan are fully vested. Restricted stock and restricted stock rights granted under the 2006 Director Plan vest one year after the date of grant. At December 31, 2015, the 2006 Director Plan had 62,085 shares available for grant. For RSUs, certain provisions allow for accelerated vesting in the event of involuntary termination not for cause or a change of control of the Company. During the years ended December 31, 2015, 2014, and 2013, $2.3 million, $1.8 million and $0.2 million, respectively, of compensation expense was recognized due to accelerated vesting of RSUs due to retirements and separation from the Company.
Stock-based compensation related to RSUs is recorded based on the Company’s stock price as of the grant date. Expense from both stock options and RSUs, which is inclusive of both liability-based and equity-based stock awards, totaled $8.6 million, $13.6 million and $7.1 million respectively, for the years ended December 31, 2015, 2014, and 2013.
The Company determines fair value of stock options as of its grant date using the Black-Scholes valuation method. No options were granted during the years ended December 31, 2015, 2014, or 2013.
The Company’s stock option activity and related information consist of:

	Year Ended December 31,
	2015
	Shares	Weighted-Average Exercise Price
Outstanding, beginning of year	227,750	$15.28
Granted	—	—
Exercised	—	—
Forfeited or expired	(172,750)	14.57
Outstanding, end of year	55,000	$17.53
Exercisable at end of year	55,000	$17.53
As of December 31, 2015, there was no aggregate intrinsic value of stock options outstanding and exercisable and the weighted average remaining contractual term of stock options outstanding and exercisable was 0.6 years. There was no intrinsic value of options exercised or material tax benefit realized during the years ended December 31, 2015, 2014 and 2013, respectively and no options vested during the years ended December 31, 2015, 2014, and 2013.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stockholders' Equity (continued)

The Company’s RSU activity and related information consist of:

	Year Ended December 31,
	2015
	Shares	Weighted-Average Grant-Date Fair Value
Nonvested, beginning of year	1,404,274	$10.28
Granted	1,990,172	3.04
Vested	(1,346,472)	7.29
Forfeited	(93,469)	8.02
Nonvested, end of year	1,954,505	$5.01
The total fair value of RSUs vested during the years ended December 31, 2015, 2014 and 2013 was $9.8 million, $8.9 million and $4.8 million, respectively.
As of December 31, 2015, there was a total of $7.3 million of unrecognized compensation cost, net of estimated forfeitures, related to all non-vested stock-based compensation arrangements granted under the Company’s stock ownership plans. That cost is expected to be recognized over a weighted-average period of 1.85 years.
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
Basic and diluted loss per common share is computed as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2015	2014	2013
Net loss from continuing operations applicable to common shares (numerator for basic and diluted calculation)	$(64,549)	$(74,608)	$(36,698)
Weighted average number of common shares outstanding for basic loss per share	57,759,988	49,310,044	48,560,167
Weighted average number of potentially dilutive common shares outstanding	—	—	—
Weighted average number of common shares outstanding for diluted loss per share	57,759,988	49,310,044	48,560,167
Loss per common share from continuing operations:
Basic	$(1.12)	$(1.51)	$(0.76)
Diluted	$(1.12)	$(1.51)	$(0.76)

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income (Loss) Per Common Share (continued)

The Company has excluded shares potentially issuable under the terms of use of the securities listed below from the number of potentially dilutive shares outstanding as the effect would be anti-dilutive:

	Year Ended December 31,
	2015	2014	2013
Stock options	55,000	185,118	181,279
Restricted stock and restricted stock rights	665,955	511,492	499,371
	720,955	696,610	680,650
12. Segment Information
The following tables reflect the Company’s operations for the years ended December 31, 2015, 2014, and 2013 (in thousands) by its three reportable segments, Oil & Gas, Utility T&D and Canada. On November 30, 2015, pursuant to an Amended and Restated Securities Purchase Agreement, the Company sold the balance of its Professional Services segment to TRC. As such, the Professional Services segment, including the Company's previously sold subsidiaries in 2015, Downstream Professional Services, Premier and UtilX, are presented as discontinued operations in the Company's consolidated financial statements.
Unallocated corporate costs represent corporate overhead charges that were previously allocated to the Professional Services segment, however not reclassified to discontinued operations.

	Year Ended December 31, 2015
	Oil & Gas	Utility T&D	Canada	Unallocated Corporate Costs	Eliminations	Consolidated
Contract revenue	$297,110	$379,629	$232,534	$—	$(279)	$908,994
Contract costs	304,813	354,267	209,439	—	(279)	868,240
Amortization of intangibles	315	9,559	—	—	—	9,874
General and administrative	28,401	21,682	20,263	6,989	—	77,335
Gain on sale of subsidiaries	—	—	—	—	—	(12,826)
Other charges	11,531	4,142	1,935	861	—	18,469
Operating income (loss)	$(47,950)	$(10,021)	$897	$(7,850)	$—	(52,098)
Non-operating expenses						(66,482)
Benefit for income taxes						(54,031)
Loss from continuing operations						(64,549)
Income from discontinued operations, net of provision for income taxes						96,032
Net income						$31,483

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Segment Information (continued)

	Year Ended December 31, 2014
	Oil & Gas	Utility T&D	Canada	Unallocated Corporate Costs	Eliminations	Consolidated
Contract revenue	$826,088	$363,779	$404,589	$—	$(86)	$1,594,370
Contract costs	827,516	327,889	342,299	—	(86)	1,497,618
Amortization of intangibles	327	9,558	—	—	—	9,885
General and administrative	49,482	18,312	29,359	11,469	—	108,622
Other charges	3,207	1,424	1,004	1,057	—	6,692
Operating income (loss)	$(54,444)	$6,596	$31,927	$(12,526)	$—	(28,447)
Non-operating expenses						(45,932)
Provision for income taxes						229
Loss from continuing operations						(74,608)
Loss from discontinued operations, net of provision for income taxes						(5,219)
Net loss						$(79,827)

	Year Ended December 31, 2013
	Oil & Gas	Utility T&D	Canada	Unallocated Corporate Costs	Eliminations	Consolidated
Contract revenue	$663,293	$386,952	$445,213	$—	$(333)	$1,495,125
Contract costs	646,407	333,525	380,415	—	(333)	1,360,014
Amortization of intangibles	348	9,559	—	—	—	9,907
General and administrative	59,331	23,487	29,422	10,128	—	122,368
Operating income (loss)	$(42,793)	$20,381	$35,376	$(10,128)	$—	2,836
Non-operating expenses						(43,526)
Benefit for income taxes						(3,992)
Loss from continuing operations						(36,698)
Income from discontinued operations net of provision for income taxes						20,831
Net loss						$(15,867)
Depreciation and amortization expense by segment are presented below (in thousands):

	Year Ended December 31,
	2015	2014	2013
Oil & Gas	$5,821	$8,012	$8,567
Utility T&D	19,734	21,344	22,695
Canada	1,556	2,159	2,679
Unallocated corporate depreciation	89	358	495
Total	$27,200	$31,873	$34,436
Amounts above include total corporate depreciation (allocated and unallocated) of $1.6 million, $2.4 million and $3.1 million for the years ended December 31, 2015, 2014, and 2013, respectively.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Segment Information (continued)

Capital expenditures by segment are presented below (in thousands):

	Year Ended December 31,
	2015	2014	2013
Oil & Gas	$605	$3,321	$3,661
Utility T&D	451	4,212	2,834
Canada	519	1,675	3,928
Corporate	608	2,244	2,552
Total	$2,183	$11,452	$12,975
Total assets by segment as of December 31, 2015 and 2014 are presented below (in thousands):

	Year Ended December 31,
	2015	2014
Oil & Gas	$78,623	$179,305
Utility T&D	202,836	228,094
Canada	69,816	95,270
Corporate	93,086	44,697
Total assets, continuing operations	$444,361	$547,366
Due to a limited number of major projects and clients, the Company may at any one time have a substantial part of its operations dedicated to one project, client and country.
Customers representing 10 percent or more of total contract revenue are as follows:

	Year Ended December 31,
	2015	2014	2013
Oncor	17.9%	10.3%	14.8%
Enterprise Products Partners L.P.	12.5%	9.1%	11.9%
Information about the Company’s operations in its work countries is shown below (in thousands):

	Year Ended December 31,
	2015	2014	2013
Contract revenue:
United States	$676,460	$1,189,781	$1,049,743
Canada	232,534	404,589	445,213
Other	—	—	169
	$908,994	$1,594,370	$1,495,125

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Segment Information (continued)

	Year Ended December 31,
	2015	2014
Property, plant and equipment, net:
United States	$45,365	$78,458
Canada	4,987	7,140
Other	—	51
	$50,352	$85,649
13. Contingencies, Commitments and Other Circumstances
Contingencies

Litigation and Regulatory Matters Related to the Company’s October 21, 2014 Press Release Announcing the Restatement of Condensed Consolidated Financial Statements for the Quarterly Period Ended June 30, 2014

After the Company announced it would be restating its Condensed Consolidated Financial Statements for the quarterly period ended June 30, 2014, a complaint was filed in the United States District Court for the Southern District of Texas ("USDC") on October 28, 2014 seeking class action status on behalf of purchasers of the Company’s stock and alleging damages on their behalf arising from the matters that led to the restatement. The original defendants in the case were the Company, its former chief executive officer, Robert R. Harl, and its current chief financial officer. On January 31, 2015, the court named two employee retirement systems as Lead Plaintiffs. On March 31, 2015, a consolidated complaint was filed in which John T. McNabb, II, the chief executive officer who succeeded Mr. Harl, was added as a defendant. On June 15, 2015, a second amended consolidated complaint was filed. The complaint in the case, now entitled In re Willbros Group, Inc. Securities Litigation, alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, arising out of the restatements of the Company’s first and second quarter 2014 financial statements, its statements regarding debt compliance and liquidity, the decision to shut down the regional business, the delay in filing the 2014 10-K, and the determination that a material weakness existed as of December 31, 2014, and seeks unspecified damages. On July 27, 2015, the Company filed a motion to dismiss the case, which is still pending. The Company is not able at this time to determine the likelihood of loss, if any, arising from this matter. The Company believes the claims are without merit and intends to defend against them vigorously.
In addition, two shareholder derivative lawsuits were filed. The first, Markovich v. Harl et al, was filed on November 6, 2014 in the District Court of Harris County, Texas. The second, Kumararatne v. McNabb et al, was filed on March 4, 2015 in the USDC, but was voluntarily dismissed by the plaintiff on April 23, 2015. The Markovich lawsuit was filed on behalf of the Company naming certain current and former officers and members of the Company's board of directors as defendants and the Company as a nominal defendant. The lawsuit alleged that the officer and board member defendants breached their fiduciary duties by permitting the Company's internal controls to be inadequate, failing to prevent the restatements, wasting corporate assets, and alleged that the defendants were unjustly enriched. The defendants sought dismissal of the lawsuit on the grounds that the plaintiff failed to make demand upon the Company’s board to bring the lawsuit and on February 23, 2016, the court sustained the defendants' motion and dismissed the lawsuit with prejudice. The plaintiff may appeal the dismissal. The Company is not able at this time to determine the likely final outcome of this matter.
Other

The SEC issued an order of investigation on January 29, 2015 and a subpoena on February 3, 2015, requesting information regarding the restatement of the Company's previously issued condensed consolidated financial statements for the quarterly periods ended March 31, 2014 and June 30, 2014. The Company provided its full cooperation to the SEC, who on January 25, 2016, sent the Company a letter stating it had concluded its investigation and, based on the information it had, did not intend to recommend an enforcement action against the Company.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Contingencies, Commitments and Other Circumstances (continued)

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
Commitments
From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds and financial guarantees. Contracts with the Company’s customers may require the Company to secure letters of credit or surety bonds to secure the Company’s performance of contracted services. In such cases, the letters of credit or bond commitments can be called upon in the event of the Company's failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or surety bonds in lieu of contract retention provisions, where the client otherwise withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention letters of credit or bond commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. The Company also issues letters of credit from time-to-time to secure deductible obligations under its workers compensation, automobile and general liability policies. At December 31, 2015, the Company had approximately $50.7 million of outstanding letters of credit. This amount represents the maximum amount of payments the Company could be required to make if these letters of credit are drawn upon. Additionally, the Company issues surety bonds (primarily performance in nature) that are customarily required by commercial terms on construction projects. At December 31, 2015, these bonds outstanding had a face value at $255.7 million. This amount represents the bond penalty amount of future payments the Company could be required to make if the Company fails to perform its obligations under such contracts. The performance bonds do not have a stated expiration date; rather, each is released when the Company's performance of the contract is accepted by the owner. The Company’s maximum exposure as it relates to the value of the bonds outstanding is lowered on each bonded project as the cost to complete is reduced. As of December 31, 2015, no liability has been recognized for letters of credit or surety bonds.
Operating Leases
The Company has certain operating leases for various equipment and office facilities. Rental expense for continuing operations excluding daily rentals and reimbursable rentals under cost plus contracts was $28.7 million in 2015, $30.2 million in 2014, and $33.0 million in 2013.
Minimum lease commitments under operating leases as of December 31, 2015, totaled $97.0 million and are payable as follows: 2016, $28.3 million; 2017, $18.1 million; 2018, $13.7 million; 2019, $9.9 million; 2020, $8.4 million and thereafter, $18.6 million.
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
There were no transfers between levels in 2015, 2014 or 2013.
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, notes payable, long-term debt and interest rate contracts. The fair value estimates of the Company’s financial instruments have been determined using available market information and appropriate valuation methodologies and approximate carrying value.
Financial Instruments Measured at Fair Value on a Recurring Basis
The Company measures certain financial instruments at fair value on a recurring basis. The fair value of these financial instruments (in thousands) was determined using the following inputs as of December 31, 2015 and December 31, 2014:

Year Ended December 31, 2015
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
The Company attempts to negotiate contracts that provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no forward contracts or options at December 31, 2015 and December 31, 2014.
The Company is subject to interest rate risk on its debt and investment of cash and cash equivalents arising in the normal course of business and had previously entered into hedging arrangements to fix or otherwise limit the interest cost of its variable interest rate borrowings. The Company does not engage in speculative trading strategies.
Termination of Interest Rate Swap Agreement
In August 2013, the Company entered into an interest rate swap agreement (the "Swap Agreement") for a notional amount of $124.1 million to hedge changes in the variable rate interest expense on $124.1 million of its existing or replacement LIBOR indexed debt. Under the Swap Agreement, which was effective June 30, 2014 through August 7, 2019, the Company received interest at either one-month LIBOR or 1.25 percent (whichever was greater) and paid interest at a fixed rate of 2.84 percent. The Swap Agreement was terminated in the third quarter of 2015 for $5.7 million, which was recorded in OCI as fair value. In the fourth quarter of 2015, the Company made an early payment of $93.6 million against its 2014 Term Loan Facility and therefore reclassified approximately $1.2 million of the fair value of the Swap Agreement from OCI to interest expense. The remaining fair value of the Swap Agreement included in OCI will be reclassified to interest expense over the remaining life of the underlying debt.
The Swap Agreement was designated and qualified as a cash flow hedging instrument with the effective portion of the Swap Agreement's change in fair value recorded in OCI. The Swap Agreement was highly effective in offsetting changes in interest expense and no hedge ineffectiveness was recorded in the Consolidated Statements of Operations.
The carrying amount and fair value of the Swap Agreement was equivalent since the Company accounted for this instrument at fair value. The values, as identified below (in thousands), were derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models were observable in the market, and as such were generally classified as Level 2 in the fair value hierarchy. For validation purposes, the swap valuations are periodically compared to those produced by swap counterparties. Amounts in OCI relating to the Swap Agreement that were expected to be recognized in interest expense in the coming twelve months totaled $1.1 million.

	Liability Derivatives
	December 31, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts – swaps	Other current liabilities	$—	Other current liabilities	$1,865
Interest rate contracts – swaps	Other long-term liabilities	$—	Other long-term liabilities	$2,210
Total derivatives		$—		$4,075

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Fair Value Measurements (continued)

For the Year Ended December 31,
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivative (Effective Portion)			Financial Statement Classification	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2015	2014	2013		2015	2014	2013
Interest rate contracts	$(2,928)	$(3,108)	$(2,053)	Interest expense, net	$2,959	$1,506	$1,021
Total	$(2,928)	$(3,108)	$(2,053)		$2,959	$1,506	$1,021
15. Other Charges
The following table reflects the Company's other charges for the year ended December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Equipment and facility lease abandonment	$8,947	$—
Long-lived asset impairment charges (1)	3,791	—
Loss on sale of corporate asset	2,226	—
Employee severance charges	1,728	1,878
Accelerated stock vesting	1,182	1,401
Accounting and legal fees associated with the restatements (2)	595	3,413
Total	$18,469	$6,692

(1) Includes impairment charges of approximately $2.0 million related to the Oil & Gas segment's fabrication services, which was sold in the first quarter of 2016, $1.3 million related to construction equipment in the Utility T&D segment and $0.5 million related to intangible assets in the Oil & Gas segment.

(2) Includes accounting and legal fees associated with the investigation of the root cause behind the deterioration of certain construction projects within the Oil & Gas segment, which led to the restatements of the Company's Condensed Consolidated Financial Statements for the quarterly periods ended March 31, 2014 and June 30, 2014.

16. Discontinued Operations
The following disposals qualify for discontinued operations treatment with ASU 2014-08, which the Company adopted on January 1, 2015.
Professional Services
On November 30, 2015, the Company sold the balance of its Professional Services segment to TRC for $130.0 million in cash, subject to working capital and other adjustments. At closing, TRC held back $7.5 million from the purchase price (the "Holdback Amount") until the Company effects the novation of a customer contract from one of the subsidiaries sold in the transaction to the Company (or obtains written approval of a subcontract of all the work that is the subject of such contract) and obtains certain consents. If such novation, subcontract or consents are not approved by March 15, 2016, TRC will pay the Holdback Amount to the Company. Certain assets and liabilities associated with one Professional Services contract were excluded from the transaction. In connection with this transaction, the Company recorded a net gain on sale of $97.0 million during the year ended December 31, 2015.
The Company received TRC's proposed working capital and other adjustments on March 2, 2016 and has 45 days from the date of receipt to respond. The Company is currently evaluating the proposed adjustments. Any working capital adjustment will impact the net gain recorded on the transaction.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Discontinued Operations (continued)

In 2015, and prior to the sale of the balance of the Professional Services segment, the Company sold the following three subsidiaries that were historically part of the Professional Services segment.
Downstream Professional Services
On June 12, 2015, the Company sold all of its issued and outstanding equity of Downstream Professional Services to BR Engineers, LLC for approximately $10.0 million in cash. The closing consideration is subject to working capital and other typical post-closing adjustments. In connection with this transaction, the Company recorded a net loss on sale of $2.2 million during the year ended December 31, 2015.
Premier
On March 31, 2015, the Company sold all of its membership units in Premier to USIC Locating Services, LLC for approximately $51.0 million in cash, of which $4.0 million was deposited into an escrow account for a period of up to eighteen months to cover post-closing adjustments and any indemnification obligations of the Company. The closing consideration is subject to typical post-closing adjustments. In connection with this transaction, the Company recorded a net gain on sale of $37.1 million during the year ended December 31, 2015.
UtilX
On March 17, 2015, the Company sold all of its equity interests of UtilX to Novinium, Inc. for approximately $40.0 million in cash, of which $0.5 million was deposited into an escrow account for a period of six months to cover post-closing adjustments and any indemnification obligations of the Company. In the third quarter of 2015, the Company cleared the $0.5 million amount recorded in the escrow account as a post-closing adjustment. As a result of this transaction, the Company recorded a net gain on sale of $20.3 million during the year ended December 31, 2015.
Other Business and Asset Disposals
CTS
In the second quarter of 2014, the Company sold its CTS business to a private buyer. In connection with this transaction the Company recorded total proceeds of $25.0 million and recognized a net loss on sale of $8.2 million during the year ended December 31, 2014. The net loss is inclusive of a non-cash charge of $15.0 million related to intangible assets associated with the sold business.
Hawkeye
In the fourth quarter of 2013, the Company sold certain assets comprising its Hawkeye business to Elecnor Hawkeye,
LLC, a subsidiary of Elecnor, Inc. (“Elecnor”). In connection with the sale, the Company recorded total consideration of $27.7 million, subject to a post-closing working capital adjustment. At closing, Elecnor delivered two letters of credit, one to the Company for $16.2 million and the other to the escrow agent for $8.0 million. As such, in connection with this transaction, the Company recorded a net loss on sale of $2.7 million during the year ended December 31, 2013.
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
Oman
In the first quarter of 2013, the Company sold all of its shares of capital in Willbros Middle East Limited, which held the Company’s operations in Oman. The Company received total proceeds of $38.9 million in cash and $2.4 million in the form of an escrow deposit from the buyer, which was paid in full in the third quarter of 2013. As a result of this transaction, the Company recorded a gain on sale of $23.6 million during the year ended December 31, 2013.

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
The Settlement Agreement required payments to WAPCo totaling $55.5 million of which $14.0 million was paid in 2012, $5.0 million was paid in 2013 and the remaining $36.5 million was paid in 2014. As such, the terms of the Settlement Agreement have been fulfilled, the Company currently has no employees working in Nigeria and, does not intend to return to Nigeria.
Results of Discontinued Operations
Condensed Statements of Operations of the Discontinued Operations for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	Year Ended December 31, 2015
	Professional Services	CTS	Hawkeye	Oman	Other	Total
Contract revenue	$229,482	$—	$2,078	$—	$—	$231,560
Contract costs	197,414	—	1,317	—	—	198,731
Amortization of intangibles	793	—	—	—	—	793
(Gain) on sale of subsidiaries	(152,208)	—	—	—	—	(152,208)
General and administrative	26,937	—	(370)	—	—	26,567
Other charges	4,405	—	—	—	—	4,405
Operating income	152,141	—	1,131	—	—	153,272
Non-operating income (expense)	(36)	—	6	—	—	(30)
Pre-tax income	152,105	—	1,137	—	—	153,242
Provision for income taxes	57,210	—	—	—	—	57,210
Income from discontinued operations	$94,895	$—	$1,137	$—	$—	$96,032

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Discontinued Operations (continued)

	Year Ended December 31, 2014
	Professional Services	CTS	Hawkeye	Oman	Other	Total
Contract revenue	$432,379	$24,361	$11,696	$—	$—	$468,436
Contract costs	355,109	24,132	24,728	—	—	403,969
Amortization of intangibles	2,486	652	—	—	—	3,138
Loss on sale of subsidiary	—	8,161	—	—	—	8,161
General and administrative	48,840	954	1,736	—	—	51,530
Other charges	305	—	—	—	—	305
Operating income (loss)	25,639	(9,538)	(14,768)	—	—	1,333
Non-operating income (expense)	35	—	(243)	—	—	(208)
Pre-tax income (loss)	25,674	(9,538)	(15,011)	—	—	1,125
Provision for income taxes	6,344	—	—	—	—	6,344
Income (loss) from discontinued operations	$19,330	$(9,538)	$(15,011)	$—	$—	$(5,219)

	Year Ended December 31, 2013
	Professional Services	CTS	Hawkeye	Oman	Other	Total
Contract revenue	$395,875	$127,783	$81,724	$—	$—	$605,382
Contract costs	323,434	118,422	88,514	—	27	530,397
Amortization of intangibles	2,566	2,609	3,152	—	—	8,327
(Gain) loss on sale of subsidiaries	—	—	2,655	(23,639)	—	(20,984)
General and administrative	41,180	4,152	2,864	—	548	48,744
Operating income (loss)	28,695	2,600	(15,461)	23,639	(575)	38,898
Non-operating income (expense)	(5)	498	(159)	—	125	459
Pre-tax income (loss)	28,690	3,098	(15,620)	23,639	(450)	39,357
Provision for income taxes	18,526	—	—	—	—	18,526
Income (loss) from discontinued operations	$10,164	$3,098	$(15,620)	$23,639	$(450)	$20,831

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Discontinued Operations (continued)

Condensed Balance Sheets of the Discontinued Operations are as follows (in thousands):

	December 31, 2015
	Professional Services	Hawkeye	Total
Accounts receivable, net	$313	$9	$322
Contract cost and recognized income not yet billed	924	—	924
Prepaid expenses and other current assets	—	1	1
Total assets associated with discontinued operations	1,237	10	1,247

Accounts payable and accrued liabilities	815	452	1,267
Contract billings in excess of costs	1,457	—	1,457
Other current liabilities	1,303	—	1,303
Other long-term liabilities	1,423	—	1,423
Total liabilities associated with discontinued operations	4,998	452	5,450

Net liabilities associated with discontinued operations	$(3,761)	$(442)	$(4,203)

	December 31, 2014
	Professional Services	Hawkeye	Total
Cash and cash equivalents	$708	$—	$708
Accounts receivable, net	80,576	5,564	86,140
Contract cost and recognized income not yet billed	9,119	66	9,185
Prepaid expenses and other current assets	6,164	16	6,180
Parts and supplies inventories	2,477	—	2,477
Property, plant and equipment	8,783	511	9,294
Intangible assets, net	18,860	—	18,860
Other long-term assets	11,097	900	11,997
Total assets associated with discontinued operations	137,784	7,057	144,841

Accounts payable and accrued liabilities	38,118	3,970	42,088
Contract billings in excess of costs	1,824	—	1,824
Current and long-term debt	17,646	—	17,646
Other current and long-term liabilities	5,103	1,215	6,318
Total liabilities associated with discontinued operations	62,691	5,185	67,876

Net assets associated with discontinued operations	$75,093	$1,872	$76,965

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data for the year ended December 31, 2015 and 2014 is presented below (in thousands).

Year 2015 Quarter Ended	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	Total 2015
Contract revenue	$250,354	$218,789	$222,191	$217,660	$908,994
Contract income	7,850	11,578	13,336	7,990	40,754
Operating loss	(21,285)	(13,038)	(12,367)	(5,408)	(52,098)
Loss from continuing operations before income taxes	(65,548)	(19,920)	(19,454)	(13,658)	(118,580)
Income (loss) from continuing operations	(44,944)	(19,403)	(19,411)	19,209	(64,549)
Income from discontinued operations, net of provision for income taxes	35,120	517	2,212	58,183	96,032
Net income (loss)	$(9,824)	$(18,886)	$(17,199)	$77,392	$31,483
Basic income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$(0.90)	$(0.33)	$(0.32)	$0.32	$(1.12)
Income from discontinued operations	0.70	0.01	0.03	0.96	1.66
Net income (loss)	$(0.20)	$(0.32)	$(0.29)	$1.28	$0.54
Diluted income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$(0.90)	$(0.33)	$(0.32)	$0.31	$(1.12)
Income from discontinued operations	0.70	0.01	0.03	0.95	1.66
Net income (loss)	$(0.20)	$(0.32)	$(0.29)	$1.26	$0.54
Weighted average number of common shares outstanding
Basic	49,819,388	60,227,495	60,335,717	60,510,199	57,759,988
Diluted	49,819,388	60,227,495	60,335,717	61,091,783	57,759,988
Additional Notes:

•
During the quarter ended March 31, 2015, the Company sold all of its equity interests of UtilX to Novinium, Inc. for approximately $40.0 million in cash, of which $0.5 million was deposited into an escrow account for a period up to six months to cover post-closing adjustments and any indemnification obligations of the Company. In connection with this transaction, the Company recorded a net gain on sale of $21.4 million, which is included in the line item "Income from discontinued operations, net of provision for income taxes."

•
During the quarter ended March 31, 2015, the Company sold all of its membership units in Premier to USIC Locating Services, LLC for approximately $51.0 million in cash, of which $4.0 million was deposited into an escrow account for a period of up to eighteen months to cover post-closing adjustments and any indemnification obligations of the Company. In connection with this transaction, the Company recorded a net gain on sale of $37.1 million, which is included in the line item "Income from discontinued operations, net of provision for income taxes."

•
During the quarter ended March 31, 2015, the Company recorded debt covenant suspension charges of approximately $33.5 million which represented the fair value of 10.1 million outstanding shares of common stock issued to KKR Lending Partners II L.P. and other entities indirectly advised by KKR Credit Advisers (US), LLC multiplied by the closing stock price on the First Amendment Closing Date. The outstanding shares of common stock were issued in consideration of the suspension of the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the First Amendment Covenant Suspension Period.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Quarterly Financial Data (Unaudited) (continued)

•
During the quarter ended March 31, 2015, the Company recorded debt extinguishment charges of approximately $2.4 million, which consisted of 2 percent prepayment premiums and the write-off of debt issuance costs.

•
During the quarter ended June 30, 2015, the Company sold all of its issued and outstanding equity of Downstream Professional Services to BR Engineers, LLC for approximately $10.0 million in cash. In connection with this transaction, the Company recorded a net loss of $2.2 million, which is included in the line item "Income from discontinued operations, net of provision for income taxes."

•	During the quarter ended June 30, 2015, the Company recorded debt extinguishment charges of approximately $0.3 million, which consisted of the write-off of debt issuance costs.

•
During the quarter ended September 30, 2015, the Company cleared the $0.5 million previously recorded in escrow in connection with the UtilX sale and recorded a post-closing adjustment to the net gain on sale recorded during the quarter ended March 31, 2015. The post-closing adjustment is included in the line item "Income from discontinued operations, net of provision for income taxes."

•	During the quarter ended September 30, 2015, the Company recorded debt extinguishment charges of approximately $0.9 million, which consisted of the write-off of debt issuance costs.

•
During the quarter ended December 31, 2015, the Company sold Bemis to Riggs Distler & Company, Inc. for approximately $19.2 million in cash, of which $1.9 million was deposited into an escrow account for a period of up to eighteen months to cover post-closing adjustments and any indemnification obligations of the Company. In connection with this transaction, the Company recorded a net gain on sale of $12.8 million which is included in the line item "Operating loss" as the sale did not qualify as discontinued operations in accordance with ASU 2014-08, which the Company adopted on January 1, 2015.

•
During the quarter ended December 31, 2015, in connection with the UtilX sale, the Company recorded a post-closing adjustment of $0.6 million to the net gain on sale recorded during the quarter ended March 31, 2015 in relation to an arbitrator settlement of a working capital dispute. The post-closing adjustment is included in the line item "Income from discontinued operations, net of provision for income taxes."

•
During the quarter ended December 31, 2015, the Company sold the balance of its Professional Services segment to TRC for $130.0 million in cash. In connection with this transaction, the Company recorded a net gain on sale of $97.0 million , which is included in the line item "Income from discontinued operations, net of provision for income taxes."

•
During the quarter ended December 31, 2015, the Company recorded debt extinguishment charges of approximately $2.1 million, which consisted of a 2 percent prepayment premium and the write-off of debt issuance costs.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Quarterly Financial Data (Unaudited) (continued)

Year 2014 Quarter Ended	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Total 2014
Contract revenue	$378,129	$423,154	$448,134	$344,953	$1,594,370
Contract income	18,061	21,448	38,631	18,612	96,752
Operating income (loss)	(9,878)	(6,307)	3,175	(15,437)	(28,447)
Loss from continuing operations before income taxes	(17,565)	(14,889)	(4,643)	(37,282)	(74,379)
Income (loss) from continuing operations	(42,416)	(5,058)	15,305	(42,439)	(74,608)
Income (loss) from discontinued operations, net of provision for income taxes	17,426	(10,453)	(18,664)	6,472	(5,219)
Net loss	$(24,990)	$(15,511)	$(3,359)	$(35,967)	$(79,827)
Basic income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$(0.87)	$(0.11)	$0.31	$(0.86)	$(1.51)
Income (loss) from discontinued operations	0.36	(0.21)	(0.38)	0.14	(0.11)
Net loss	$(0.51)	$(0.32)	$(0.07)	$(0.72)	$(1.62)
Diluted income (loss) per share attributable to Company shareholders:
Income (loss) from continuing operations	$(0.87)	$(0.11)	$0.30	$(0.86)	$(1.51)
Income (loss) from discontinued operations	0.36	(0.21)	(0.37)	0.14	(0.11)
Net loss	$(0.51)	$(0.32)	$(0.07)	$(0.72)	$(1.62)
Weighted average number of common shares outstanding
Basic	48,847,349	49,336,581	49,414,847	49,630,085	49,310,044
Diluted	48,847,349	49,336,581	50,226,661	49,630,085	49,310,044
Additional Notes:

•
During the quarter ended June 30, 2014, the Company sold its CTS business to a private buyer. In connection with the disposition, the Company recorded total proceeds of $25.0 million and recognized a net loss on sale of $8.2 million. The net loss is inclusive of a non-cash charge of $15.0 million related to intangible assets associated with the sold business. This net loss on sale is included in the line item "Income (loss) from discontinued operations, net of provision for income taxes."

•	During the quarter ended June 30, 2014, the Company recorded debt extinguishment costs of $0.9 million, which consisted of the write-off of Original Issue Discount and debt issuance costs.

•
During the quarter ended December 31, 2014, the Company recorded debt extinguishment costs of $14.3 million, which consisted of a 3 percent prepayment premium and the write-off of Original Issue Discount and debt issuance costs.

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
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
As of December 31, 2015, we have carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective in providing the reasonable assurance described above.
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
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment of internal control over financial reporting, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.
Based on management’s assessment using the COSO criteria, we have concluded that our internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated, in their report included in this Annual Report on Form 10-K.

Remediation of Previously Reported Material Weaknesses in our Internal Control Over Financial Reporting
As of December 31, 2015, we have remediated the previously reported material weaknesses in our internal control over financial reporting as follows:
Internal Control over Estimated Total Revenues, Costs and Profits at Completion for Construction Contracts Accounted for under the Percentage-of-Completion Method in the Oil & Gas segment

•
Completed training for all appropriate personnel within our Oil & Gas segment regarding the application of our policies and procedures for the oversight and monitoring of the determination of estimated total revenues, costs and profits at completion for construction contracts accounted for under the percentage-of-completion method of accounting.

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

We have completed the documentation, implementation and testing of the remediation actions described above and, as of December 31, 2015, concluded that the steps taken have remediated the previously reported material weaknesses in our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended December 31, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item with respect to the Company’s directors and corporate governance is incorporated herein by reference to the sections entitled “PROPOSAL ONE – ELECTION OF DIRECTORS” and “CORPORATE GOVERNANCE” in the Company’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders (“Proxy Statement”). The information required by this item with respect to the Company’s executive officers is included in Item 4A of Part I of this Form 10-K. The information required by this item with respect to the Section 16 ownership reports is incorporated herein by reference to the section entitled “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Proxy Statement.
Code of Conduct
The Board of Directors has adopted both a code of business conduct and ethics for our directors, officers and employees and an additional separate code of ethics for our Chief Executive Officer and senior financial officers. This information is available on our website at http://www.willbros.com under the “Governance” caption on the "Investor Relations" page. We intend to satisfy the disclosure requirements, including those of Item 406 of Regulation S-K, regarding certain amendments to, or waivers from, provisions of our code of business conduct and ethics and code of ethics for the Chief Executive Officer and senior financial officers by posting such information on our website. Additionally, our corporate governance guidelines and the charters of the Audit, Compensation, Executive, Finance and Nominating/Corporate Governance Committees of the Board of Directors are also available on our website. A copy of the codes, governance guidelines and charters will be provided to any of our stockholders upon request to: Secretary, Willbros Group, Inc., 4400 Post Oak Parkway, Suite 1000, Houston, Texas 77027.
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
(2) Financial Statement Schedule:

2015
Form 10-K
Page(s)
Schedule II – Consolidated Valuation and Qualifying Accounts	108
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

2.2
Stock Purchase Agreement, dated as of March 17, 2015, by and among Novinium, Inc., Willbros Utility T&D Holdings, LLC and the Company (filed as Exhibit 2.1 to our current report on Form 8-K dated March 17, 2015, filed March 23, 2015).

2.3
Units Purchase Agreement dated as of March 31, 2015, by and among USIC Locating Services, LLC, as Purchaser, Willbros United States Holdings, Inc., as Seller and the Company (filed as Exhibit 2.1 to our current report on Form 8-K dated March 31, 2015, filed April 3, 2015).

2.4
Amended and Restated Securities Purchase Agreement dated as of November 30, 2015, by and among TRC Solutions, Inc., as purchaser, TRC Companies, Inc., Willbros United States Holdings, Inc., as seller and Willbros Group, Inc. (filed as Exhibit 2.1 to our current report on Form 8-K dated November 30, 2015, filed December 4, 2015).

3.1	Certificate of Incorporation, as amended, of Willbros Group, Inc., a Delaware corporation (filed as Exhibit 3.2 to our report on Form 10-Q for the quarter ended June 30, 2015, filed August 7, 2015).
3.2	Certificate of Designations of Series A Preferred Stock (filed as Exhibit 3 to our current report on Form 8-K dated June 30, 2010, filed July 7, 2010).
3.3	Bylaws of Willbros Group, Inc., a Delaware corporation (filed as Exhibit 3.2 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).
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

4.3
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

10.2	First Amendment to ABL Credit Agreement dated as of August 30, 2013 (filed as Exhibit 10.3 to our report on Form 10-Q for the quarter ended September 30, 2013, filed November 6, 2013).
10.3	Waiver and Second Amendment to ABL Credit Agreement dated as of April 1, 2014 (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended March 31, 2014, filed May 6, 2014).
10.4	Third Amendment to ABL Credit Agreement dated as of December 15, 2014 (filed as Exhibit 10.1 to our current report on Form 8-K dated December 15, 2014, filed December 19, 2014).
10.5	Fourth Amendment to ABL Credit Agreement dated as of September 28, 2015, (filed as Exhibit 10.2 to our current report on Form 8-K dated September 28, 2015, filed October 2, 2015).
10.6
Credit Agreement dated as of December 15, 2014, by and among Willbros Group, Inc., as borrower, certain subsidiaries, as guarantors, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and KKR Credit Advisors (US) LLC, as Sole Lead Arranger and Sole Bookrunner (filed as Exhibit 10.2 to our current report on Form 8-K dated December 15, 2014, filed December 19, 2014).

10.7
First Amendment to Credit Agreement dated as of March 31, 2015, by and among Willbros Group, Inc., as borrower, certain subsidiary guarantors party thereto, the Lenders party thereto, KKR Credit Advisors (US) LLC, as arranger, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to our current report on Form 8-K dated March 31, 2015, filed April 3, 2015).

10.8
Second Amendment to Credit Agreement dated as of September 28, 2015, by and among Willbros Group, Inc., as borrower, certain subsidiary guarantors party thereto, the Lenders party thereto, KKR Credit Advisors (US) LLC, as arranger, and JPMorgan Chase Bank, N.A. as administrative agent (filed as Exhibit 10.1 to our current report on Form 8-K dated September 28, 2015, filed October 2, 2015).

10.9
Third Amendment to Credit Agreement dated as of March 1, 2016, by and among Willbros Group, Inc., as borrower, certain subsidiary guarantors party thereto, the Lenders party thereto, KKR Credit Advisors (US) LLC, as arranger and Cortland Capital Market Services LLC, as administrative agent.

10.10*	Form of Indemnification Agreement between our directors and officers and us (filed as Exhibit 10 to our report on Form 10-Q for the quarter ended June 30, 2009, filed August 6, 2009).
10.11*	Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.8 to our Registration Statement on Form S-1, Registration No. 333-5413).
10.12*	Amendment Number 1 to Willbros Group, Inc. 1996 Stock Plan dated February 24, 1999 (filed as Exhibit A to our Proxy Statement for Annual Meeting of Stockholders dated March 31, 1999).
10.13*	Amendment Number 2 to Willbros Group, Inc. 1996 Stock Plan dated March 7, 2001 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 2, 2001).
10.14*	Amendment Number 3 to Willbros Group, Inc. 1996 Stock Plan dated January 1, 2004 (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).
10.15*	Amendment Number 4 to Willbros Group, Inc. 1996 Stock Plan dated March 10, 2004 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2004).
10.16*	Amendment Number 5 to Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated July 5, 2006).
10.17*	Amendment Number 6 to Willbros Group, Inc. 1996 Stock Plan dated March 27, 2008 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2008).
10.18*	Amendment Number 7 to Willbros Group, Inc. 1996 Stock Plan dated December 31, 2008 (filed as Exhibit 10.12 to our report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009).
10.19*	Amendment Number 8 to Willbros Group, Inc. 1996 Stock Plan dated March 12, 2009 (filed as Exhibit 10.12 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).
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

10.25*
Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (for awards granted on or after March 12, 2009) (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.26*
Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (for awards granted on or after March 12, 2009) (filed as Exhibit 10.5 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.27*
Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (for awards granted on or after March 12, 2009) (filed as Exhibit 10.6 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.28*
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

10.37*	Amendment Number 8 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated November 5, 2015.
10.38*
Assumption and General Amendment of Employee Stock Plan and Directors’ Stock Plans and General Amendment of Employee Benefit Programs of Willbros Group, Inc. dated March 3, 2009, between Willbros Group, Inc., a Republic of Panama corporation, and Willbros Group, Inc., a Delaware corporation (filed as Exhibit 10.2 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

10.39*	Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2010).
10.40*
Amendment Number 1 to Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan dated March 22, 2012 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 20, 2012).

10.41*
Amendment Number 2 to Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan dated April 4, 2014 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 15, 2014).

10.42*
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

10.48*	Willbros Group, Inc. 2010 Management Severance Plan for Executives (filed as Exhibit 10.4 to our report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011 (the “2010 Form 10-K”)).
10.49*	Willbros Group, Inc. Management Severance Plan for Executives - Canada (filed as Exhibit 10.49 to our report on Form 10-K for the year ended December 31, 2014, filed March 31, 2015).
10.50*	First Amendment to Willbros Group, Inc. Management Severance Plan for Executives - Canada dated November 5, 2015.
10.51*	Waiver letter dated November 5, 2015, between Willbros Group, Inc. and Michael J. Fournier.
10.52*	Willbros Group, Inc. Management Severance Plan for Senior Management - Canada.
10.53*	Willbros Group, Inc. 2010 Nonqualified Deferred Compensation Plan (filed as Exhibit 10.41 to the 2010 Form 10-K).
10.54*
Employment Agreement dated November 17, 2011, between Willbros United States Holdings, Inc. and Van A. Welch (filed as Exhibit 10 to our current report on Form 8-K dated November 17, 2011, filed November 23, 2011).

10.55*	Letter Agreement dated as of July 16, 2015, between Willbros Group, Inc. and Edward J. Wiegele and amendment thereto dated September 29, 2015.
10.56*	Amended and Restated Management Incentive Compensation Program (Effective May 23, 2011) (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2011, filed August 2, 2011).
10.57*	Consulting Agreement dated December 1, 2015 between Willbros Group, Inc. and John T. McNabb, II.
10.58
Subscription Agreement dated as of March 31, 2015, by and among the Company and the Subscribers listed on Schedule A thereto (filed as Exhibit 10.2 to our current report on Form 8-K dated March 31, 2015, filed April 3, 2015).

10.59
Deferred Prosecution Agreement among Willbros Group, Inc., a Republic of Panama corporation, Willbros International, Inc. and the Department of Justice filed on May 14, 2008 with the United States District Court, Southern District of Texas, Houston Division (filed as Exhibit 10 to our current report on Form 8-K dated May 14, 2008, filed May 15, 2008).

10.60
Settlement Agreement dated March 29, 2012, between West African Gas Pipeline Company Limited, Willbros Global Holdings, Inc. and Willbros Group, Inc. (filed as Exhibit 10.1 to our current report on Form 8-K dated March 29, 2012, filed April 4, 2012).

10.61*	Willbros Group, Inc. 2010 Management Severance Plan for Senior Management.
21	Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

WILLBROS GROUP, INC.

Date: March 9, 2016	By:	/s/ Michael J. Fournier
Michael J. Fournier
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael J. Fournier	Director, President and	March 9, 2016
Michael J. Fournier	Chief Executive Officer
(Principal Executive Officer)

/s/ Van A. Welch	Executive Vice President and	March 9, 2016
Van A. Welch	Chief Financial Officer
(Principal Financial Officer)

/s/ Geoffrey C. Stanford	Vice President and	March 9, 2016
Geoffrey C. Stanford	Chief Accounting Officer
(Principal Accounting Officer)

/s/ S. Miller Williams	Director and	March 9, 2016
S. Miller Williams	Chairman of the Board

/s/ Edward J. DiPaolo	Director	March 9, 2016
Edward J. DiPaolo

/s/ Michael C. Lebens	Director	March 9, 2016
Michael C. Lebens

/s/ Daniel E. Lonergan	Director	March 9, 2016
Daniel E. Lonergan

/s/ John T. McNabb, II	Director	March 9, 2016
John T. McNabb, II

/s/ Robert L. Sluder	Director	March 9, 2016
Robert L. Sluder

/s/ Phil D. Wedemeyer	Director	March 9, 2016
Phil D. Wedemeyer

WILLBROS GROUP, INC.
SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Year Ended	Description	Balance at Beginning of Year	Charged (Credited) to Costs and Expense	Charge Offs and Other	Balance at End of Year
December 31, 2013	Allowance for Bad Debts	$1,826	$1,047	$(1,906)	$967
December 31, 2013	Deferred Tax Valuation Allowance	51,916	10,912	—	62,828
December 31, 2014	Allowance for Bad Debts	$967	$3,096	$(1,340)	$2,723
December 31, 2014	Deferred Tax Valuation Allowance	62,828	17,966	—	80,794
December 31, 2015	Allowance for Bad Debts	$2,723	$2,945	$(1,186)	$4,482
December 31, 2015	Deferred Tax Valuation Allowance	80,794	(22,359)	—	58,435

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

2.2
Stock Purchase Agreement, dated as of March 17, 2015, by and among Novinium, Inc., Willbros Utility T&D Holdings, LLC and the Company (filed as Exhibit 2.1 to our current report on Form 8-K dated March 17, 2015, filed March 23, 2015).

2.3
Units Purchase Agreement dated as of March 31, 2015, by and among USIC Locating Services, LLC, as Purchaser, Willbros United States Holdings, Inc., as Seller and the Company (filed as Exhibit 2.1 to our current report on Form 8-K dated March 31, 2015, filed April 3, 2015).

2.4
Amended and Restated Securities Purchase Agreement dated as of November 30, 2015, by and among TRC Solutions, Inc., as purchaser, TRC Companies, Inc., Willbros United States Holdings, Inc., as seller and Willbros Group, Inc. (filed as Exhibit 2.1 to our current report on Form 8-K dated November 30, 2015, filed December 4, 2015).

3.1	Certificate of Incorporation, as amended, of Willbros Group, Inc., a Delaware corporation (filed as Exhibit 3.2 to our report on Form 10-Q for the quarter ended June 30, 2015, filed August 7, 2015).
3.2	Certificate of Designations of Series A Preferred Stock (filed as Exhibit 3 to our current report on Form 8-K dated June 30, 2010, filed July 7, 2010).
3.3	Bylaws of Willbros Group, Inc., a Delaware corporation (filed as Exhibit 3.2 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).
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

4.3
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

10.2	First Amendment to ABL Credit Agreement dated as of August 30, 2013 (filed as Exhibit 10.3 to our report on Form 10-Q for the quarter ended September 30, 2013, filed November 6, 2013).
10.3	Waiver and Second Amendment to ABL Credit Agreement dated as of April 1, 2014 (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended March 31, 2014, filed May 6, 2014).
10.4	Third Amendment to ABL Credit Agreement dated as of December 15, 2014 (filed as Exhibit 10.1 to our current report on Form 8-K dated December 15, 2014, filed December 19, 2014).
10.5	Fourth Amendment to ABL Credit Agreement dated as of September 28, 2015, (filed as Exhibit 10.2 to our current report on Form 8-K dated September 28, 2015, filed October 2, 2015).
10.6
Credit Agreement dated as of December 15, 2014, by and among Willbros Group, Inc., as borrower, certain subsidiaries, as guarantors, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and KKR Credit Advisors (US) LLC, as Sole Lead Arranger and Sole Bookrunner (filed as Exhibit 10.2 to our current report on Form 8-K dated December 15, 2014, filed December 19, 2014).

10.7
First Amendment to Credit Agreement dated as of March 31, 2015, by and among Willbros Group, Inc., as borrower, certain subsidiary guarantors party thereto, the Lenders party thereto, KKR Credit Advisors (US) LLC, as arranger, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to our current report on Form 8-K dated March 31, 2015, filed April 3, 2015).

10.8
Second Amendment to Credit Agreement dated as of September 28, 2015, by and among Willbros Group, Inc., as borrower, certain subsidiary guarantors party thereto, the Lenders party thereto, KKR Credit Advisors (US) LLC, as arranger, and JPMorgan Chase Bank, N.A. as administrative agent (filed as Exhibit 10.1 to our current report on Form 8-K dated September 28, 2015, filed October 2, 2015).

10.9
Third Amendment to Credit Agreement dated as of March 1, 2016, by and among Willbros Group, Inc., as borrower, certain subsidiary guarantors party thereto, the Lenders party thereto, KKR Credit Advisors (US) LLC, as arranger and Cortland Capital Market Services LLC, as administrative agent.

10.10*	Form of Indemnification Agreement between our directors and officers and us (filed as Exhibit 10 to our report on Form 10-Q for the quarter ended June 30, 2009, filed August 6, 2009).
10.11*	Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit 10.8 to our Registration Statement on Form S-1, Registration No. 333-5413).
10.12*	Amendment Number 1 to Willbros Group, Inc. 1996 Stock Plan dated February 24, 1999 (filed as Exhibit A to our Proxy Statement for Annual Meeting of Stockholders dated March 31, 1999).
10.13*	Amendment Number 2 to Willbros Group, Inc. 1996 Stock Plan dated March 7, 2001 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 2, 2001).
10.14*	Amendment Number 3 to Willbros Group, Inc. 1996 Stock Plan dated January 1, 2004 (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended March 31, 2004, filed May 7, 2004).
10.15*	Amendment Number 4 to Willbros Group, Inc. 1996 Stock Plan dated March 10, 2004 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2004).
10.16*	Amendment Number 5 to Willbros Group, Inc. 1996 Stock Plan (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated July 5, 2006).
10.17*	Amendment Number 6 to Willbros Group, Inc. 1996 Stock Plan dated March 27, 2008 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2008).
10.18*	Amendment Number 7 to Willbros Group, Inc. 1996 Stock Plan dated December 31, 2008 (filed as Exhibit 10.12 to our report on Form 10-K for the year ended December 31, 2008, filed February 26, 2009).
10.19*	Amendment Number 8 to Willbros Group, Inc. 1996 Stock Plan dated March 12, 2009 (filed as Exhibit 10.12 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).
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
10.25*
Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (for awards granted on or after March 12, 2009) (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.26*
Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 1996 Stock Plan (for awards granted on or after March 12, 2009) (filed as Exhibit 10.5 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.27*
Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 1996 Stock Plan (for awards granted on or after March 12, 2009) (filed as Exhibit 10.6 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

10.28*
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

10.37*	Amendment Number 8 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated November 5, 2015.
10.38*
Assumption and General Amendment of Employee Stock Plan and Directors’ Stock Plans and General Amendment of Employee Benefit Programs of Willbros Group, Inc. dated March 3, 2009, between Willbros Group, Inc., a Republic of Panama corporation, and Willbros Group, Inc., a Delaware corporation (filed as Exhibit 10.2 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

10.39*	Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2010).
10.40*
Amendment Number 1 to Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan dated March 22, 2012 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 20, 2012).

10.41*
Amendment Number 2 to Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan dated April 4, 2014 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 15, 2014).

10.42*
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

10.48*	Willbros Group, Inc. 2010 Management Severance Plan for Executives (filed as Exhibit 10.4 to our report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011 (the “2010 Form 10-K”)).
10.49*	Willbros Group, Inc. Management Severance Plan for Executives - Canada (filed as Exhibit 10.49 to our report on Form 10-K for the year ended December 31, 2014, filed March 31, 2015).
10.50*	First Amendment to Willbros Group, Inc. Management Severance Plan for Executives - Canada dated November 5, 2015.
10.51*	Waiver letter dated November 5, 2015, between Willbros Group, Inc. and Michael J. Fournier.
10.52*	Willbros Group, Inc. Management Severance Plan for Senior Management - Canada.

10.53*	Willbros Group, Inc. 2010 Nonqualified Deferred Compensation Plan (filed as Exhibit 10.41 to the 2010 Form 10-K).
10.54*
Employment Agreement dated November 17, 2011, between Willbros United States Holdings, Inc. and Van A. Welch (filed as Exhibit 10 to our current report on Form 8-K dated November 17, 2011, filed November 23, 2011).

10.55*	Letter Agreement dated as of July 16, 2015, between Willbros Group, Inc. and Edward J. Wiegele and amendment thereto dated September 29, 2015.
10.56*	Amended and Restated Management Incentive Compensation Program (Effective May 23, 2011) (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2011, filed August 2, 2011).
10.57*	Consulting Agreement dated December 1, 2015 between Willbros Group, Inc. and John T. McNabb, II.
10.58
Subscription Agreement dated as of March 31, 2015, by and among the Company and the Subscribers listed on Schedule A thereto (filed as Exhibit 10.2 to our current report on Form 8-K dated March 31, 2015, filed April 3, 2015).

10.59
Deferred Prosecution Agreement among Willbros Group, Inc., a Republic of Panama corporation, Willbros International, Inc. and the Department of Justice filed on May 14, 2008 with the United States District Court, Southern District of Texas, Houston Division (filed as Exhibit 10 to our current report on Form 8-K dated May 14, 2008, filed May 15, 2008).

10.60
Settlement Agreement dated March 29, 2012, between West African Gas Pipeline Company Limited, Willbros Global Holdings, Inc. and Willbros Group, Inc. (filed as Exhibit 10.1 to our current report on Form 8-K dated March 29, 2012, filed April 4, 2012).

10.61*	Willbros Group, Inc. 2010 Management Severance Plan for Senior Management.
21	Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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