Form 10-Q
period 2016-03-31
Willbros Group, Inc.\NEW\
filed 2016-05-03
CIK 1449732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.05 par value, outstanding as of April 27, 2016 was 62,630,843.

WILLBROS GROUP, INC.
FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2016

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$51,686	$58,832
Accounts receivable, net	138,893	149,753
Contract cost and recognized income not yet billed	26,307	20,451
Prepaid expenses and other current assets	22,919	19,610
Parts and supplies inventories	1,332	1,383
Assets held for sale	328	3,774
Current assets associated with discontinued operations	1,809	1,247
Total current assets	243,274	255,050
Property, plant and equipment, net	47,641	50,352
Intangible assets, net	84,424	86,862
Restricted cash	42,509	35,212
Other long-term assets	13,524	14,101
Total assets	$431,372	$441,577
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$112,894	$107,709
Contract billings in excess of cost and recognized income	11,061	9,892
Current portion of capital lease obligations	226	469
Notes payable and current portion of long-term debt	399	2,656
Accrued income taxes	3,009	3,108
Other current liabilities	6,662	6,759
Current liabilities associated with discontinued operations	2,719	4,027
Total current liabilities	136,970	134,620
Long-term debt	89,992	92,498
Deferred income taxes	403	120
Other long-term liabilities	36,961	35,516
Long-term liabilities associated with discontinued operations	1,364	1,423
Total liabilities	265,690	264,177
Contingencies and commitments (Note 12)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 105,000,000 shares authorized and 64,461,009 shares issued at March 31, 2016 (63,918,220 at December 31, 2015)	3,215	3,188
Additional paid-in capital	746,480	745,214
Accumulated deficit	(565,413)	(550,262)
Treasury stock at cost, 1,850,333 shares at March 31, 2016 (1,828,586 at December 31, 2015)	(14,774)	(14,731)
Accumulated other comprehensive loss	(3,826)	(6,009)
Total stockholders’ equity	165,682	177,400
Total liabilities and stockholders’ equity	$431,372	$441,577
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Contract revenue	$199,030	$250,354
Operating expenses:
Contract costs	185,231	242,504
Amortization of intangibles	2,438	2,471
General and administrative	17,134	23,654
Other charges	3,688	3,010
	208,491	271,639
Operating loss	(9,461)	(21,285)
Non-operating expenses:
Interest expense, net	(3,547)	(8,297)
Debt covenant suspension and extinguishment charges	(63)	(35,869)
Other, net	(60)	(97)
	(3,670)	(44,263)
Loss from continuing operations before income taxes	(13,131)	(65,548)
Provision (benefit) for income taxes	167	(20,604)
Loss from continuing operations	(13,298)	(44,944)
Income (loss) from discontinued operations net of provision for income taxes	(1,853)	35,120
Net loss	$(15,151)	$(9,824)
Basic income (loss) per share attributable to Company shareholders:
Loss from continuing operations	$(0.22)	$(0.90)
Income (loss) from discontinued operations	(0.03)	0.70
Net loss	$(0.25)	$(0.20)
Diluted income (loss) per share attributable to Company shareholders:
Loss from continuing operations	$(0.22)	$(0.90)
Income (loss) from discontinued operations	(0.03)	0.70
Net loss	$(0.25)	$(0.20)
Weighted average number of common shares outstanding:
Basic	60,756,314	49,819,388
Diluted	60,756,314	49,819,388
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(15,151)	$(9,824)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	1,778	(4,651)
Changes in derivative financial instruments	405	(490)
Total other comprehensive income (loss), net of tax	2,183	(5,141)
Total comprehensive loss	$(12,968)	$(14,965)
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(15,151)	$(9,824)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	1,853	(35,120)
Depreciation and amortization	5,688	7,445
Debt covenant suspension and extinguishment charges	63	35,869
Stock-based compensation	1,293	1,612
Amortization of debt issuance costs	152	161
Non-cash interest expense	644	—
Provision (benefit) for deferred income taxes	175	(36)
(Gain) loss on disposal of property and equipment	(874)	1,586
Loss on sale of subsidiary	123	—
Provision for (recovery of) bad debts	(22)	91
Changes in operating assets and liabilities:
Accounts receivable, net	10,400	33,890
Contract cost and recognized income not yet billed	(5,498)	10,522
Prepaid expenses and other current assets	(3,222)	1,471
Accounts payable and accrued liabilities	3,868	(9,421)
Accrued income taxes	(134)	(139)
Contract billings in excess of cost and recognized income	1,140	(3,698)
Other assets and liabilities, net	1,866	263
Cash provided by operating activities of continuing operations	2,364	34,672
Cash used in operating activities of discontinued operations	(3,782)	(37,673)
Cash used in operating activities	(1,418)	(3,001)
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	1,132	430
Proceeds from sale of subsidiaries	5,775	85,741
Purchases of property, plant and equipment	(492)	(1,296)
Deposit of restricted cash	(7,297)	—
Cash provided by (used in) investing activities of continuing operations	(882)	84,875
Cash used in investing activities of discontinued operations	—	(702)
Cash provided by (used in) investing activities	(882)	84,173
Cash flows from financing activities:
Proceeds from revolver and notes payable	287	30,718
Payments on capital leases	(243)	(218)
Payments of revolver and notes payable	—	(30,279)
Payments on term loan facility	(3,128)	(65,537)
Cost of debt issuance	(2,306)	(527)
Payments to reacquire common stock	(43)	(162)
Cash used in financing activities of continuing operations	(5,433)	(66,005)
Cash provided by financing activities of discontinued operations	—	1,382
Cash used in financing activities	(5,433)	(64,623)
Effect of exchange rate changes on cash and cash equivalents	587	(834)
Net increase (decrease) in cash and cash equivalents	(7,146)	15,715
Cash and cash equivalents of continuing operations at beginning of period	58,832	22,565
Cash and cash equivalents of discontinued operations at beginning of period	—	708
Cash and cash equivalents at beginning of period	58,832	23,273
Cash and cash equivalents at end of period	51,686	38,988
Less: cash and cash equivalents of discontinued operations at end of period	—	627
Cash and cash equivalents of continuing operations at end of period	$51,686	$38,361
Supplemental disclosures of cash flow information:
Cash paid for interest (including discontinued operations)	$1,802	$8,324
Cash paid for income taxes (including discontinued operations)	$156	$813
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
2. Basis of Presentation
Condensed Consolidated Financial Information
The accompanying Condensed Consolidated Balance Sheet as of December 31, 2015, which has been derived from audited Consolidated Financial Statements, and the unaudited Condensed Consolidated Financial Statements as of March 31, 2016 and 2015, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. However, the Company believes the presentations and disclosures herein are adequate to make the information not misleading. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s December 31, 2015 audited Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
In the opinion of management, the unaudited Condensed Consolidated Financial Statements reflect all recurring adjustments necessary to fairly state the financial position as of March 31, 2016, and the results of operations and cash flows of the Company for all interim periods presented. The results of operations and cash flows for the three months ended March 31, 2016 are not necessarily indicative of the operating results and cash flows to be achieved for the full year.
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
Reclassifications
Certain reclassifications have been made to prior period amounts to conform the current period financial statement presentation. These reclassifications primarily relate to the presentation of the 2015 sale of the Company's Professional Services segment including the Company's previously sold subsidiaries, Willbros Engineers, LLC and Willbros Heater Services, LLC ("Downstream Professional Services"), Premier Utility Services, LLC ("Premier") and UtilX Corporation ("UtilX") as discontinued operations. For additional information, see Note 15 - Discontinued Operations.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. New Accounting Standards

Recently Adopted Accounting Standards
In November 2015, the Financial Accounting Standards Board "FASB") issued Accounting Standards Update ("ASU") 2015-17, which requires deferred tax assets and liabilities, as well as related valuation allowances, to be classified as non-current. ASU 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted as of the beginning of an interim or annual period. The Company adopted ASU 2015-17 in the first quarter of 2016 and applied the standard retroactively for all periods presented. As a result of this adoption, current deferred taxes and non-current deferred taxes decreased $2.3 million at December 31, 2015 in the Company's Condensed Consolidated Balance Sheet.
In April 2015, the FASB issued ASU 2015-03 which changes the presentation of debt issuance costs with the requirement that debt issuance costs related to a debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016. The Company adopted ASU 2015-03 in the first quarter of 2016 and applied the standard retroactively for all periods presented. The application of the standard did not have a material impact on the Company's Condensed Consolidated Balance Sheet.
Accounting Standards Not Yet Adopted
In March 2016, the FASB issued ASU 2016-09 that changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods with early adoption permitted. The Company is assessing the impact of the standard on its Condensed Consolidated Financial Statements.
In February 2016, the FASB issued ASU 2016-02 that requires companies that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those assets. The standard is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted for financial statements of fiscal years or interim periods that have not been previously issued. The Company is assessing the impact of the standard on its Condensed Consolidated Financial Statements.
In May 2014, the FASB and the IASB issued ASU 2014-09 surrounding the recognition of revenue from contracts with customers. Under the new standard, a company will recognize revenue when it satisfies a performance obligation by transferring a promised good or service to a customer. Revenue will be recognized at an amount that reflects the consideration it expects to receive in exchange for those goods and services. The standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Originally, the standard was to be effective, on either a full retrospective or a modified retrospective basis, for interim and annual periods beginning on or after December 15, 2017; however, in August 2015, the FASB deferred the effective date of the standard to December 15, 2018 with early adoption permitted. The Company is still assessing the impact of the standard on its Condensed Consolidated Financial Statements.

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
Contract cost and recognized income not yet billed and related amounts billed as of March 31, 2016 and December 31, 2015 was as follows (in thousands):

	March 31, 2016	December 31, 2015
Cost incurred on contracts in progress	$454,133	$567,144
Recognized income	15,232	50,812
	469,365	617,956
Progress billings and advance payments	(454,119)	(607,397)
	$15,246	$10,559
Contract cost and recognized income not yet billed	$26,307	$20,451
Contract billings in excess of cost and recognized income	(11,061)	(9,892)
	$15,246	$10,559
Contract cost and recognized income not yet billed includes $0.9 million and $0.8 million at March 31, 2016 and December 31, 2015, respectively, on completed contracts.
The balances billed but not paid by customers pursuant to retainage provisions in certain contracts are generally due upon completion of the contracts and acceptance by the customer. Based on the Company’s experience with similar contracts in recent years, the majority of the retainage balances at each balance sheet date are expected to be collected within the next 12 months. Current retainage balances at March 31, 2016 and December 31, 2015, were approximately $20.7 million and $25.3 million, respectively, and are included in “Accounts receivable, net” in the Condensed Consolidated Balance Sheets. There were no retainage balances with settlement dates beyond the next 12 months at March 31, 2016 and December 31, 2015.
5. Intangible Assets
The Company's intangible assets with finite lives include customer relationships and trade names and are predominantly within the Utility T&D segment. The changes in the carrying amounts of intangible assets for the three months ended March 31, 2016 are detailed below (in thousands):

	Customer Relationships	Trademark / Tradename	Total
Balance as of December 31, 2015	$82,044	$4,818	$86,862
Amortization	(2,171)	(267)	(2,438)
Balance as of March 31, 2016	$79,873	$4,551	$84,424
Weighted average remaining amortization period	9.2 years	4.3 years
Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 15 years.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Intangible Assets (continued)

Estimated amortization expense for the remainder of 2016 and each of the subsequent five years and thereafter is as follows (in thousands):

Fiscal year:
Remainder of 2016	$7,316
2017	9,754
2018	9,754
2019	9,754
2020	9,135
2021	8,597
Thereafter	30,114
Total amortization	$84,424
6. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31, 2016	December 31, 2015
Trade accounts payable	$46,686	$48,501
Payroll and payroll liabilities	19,593	14,914
Accrued contract costs	17,238	17,571
Self-insurance accrual	12,115	12,128
Other accrued liabilities	17,262	14,595
Total accounts payable and accrued liabilities	$112,894	$107,709
7. Long-term Debt
Long-term debt as of March 31, 2016 and December 31, 2015 was as follows (in thousands):

	March 31, 2016	December 31, 2015
2014 Term Loan Facility, net of unamortized discount and debt issuance costs of $6,381 and $4,459.	$90,104	$95,154
Revolver borrowings	—	—
Capital lease obligations	226	469
Other obligations	287	—
Total debt	90,617	95,623
Less: current portion	(625)	(3,125)
Long-term debt, net	$89,992	$92,498
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
The term loans bear interest at the “Adjusted Base Rate” plus an applicable margin of 8.75 percent, or the “Eurodollar Rate” plus an applicable margin of 9.75 percent. The interest rate in effect at March 31, 2016 and December 31, 2015 was 11 percent, comprised of an applicable margin of 9.75 percent for Eurodollar rate loans plus a LIBOR floor of 1.25 percent.
The Company made early payments of $3.1 million and $64.8 million against its 2014 Term Loan Facility during the three months ended March 31, 2016 and 2015, respectively. As a result of these early payments, the Company recorded debt extinguishment charges of $0.1 million and $1.6 million, respectively, which consisted of prepayment fees of 2 percent and the write-off of debt issuance costs.
Since December 31, 2014, the Company has significantly reduced the balance under the 2014 Term Loan Facility.  Under the provisions of the 2014 Term Credit Agreement, with respect to prepayments made from inception of the Term Loan through March 31, 2016, the Company has not been required to pay prepayment premiums in respect of the “makewhole amount.” However, future prepayments or refinancing of the balance of the 2014 Term Loan Facility will, in most cases, require the Company to pay a prepayment premium equal to the makewhole amount.  The makewhole amount is calculated as the present value of all interest payments that would have been made on the amount prepaid from the date of the prepayment to December 15, 2019 (or June 15, 2019 if the prepayment is made on or after June 15, 2018) at a rate per annum equal to the sum of 9.75 percent plus the greater of 1.25 percent and the Eurodollar rate in effect on the date of the repayment.
2013 ABL Credit Facility
On August 7, 2013, the Company entered into five-year asset based senior revolving credit facility maturing on August 7, 2018 with Bank of America, N.A. serving as sole administrative agent for the lenders thereunder, collateral agent, issuing bank and swingline lender (as amended, the “2013 ABL Credit Facility”).
The aggregate amount of commitments for the 2013 ABL Credit Facility is currently comprised of $80.0 million for the U.S. facility (the “U.S. Facility”) and $20.0 million for the Canadian facility (the “Canadian Facility”). The 2013 ABL Credit Facility includes a sublimit of $80.0 million for letters of credit. The borrowers under the U.S. Facility consist of all of the Company’s U.S. operating subsidiaries with assets included in the borrowing base, and the U.S. Facility is guaranteed by Willbros Group, Inc. and its material U.S. subsidiaries, other than excluded subsidiaries. The borrower under the Canadian Facility is Willbros Construction Services (Canada) LP, and the Canadian Facility is guaranteed by Willbros Group, Inc. and all of its material U.S. and Canadian subsidiaries, other than excluded subsidiaries.
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
The Company is also required, as part of its borrowing base calculation, to include a minimum of $25.0 million of the net proceeds of the sale of Bemis, LLC and the balance of the Professional Services segment as eligible pledged cash. The Company has included $40.0 million as eligible pledged cash (collateralized for a portion of its letters of credit) in its March 31, 2016 borrowing base calculation, which is included in the line item "Restricted cash" on the Consolidated Balance Sheet.
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
On March 31, 2015, (the "First Amendment Closing Date") and on March 1, 2016, the Company amended the 2014 Term Credit Agreement pursuant to a First Amendment (the "First Amendment") and a Third Amendment (the "Third Amendment"). These amendments, among other things, suspended the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the period from December 31, 2014 through June 30, 2016 (the "Covenant Suspension Periods") and provided that any failure by the Company to comply with the Maximum Total Leverage Ratio or Minimum Interest Coverage Ratio during the Covenant Suspension Periods shall not be deemed to result in a default or event of default.
In consideration of the initial suspension of the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio, the Company issued 10.1 million shares, which was equivalent to 19.9 percent of the outstanding shares of common stock immediately prior to the First Amendment Closing Date, to KKR Lending Partners II L.P. and other entities indirectly advised by KKR Credit Advisers (US) LLC. In connection with this transaction, the Company recorded debt covenant suspension charges of approximately $33.5 million which represented the fair value of the 10.1 million outstanding shares of common stock issued, multiplied by the closing stock price on the First Amendment Closing Date. In addition, the Company recorded debt extinguishment charges of approximately $0.8 million related to the write-off of debt issuance costs associated with the Company's 2014 Term Credit Agreement.
Under the Third Amendment, the Maximum Total Leverage Ratio decreases to 4.50 to 1.00 as of September 30, 2016 and December 31, 2016, 3.25 to 1.00 as of March 31, 2017 and 3.00 to 1.00 as of June 30, 2017 and thereafter. The Minimum Interest Coverage Ratio increases to 1.75 to 1.00 as of September 30, 2016 and December 31, 2016, 2.50 to 1.00 as of March 31, 2017 and 2.75 to 1.00 as of June 30, 2017 and thereafter. The Third Amendment further provides that, solely for the four quarter fiscal period ending September 30, 2016, Consolidated EBITDA shall be equal to the sum of Consolidated EBITDA for the fiscal quarters ending June 30, 2016 and September 30, 2016, multiplied by two. In consideration for the Third

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Long-term Debt (continued)

Amendment, the Company paid an amendment fee of approximately $2.3 million in the first quarter of 2016. The amendment fee is recorded as a direct deduction from the carrying amount of the 2014 Term Loan Facility in accordance with ASU 2015-03, which the Company retroactively adopted effective January 1, 2016. The Company is amortizing the amendment fee through the maturity date of the 2014 Term Loan Facility, using the effective interest method.
On September 28, 2015, the Company further amended the 2014 Term Credit Agreement, pursuant to a Second Amendment (the "Second Amendment"). The Second Amendment permits discrete asset sales by the Company and its subsidiaries, including the sale of the Company's Professional Services segment, which was finalized on November 30, 2015.
The Company is also required to pay a repayment fee on the maturity date of the 2014 Term Loan Facility equal to 5.0 percent of the aggregate principal amount outstanding on the maturity date. The repayment fee was contingent upon the sale of the Company's Professional Services segment, which was sold on November 30, 2015. As a result, the Company is amortizing the repayment fee as a discount, from that date through the maturity date of the 2014 Term Loan Facility, using the effective interest method. The unamortized amount of the repayment fee is $4.0 million and $4.3 million at March 31, 2016 and December 31, 2015, respectively.
The Company's primary sources of funds are its cash on hand, cash flow from operations and borrowings under the 2013 ABL Credit Facility. Based on current forecasts, through a combination of these sources, the Company expects to have sufficient liquidity and capital resources to meet its obligations for at least the next twelve months. However, the Company can make no assurance regarding its ability to achieve its forecasts.
As of March 31, 2016, the Company did not have any outstanding revolver borrowings. The Company's unused availability under its March 31, 2016 borrowing base certificate was $47.1 million on a borrowing base of $54.2 million and outstanding letters of credit of $47.1 million, of which $40.0 million was cash collateralized. If the Company’s unused availability under the 2013 ABL Credit Facility is less than the greater of (i) 15.0 percent of the revolving commitments or $15.0 million for five consecutive days, or (ii) 12.5 percent of the revolving commitments or $12.5 million at any time, or upon the occurrence of certain events of default under the 2013 ABL Credit Facility, the Company is subject to increased reporting requirements, the administrative agent shall have exclusive control over any deposit account, the Company will not have any right of access to, or withdrawal from, any deposit account, or any right to direct the disposition of funds in any deposit account, and amounts in any deposit account will be applied to reduce the outstanding amounts under the 2013 ABL Credit Facility. In addition, if the Company's unused availability under the 2013 ABL Credit Facility is less than the amounts described above, the Company would be required to comply with a Minimum Fixed Charge Coverage Ratio of 1.15 to 1.00. Based on its current forecasts, the Company does not expect its unused availability under the 2013 ABL Credit Facility to be less than the amounts described above and therefore does not expect the Minimum Fixed Charge Coverage Ratio to be applicable over the next twelve months. If the Minimum Fixed Charge Coverage Ratio were to become applicable, the Company would not expect to be in compliance over the next twelve months and would therefore be in default under its credit agreements.
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Long-term Debt (continued)

Fair Value of Debt
The estimated fair value of the Company’s debt instruments as of March 31, 2016 and December 31, 2015 was as follows (in thousands):

	March 31, 2016	December 31, 2015
2014 Term Loan Facility	$95,068	$98,044
Revolver borrowings	—	—
Capital lease obligations	226	469
Other obligations	287	—
Total fair value of debt instruments	$95,581	$98,513
The 2014 Term Loan Facility, revolver borrowings under the 2013 ABL Credit Facility and capital lease obligations are classified within Level 2 of the fair value hierarchy. The fair value of the 2014 Term Loan Facility has been estimated using discounted cash flow analyses based on the Company’s incremental borrowing rate for similar borrowing arrangements.
8. Income Taxes
The effective tax rate on continuing operations was a negative 1.3 percent and a negative 31.4 percent for the three months ended March 31, 2016 and 2015, respectively. There is no tax benefit or expense for discrete items for the three months ended March 31, 2016. Tax expense for the three months ended March 31, 2016 was $0.2 million, due to Canadian Tax and the Texas Margins Tax. The Company has reserved for the benefit of current year losses in the United States. As of March 31, 2016, U.S. federal and state deferred tax assets continue to be covered by valuation allowances. The ultimate realization of deferred tax assets is dependent upon the generation of future U.S. taxable income. The Company considers the impacts of reversing taxable temporary differences, future forecasted income and available tax planning strategies when evaluating whether deferred tax assets are more likely than not to be realized.
The Company's interim tax provision has been estimated using the discrete method, which was based on statutory tax rates applied to pre-tax income as adjusted for permanent differences such as transfer pricing differences between generally accepted accounting principles and local country tax. The Company believes that this method yields a more reliable income tax calculation for interim periods.
It is reasonably possible the unrecognized tax benefits may change between $0.0 million to $3.0 million within the next twelve months as a result of settling tax examinations related to 2008-2011.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Stockholders' Equity

Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Three Months Ended March 31, 2016 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income (loss)
Balance as of December 31, 2015	$(1,965)	$(4,044)	$(6,009)
Other comprehensive income before reclassifications	1,778	—	1,778
Amounts reclassified from accumulated other comprehensive income	—	405	405
Net current-period other comprehensive income	1,778	405	2,183
Balance as of March 31, 2016	$(187)	$(3,639)	$(3,826)

	Three Months Ended March 31, 2015 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income (loss)
Balance as of December 31, 2014	$6,863	$(4,075)	$2,788
Other comprehensive loss before reclassifications	(4,651)	(979)	(5,630)
Amounts reclassified from accumulated other comprehensive loss	—	489	489
Net current-period other comprehensive loss	(4,651)	(490)	(5,141)
Balance as of March 31, 2015	$2,212	$(4,565)	$(2,353)

Reclassifications From Accumulated Other Comprehensive Income (Loss)

Three Months Ended March 31, 2016 (in thousands)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$405	Interest expense, net
Total	$405

Three Months Ended March 31, 2015 (in thousands)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$489	Interest expense, net
Total	$489
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Income (Loss) Per Share (continued)

Basic and diluted income (loss) per common share from continuing operations is computed as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2016	2015
Net loss from continuing operations applicable to common shares (numerator for basic and diluted calculation)	$(13,298)	$(44,944)
Weighted average number of common shares outstanding for basic loss per share	60,756,314	49,819,388
Weighted average number of potentially dilutive common shares outstanding	—	—
Weighted average number of common shares outstanding for diluted loss per share	60,756,314	49,819,388
Loss per common share from continuing operations:
Basic	$(0.22)	$(0.90)
Diluted	$(0.22)	$(0.90)

The Company has excluded shares potentially issuable under the terms of use of the securities listed below from the computation of diluted income per share, as the effect would be anti-dilutive:

	Three Months Ended March 31,
	2016	2015
Stock options	50,000	227,750
Restricted stock and restricted stock units	574,009	571,137
	624,009	798,887
11. Segment Information
The following tables reflect the Company’s operations by reportable segment for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31, 2016
	Oil & Gas	Utility T&D	Canada	Unallocated Corporate Costs	Eliminations	Consolidated
Contract revenue	$59,335	$97,289	$42,492	$—	$(86)	$199,030
Contract costs	59,843	86,788	38,686	—	(86)	185,231
Amortization of intangibles	48	2,390	—	—	—	2,438
General and administrative	6,693	5,613	4,828	—	—	17,134
Other charges	1,828	1,294	566	—	—	3,688
Operating income (loss)	$(9,077)	$1,204	$(1,588)	$—	$—	(9,461)
Non-operating expenses						(3,670)
Provision for income taxes						167
Loss from continuing operations						(13,298)
Loss from discontinued operations, net of provision for income taxes						(1,853)
Net loss						$(15,151)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Segment Information (continued)

	Three Months Ended March 31, 2015
	Oil & Gas	Utility T&D	Canada	Unallocated Corporate Costs	Eliminations	Consolidated
Contract revenue	$76,440	$86,986	$87,009	$—	$(81)	$250,354
Contract costs	77,386	83,167	82,032	—	(81)	242,504
Amortization of intangibles	81	2,390	—	—	—	2,471
General and administrative	9,119	5,597	5,800	3,138	—	23,654
Other charges	829	692	692	797	—	3,010
Operating loss	$(10,975)	$(4,860)	$(1,515)	$(3,935)	$—	(21,285)
Non-operating expenses						(44,263)
Benefit for income taxes						(20,604)
Loss from continuing operations						(44,944)
Income from discontinued operations, net of provision for income taxes						35,120
Net loss						$(9,824)
Total assets by segment as of March 31, 2016 and December 31, 2015 are presented below (in thousands):

	March 31, 2016	December 31, 2015
Oil & Gas	$66,258	$78,623
Utility T&D	205,963	202,836
Canada	56,741	69,816
Corporate	100,601	89,055
Total assets, continuing operations	$429,563	$440,330
12. Contingencies, Commitments and Other Circumstances
Contingencies
Litigation and Regulatory Matters Related to the Company’s October 21, 2014 Press Release Announcing the Restatement of Condensed Consolidated Financial Statements for the Quarterly Period Ended June 30, 2014
After the Company announced it would be restating its Condensed Consolidated Financial Statements for the quarterly period ended June 30, 2014, a complaint was filed in the United States District Court for the Southern District of Texas ("USDC") on October 28, 2014 seeking class action status on behalf of purchasers of the Company’s stock and alleging damages on their behalf arising from the matters that led to the restatement. The original defendants in the case were the Company, its former chief executive officer, Robert R. Harl, and its current chief financial officer. On January 31, 2015, the court named two employee retirement systems as Lead Plaintiffs. On March 31, 2015, a consolidated complaint was filed in which John T. McNabb, II, the former chief executive officer who had succeeded Mr. Harl, was added as a defendant. On June 15, 2015, a second amended consolidated complaint was filed. The complaint in the case, now entitled In re Willbros Group, Inc. Securities Litigation, alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, arising out of the restatements of the Company’s first and second quarter 2014 financial statements, its statements regarding debt compliance and liquidity, the decision to shut down the regional business, the delay in filing the 2014 10-K, and the determination that a material weakness existed as of December 31, 2014, and seeks unspecified damages. On July 27, 2015, the Company filed a motion to dismiss the case, which is still pending. The Company is not able at this time to determine the likelihood of loss, if any, arising from this matter. The Company believes the claims are without merit and intends to defend against them vigorously.
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

Company naming certain current and former officers and members of the Company's board of directors as defendants and the Company as a nominal defendant. The lawsuit alleged that the officer and board member defendants breached their fiduciary duties by permitting the Company's internal controls to be inadequate, failing to prevent the restatements, wasting corporate assets, and alleged that the defendants were unjustly enriched. The defendants sought dismissal of the lawsuit on the grounds that the plaintiff failed to make demand upon the Company’s board to bring the lawsuit and on February 23, 2016, the court sustained the defendants' motion and dismissed the lawsuit with prejudice. On March 10, 2016, the plaintiff filed a motion for reconsideration and asked the court for leave to amend its lawsuit. The court granted the plaintiff’s motion in part, allowing an amended petition, which was filed on April 18, 2016. The amended petition adds Ravi Kumararatne as a plaintiff and claims for breach of fiduciary duty against the former officers and officer and board of director defendants related to the departure of former Company executives, financial controls and compliance with the Company's debt covenants. The Company believes the claims are without merit and will seek dismissal of the lawsuit on the grounds the plaintiffs failed to make demand upon the Company’s board to bring the lawsuit.
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
Commitments
From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds and financial guarantees. Contracts with the Company’s customers may require the Company to secure letters of credit or surety bonds to secure the Company’s performance of contracted services. In such cases, the letters of credit or bond commitments can be called upon in the event of the Company's failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or surety bonds in lieu of contract retention provisions, where the client otherwise withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention letters of credit or bond commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. The Company also issues letters of credit from time-to-time to secure deductible obligations under its workers compensation, automobile and general liability policies. At March 31, 2016, the Company had approximately $47.1 million of outstanding letters of credit. This amount represents the maximum amount of payments the Company could be required to make if these letters of credit are drawn upon. Additionally, the Company issues surety bonds (primarily performance in nature) that are customarily required by commercial terms on construction projects. At March 31, 2016, these bonds outstanding had a face value at $164.0 million. This amount represents the bond penalty amount of future payments the Company could be required to make if the Company fails to perform its obligations under such contracts. The performance bonds do not have a stated expiration date; rather, each is released when the Company's performance of the contract is accepted by the owner. The Company’s maximum exposure as it relates to the value of the bonds outstanding is lowered on each bonded project as the cost to complete is reduced. As of March 31, 2016, no liability has been recognized for letters of credit or surety bonds.
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
There were no transfers between levels in the first quarter of 2016 and 2015.
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, notes payable and long-term debt. The fair value estimates of the Company’s financial instruments have been determined using available market information and appropriate valuation methodologies and approximate carrying value.
Hedging Arrangements
The Company is exposed to market risk associated with changes in non-U.S. (primarily Canada) currency exchange rates. To mitigate its risk, the Company may borrow Canadian dollars under its Canadian Facility to settle U.S. dollar account balances.
The Company attempts to negotiate contracts that provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no forward contracts or options at March 31, 2016 or December 31, 2015.
The Company is subject to interest rate risk on its debt and investment of cash and cash equivalents arising in the normal course of business and had previously entered into hedging arrangements to fix or otherwise limit the interest cost of its variable interest rate borrowings. The Company does not engage in speculative trading strategies.
Termination of Interest Rate Swap Agreement
In August 2013, the Company entered into an interest rate swap agreement (the "Swap Agreement") for a notional amount of $124.1 million to hedge changes in the variable rate interest expense on $124.1 million of its existing or replacement LIBOR indexed debt. The Swap Agreement was designated and qualified as a cash flow hedging instrument with the effective portion of the Swap Agreement's change in fair value recorded in Other Comprehensive Income ("OCI"). The Swap Agreement was highly effective in offsetting changes in interest expense and no hedge ineffectiveness was recorded in the Consolidated Statements of Operations. The Swap Agreement was terminated in the third quarter of 2015 for $5.7 million, which was recorded in OCI as fair value. In the fourth quarter of 2015, the Company made an early payment of $93.6 million against its 2014 Term Loan Facility and therefore reclassified approximately $1.2 million of the fair value of the Swap Agreement from OCI to interest expense. In the first quarter of 2016, the Company made an early payment of $3.1 million against its 2014 Term Loan Facility and therefore reclassified approximately $0.1 million of the fair value of the Swap Agreement from OCI to interest expense. The remaining fair value of the Swap Agreement included in OCI will be reclassified to interest expense over the remaining life of the underlying debt with approximately $1.1 million expected to be recognized in the coming twelve months.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Other Charges

The following table reflects the Company's other charges for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Equipment and facility lease abandonment	$3,295	$—
Loss on sale of subsidiary (1)	123	—
Loss on sale of corporate asset	—	1,979
Employee severance charges	57	283
Restatement costs (2)	35	476
Accelerated stock vesting	178	272
Total	$3,688	$3,010

(1) Attributed to the sale of the Oil & Gas segment's fabrication business that was finalized in the first quarter of 2016. In the fourth quarter of 2015, the Company recorded an impairment charge of $2.0 million in relation to this business.
(2) Includes accounting and legal fees associated with the investigation of the root cause behind the deterioration of certain construction projects within the Oil & Gas segment, which led to the restatements of the Company's Condensed Consolidated Financial Statements for the quarterly periods ended March 31, 2014 and June 30, 2014.
Activity in the accrual related to the equipment and facility lease abandonment charges during the three months ended March 31, 2016 is as follows (in thousands):

	Oil & Gas	Canada	Utility T&D	Corporate	Discontinued Operations	Total
Accrued cost at December 31, 2015	$1,434	$181	$626	$4,163	$1,996	$8,400
Costs recognized	1,013	—	—	2,401	—	3,414
Cash payments	(238)	(22)	(51)	(326)	(585)	(1,222)
Non-cash charges (1)	—	—	—	45	384	429
Change in estimates	(119)	—	—	—	—	(119)
Accrued cost at March 31, 2016	$2,090	$159	$575	$6,283	$1,795	$10,902

(1) Non-cash charges consist of accretion expense.
The Company will continue to evaluate the need for additional equipment and facility lease abandonment charges, including the adequacy of its existing accrual, as conditions warrant.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Discontinued Operations

The following disposals qualify for discontinued operations treatment under ASU 2014-08, which the Company adopted on January 1, 2015.
Professional Services
On November 30, 2015, the Company sold the balance of its Professional Services segment to TRC Companies ("TRC") for $130.0 million in cash, subject to working capital and other adjustments. At closing, TRC held back $7.5 million from the purchase price (the "Holdback Amount") until the Company effects the novation of a customer contract from one of the subsidiaries sold in the transaction to the Company (or obtains written approval of a subcontract of all the work that is the subject of such contract) and obtains certain consents. If such novation, subcontract or consents were not approved by March 15, 2016, TRC would pay the Holdback Amount to the Company. In the first quarter of 2016, the Company received $2.4 million of the Holdback Amount from TRC.
In connection with this transaction, the Company recorded a net gain on sale of $97.0 million during the fourth quarter of 2015. In the first quarter of 2016, the Company recorded a $1.5 million charge against the net gain on sale in relation to a working capital adjustment. The Company continues to evaluate the need for any additional working capital adjustments that would further impact the net gain on sale previously recorded.
Certain assets and liabilities associated with one Professional Services contract were retained by the Company and have been excluded from the transaction.
In 2015, and prior to the sale of the balance of the Professional Services segment, the Company sold the following three subsidiaries that were historically part of the Professional Services segment.
Downstream Professional Services
On June 12, 2015, the Company sold all of its issued and outstanding equity of Downstream Professional Services to BR Engineers, LLC for approximately $10.0 million in cash. The closing consideration is subject to working capital and other typical post-closing adjustments. In connection with this transaction, the Company recorded a net loss on sale of $2.2 million during the second quarter of 2015.
Premier
On March 31, 2015, the Company sold all of its membership units in Premier to USIC Locating Services, LLC for approximately $51.0 million in cash, of which $4.0 million was deposited into an escrow account for a period of up to eighteen months to cover post-closing adjustments and any indemnification obligations of the Company. The closing consideration is subject to typical post-closing adjustments. In connection with this transaction, the Company recorded a net gain on sale of $37.1 million during the first quarter of 2015.
UtilX
On March 17, 2015, the Company sold all of its equity interests of UtilX to Novinium, Inc. for approximately $40.0 million in cash, of which $0.5 million was deposited into an escrow account for a period of six months to cover post-closing adjustments and any indemnification obligations of the Company. In connection with this transaction, the Company recorded a net gain on sale of $21.4 million during the first quarter of 2015. The Company subsequently reported post-closing adjustments in 2015 against the net gain on sale related to the release of the $0.5 million escrow and a $0.6 million arbitrator settlement of a working capital dispute.
Hawkeye
In the fourth quarter of 2013, the Company sold certain assets comprising its Hawkeye business to Elecnor Hawkeye,
LLC, a subsidiary of Elecnor, Inc. (“Elecnor”). The Maine Power Reliability Program Project was retained by the Company and subsequently completed in 2015.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Discontinued Operations (continued)

Results of Discontinued Operations
Condensed Statements of Operations with respect to discontinued operations are as follows (in thousands):

	Three Months Ended March 31, 2016
	Professional Services	Hawkeye	Total
Contract revenue	$1,124	$—	$1,124
Contract costs	1,070	—	1,070
Loss on sale of subsidiary	1,545	—	1,545
General and administrative	361	—	361
Operating loss	(1,852)	—	(1,852)
Non-operating expenses	1	—	1
Pre-tax loss	(1,853)	—	(1,853)
Provision for income taxes	—	—	—
Loss from discontinued operations	$(1,853)	$—	$(1,853)

	Three Months Ended March 31, 2015
	Professional Services	Hawkeye	Total
Contract revenue	$96,578	$921	$97,499
Contract costs	85,139	919	86,058
Amortization of intangibles	624	—	624
Gain on sale of subsidiaries	(58,549)	—	(58,549)
General and administrative	11,978	412	12,390
Other charges	940	—	940
Operating income (loss)	56,446	(410)	56,036
Non-operating income (expenses)	12	(17)	(5)
Pre-tax income (loss)	56,434	(393)	56,041
Provision for income taxes	20,921	—	20,921
Income (loss) from discontinued operations	$35,513	$(393)	$35,120

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Discontinued Operations (continued)

Condensed Balance Sheets with respect to discontinued operations are as follows (in thousands):

	March 31, 2016
	Professional Services	Hawkeye	Total
Accounts receivable, net	$684	$—	$684
Contract cost and recognized income not yet billed	1,124	—	1,124
Prepaid expenses and other current assets	1	—	1
Total assets associated with discontinued operations	1,809	—	1,809

Accounts payable and accrued liabilities	169	449	618
Contract billings in excess of costs and recognized income	1,216	—	1,216
Other current liabilities	885	—	885
Other long-term liabilities	1,364	—	1,364
Total liabilities associated with discontinued operations	3,634	449	4,083

Net liabilities of discontinued operations	$(1,825)	$(449)	$(2,274)

	December 31, 2015
	Professional Services	Hawkeye	Total
Accounts receivable, net	$313	$9	$322
Contract cost and recognized income not yet billed	924	—	924
Prepaid expenses and other current assets	—	1	1
Total assets associated with discontinued operations	1,237	10	1,247

Accounts payable and accrued liabilities	815	452	1,267
Contract billings in excess of costs and recognized income	1,457	—	1,457
Other current liabilities	1,303	—	1,303
Other long-term liabilities	1,423	—	1,423
Total liabilities associated with discontinued operations	4,998	452	5,450

Net liabilities of discontinued operations	$(3,761)	$(442)	$(4,203)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2016 and 2015, included in Item 1 of Part I of this Form 10-Q, and the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

OVERVIEW

Company Information
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
Our Oil & Gas segment provides construction, maintenance and lifecycle extension services to the midstream markets. These services include pipeline construction to support the transportation and storage of hydrocarbons, including gathering, lateral and main-line pipeline systems, as well as, facilities construction such as pump stations, flow stations, gas compressor stations and metering stations. In addition, the Oil & Gas segment provides integrity construction, pipeline systems maintenance, and tank services to a number of different customers.
Our Utility T&D segment provides a wide range of services in electric and natural gas transmission and distribution, including comprehensive engineering, procurement, maintenance and construction, repair and restoration of utility infrastructure.
Our Canada segment provides construction, maintenance and fabrication services, including integrity and supporting civil work, general mechanical and facility construction, API storage tanks, general and modular fabrication, along with electrical and instrumentation projects serving the Canadian energy industry.
General economic and market conditions such as the prolonged decline in oil prices, coupled with the highly competitive nature of our industry, continue to result in pricing pressure on the services we provide in our Oil & Gas and Canada segments.
Looking Forward
During the first quarter of 2016, we continued to experience a strong market for our transmission and distribution business and ongoing uncertainty in the energy sector. Lower natural gas prices, volatility in oil prices and an unprecedented decline in the rig count have prompted customers in our Oil & Gas and Canada segments to reassess their capital budgets and become more disciplined in reviewing additional investment in their oil and gas infrastructure projects. Certain projects have been deferred, or in some cases canceled, as customers focus on necessary maintenance work and look to preserve cash until commodity prices stabilize at higher levels.. Recognizing these factors, we have taken action to further align our cost structure with the current market and our revenue opportunities. We continually monitor our overhead costs, both indirect and general and administrative, to right-size our operations and maintain the teams we need to bid, win and execute the opportunities we have identified for 2016.
Our Utility T&D segment has not been significantly impacted by the energy sector challenges and has additional available growth opportunities. Initiatives to expand our market presence geographically as well as diversify our customer base are underway. A shortage of skilled labor remains an impediment to growth in our distribution business, however we have launched programs to attract and retain workers in an effort to address this issue. We expect work in the renewable energy sector will further support our anticipated growth.

With the sale of our fabrication business in our Oil & Gas segment during the first quarter of 2016, we have completed our asset sale program and strengthened our balance sheet. We have streamlined our organization and processes to become a more nimble infrastructure construction provider in the North American market.
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
A reconciliation of Adjusted EBITDA from continuing operations to U.S. GAAP financial information follows (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Loss from continuing operations	$(13,298)	$(44,944)
Interest expense, net	3,547	8,297
Provision (benefit) for income taxes	167	(20,604)
Depreciation and amortization	5,688	7,445
Debt covenant suspension and extinguishment charges	63	35,869
Stock based compensation	1,293	1,612
Restructuring and reorganization costs	3,352	283
Accounting and legal fees associated with the restatements	35	476
Loss on sale of subsidiary	123	—
(Gain) loss on disposal of property and equipment	(874)	1,586
Adjusted EBITDA from continuing operations	$96	$(9,980)

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
The following tables (in thousands) show our backlog from continuing operations by operating segment and geographic location as of March 31, 2016 and December 31, 2015:

	March 31, 2016				December 31, 2015
	12 Month	Percent	Total	Percent	12 Month	Percent	Total	Percent
Oil & Gas	$69,514	15.2%	$71,314	9.1%	$46,810	10.9%	$48,810	5.9%
Utility T&D	296,278	64.8%	595,620	76.0%	274,610	63.5%	622,629	75.3%
Canada	91,503	20.0%	116,352	14.9%	110,797	25.6%	155,379	18.8%
Total Backlog	$457,295	100.0%	$783,286	100.0%	$432,217	100.0%	$826,818	100.0%

	March 31, 2016		December 31, 2015
	Total	Percent	Total	Percent
Total Backlog by Geographic Region
United States	$666,934	85.1%	$671,439	81.2%
Canada	116,352	14.9%	155,379	18.8%
Backlog	$783,286	100.0%	$826,818	100.0%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In our Annual Report on Form 10-K for the year ended December 31, 2015, we identified and disclosed our significant accounting policies. Subsequent to December 31, 2015, there has been no change to our significant accounting policies.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
(in thousands)

	2016	2015	Change
Contract revenue
Oil & Gas	$59,335	$76,440	$(17,105)
Utility T&D	97,289	86,986	10,303
Canada	42,492	87,009	(44,517)
Eliminations	(86)	(81)	(5)
Total	199,030	250,354	(51,324)
Contract costs	185,231	242,504	(57,273)
Amortization of intangibles	2,438	2,471	(33)
General and administrative	17,134	23,654	(6,520)
Other charges	3,688	3,010	678
Operating income (loss)
Oil & Gas	(9,077)	(10,975)	1,898
Utility T&D	1,204	(4,860)	6,064
Canada	(1,588)	(1,515)	(73)
Unallocated Corporate costs	—	(3,935)	3,935
Total	(9,461)	(21,285)	11,824
Non-operating expenses	(3,670)	(44,263)	40,593
Loss from continuing operations before income taxes	(13,131)	(65,548)	52,417
Provision (benefit) for income taxes	167	(20,604)	20,771
Loss from continuing operations	(13,298)	(44,944)	31,646
Income (loss) from discontinued operations net of provision for income taxes	(1,853)	35,120	(36,973)
Net loss	$(15,151)	$(9,824)	$(5,327)

Consolidated Results
Contract Revenue
Contract revenue decreased $51.3 million in the first quarter of 2016 primarily related to the continued negative impact of current market conditions in the United States and Canada including the prolonged decline in oil prices. The overall decrease is also partly attributed to the 2015 exit of both our regional delivery model and service offerings in the downstream market in our Oil & Gas segment.
Contract Costs
Contract costs decreased $57.3 million in the first quarter of 2016 primarily related to lower revenue levels previously discussed. Contract margin was 6.9 percent in the first quarter of 2016 compared to 3.1 percent in the first quarter of 2015. The increased margin is primarily related to a reduction of indirect operating costs coupled with a higher utilization of equipment quarter-over-quarter. We continue to take the necessary steps to reduce our indirect operating costs through equipment fleet rationalization and other cost-cutting measures.
Amortization of Intangibles
We recorded $2.4 million of intangible amortization expense in the first quarter of 2016 primarily related to the amortization of customer relationship and trademark intangibles associated with our Utility T&D segment. The decrease from the first quarter of 2015 is primarily related to the lack of intangible amortization associated with field, fabrication and union construction turnaround services in our Oil & Gas segment, which were fully impaired in the fourth quarter of 2015.

General and Administrative Expenses
General and administrative expenses decreased $6.5 million quarter-on-quarter as a result of cost reduction initiatives taken over the last several quarters, including, but not limited to, employee headcount reductions and the closing of our regional delivery offices. We are continuing to take the necessary measures to reduce our general and administrative costs.

Other Charges
We recorded other charges of $3.7 million in the first quarter of 2016 primarily related to $3.3 million in equipment and facility lease abandonment charges. The increase of $0.7 million from the first quarter of 2015 is primarily related to an increase in equipment and facility lease abandonment charges, partially offset by a decrease in employee severance and other termination charges quarter-over-quarter.

Operating Loss
Operating loss decreased $11.8 million in the first quarter of 2016 primarily driven by a reduction of indirect operating costs, a higher utilization of equipment, and decreased general and administrative costs quarter-over-quarter. The overall decrease was partially offset by an increase in other charges as previously discussed.

Non-Operating Expenses
Non-operating expenses decreased $40.6 million in the first quarter of 2016 primarily related to $33.5 million in debt covenant suspension and extinguishment charges related to the fair value of outstanding stock issued during the first quarter of 2015, which did not recur in the first quarter of 2016. The remaining decrease was related to a reduction of interest expense as a result of a lower Term Loan balance in the first quarter of 2016, compared to the first quarter of 2015, as well as a reduction in prepayment premiums and the write-off of debt issuance in connection with early payments of debt from asset dispositions, which significantly decreased quarter-over-quarter.

Provision (Benefit) for Income Taxes
Benefit for income taxes decreased $20.8 million to a provision of $0.2 million in the first quarter of 2016. The decrease is primarily attributed to a reduction of our U.S. operating losses quarter-over-quarter, with an offset to our valuation allowance, which continues to cover our U.S. federal and state deferred tax assets.

Income (Loss) from Discontinued Operations, Net of Taxes
Income from discontinued operations decreased $37.0 million to a $1.9 million loss in the first quarter of 2016. The decrease is primarily attributed to the first quarter of 2015 gain of $58.6 million related to the sale of Premier and UtilX that did not recur in 2016. The overall decrease is partially offset by a 2015 provision for income taxes of $20.9 million related to Premier and UtilX, that did also did not recur in 2016.

Segment Results
Oil & Gas Segment
Contract revenue decreased $17.1 million in the first quarter of 2016 primarily related to the 2015 exit of both our regional delivery model and service offerings in the downstream market, coupled with the 2015 completion of a significant project in the Northeast. The overall decrease is partially offset by increased volume in our mainline pipeline construction service offerings quarter-over-quarter.
Operating loss decreased $1.9 million in the first quarter of 2016 primarily related to lower equipment costs due to higher utilization, primarily in the Northeast, as well as a reduction of employee and other overhead costs quarter-over-quarter.

Utility T&D Segment
Contract revenue increased $10.3 million in the first quarter of 2016 driven primarily by continued growth in distribution MSA work in the Atlantic seaboard as well as increased volume in our Southwest electric transmission construction services.
Operating income increased $6.1 million in the first quarter of 2016 primarily driven by a reduction of operating costs in our Southwest distribution and transmission construction services, coupled with a decrease in employee related costs quarter-over-quarter.

Canada Segment
Contract revenue decreased $44.5 million in the first quarter of 2016 primarily related to lower volume across the entire segment due to the prolonged decline in oil and gas prices and challenging market conditions. The decrease in contract revenue is also partly driven by the 2015 completion of certain large capital projects that have not recurred in 2016.

Operating loss increased $0.1 million in the first quarter of 2016 primarily related to lower volume across the entire segment. The overall impact of lower volume was partially offset by the 2015 completion of certain large capital projects that were yielding lower margins coupled with better equipment utilization and the impact of measures taken to reduce operating costs quarter-over-quarter.

Unallocated Corporate Costs
Unallocated corporate costs represent corporate overhead charges that were previously allocated to the Professional Services segment, but were not reclassified to discontinued operations. There were no unallocated corporate costs during the first quarter of 2016 as the Professional Services segment was sold in 2015.
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
The term loans bear interest at the “Adjusted Base Rate” plus an applicable margin of 8.75 percent, or the “Eurodollar Rate” plus an applicable margin of 9.75 percent. The interest rate in effect at March 31, 2016 and December 31, 2015 was 11 percent, comprised of an applicable margin of 9.75 percent for Eurodollar Rate loans plus a LIBOR floor of 1.25 percent.
We made early payments of $3.1 million and $64.8 million against our 2014 Term Loan Facility during the three months ended March 31, 2016 and 2015, respectively. As a result of these early payments, we recorded debt extinguishment charges of $0.1 million and $1.6 million, respectively, which consisted of prepayment fees of 2 percent and the write-off of debt issuance costs.
Since December 31, 2014, we have significantly reduced the balance under the 2014 Term Loan Facility.  Under the provisions of the 2014 Term Credit Agreement, with respect to prepayments made from inception of the Term Loan through March 31, 2016, we have not been required to pay prepayment premiums in respect of the “makewhole amount.” However, future prepayments or refinancing of the balance of the 2014 Term Loan Facility will, in most cases, require us to pay a prepayment premium equal to the makewhole amount.  The makewhole amount is calculated as the present value of all interest payments that would have been made on the amount prepaid from the date of the prepayment to December 15, 2019 (or June 15, 2019 if the prepayment is made on or after June 15, 2018) at a rate per annum equal to the sum of 9.75 percent plus the greater of 1.25 percent and the Eurodollar rate in effect on the date of the repayment.
2013 ABL Credit Facility
On August 7, 2013, we entered into a five-year asset based senior revolving credit facility maturing on August 7, 2018 with Bank of America, N.A. serving as sole administrative agent for the lenders thereunder, collateral agent, issuing bank and swingline lender (as amended, the “2013 ABL Credit Facility”).
The aggregate amount of commitments for the 2013 ABL Credit Facility is currently comprised of $80.0 million for the U.S. facility (the “U.S. Facility”) and $20.0 million for the Canadian facility (the “Canadian Facility”). The 2013 ABL Credit Facility includes a sublimit of $80.0 million for letters of credit. The borrowers under the U.S. Facility consist of all our U.S. operating subsidiaries with assets included in the borrowing base, and the U.S. Facility is guaranteed by Willbros Group, Inc. and its material U.S. subsidiaries, other than excluded subsidiaries. The borrower under the Canadian Facility is Willbros Construction Services (Canada) LP, and the Canadian Facility is guaranteed by Willbros Group, Inc. and all of its material U.S. and Canadian subsidiaries, other than excluded subsidiaries.

Advances under the U.S. and Canadian Facilities are limited to a borrowing base consisting of the sum of the following, less applicable reserves:

•	85 percent of the value of “eligible accounts;”

•	the lesser of (i) 75 percent of the value of “eligible unbilled accounts” and (ii) $33.0 million minus the amount of eligible unbilled accounts then included in the borrowing base; and

•	“eligible pledged cash.”
We are also required, as part of our borrowing base calculation, to include a minimum of $25.0 million of the net proceeds of the sale of Bemis, LLC and the balance of the Professional Services segment as eligible pledged cash. At March 31, 2016, we have included $40.0 million as eligible pledged cash (collateralized for a portion of our letters of credit) in our borrowing base calculation, which is included in the line item "Restricted cash" on the Consolidated Balance Sheet.
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
On March 31, 2015, (the "First Amendment Closing Date") and on March 1, 2016, we amended the 2014 Term Credit Agreement pursuant to a First Amendment (the "First Amendment") and a Third Amendment (the "Third Amendment"). These amendments, among other things, suspended the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the period from December 31, 2014 through June 30, 2016 (the "Covenant Suspension Periods") and provided that any failure by us to comply with the Maximum Total Leverage Ratio or Minimum Interest Coverage Ratio during the Covenant Suspension Periods shall not be deemed to result in a default or event of default.

In consideration of the initial suspension of the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio, we issued 10.1 million shares, which was equivalent to 19.9 percent of the outstanding shares of common stock immediately prior to the First Amendment Closing Date, to KKR Lending Partners II L.P. and other entities indirectly advised by KKR Credit Advisers (US) LLC. In connection with this transaction, we recorded debt covenant suspension charges of approximately $33.5 million which represented the fair value of the 10.1 million outstanding shares of common stock issued, multiplied by the closing stock price on the First Amendment Closing Date. In addition, we recorded debt extinguishment charges of approximately $0.8 million related to the write-off of debt issuance costs associated with our 2014 Term Credit Agreement.
Under the Third Amendment, the Maximum Total Leverage Ratio decreases to 4.50 to 1.00 as of September 30, 2016 and December 31, 2016, 3.25 to 1.00 as of March 31, 2017 and 3.00 to 1.00 as of June 30, 2017 and thereafter. The Minimum Interest Coverage Ratio increases to 1.75 to 1.00 as of September 30, 2016 and December 31, 2016, 2.50 to 1.00 as of March 31, 2017 and 2.75 to 1.00 as of June 30, 2017 and thereafter. The Third Amendment further provides that, solely for the four quarter fiscal period ending September 30, 2016, Consolidated EBITDA shall be equal to the sum of Consolidated EBITDA for the fiscal quarters ending June 30, 2016 and September 30, 2016, multiplied by two. In consideration for the Third Amendment, we paid an amendment fee of approximately $2.3 million in the first quarter of 2016. The amendment fee is recorded as a direct deduction from the carrying amount of the 2014 Term Loan Facility in accordance with Accounting Standards Update 2015-03, which we retroactively adopted effective January 1, 2016. We are amortizing the amendment fee through the maturity date of the 2014 Term Loan Facility, using the effective interest method.
On September 28, 2015, we further amended the 2014 Term Credit Agreement, pursuant to a Second Amendment (the "Second Amendment"). The Second Amendment permits discrete asset sales by us and our subsidiaries, including the sale of our Professional Services segment, which was finalized on November 30, 2015.
We are also required to pay a repayment fee on the maturity date of the 2014 Term Loan Facility equal to 5.0 percent of the aggregate principal amount outstanding on the maturity date. The repayment fee was contingent upon the sale of our Professional Services segment, which was sold on November 30, 2015. As a result, we are amortizing the repayment fee as a discount, from that date through the maturity date of the 2014 Term Loan Facility, using the effective interest method. The unamortized amount of the repayment fee is $4.0 million and $4.3 million at March 31, 2016 and December 31, 2015, respectively.
Our primary sources of funds are our cash on hand, cash flow from operations and borrowings under the 2013 ABL Credit Facility. Based on current forecasts, through a combination of these sources, we expect to have sufficient liquidity and capital resources to meet our obligations for at least the next twelve months. However, we can make no assurance regarding our ability to achieve our forecasts.
As of March 31, 2016, we did not have any outstanding revolver borrowings and our unused availability under our March 31, 2016 borrowing base certificate was $47.1 million on a borrowing base of $54.2 million and outstanding letters of credit of $47.1 million of which $40.0 million was cash collateralized. If our unused availability under the 2013 ABL Credit Facility is less than the greater of (i) 15.0 percent of the revolving commitments or $15.0 million for five consecutive days, or (ii) 12.5 percent of the revolving commitments or $12.5 million at any time, or upon the occurrence of certain events of default under the 2013 ABL Credit Facility, we would be subject to increased reporting requirements, the administrative agent shall have exclusive control over any deposit account, we will not have any right of access to, or withdrawal from, any deposit account, or any right to direct the disposition of funds in any deposit account, and amounts in any deposit account will be applied to reduce the outstanding amounts under the 2013 ABL Credit Facility. In addition, if our unused availability under the 2013 ABL Credit Facility is less than the amounts described above, we would be required to comply with a Minimum Fixed Charge Coverage Ratio of 1.15 to 1.00. Based on current forecasts, we do not expect our unused availability under the 2013 ABL Credit Facility to be less than the amounts described above and therefore do not expect the Minimum Fixed Charge Coverage Ratio to be applicable over the next twelve months. If the Minimum Fixed Charge Coverage Ratio were to become applicable, we would not expect to be in compliance over the next twelve months and would therefore be in default under our credit agreements.
The 2014 Term Credit Agreement and the 2013 ABL Credit Facility also include customary representations and warranties and affirmative and negative covenants, including:

•	the preparation of financial statements in accordance with GAAP;

•
the identification of any events or circumstances, either individually or in the aggregate, that has had or could reasonably be expected to have a material adverse effect on our business, results of operations, properties or financial condition;

•	limitations on liens and indebtedness;

•	limitations on dividends and other payments in respect of capital stock;

•	limitations on capital expenditures; and

•	limitations on modifications of the documentation of the 2013 ABL Credit Facility.

Cash Balances
As of March 31, 2016, we had cash and cash equivalents of $51.7 million. Our cash and cash equivalent balances held in the United States and foreign countries were $39.7 million and $12.0 million, respectively. In 2011, we discontinued our strategy of reinvesting non-U.S. earnings in foreign operations. Accordingly, we may repatriate cash for corporate purposes without incurring additional tax expense.
Our working capital position for continuing operations decreased $16.0 million million to $107.2 million at March 31, 2016 from $123.2 million at December 31, 2015, primarily attributable to decreased accounts receivable and a decrease in unbilled revenue partially offset by decreased accounts payable. We continue to take the necessary measures to improve liquidity including an increased focus on cash collections and reducing our levels of capital spending.

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
Cash flows provided by (used in) continuing operations by type of activity were as follows for the three months ended March 31, 2016 and 2015 (in thousands):

	2016	2015	Increase (Decrease)
Operating activities	$2,364	$34,672	$(32,308)
Investing activities	(882)	84,875	(85,757)
Financing activities	(5,433)	(66,005)	60,572
Effect of exchange rate changes	587	(834)	1,421
Cash provided by (used in) all continuing activities	$(3,364)	$52,708	$(56,072)

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
Operating activities from continuing operations provided net cash of $2.4 million during the three months ended March 31, 2016 as compared to $34.7 million provided during the same period in 2015. The $32.3 million decrease in operating cash flow is primarily a result of the following:

•	A decrease in cash flow provided by accounts receivable of $23.5 million related to a decrease in customer cash collections during the period;

•	A decrease in cash flow provided by contracts in progress of $11.2 million related to decreased billings on projects during the period;

•	A decrease in cash flow provided by continuing operations of $7.8 million attributed primarily to an increase in net loss from operations, adjusted for any non-cash items; and

•	A decrease in cash flow provided by prepaid expenses and other current assets of $4.7 million attributed primarily to changes in business activity as well as the timing of prepaid policies.

This was partially offset by:

•	An increase in cash flow provided by accounts payable of $13.3 million attributed primarily to reduced payments to our vendors during the period; and

•	An increase in cash flow provided by other assets and liabilities of $1.6 million attributed primarily to decreased cash payments and increased cash receipts during the period.

Investing Activities
Investing activities from continuing operations used net cash of $0.9 million during the three months ended March 31, 2016 as compared to $84.9 million provided during the same period in 2015. The $85.8 million decrease in investing cash flow is primarily the result of a decrease of $80.0 million in proceeds received from the sale of subsidiaries as the UtilX and Premier sales in the first quarter of 2015 generated a significant amount of cash proceeds.

Financing Activities
Financing activities used net cash of $5.4 million during the three months ended March 31, 2016 as compared to $66.0 million used during the same period of 2015. The $60.6 million increase in financing cash flow is primarily a result of a $62.4 million decrease in payments against our Term Loan and a $30.3 million decrease in payments against our revolver and notes payable during the first quarter of 2016 as compared to the first quarter of 2015. The increased financing cash flow was partially offset by a $30.4 million decrease in proceeds from our revolver and note payable quarter-over-quarter.

Discontinued Operations
Discontinued operations used net cash of $3.8 million during the three months ended March 31, 2016 as compared to cash used of $37.0 million during the three months ended March 31, 2015. The $33.2 million decrease in discontinued operations cash flow is primarily due to our significant net gains on the sale of Premier and UtilX in the first quarter of 2015 that did not recur in 2016.

Interest Rate Risk
We are subject to interest rate risk on our debt and investment of cash and cash equivalents arising in the normal course of business and have entered into hedging arrangements to fix or otherwise limit the interest costs of our variable interest rate borrowings. We do not engage in speculative trading strategies.
Termination of Interest Rate Swap Agreement
In August 2013, we entered into an interest rate swap agreement (the "Swap Agreement") for a notional amount of $124.1 million to hedge changes in the variable rate interest expense on $124.1 million of our existing or replacement LIBOR indexed debt. The Swap Agreement was designated and qualified as a cash flow hedging instrument with the effective portion of the Swap Agreement's change in fair value recorded in Other Comprehensive Income ("OCI"). The Swap Agreement was highly effective in offsetting changes in interest expense and no hedge ineffectiveness was recorded in the Consolidated Statements of Operations. The Swap Agreement was terminated in the third quarter of 2015 for $5.7 million, which was recorded in OCI as fair value. In the fourth quarter of 2015, we made an early payment of $93.6 million against our 2014 Term Loan Facility and therefore reclassified approximately $1.2 million of the fair value of the Swap Agreement from OCI to interest expense. In the first quarter of 2016, we made an early payment of $3.1 million against our 2014 Term Loan Facility and therefore reclassified approximately $0.1 million of the fair value of the Swap Agreement from OCI to interest expense. The remaining fair value of the Swap Agreement included in OCI will be reclassified to interest expense over the remaining life of the underlying debt with approximately $1.1 million expected to be recognized in the coming twelve months.

Capital Requirements
Our financing objective is to maintain financial flexibility to meet the material, equipment and personnel needs to support our project and MSA commitments. Our primary sources of capital are our cash on hand, anticipated cash flow from operations and borrowings under our 2013 ABL Credit Facility.

Our industry is capital intensive and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. As such, we are focused on the following significant capital requirements:

•	Providing working capital for projects in process and those scheduled to begin in 2016; and

•	Funding our 2016 capital budget of approximately $11.6 million of which $11.0 million remained unspent as of March 31, 2016.
Given our cash on hand and our ABL availability, we believe that our financial results and financial management will provide sufficient funds to enable us to meet our future operating needs and our planned capital expenditures, as well as facilitate our ability to grow in the foreseeable future.
Contractual Obligations
Other commercial commitments, as detailed in our Annual Report on Form 10-K for the year ended December 31, 2015, did not materially change except for payments made in the normal course of business.

NEW ACCOUNTING STANDARDS
See Note 3 – New Accounting Standards in the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q for a summary of any recently issued accounting standards.

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

•
the consequences we may encounter if, in the future, we identify any material weaknesses in our internal control over financial reporting which may adversely affect the accuracy and timing of our financial reporting;

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
Termination of Interest Rate Swap Agreement
In August 2013, we entered into an interest rate swap agreement (the "Swap Agreement") for a notional amount of $124.1 million to hedge changes in the variable rate interest expense on $124.1 million of our existing or replacement LIBOR indexed debt. The Swap Agreement was designated and qualified as a cash flow hedging instrument with the effective portion of the Swap Agreement's change in fair value recorded in OCI. The Swap Agreement was highly effective in offsetting changes in interest expense and no hedge ineffectiveness was recorded in the Consolidated Statements of Operations. The Swap Agreement was terminated in the third quarter of 2015 for $5.7 million, which was recorded in OCI as fair value. In the fourth quarter of 2015, we made an early payment of $93.6 million against our 2014 Term Loan Facility and therefore reclassified approximately $1.2 million of the fair value of the Swap Agreement from OCI to interest expense. In the first quarter of 2016, we made an early payment of $3.1 million against our 2014 Term Loan Facility and therefore reclassified approximately $0.1 million of the fair value of the Swap Agreement from OCI to interest expense. The remaining fair value of the Swap Agreement included in OCI will be reclassified to interest expense over the remaining life of the underlying debt with approximately $1.1 million expected to be recognized in the coming twelve months.

Foreign Currency Risk
We are exposed to market risk associated with changes in non-U.S. (primarily Canada) currency exchange rates. To mitigate our risk, we may borrow Canadian dollars under our Canadian Facility to settle U.S. dollar account balances.
We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expense in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expense in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at March 31, 2016 and 2015.

Other
The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities shown in the Condensed Consolidated Balance Sheets approximate fair value at March 31, 2016 due to the generally short maturities of these items. At March 31, 2016, we invested primarily in short-term dollar denominated bank deposits. We have the ability and expect to hold our investments to maturity.

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
As of March 31, 2016, we have carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective in providing the reasonable assurance described above.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended March 31, 2016, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see the discussion under the caption “Contingencies” in Note 12 – Contingencies, Commitments and Other Circumstances of our “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Form 10-Q, which information from Note 12 is incorporated by reference herein.
ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors involving us from those previously disclosed in Item 1A of Part I included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases of our common stock by us during the quarter ended March 31, 2016:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2016 - January 31, 2016	1,678	$2.43	—	—
February 1, 2016 - February 29, 2016	1,225	1.51	—	—
March 1, 2016 - March 31, 2016	18,844	2.02	—	—
Total	21,747	$2.02	—	—

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

10.1
Third Amendment to Credit Agreement dated as of March 1, 2016 by and among Willbros Group, Inc., as borrower, certain subsidiary guarantors party thereto, the Lenders party thereto, KKR Credit Advisors (US) LLC, as arranger, and Cortland Capital Market Services LLC, as administrative agent (filed as Exhibit 10.9 to our report on Form 10-K for the year ended December 31, 2015, filed March 10, 2016).

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

WILLBROS GROUP, INC.

Date: May 2, 2016	By:	/s/ Van A. Welch
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
10.1
Third Amendment to Credit Agreement dated as of March 1, 2016 by and among Willbros Group, Inc., as borrower, certain subsidiary guarantors party thereto, the Lenders party thereto, KKR Credit Advisors (US) LLC, as arranger, and Cortland Capital Market Services LLC, as administrative agent (filed as Exhibit 10.9 to our report on Form 10-K for the year ended December 31, 2015, filed March 10, 2016).

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