Form 10-Q
period 2016-06-30
Willbros Group, Inc.\NEW\
filed 2016-07-29
CIK 1449732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.05 par value, outstanding as of July 27, 2016 was 62,616,703.

WILLBROS GROUP, INC.
FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2016

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$48,726	$58,832
Accounts receivable, net	141,904	149,753
Contract cost and recognized income not yet billed	19,742	20,451
Prepaid expenses and other current assets	21,979	19,610
Parts and supplies inventories	1,648	1,383
Assets held for sale	86	3,774
Current assets associated with discontinued operations	2,183	1,247
Total current assets	236,268	255,050
Property, plant and equipment, net	43,940	50,352
Intangible assets, net	81,985	86,862
Restricted cash	41,385	35,212
Other long-term assets	12,886	14,101
Total assets	$416,464	$441,577
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$108,066	$107,709
Contract billings in excess of cost and recognized income	11,181	9,892
Current portion of capital lease obligations	33	469
Notes payable and current portion of long-term debt	870	2,656
Accrued income taxes	2,059	3,108
Other current liabilities	6,046	6,759
Current liabilities associated with discontinued operations	2,570	4,027
Total current liabilities	130,825	134,620
Long-term debt	89,686	92,498
Deferred income taxes	537	120
Other long-term liabilities	33,880	35,516
Long-term liabilities associated with discontinued operations	1,212	1,423
Total liabilities	256,140	264,177
Contingencies and commitments (Note 12)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 105,000,000 shares authorized and 64,605,135 shares issued at June 30, 2016 (63,918,220 at December 31, 2015)	3,222	3,188
Additional paid-in capital	747,581	745,214
Accumulated deficit	(571,832)	(550,262)
Treasury stock at cost, 1,968,080 shares at June 30, 2016 (1,828,586 at December 31, 2015)	(15,082)	(14,731)
Accumulated other comprehensive loss	(3,565)	(6,009)
Total stockholders’ equity	160,324	177,400
Total liabilities and stockholders’ equity	$416,464	$441,577
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Contract revenue	$193,442	$218,789	$392,472	$469,143
Operating expenses:
Contract costs	178,285	207,211	363,516	449,715
Amortization of intangibles	2,439	2,471	4,877	4,942
General and administrative	14,520	18,827	31,654	42,481
Other charges	939	3,318	4,627	6,328
	196,183	231,827	404,674	503,466
Operating loss	(2,741)	(13,038)	(12,202)	(34,323)
Non-operating income (expense):
Interest expense	(3,302)	(6,543)	(6,869)	(14,851)
Interest income	411	11	431	22
Debt covenant suspension and extinguishment charges	—	(312)	(63)	(36,181)
Other, net	58	(38)	(2)	(135)
	(2,833)	(6,882)	(6,503)	(51,145)
Loss from continuing operations before income taxes	(5,574)	(19,920)	(18,705)	(85,468)
Provision (benefit) for income taxes	187	(517)	354	(21,121)
Loss from continuing operations	(5,761)	(19,403)	(19,059)	(64,347)
Income (loss) from discontinued operations net of provision for income taxes	(658)	517	(2,511)	35,637
Net loss	$(6,419)	$(18,886)	$(21,570)	$(28,710)
Basic income (loss) per share attributable to Company shareholders:
Loss from continuing operations	$(0.09)	$(0.33)	$(0.31)	$(1.17)
Income (loss) from discontinued operations	(0.01)	0.01	(0.04)	0.65
Net loss	$(0.10)	$(0.32)	$(0.35)	$(0.52)
Diluted income (loss) per share attributable to Company shareholders:
Loss from continuing operations	$(0.09)	$(0.33)	$(0.31)	$(1.17)
Income (loss) from discontinued operations	(0.01)	0.01	(0.04)	0.65
Net loss	$(0.10)	$(0.32)	$(0.35)	$(0.52)
Weighted average number of common shares outstanding:
Basic	61,299,334	60,227,495	61,064,935	55,052,192
Diluted	61,299,334	60,227,495	61,064,935	55,052,192
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(6,419)	$(18,886)	$(21,570)	$(28,710)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(10)	1,447	1,768	(3,204)
Changes in derivative financial instruments	271	357	676	(133)
Total other comprehensive income (loss), net of tax	261	1,804	2,444	(3,337)
Total comprehensive loss	$(6,158)	$(17,082)	$(19,126)	$(32,047)
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(21,570)	$(28,710)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	2,511	(35,637)
Depreciation and amortization	11,309	14,594
Debt covenant suspension and extinguishment charges	63	36,181
Stock-based compensation	2,401	3,053
Amortization of debt issuance costs	362	311
Non-cash interest expense	1,133	—
Provision (benefit) for deferred income taxes	344	(114)
Gain on disposal of property and equipment	(3,057)	(838)
Loss on sale of subsidiary	123	—
Provision for bad debts	40	83
Changes in operating assets and liabilities:
Accounts receivable, net	5,064	80,748
Contract cost and recognized income not yet billed	836	14,522
Prepaid expenses and other current assets	(2,286)	(4,509)
Accounts payable and accrued liabilities	(382)	(32,958)
Accrued income taxes	(1,084)	(2,441)
Contract billings in excess of cost and recognized income	1,258	(1,910)
Other assets and liabilities, net	(108)	(430)
Cash provided by (used in) operating activities from continuing operations	(3,043)	41,945
Cash used in operating activities from discontinued operations	(6,622)	(25,770)
Cash provided by (used in) operating activities	(9,665)	16,175
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	5,049	6,387
Proceeds from sale of subsidiaries	7,775	97,344
Purchases of property, plant and equipment	(1,900)	(1,424)
Changes in restricted cash	(6,173)	—
Cash provided by investing activities from continuing operations	4,751	102,307
Cash used in investing activities from discontinued operations	—	(645)
Cash provided by investing activities	4,751	101,662
Cash flows from financing activities:
Proceeds from revolver and notes payable	287	30,718
Payments on capital leases	(436)	(442)
Payments of revolver and notes payable	(186)	(30,466)
Payments on term loan facility	(3,128)	(79,674)
Cost of debt issuance	(2,306)	(556)
Payments to reacquire common stock	(351)	(358)
Cash used in financing activities from continuing operations	(6,120)	(80,778)
Cash provided by financing activities from discontinued operations	—	8,312
Cash used in financing activities	(6,120)	(72,466)
Effect of exchange rate changes on cash and cash equivalents	928	(411)
Net increase (decrease) in cash and cash equivalents	(10,106)	44,960
Cash and cash equivalents of continuing operations at beginning of period	58,832	22,565
Cash and cash equivalents of discontinued operations at beginning of period	—	708
Cash and cash equivalents at beginning of period	58,832	23,273
Cash and cash equivalents at end of period	48,726	68,233
Less: cash and cash equivalents of discontinued operations at end of period	—	388
Cash and cash equivalents of continuing operations at end of period	$48,726	$67,845
Supplemental disclosures of cash flow information:
Cash paid for interest (including discontinued operations)	$3,800	$15,078
Cash paid for income taxes (including discontinued operations)	$1,156	$2,951
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Company and Organization
Willbros Group, Inc., a Delaware corporation, and its subsidiaries (the “Company,” “Willbros” or “WGI”), is a specialty energy infrastructure contractor serving the oil and gas and power industries with offerings that primarily include construction, maintenance and facilities development services. The Company’s principal markets for continuing operations are the United States and Canada. The Company obtains its work through competitive bidding and negotiations with prospective clients. Contract values range from several thousand dollars to several hundred million dollars, and contract durations range from a few weeks to more than two years.
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
2. Basis of Presentation
Condensed Consolidated Financial Information
The accompanying Condensed Consolidated Balance Sheet as of December 31, 2015, which has been derived from audited Consolidated Financial Statements, and the unaudited Condensed Consolidated Financial Statements as of June 30, 2016 and 2015, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. However, the Company believes the presentations and disclosures herein are adequate to make the information not misleading. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s December 31, 2015 audited Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
In the opinion of management, the unaudited Condensed Consolidated Financial Statements reflect all recurring adjustments necessary to fairly state the financial position as of June 30, 2016, and the results of operations and cash flows of the Company for all interim periods presented. The results of operations and cash flows for the six months ended June 30, 2016 are not necessarily indicative of the operating results and cash flows to be achieved for the full year.
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
In May 2014, the FASB and the IASB issued ASU 2014-09 surrounding the recognition of revenue from contracts with customers. Under the new standard, a company will recognize revenue when it satisfies a performance obligation by transferring a promised good or service to a customer. Revenue will be recognized at an amount that reflects the consideration it expects to receive in exchange for those goods and services. The standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB deferred the effective date of the standard to December 15, 2017 with early adoption permitted. The standard can be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update at the date of initial application. Furthermore, in March, April, and May of 2016, the FASB issued ASUs 2016-08, 2016-10, and 2016-12, respectively, which provide practical expedients and clarification in regards to ASU 2014-09. ASU 2016-08 amends and clarifies the principal versus agent considerations under the new revenue recognition standard, which requires determination of whether the nature of a promise is to provide the specified good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by another party (that is, the entity is an agent); this determination affects the timing and amount of revenue recognition. ASU 2016-10 clarifies issues related to identifying performance obligations. ASU 2016-12 provides practical expedients and clarification pertaining to the exclusion of sales tax from the measurement of a transaction price, the measurement of non-cash consideration, allocation of a transaction price on the basis of all satisfied and unsatisfied performance obligations in a modified contract at transition, and the definition of a completed contract. The effective date of ASUs 2016-08, 2016-10, and 2016-12 is December 15, 2017 with early adoption permitted. The Company is still assessing the impact of these standards on its Condensed Consolidated Financial Statements and will adopt this guidance effective January 1, 2018.

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
Contract cost and recognized income not yet billed and related amounts billed as of June 30, 2016 and December 31, 2015 was as follows (in thousands):

	June 30, 2016	December 31, 2015
Cost incurred on contracts in progress	$283,585	$567,144
Recognized income	37,810	50,812
	321,395	617,956
Progress billings and advance payments	(312,834)	(607,397)
	$8,561	$10,559
Contract cost and recognized income not yet billed	$19,742	$20,451
Contract billings in excess of cost and recognized income	(11,181)	(9,892)
	$8,561	$10,559
Contract cost and recognized income not yet billed includes $0.9 million and $0.8 million at June 30, 2016 and December 31, 2015, respectively, on completed contracts.
The balances billed but not paid by customers pursuant to retainage provisions in certain contracts are generally due upon completion of the contracts and acceptance by the customer. Based on the Company’s experience with similar contracts in recent years, the majority of the retainage balances at each balance sheet date are expected to be collected within the next 12 months. Current retainage balances at June 30, 2016 and December 31, 2015, were approximately $23.4 million and $25.3 million, respectively, and are included in “Accounts receivable, net” in the Condensed Consolidated Balance Sheets. There were no retainage balances with settlement dates beyond the next 12 months at June 30, 2016 and December 31, 2015.
5. Intangible Assets
The Company's intangible assets with finite lives include customer relationships and trade names and are predominantly within the Utility T&D segment. The changes in the carrying amounts of intangible assets for the six months ended June 30, 2016 are detailed below (in thousands):

	Customer Relationships	Trademark / Tradename	Total
Balance as of December 31, 2015	$82,044	$4,818	$86,862
Amortization	(4,342)	(535)	(4,877)
Balance as of June 30, 2016	$77,702	$4,283	$81,985
Weighted average remaining amortization period	9.0 years	4.0 years
Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 15 years.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Intangible Assets (continued)

Estimated amortization expense for the remainder of 2016 and each of the subsequent five years and thereafter is as follows (in thousands):

Fiscal year:
Remainder of 2016	$4,877
2017	9,754
2018	9,754
2019	9,754
2020	9,135
2021	8,597
Thereafter	30,114
Total amortization	$81,985
6. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities as of June 30, 2016 and December 31, 2015 were as follows (in thousands):

	June 30, 2016	December 31, 2015
Trade accounts payable	$45,379	$48,501
Payroll and payroll liabilities	17,527	14,914
Accrued contract costs	18,418	17,571
Self-insurance accrual	12,392	12,128
Other accrued liabilities	14,350	14,595
Total accounts payable and accrued liabilities	$108,066	$107,709
7. Long-term Debt
Long-term debt as of June 30, 2016 and December 31, 2015 was as follows (in thousands):

	June 30, 2016	December 31, 2015
2014 Term Loan Facility, net of unamortized discount and debt issuance costs of $6,030 and $4,459	$90,455	$95,154
Revolver borrowings	—	—
Capital lease obligations	33	469
Other obligations	101	—
Total debt	90,589	95,623
Less: current portion	(903)	(3,125)
Long-term debt, net	$89,686	$92,498

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
The term loans bear interest at the “Adjusted Base Rate” plus an applicable margin of 8.75 percent, or the “Eurodollar Rate” plus an applicable margin of 9.75 percent. The interest rate in effect at June 30, 2016 and December 31, 2015 was 11 percent, comprised of an applicable margin of 9.75 percent for Eurodollar rate loans plus a LIBOR floor of 1.25 percent.
The Company made early payments of $3.1 million and $78.3 million against its 2014 Term Loan Facility during the six months ended June 30, 2016 and 2015, respectively. As a result of these early payments, the Company recorded debt extinguishment charges of $0.1 million and $1.9 million, respectively, which consisted of prepayment fees of 2 percent and the write-off of debt issuance costs.
Since December 31, 2014, the Company has significantly reduced the balance under the 2014 Term Loan Facility.  Under the provisions of the 2014 Term Credit Agreement, with respect to prepayments made from inception of the Term Loan through June 30, 2016, the Company has not been required to pay prepayment premiums in respect of the “makewhole amount.” However, future prepayments or refinancing of the balance of the 2014 Term Loan Facility will, in most cases, require the Company to pay a prepayment premium equal to the makewhole amount.  The makewhole amount is calculated as the present value of all interest payments that would have been made on the amount prepaid from the date of the prepayment to December 15, 2019 (or June 15, 2019 if the prepayment is made on or after June 15, 2018) at a rate per annum equal to the sum of 9.75 percent plus the greater of 1.25 percent and the Eurodollar rate in effect on the date of the repayment.
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
Advances under the U.S. and Canadian Facilities are limited to a borrowing base consisting of the sum of the following, less applicable reserves:

•	85 percent of the value of "eligible accounts";

•	the lesser of (i) 75 percent of the value of "eligible unbilled accounts" and (ii) $33.0 million minus the amount of eligible unbilled accounts then included in the borrowing base; and

•	"eligible pledged cash".
The Company is also required, as part of its borrowing base calculation, to include a minimum of $25.0 million of the net proceeds of the sale of Bemis, LLC and the balance of the Professional Services segment as eligible pledged cash. The Company has included $40.0 million as eligible pledged cash (collateralized for a portion of its letters of credit) in its June 30,

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Long-term Debt (continued)

2016 borrowing base calculation, which is included in the line item "Restricted cash" on the Consolidated Balance Sheet.
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
On March 31, 2015, (the "First Amendment Closing Date"), March 1, 2016, and July 26, 2016, the Company amended the 2014 Term Credit Agreement pursuant to a First Amendment (the "First Amendment"), a Third Amendment (the "Third Amendment") and a Fourth Amendment (the “Fourth Amendment”). These amendments, among other things, suspended the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the period from December 31, 2014 through December 31, 2016 (the "Covenant Suspension Periods") and provided that any failure by the Company to comply with the Maximum Total Leverage Ratio or Minimum Interest Coverage Ratio during the Covenant Suspension Periods shall not be deemed to result in a default or event of default.
In consideration of the initial suspension of the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio under the First Amendment, the Company issued 10.1 million shares, which was equivalent to 19.9 percent of the outstanding shares of common stock immediately prior to the First Amendment Closing Date, to KKR Lending Partners II L.P. and other entities indirectly advised by KKR Credit Advisers (US) LLC. In connection with this transaction, the Company recorded debt covenant suspension charges of approximately $33.5 million which represented the fair value of the 10.1 million outstanding shares of common stock issued, multiplied by the closing stock price on the First Amendment Closing Date. In

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Long-term Debt (continued)

addition, the Company recorded debt extinguishment charges of approximately $0.8 million related to the write-off of debt issuance costs associated with the Company's 2014 Term Credit Agreement.
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
Under the Fourth Amendment, the Maximum Total Leverage Ratio will be 6.00 to 1.00 as of March 31, 2017 and will decrease to 5.00 to 1.00 as of June 30, 2017, 3.50 to 1.00 as of September 30, 2017 and December 31, 2017 and 3.00 to 1.00 as of March 31, 2018 and thereafter. The Minimum Interest Coverage Ratio will be 1.50 to 1.00 as of March 31, 2017 and will increase to 1.75 to 1.00 as of June 30, 2017, 2.50 to 1.00 as of September 30, 2017 and December 31, 2017 and 2.75 to 1.00 as of March 31, 2018 and thereafter. In consideration for the Fourth Amendment, the Company paid an amendment fee of approximately $2.3 million in the third quarter of 2016.
On September 28, 2015, the Company further amended the 2014 Term Credit Agreement, pursuant to a Second Amendment (the "Second Amendment"). The Second Amendment permits discrete asset sales by the Company and its subsidiaries, including the sale of the Company's Professional Services segment, which was finalized on November 30, 2015.
The Company is also required to pay a repayment fee on the maturity date of the 2014 Term Loan Facility equal to 5.0 percent of the aggregate principal amount outstanding on the maturity date. The repayment fee was contingent upon the sale of the Company's Professional Services segment, which was completed on November 30, 2015. As a result, the Company is amortizing the repayment fee as a discount, from that date through the maturity date of the 2014 Term Loan Facility, using the effective interest method. The unamortized amount of the repayment fee is $3.7 million and $4.3 million at June 30, 2016 and December 31, 2015, respectively.
The Company's primary sources of funds are its cash on hand, cash flow from operations and borrowings under the 2013 ABL Credit Facility. Based on current forecasts, through a combination of these sources, as well as the covenant relief included in the Fourth Amendment, the Company expects to have sufficient liquidity and capital resources to meet its obligations for at least the next twelve months. However, the Company can make no assurance regarding its ability to achieve its forecasts.
As of June 30, 2016, the Company did not have any outstanding revolver borrowings. The Company's unused availability under its June 30, 2016 borrowing base certificate was $50.8 million on a borrowing base of $57.8 million and outstanding letters of credit of $47.0 million, of which $40.0 million was cash collateralized. If the Company’s unused availability under the 2013 ABL Credit Facility is less than the greater of (i) 15.0 percent of the revolving commitments or $15.0 million for five consecutive days, or (ii) 12.5 percent of the revolving commitments or $12.5 million at any time, or upon the occurrence of certain events of default under the 2013 ABL Credit Facility, the Company is subject to increased reporting requirements, the administrative agent shall have exclusive control over any deposit account, the Company will not have any right of access to, or withdrawal from, any deposit account, or any right to direct the disposition of funds in any deposit account, and amounts in any deposit account will be applied to reduce the outstanding amounts under the 2013 ABL Credit Facility. In addition, if the Company's unused availability under the 2013 ABL Credit Facility is less than the amounts described above, the Company would be required to comply with a Minimum Fixed Charge Coverage Ratio of 1.15 to 1.00. Based on its current forecasts, the Company does not expect its unused availability under the 2013 ABL Credit Facility to be less than the amounts described above and therefore does not expect the Minimum Fixed Charge Coverage Ratio to be applicable over the next twelve months. If the Minimum Fixed Charge Coverage Ratio were to become applicable, the Company would not expect to be in compliance over the next twelve months and would therefore be in default under its credit agreements.
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Long-term Debt (continued)

•	limitations on capital expenditures; and

•	limitations on modifications of the documentation of the 2013 ABL Credit Facility.

Fair Value of Debt
The estimated fair value of the Company’s debt instruments as of June 30, 2016 and December 31, 2015 was as follows (in thousands):

	June 30, 2016	December 31, 2015
2014 Term Loan Facility	$95,145	$98,044
Revolver borrowings	—	—
Capital lease obligations	33	469
Other obligations	101	—
Total fair value of debt instruments	$95,279	$98,513
The 2014 Term Loan Facility, revolver borrowings under the 2013 ABL Credit Facility and capital lease obligations are classified within Level 2 of the fair value hierarchy. The fair value of the 2014 Term Loan Facility has been estimated using discounted cash flow analyses based on the Company’s incremental borrowing rate for similar borrowing arrangements.
8. Income Taxes
The effective tax rate on continuing operations was a negative 1.9 percent for the six months ended June 30, 2016 and 24.7 percent for the six months ended June 30, 2015. There is no tax benefit or expense for discrete items for the six months ended June 30, 2016. Tax expense for the six months ended June 30, 2016 was $0.4 million, due to Canadian Tax and the Texas Margins Tax. The Company has reserved for the benefit of current year losses in the United States. As of June 30, 2016, U.S. federal and state deferred tax assets continue to be covered by valuation allowances. The ultimate realization of deferred tax assets is dependent upon the generation of future U.S. taxable income. The Company considers the impacts of reversing taxable temporary differences, future forecasted income and available tax planning strategies when evaluating whether deferred tax assets are more likely than not to be realized.
The effective tax rate on continuing operations was a negative 3.4 percent for the three months ended June 30, 2016 and 2.6 percent for the three months ended June 30, 2015. Tax expense for the three months ended June 30, 2016 was $0.2 million, which relates to Canadian Tax and the Texas Margins Tax.
The Company's interim tax provision has been estimated using the discrete method, which is based on statutory tax rates applied to pre-tax income as adjusted for permanent differences such as transfer pricing differences between generally accepted accounting principles and local country tax. The Company believes this method yields a more reliable income tax calculation for interim periods.
It is reasonably possible the unrecognized tax benefits may change between $0.0 million to $3.0 million within the next twelve months as a result of settling tax examinations related to 2008-2011.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Stockholders' Equity

Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Three Months Ended June 30, 2016 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income (loss)
Balance as of March 31, 2016	$(187)	$(3,639)	$(3,826)
Other comprehensive loss before reclassifications	(10)	—	(10)
Amounts reclassified from accumulated other comprehensive income (loss)	—	271	271
Net current-period other comprehensive income (loss)	(10)	271	261
Balance as of June 30, 2016	$(197)	$(3,368)	$(3,565)

	Six Months Ended June 30, 2016 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income (loss)
Balance as of December 31, 2015	$(1,965)	$(4,044)	$(6,009)
Other comprehensive income before reclassifications	1,768	—	1,768
Amounts reclassified from accumulated other comprehensive income (loss)	—	676	676
Net current-period other comprehensive income	1,768	676	2,444
Balance as of June 30, 2016	$(197)	$(3,368)	$(3,565)

	Three Months Ended June 30, 2015 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income (loss)
Balance as of March 31, 2015	$2,212	$(4,565)	$(2,353)
Other comprehensive income (loss) before reclassifications	1,447	(136)	1,311
Amounts reclassified from accumulated other comprehensive income (loss)	—	493	493
Net current-period other comprehensive income	1,447	357	1,804
Balance as of June 30, 2015	$3,659	$(4,208)	$(549)

	Six Months Ended June 30, 2015 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income (loss)
Balance as of December 31, 2014	$6,863	$(4,075)	$2,788
Other comprehensive loss before reclassifications	(3,204)	(1,115)	(4,319)
Amounts reclassified from accumulated other comprehensive income (loss)	—	982	982
Net current-period other comprehensive loss	(3,204)	(133)	(3,337)
Balance as of June 30, 2015	$3,659	$(4,208)	$(549)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Stockholders' Equity (continued)

Reclassifications From Accumulated Other Comprehensive Income (Loss)

Three Months Ended June 30, 2016 (in thousands)
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$271	Interest expense, net
Total	$271

Six Months Ended June 30, 2016 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$676	Interest expense, net
Total	$676

Three Months Ended June 30, 2015 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$493	Interest expense, net
Total	$493

Six Months Ended June 30, 2015 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$982	Interest expense, net
Total	$982
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
Basic and diluted income (loss) per common share from continuing operations is computed as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss from continuing operations applicable to common shares (numerator for basic and diluted calculation)	$(5,761)	$(19,403)	$(19,059)	$(64,347)
Weighted average number of common shares outstanding for basic loss per share	61,299,334	60,227,495	61,064,935	55,052,192
Weighted average number of potentially dilutive common shares outstanding	—	—	—	—
Weighted average number of common shares outstanding for diluted loss per share	61,299,334	60,227,495	61,064,935	55,052,192
Loss per common share from continuing operations:
Basic	$(0.09)	$(0.33)	$(0.31)	$(1.17)
Diluted	$(0.09)	$(0.33)	$(0.31)	$(1.17)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Income (Loss) Per Share (continued)

The Company has excluded shares potentially issuable under the terms of use of the securities listed below from the computation of diluted income per share, as the effect would be anti-dilutive:

	Three Months Ended June 30,
	2016	2015
Stock options	50,000	227,750
Restricted stock and restricted stock units	455,054	431,687
	505,054	659,437
11. Segment Information
The following tables reflect the Company’s operations by reportable segment for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30, 2016
	Oil & Gas	Utility T&D	Canada	Unallocated Corporate Costs	Eliminations	Consolidated
Contract revenue	$54,739	$109,355	$29,496	$—	$(148)	$193,442
Contract costs	52,987	98,776	26,670	—	(148)	178,285
Amortization of intangibles	50	2,389	—	—	—	2,439
General and administrative	3,763	8,596	2,161	—	—	14,520
Other charges	265	99	575	—	—	939
Operating income (loss)	$(2,326)	$(505)	$90	$—	$—	(2,741)
Non-operating expenses						(2,833)
Provision for income taxes						187
Loss from continuing operations						(5,761)
Loss from discontinued operations, net of provision for income taxes						(658)
Net loss						$(6,419)

	Three Months Ended June 30, 2015
	Oil & Gas	Utility T&D	Canada	Unallocated Corporate Costs	Eliminations	Consolidated
Contract revenue	$61,778	$106,439	$50,645	$—	$(73)	$218,789
Contract costs	68,439	92,883	45,962	—	(73)	207,211
Amortization of intangibles	82	2,389	—	—	—	2,471
General and administrative	6,259	6,211	4,094	2,263	—	18,827
Other charges	2,749	290	208	71	—	3,318
Operating income (loss)	$(15,751)	$4,666	$381	$(2,334)	$—	(13,038)
Non-operating expenses						(6,882)
Benefit for income taxes						(517)
Loss from continuing operations						(19,403)
Income from discontinued operations, net of provision for income taxes						517
Net loss						$(18,886)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Segment Information (continued)

	Six Months Ended June 30, 2016
	Oil & Gas	Utility T&D	Canada	Unallocated Corporate Costs	Eliminations	Consolidated
Contract revenue	$114,074	$206,644	$71,988	$—	$(234)	$392,472
Contract costs	112,830	185,564	65,356	—	(234)	363,516
Amortization of intangibles	98	4,779	—	—	—	4,877
General and administrative	10,456	14,209	6,989	—	—	31,654
Other charges	2,093	1,393	1,141	—	—	4,627
Operating income (loss)	$(11,403)	$699	$(1,498)	$—	$—	(12,202)
Non-operating expenses						(6,503)
Provision for income taxes						354
Loss from continuing operations						(19,059)
Loss from discontinued operations, net of provision for income taxes						(2,511)
Net loss						$(21,570)

	Six Months Ended June 30, 2015
	Oil & Gas	Utility T&D	Canada	Unallocated Corporate Costs	Eliminations	Consolidated
Contract revenue	$138,218	$193,425	$137,654	$—	$(154)	$469,143
Contract costs	145,825	176,050	127,994	—	(154)	449,715
Amortization of intangibles	163	4,779	—	—	—	4,942
General and administrative	15,378	11,808	9,894	5,401	—	42,481
Other charges	3,578	982	900	868	—	6,328
Operating loss	$(26,726)	$(194)	$(1,134)	$(6,269)	$—	(34,323)
Non-operating expenses						(51,145)
Benefit for income taxes						(21,121)
Loss from continuing operations						(64,347)
Income from discontinued operations, net of provision for income taxes						35,637
Net loss						$(28,710)
Total assets by segment as of June 30, 2016 and December 31, 2015 are presented below (in thousands):

	June 30, 2016	December 31, 2015
Oil & Gas	$61,024	$78,623
Utility T&D	214,932	202,836
Canada	52,640	69,816
Corporate	85,685	89,055
Total assets, continuing operations	$414,281	$440,330

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Contingencies, Commitments and Other Circumstances

Contingencies
Litigation and Regulatory Matters Related to the Company’s October 21, 2014 Press Release Announcing the Restatement of Condensed Consolidated Financial Statements for the Quarterly Period Ended June 30, 2014
After the Company announced it would be restating its Condensed Consolidated Financial Statements for the quarterly period ended June 30, 2014, a complaint was filed in the United States District Court for the Southern District of Texas (“USDC”) on October 28, 2014 seeking class action status on behalf of purchasers of the Company’s stock and alleging damages on their behalf arising from the matters that led to the restatement.  The original defendants in the case were the Company, its former chief executive officer, Robert R. Harl, and its current chief financial officer.  On January 30, 2015, the court named two employee retirement systems as Lead Plaintiffs.  Lead Plaintiffs filed their consolidated complaint, captioned In re Willbros Group, Inc. Securities Litigation, on March 31, 2015, adding as a defendant John T. McNabb, II, the former chief executive officer who had succeeded Mr. Harl.  On June 15, 2015, Lead Plaintiffs filed a second amended consolidated complaint, seeking unspecified damages and asserting violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Act”), based on alleged misrepresentations and omissions in SEC filings and other public disclosures in 2014, primarily regarding internal controls, the performance of the Oil & Gas segment, compliance with debt covenants and liquidity, certain financial results, and the circumstances surrounding Mr. Harl’s departure.  On July 27, 2015, the Company filed a motion to dismiss the case.  At a hearing on May 24, 2016, the court granted the motion to dismiss in part and denied it in part.  On July 22, 2016, the Company filed an answer to the suit denying the remaining allegations in the case, which complain of alleged misrepresentations and omissions in violation of the Act regarding internal controls, the performance of the Oil & Gas segment, and Mr. Harl’s departure.  The Company will vigorously defend against the remaining allegations, which the Company believes are without merit. The Company is not able at this time to determine the likelihood of loss, if any, arising from this matter.
In addition, two shareholder derivative lawsuits were filed purportedly on behalf of the  Company in connection with the restatement.  The first, Markovich v. Harl et al, was filed on November 6, 2014 in the District Court of Harris County, Texas.  The second, Kumararatne v. McNabb et al, was filed on March 4, 2015 in the USDC, but was voluntarily dismissed by the plaintiff on April 23, 2015.  The Markovich lawsuit named certain current and former officers and members of the Company's board of directors as defendants and the Company as a nominal defendant.  The lawsuit alleged that the officer and board member defendants breached their fiduciary duties by permitting the Company’s internal controls to be inadequate, failing to prevent the restatements, wasting corporate assets, and alleged that the defendants were unjustly enriched.  The defendants sought dismissal of the lawsuit on the grounds that the plaintiff failed to make demand upon the Company’s board to bring the lawsuit and on February 23, 2016, the court sustained the defendants’ motion and dismissed the lawsuit with prejudice.  On March 10, 2016, the plaintiff filed a motion for reconsideration and asked the court for leave to amend its lawsuit.  The court granted the plaintiff’s motion in part, allowing an amended petition, which was filed on April 18, 2016.  The Plaintiff’s Second Amended Petition added Ravi Kumararatne as a plaintiff and added claims for breach of fiduciary duty against the former officers and officer and board of director defendants related to the departure of former Company executives, financial controls, and compliance with the Company’s debt covenants.  The Company sought dismissal of the amended petition on the grounds the plaintiffs failed to make a demand upon the Company’s board to bring the lawsuit.  In response, plaintiffs filed a Third Amended Petition on June 24, 2016, purporting to add additional facts to support their allegations, including their allegation that they are excused from making a demand upon the board because, they claim, such demand would be futile.  Believing the claims added by plaintiffs are without merit, the Company has moved to dismiss this latest pleading and expects its motion to be heard by the Court in the third quarter.  The Company is not able at this time to determine the likelihood of loss, if any, arising from this matter.
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Contingencies, Commitments and Other Circumstances (continued)

Commitments
From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds and financial guarantees. Contracts with the Company’s customers may require the Company to secure letters of credit or surety bonds to secure the Company’s performance of contracted services. In such cases, the letters of credit or bond commitments can be called upon in the event of the Company's failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or surety bonds in lieu of contract retention provisions, where the client otherwise withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention letters of credit or bond commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. The Company also issues letters of credit from time-to-time to secure deductible obligations under its workers compensation, automobile and general liability policies. At June 30, 2016, the Company had approximately $47.0 million of outstanding letters of credit. This amount represents the maximum amount of payments the Company could be required to make if these letters of credit are drawn upon. Additionally, the Company issues surety bonds (primarily performance in nature) that are customarily required by commercial terms on construction projects. At June 30, 2016, these bonds outstanding had a face value at $171.5 million. This amount represents the bond penalty amount of future payments the Company could be required to make if the Company fails to perform its obligations under such contracts. The performance bonds do not have a stated expiration date; rather, each is released when the Company's performance of the contract is accepted by the owner. The Company’s maximum exposure as it relates to the value of the bonds outstanding is lowered on each bonded project as the cost to complete is reduced. As of June 30, 2016, no liability has been recognized for letters of credit or surety bonds.
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
There were no transfers between levels in the second quarter of 2016 and 2015.
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
The Company attempts to negotiate contracts that provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no forward contracts or options at June 30, 2016 or December 31, 2015.
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Other Charges

The following table reflects the Company's other charges for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Equipment and facility lease abandonment (1)	$(174)	$2,539	$3,121	$2,539
Loss on sale of subsidiary (2)	—	—	123	—
Loss on sale of corporate asset	—	247	—	2,226
Employee severance charges	1,101	369	1,158	652
Restatement costs (3)	(81)	(30)	(46)	446
Accelerated stock vesting	93	193	271	465
Total	$939	$3,318	$4,627	$6,328

(1) The equipment and facility lease abandonment line item for the three months ended June 30, 2016 is primarily attributed to approximately $0.6 million in income related to a change in estimate of a previously recorded facility lease abandonment charge partially offset with current quarter equipment lease abandonment charges of $0.4 million.

(2) Attributed to the sale of the Oil & Gas segment's fabrication business that was finalized in the first quarter of 2016. In the fourth quarter of 2015, the Company recorded an impairment charge of $2.0 million in relation to this business.
(3) Includes accounting and legal fees associated with the investigation of the root cause behind the deterioration of certain construction projects within the Oil & Gas segment, which led to the restatements of the Company's Condensed Consolidated Financial Statements for the quarterly periods ended March 31, 2014 and June 30, 2014.
Activity in the accrual related to the equipment and facility lease abandonment charges during the six months ended June 30, 2016 is as follows (in thousands):

	Oil & Gas	Canada	Utility T&D	Corporate	Discontinued Operations	Total
Accrued cost at December 31, 2015	$1,434	$147	$626	$4,163	$1,996	$8,366
Costs recognized	1,428	—	—	2,401	—	3,829
Cash payments	(852)	(28)	(153)	(632)	(774)	(2,439)
Non-cash charges (1)	—	—	—	103	435	538
Change in estimates	(119)	—	12	(601)	(1,162)	(1,870)
Accrued cost at June 30, 2016	$1,891	$119	$485	$5,434	$495	$8,424
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
In connection with this transaction, the Company recorded a net gain on sale of $97.0 million during the fourth quarter of 2015. Certain assets and liabilities associated with one Professional Services contract were retained by the Company and have been excluded from the transaction. During the first six months of 2016, the Company recorded $2.5 million in charges against the net gain on sale in relation to working capital and other post-closing adjustments.
Subsequent to June 30, 2016, the Company reached an agreement with TRC on substantially all of the outstanding items related to the sale of the Professional Services segment. As a result, the Company received $2.2 million in the third quarter of 2016 in relation to the sale and inclusive of the final settlement of working capital and the outstanding Holdback Amount.
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
Premier
On March 31, 2015, the Company sold all of its membership units in Premier to USIC Locating Services, LLC for approximately $51.0 million in cash, of which $4.0 million was deposited into an escrow account for a period of up to eighteen months to cover post-closing adjustments and any indemnification obligations of the Company. The Company received $2.0 million of the escrow amount in the second quarter of 2016. In connection with this transaction, the Company recorded a net gain on sale of $37.1 million during the first quarter of 2015.
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Discontinued Operations (continued)

Results of Discontinued Operations
Condensed Statements of Operations with respect to discontinued operations are as follows (in thousands):

	Three Months Ended June 30, 2016
	Professional Services	Hawkeye	Total
Contract revenue	$745	$—	$745
Contract costs	947	—	947
Loss on sale of subsidiary	911	—	911
General and administrative	708	—	708
Other charges	(1,162)	—	(1,162)
Operating loss	(659)	—	(659)
Non-operating income	1	—	1
Pre-tax loss	(658)	—	(658)
Provision for income taxes	—	—	—
Loss from discontinued operations	$(658)	$—	$(658)

	Three Months Ended June 30, 2015
	Professional Services	Hawkeye	Total
Contract revenue	$68,134	$303	$68,437
Contract costs	55,956	170	56,126
Amortization of intangibles	148	—	148
Loss on sale of subsidiary	2,177	—	2,177
General and administrative	7,683	(8)	7,675
Other charges	1,417	—	1,417
Operating income	753	141	894
Non-operating expenses	(65)	(4)	(69)
Pre-tax income	688	137	825
Provision for income taxes	308	—	308
Income from discontinued operations	$380	$137	$517

	Six Months Ended June 30, 2016
	Professional Services	Hawkeye	Total
Contract revenue	$1,869	$—	$1,869
Contract costs	2,017	—	2,017
Loss on sale of subsidiary	2,456	—	2,456
General and administrative	1,069	—	1,069
Other charges	(1,162)	—	(1,162)
Operating loss	(2,511)	—	(2,511)
Non-operating expenses	—	—	—
Pre-tax loss	(2,511)	—	(2,511)
Provision for income taxes	—	—	—
Loss from discontinued operations	$(2,511)	$—	$(2,511)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Discontinued Operations (continued)

	Six Months Ended June 30, 2015
	Professional Services	Hawkeye	Total
Contract revenue	$164,712	$1,224	$165,936
Contract costs	141,095	1,089	142,184
Amortization of intangibles	772	—	772
Gain on sale of subsidiaries	(56,372)	—	(56,372)
General and administrative	19,661	404	20,065
Other charges	2,357	—	2,357
Operating income (loss)	57,199	(269)	56,930
Non-operating income (expense)	(77)	13	(64)
Pre-tax income (loss)	57,122	(256)	56,866
Provision for income taxes	21,229	—	21,229
Income (loss) from discontinued operations	$35,893	$(256)	$35,637
Condensed Balance Sheets with respect to discontinued operations are as follows (in thousands):

	June 30, 2016
	Professional Services	Hawkeye	Total
Accounts receivable, net	$1,528	$—	$1,528
Contract cost and recognized income not yet billed	654	—	654
Prepaid expenses and other current assets	1	—	1
Total assets associated with discontinued operations	2,183	—	2,183

Accounts payable and accrued liabilities	786	204	990
Contract billings in excess of costs and recognized income	890	—	890
Other current liabilities	690	—	690
Other long-term liabilities	1,212	—	1,212
Total liabilities associated with discontinued operations	3,578	204	3,782

Net liabilities of discontinued operations	$(1,395)	$(204)	$(1,599)

	December 31, 2015
	Professional Services	Hawkeye	Total
Accounts receivable, net	$313	$9	$322
Contract cost and recognized income not yet billed	924	—	924
Prepaid expenses and other current assets	—	1	1
Total assets associated with discontinued operations	1,237	10	1,247

Accounts payable and accrued liabilities	815	452	1,267
Contract billings in excess of costs and recognized income	1,457	—	1,457
Other current liabilities	1,303	—	1,303
Other long-term liabilities	1,423	—	1,423
Total liabilities associated with discontinued operations	4,998	452	5,450

Net liabilities of discontinued operations	$(3,761)	$(442)	$(4,203)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2016 and 2015, included in Item 1 of Part I of this Form 10-Q, and the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

OVERVIEW

Company Information
Willbros is a specialty energy infrastructure contractor serving the oil and gas and power industries with offerings that primarily include construction, maintenance and facilities development services. Our principal markets for continuing operations are the United States and Canada. We obtain our work through competitive bidding and negotiations with prospective clients. Contract values range from several thousand dollars to several hundred million dollars and contract durations range from a few weeks to more than two years.
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
Our Oil & Gas segment provides construction, maintenance and lifecycle extension services to the midstream markets. These services include pipeline construction to support the transportation and storage of hydrocarbons, including gathering, lateral and main-line pipeline systems, as well as, facilities construction such as pump stations, flow stations, gas compressor stations and metering stations. In addition, the Oil & Gas segment provides integrity construction, pipeline systems maintenance, new tank construction and tank repair and maintenance services to a number of different customers.
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
Looking Forward
During the second quarter of 2016, our operating results were favorably impacted by our ongoing right-sizing efforts. We are now a smaller, more nimble organization in both our Oil & Gas and Canada segments. Corporate costs have also been significantly reduced. Despite the challenges and uncertainty in the energy market, near-term opportunities exist and we are increasingly active in a number of bidding activities. We are communicating with our customer base to convey our improved financial health, including the recent amendment to our 2014 Term Credit Agreement.
As expected, our Utility T&D segment continues to grow. We have created a new business unit to support our customers as we expand our geographical coverage. We believe this new business unit will enhance customer accountability and overall service levels. We have initiated fiber optics work and have submitted multiple bids in the renewable energy sector. Both of these new services provide potential growth opportunities for us.
We remain focused on business development efforts, retention of resources, and overall project management and execution.

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
A reconciliation of Adjusted EBITDA from continuing operations to U.S. GAAP financial information follows (in thousands):

	Six Months Ended
	June 30, 2016	June 30, 2015
Loss from continuing operations	$(19,059)	$(64,347)
Interest expense	6,869	14,851
Interest income	(431)	(22)
Provision (benefit) for income taxes	354	(21,121)
Depreciation and amortization	11,309	14,594
Debt covenant suspension and extinguishment charges	63	36,181
Stock based compensation	2,401	3,053
Restructuring and reorganization costs	4,279	3,191
Accounting and legal fees associated with the restatements	(46)	446
Loss on sale of subsidiary	123	—
Fort McMurray wildfire related costs	523	—
Gain on disposal of property and equipment	(3,057)	(838)
Adjusted EBITDA from continuing operations	$3,328	$(14,012)

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
At June 30, 2016, total backlog was $672.0 million and 12 month backlog was $373.2 million. In comparison to December 31, 2015, total backlog decreased $154.8 million and 12 month backlog decreased $59.0 million. These decreases are primarily related to the continued work-off of MSAs, which are subject to renewal options in future years. MSA work included in backlog extends only through the life of the contract. We intend to pursue the renewal of these MSAs upon expiration.
The following tables (in thousands) show our backlog from continuing operations by operating segment and geographic location as of June 30, 2016 and December 31, 2015:

	June 30, 2016				December 31, 2015
	12 Month	Percent	Total	Percent	12 Month	Percent	Total	Percent
Oil & Gas	$34,479	9.2%	$34,479	5.2%	$46,810	10.9%	$48,810	5.9%
Utility T&D	269,758	72.3%	535,218	79.6%	274,610	63.5%	622,629	75.3%
Canada	68,995	18.5%	102,302	15.2%	110,797	25.6%	155,379	18.8%
Total Backlog	$373,232	100.0%	$671,999	100.0%	$432,217	100.0%	$826,818	100.0%

	June 30, 2016		December 31, 2015
	Total	Percent	Total	Percent
Total Backlog by Geographic Region
United States	$569,697	84.8%	$671,439	81.2%
Canada	102,302	15.2%	155,379	18.8%
Backlog	$671,999	100.0%	$826,818	100.0%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In our Annual Report on Form 10-K for the year ended December 31, 2015, we identified and disclosed our significant accounting policies. Subsequent to December 31, 2015, there has been no change to our significant accounting policies.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
(in thousands)

	2016	2015	Change
Contract revenue
Oil & Gas	$54,739	$61,778	$(7,039)
Utility T&D	109,355	106,439	2,916
Canada	29,496	50,645	(21,149)
Eliminations	(148)	(73)	(75)
Total	193,442	218,789	(25,347)
Contract costs	178,285	207,211	(28,926)
Amortization of intangibles	2,439	2,471	(32)
General and administrative	14,520	18,827	(4,307)
Other charges	939	3,318	(2,379)
Operating income (loss)
Oil & Gas	(2,326)	(15,751)	13,425
Utility T&D	(505)	4,666	(5,171)
Canada	90	381	(291)
Unallocated Corporate costs	—	(2,334)	2,334
Total	(2,741)	(13,038)	10,297
Non-operating expenses	(2,833)	(6,882)	4,049
Loss from continuing operations before income taxes	(5,574)	(19,920)	14,346
Provision (benefit) for income taxes	187	(517)	704
Loss from continuing operations	(5,761)	(19,403)	13,642
Income (loss) from discontinued operations net of provision for income taxes	(658)	517	(1,175)
Net loss	$(6,419)	$(18,886)	$12,467

Consolidated Results
Contract Revenue
Contract revenue decreased $25.3 million in the second quarter of 2016 primarily related to the continued negative impact of current market conditions in the United States and Canada including low prevailing oil and gas prices. The overall decrease is also partly attributed to the 2015 exit of both our regional delivery model and service offerings in the downstream market in our Oil & Gas segment. The decrease is partially offset by increased revenue in our pipeline and facilities construction service offerings in our Oil & Gas segment quarter-over-quarter.
Contract Costs
Contract costs decreased $28.9 million in the second quarter of 2016 primarily related to lower revenue levels previously discussed. Contract margin was 7.8 percent in the second quarter of 2016 compared to 5.3 percent in the second quarter of 2015. The improved margin is primarily related to a reduction of indirect operating costs coupled with a higher utilization of equipment quarter-over-quarter as we have rationalized our equipment fleet. We are continuing to evaluate the need for further reduction of our indirect operating costs through additional equipment fleet rationalization and other cost-cutting measures.
Amortization of Intangibles
We recorded $2.4 million of intangible amortization expense in the second quarter of 2016 primarily related to the amortization of customer relationship and trademark intangibles associated with our Utility T&D segment. The decrease from the second quarter of 2015 is primarily related to the lack of intangible amortization associated with field, fabrication and union construction turnaround services in our Oil & Gas segment, which were fully impaired in the fourth quarter of 2015.

General and Administrative Expenses
General and administrative expenses decreased $4.3 million quarter-over-quarter as a result of cost reduction initiatives taken over the last several quarters, including, but not limited to, employee headcount reductions, the closing of our regional delivery offices and exit from the downstream market in our Oil & Gas segment.

Other Charges
We recorded other charges of $0.9 million in the second quarter of 2016 primarily related to $1.1 million in employee severance charges partially offset by changes in facility lease abandonment estimates in the current quarter. The decrease of $2.4 million from the second quarter of 2015 is primarily related to 2015 equipment and facility lease abandonment charges that did not recur in the second quarter of 2016.

Operating Loss
Operating loss decreased $10.3 million in the second quarter of 2016 primarily driven by a reduction of indirect operating costs, a higher utilization of equipment, and decreased general and administrative costs and equipment and facility lease abandonment charges quarter-over-quarter.

Non-Operating Expenses
Non-operating expenses decreased $4.0 million in the second quarter of 2016 primarily related to a reduction of interest expense as a result of a lower Term Loan balance in the second quarter of 2016, compared to the second quarter of 2015, as well as a reduction in prepayment premiums and the write-off of debt issuance in connection with early payments of debt from asset dispositions, which significantly decreased quarter-over-quarter.

Provision (Benefit) for Income Taxes
Benefit for income taxes decreased $0.7 million to a provision of $0.2 million in the second quarter of 2016. The decrease is primarily attributed to a reduction of our U.S. operating losses quarter-over-quarter, with an offset to our valuation allowance, which continues to cover our U.S. federal and state deferred tax assets.

Income (Loss) from Discontinued Operations, Net of Taxes
Income from discontinued operations decreased $1.2 million to a loss of $0.7 million in the second quarter of 2016 primarily due to a reduction of income generated from engineering services in our Professional Services segment, which were sold in the fourth quarter of 2015. The overall reduction was partially offset by changes in facility lease abandonment estimates in the current quarter as well as a reduction in loss on sale of subsidiaries quarter-over-quarter.
Segment Results
Oil & Gas Segment
Contract revenue decreased $7.0 million in the second quarter of 2016 primarily related to the 2015 exit of both our regional delivery model and service offerings in the downstream market, coupled with a reduction of revenue associated with our tank services. The overall decrease is partially offset by increased revenue in our pipeline and facilities construction service offerings quarter-over-quarter.
Operating loss decreased $13.4 million in the second quarter of 2016 primarily related to higher equipment utilization in our pipeline construction services due to the rationalization of our equipment fleet. The overall reduction is also partly attributed to a decrease in employee and other overhead costs quarter-over-quarter and the favorable settlement of a contract dispute with a customer in the current quarter.

Utility T&D Segment
Contract revenue increased $2.9 million in the second quarter of 2016 driven primarily by continued growth in distribution MSA work along the Atlantic seaboard as well as increased volume in our electric transmission construction services in Texas. The increase was partially offset by a reduction in matting services associated with Bemis, LLC ("Bemis"), which was sold in the fourth quarter of 2015.
Operating income decreased $5.2 million to a loss of $0.5 million in the second quarter of 2016 primarily driven by a reduction in storm restoration revenue from the second quarter of 2015 which generates higher margins, adverse weather in the Atlantic seaboard in the second quarter of 2016, as well as an increase in allocated corporate overhead due to the segment's increased percentage of total company revenue quarter-over-quarter, and a reduction of income generated from matting services in Bemis, which was sold in the fourth quarter of 2015.

Canada Segment
Contract revenue decreased $21.1 million in the second quarter of 2016 primarily related to lower volume across the entire segment due to low prevailing oil and gas prices and challenging market conditions. The decrease in contract revenue is also partly driven by the 2015 completion of certain large capital projects that have not recurred in 2016 as well as lost revenue associated with the wildfires in Fort McMurray in the second quarter of 2016.
Operating income decreased $0.3 million in the second quarter of 2016 primarily related to lower volume across the entire segment including lost margin and idle equipment associated with the wildfires in Fort McMurray in the second quarter of 2016. The overall impact of lower volume was partially offset by better equipment utilization, an increase in gains on equipment sales, a reduction in allocated corporate overhead due to the segment's decreased percentage of total company revenue quarter-over-quarter and the impact of measures taken to reduce overall operating costs in the second quarter of 2016.

Unallocated Corporate Costs
Unallocated corporate costs represent corporate overhead charges that were previously allocated to the Professional Services segment, but were not reclassified to discontinued operations. There were no unallocated corporate costs during the second quarter of 2016 as the Professional Services segment was sold in 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
(in thousands)

	2016	2015	Change
Contract revenue
Oil & Gas	$114,074	$138,218	$(24,144)
Utility T&D	206,644	193,425	13,219
Canada	71,988	137,654	(65,666)
Eliminations	(234)	(154)	(80)
Total	392,472	469,143	(76,671)
Contract costs	363,516	449,715	(86,199)
Amortization of intangibles	4,877	4,942	(65)
General and administrative	31,654	42,481	(10,827)
Other charges	4,627	6,328	(1,701)
Operating income (loss)
Oil & Gas	(11,403)	(26,726)	15,323
Utility T&D	699	(194)	893
Canada	(1,498)	(1,134)	(364)
Unallocated Corporate costs	—	(6,269)	6,269
Total	(12,202)	(34,323)	22,121
Non-operating expenses	(6,503)	(51,145)	44,642
Loss from continuing operations before income taxes	(18,705)	(85,468)	66,763
Provision (benefit) for income taxes	354	(21,121)	21,475
Loss from continuing operations	(19,059)	(64,347)	45,288
Income (loss) from discontinued operations net of provision for income taxes	(2,511)	35,637	(38,148)
Net loss	$(21,570)	$(28,710)	$7,140

Consolidated Results
Contract Revenue
Contract revenue decreased $76.7 million in the first six months of 2016 primarily related to the continued negative impact of current market conditions in the United States and Canada including low prevailing oil and gas prices. The overall decrease is also partly attributed to the 2015 exit of both our regional delivery model and service offerings in the downstream market in our Oil & Gas segment. The decrease is partially offset by increased revenue in our pipeline and facilities construction service offerings in our Oil & Gas segment year-over-year.
Contract Costs
Contract costs decreased $86.2 million in the first six months of of 2016 primarily related to lower revenue levels previously discussed. Contract margin was 7.4 percent in the first six months of 2016 compared to 4.1 percent in the first six months of 2015. The improved margin is primarily related to a reduction of indirect operating costs coupled with a higher utilization of equipment compared to the first six months of 2015. We are continuing to evaluate the need for further reduction of our indirect operating costs through additional equipment fleet rationalization and other cost-cutting measures.
Amortization of Intangibles
We recorded $4.9 million of intangible amortization expense in the first six months of 2016 primarily related to the amortization of customer relationship and trademark intangibles associated with our Utility T&D segment. The decrease from the first six months of 2015 is primarily related to the lack of intangible amortization associated with field, fabrication and union construction turnaround services in our Oil & Gas segment, which were fully impaired in the fourth quarter of 2015.

General and Administrative Expenses
General and administrative expenses decreased $10.8 million in the first six months of 2016 as a result of cost reduction initiatives taken over the last several quarters, including, but not limited to, employee headcount reductions, the closing of our regional delivery offices and exit from the downstream market in our Oil & Gas segment.

Other Charges
We recorded other charges of $4.6 million in the first six months of 2016 primarily related to $3.1 million in equipment and facility lease abandonment charges and $1.2 million in employee severance charges. The decrease in other charges of $1.7 million from the first six months of 2015 is primarily related to a $2.2 million loss on sale of corporate asset in the first six months of 2015 that did not recur in 2016. These decreases were partially offset by increased equipment and facility lease abandonment charges and employee severance charges year-over-year.

Operating Loss
Operating loss decreased $22.1 million in the first six months of 2016 primarily driven by a reduction of indirect operating costs, a higher utilization of equipment, and decreased general and administrative costs year-over-year. The overall decrease was partially offset by an increase in other charges in the first six months of 2016 as previously discussed.

Non-Operating Expenses
Non-operating expenses decreased $44.6 million in the first six months of 2016 primarily related to $33.5 million in debt covenant suspension and extinguishment charges related to the fair value of outstanding stock issued during the first six months of 2015, which did not recur in the first six months of 2016. The remaining decrease was related to a reduction of interest expense as a result of a lower Term Loan balance in the first six months of 2016, compared to the first six months of 2015, as well as a reduction in prepayment premiums and the write-off of debt issuance in connection with early payments of debt from asset dispositions, which significantly decreased year-over-year.

Provision (Benefit) for Income Taxes
Benefit for income taxes decreased $21.5 million million to a provision of $0.4 million in the first six months of 2016. The decrease is primarily attributed to a reduction of our U.S. operating losses year-over-year, with an offset to our valuation allowance, which continues to cover our U.S. federal and state deferred tax assets.

Income (Loss) from Discontinued Operations, Net of Taxes
Income from discontinued operations decreased $38.1 million to a $2.5 million loss in the first six months of 2016. The decrease is primarily attributed to a net gain on sale of $56.4 million primarily related to the sale of our Premier and UtilX subsidiaries in 2015 that did not recur in 2016. The overall decrease is partially offset by a 2015 provision for income taxes of $21.2 million related to the sold subsidiaries that did also did not recur in 2016.

Segment Results
Oil & Gas Segment
Contract revenue decreased $24.1 million in the first six months of 2016 primarily related to the 2015 exit of both our regional delivery model and service offerings in the downstream market, coupled with the 2015 completion of a significant project in the Northeast. The overall decrease is partially offset by increased revenue in our pipeline and facilities construction service offerings year-over-year.
Operating loss decreased $15.3 million in the first six months of 2016 primarily related to higher equipment utilization in our pipeline construction services due to the rationalization of our equipment fleet. The overall reduction is also partly attributed to a decrease in employee and other overhead costs year-over-year and the favorable settlement of a contract dispute with a customer during the first six months of 2016.

Utility T&D Segment
Contract revenue increased $13.2 million in the first six months of 2016 driven primarily by continued growth in distribution MSA work along the Atlantic seaboard as well as increased volume in our electric transmission construction services in Texas. The increase was partially offset by a reduction in matting services associated with Bemis, which was sold in the fourth quarter of 2015.
Operating income increased $0.9 million in the first six months of 2016 primarily driven by a reduction of operating costs in our distribution and transmission construction services in Texas, coupled with a decrease in employee related costs across the segment compared to the same period in 2015. The increase was partially offset by an increase in allocated corporate overhead due to the segment's increased percentage of total company revenue year-over-year, as well as reduction of income generated from matting services in Bemis, which was sold in the fourth quarter of 2015.

Canada Segment
Contract revenue decreased $65.7 million in the first six months of 2016 primarily related to lower volume across the entire segment due to low prevailing oil and gas prices and challenging market conditions. The decrease in contract revenue is also partly driven by the 2015 completion of certain large capital projects that have not recurred in 2016 as well as lost revenue associated with the wildfires in Fort McMurray in the second quarter of 2016.
Operating loss increased $0.4 million in the first six months of 2016 primarily related to lower volume across the entire segment including lost margin and idle equipment associated with the wildfires in Fort McMurray in the second quarter of 2016. The overall impact of lower volume was partially offset by better equipment utilization, an increase in gains on equipment sales, a reduction in allocated corporate overhead due to the segment's decreased percentage of total company revenue year-over-year and the impact of measures taken to reduce overall operating costs in the first six months of 2016.

Unallocated Corporate Costs
Unallocated corporate costs represent corporate overhead charges that were previously allocated to the Professional Services segment, but were not reclassified to discontinued operations. There were no unallocated corporate costs during the first six months of 2016 as the Professional Services segment was sold in 2015.
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
The term loans bear interest at the “Adjusted Base Rate” plus an applicable margin of 8.75 percent, or the “Eurodollar Rate” plus an applicable margin of 9.75 percent. The interest rate in effect at June 30, 2016 and December 31, 2015 was 11 percent, comprised of an applicable margin of 9.75 percent for Eurodollar Rate loans plus a LIBOR floor of 1.25 percent.
We made early payments of $3.1 million and $78.3 million against our 2014 Term Loan Facility during the six months ended June 30, 2016 and 2015, respectively. As a result of these early payments, we recorded debt extinguishment charges of $0.1 million and $1.9 million, respectively, which consisted of prepayment fees of 2 percent and the write-off of debt issuance costs.
Since December 31, 2014, we have significantly reduced the balance under the 2014 Term Loan Facility.  Under the provisions of the 2014 Term Credit Agreement, with respect to prepayments made from inception of the Term Loan through June 30, 2016, we have not been required to pay prepayment premiums in respect of the “makewhole amount.” However, future prepayments or refinancing of the balance of the 2014 Term Loan Facility will, in most cases, require us to pay a prepayment premium equal to the makewhole amount.  The makewhole amount is calculated as the present value of all interest payments that would have been made on the amount prepaid from the date of the prepayment to December 15, 2019 (or June 15, 2019 if the prepayment is made on or after June 15, 2018) at a rate per annum equal to the sum of 9.75 percent plus the greater of 1.25 percent and the Eurodollar rate in effect on the date of the repayment.
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
Advances under the U.S. and Canadian Facilities are limited to a borrowing base consisting of the sum of the following, less applicable reserves:

•	85 percent of the value of “eligible accounts”;

•	the lesser of (i) 75 percent of the value of “eligible unbilled accounts” and (ii) $33.0 million minus the amount of eligible unbilled accounts then included in the borrowing base; and

•	“eligible pledged cash”.
We are also required, as part of our borrowing base calculation, to include a minimum of $25.0 million of the net proceeds of the sale of Bemis, LLC and the balance of the Professional Services segment as eligible pledged cash. At June 30, 2016, we have included $40.0 million as eligible pledged cash (collateralized for a portion of our letters of credit) in our borrowing base calculation, which is included in the line item "Restricted cash" on the Consolidated Balance Sheet.
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
On March 31, 2015, (the "First Amendment Closing Date"), March 1, 2016, and July 26, 2016, we amended the 2014 Term Credit Agreement pursuant to a First Amendment (the "First Amendment"), a Third Amendment (the "Third Amendment")

and a Fourth Amendment (the “Fourth Amendment”). These amendments, among other things, suspended the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the period from December 31, 2014 through December 31, 2016 (the "Covenant Suspension Periods") and provided that any failure by us to comply with the Maximum Total Leverage Ratio or Minimum Interest Coverage Ratio during the Covenant Suspension Periods shall not be deemed to result in a default or event of default.
In consideration of the initial suspension of the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio under the First Amendment, we issued 10.1 million shares, which was equivalent to 19.9 percent of the outstanding shares of common stock immediately prior to the First Amendment Closing Date, to KKR Lending Partners II L.P. and other entities indirectly advised by KKR Credit Advisers (US) LLC. In connection with this transaction, we recorded debt covenant suspension charges of approximately $33.5 million which represented the fair value of the 10.1 million outstanding shares of common stock issued, multiplied by the closing stock price on the First Amendment Closing Date. In addition, we recorded debt extinguishment charges of approximately $0.8 million related to the write-off of debt issuance costs associated with our 2014 Term Credit Agreement.
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
Under the Fourth Amendment, the Maximum Total Leverage Ratio will be 6.00 to 1.00 as of March 31, 2017 and will decrease to 5.00 to 1.00 as of June 30, 2017, 3.50 to 1.00 as of September 30, 2017 and December 31, 2017 and 3.00 to 1.00 as of March 31, 2018 and thereafter. The Minimum Interest Coverage Ratio will be 1.50 to 1.00 as of March 31, 2017 and will increase to 1.75 to 1.00 as of June 30, 2017, 2.50 to 1.00 as of September 30, 2017 and December 31, 2017 and 2.75 to 1.00 as of March 31, 2018 and thereafter. In consideration for the Fourth Amendment, we paid an amendment fee of approximately $2.3 million in the third quarter of 2016.
On September 28, 2015, we further amended the 2014 Term Credit Agreement, pursuant to a Second Amendment (the "Second Amendment"). The Second Amendment permits discrete asset sales by us and our subsidiaries, including the sale of our Professional Services segment, which was finalized on November 30, 2015.
We are also required to pay a repayment fee on the maturity date of the 2014 Term Loan Facility equal to 5.0 percent of the aggregate principal amount outstanding on the maturity date. The repayment fee was contingent upon the sale of our Professional Services segment, which was completed on November 30, 2015. As a result, we are amortizing the repayment fee as a discount, from that date through the maturity date of the 2014 Term Loan Facility, using the effective interest method. The unamortized amount of the repayment fee is $3.7 million and $4.3 million at June 30, 2016 and December 31, 2015, respectively.
Our primary sources of funds are our cash on hand, cash flow from operations and borrowings under the 2013 ABL Credit Facility. Based on current forecasts, through a combination of these sources, as well as the covenant relief included in the Fourth Amendment, we expect to have sufficient liquidity and capital resources to meet our obligations for at least the next twelve months. However, we can make no assurance regarding our ability to achieve our forecasts.
As of June 30, 2016, we did not have any outstanding revolver borrowings and our unused availability under our June 30, 2016 borrowing base certificate was $50.8 million on a borrowing base of $57.8 million and outstanding letters of credit of $47.0 million of which $40.0 million was cash collateralized. If our unused availability under the 2013 ABL Credit Facility is less than the greater of (i) 15.0 percent of the revolving commitments or $15.0 million for five consecutive days, or (ii) 12.5 percent of the revolving commitments or $12.5 million at any time, or upon the occurrence of certain events of default under the 2013 ABL Credit Facility, we would be subject to increased reporting requirements, the administrative agent shall have exclusive control over any deposit account, we will not have any right of access to, or withdrawal from, any deposit account, or any right to direct the disposition of funds in any deposit account, and amounts in any deposit account will be applied to reduce the outstanding amounts under the 2013 ABL Credit Facility. In addition, if our unused availability under the 2013 ABL Credit Facility is less than the amounts described above, we would be required to comply with a Minimum Fixed Charge Coverage Ratio of 1.15 to 1.00. Based on current forecasts, we do not expect our unused availability under the 2013 ABL Credit Facility to be less than the amounts described above and therefore do not expect the Minimum Fixed Charge Coverage Ratio to be applicable over the next twelve months. If the Minimum Fixed Charge Coverage Ratio were to become applicable, we would not expect to be in compliance over the next twelve months and would therefore be in default under our credit agreements.
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
Cash Balances
As of June 30, 2016, we had cash and cash equivalents of $48.7 million. Our cash and cash equivalent balances held in the United States and foreign countries were $29.8 million and $18.9 million, respectively. In 2011, we discontinued our strategy of reinvesting non-U.S. earnings in foreign operations. Accordingly, we may repatriate cash for corporate purposes without incurring additional tax expense.
Our working capital position for continuing operations decreased $17.4 million to $105.8 million at June 30, 2016 from $123.2 million at December 31, 2015, primarily attributable to decreased accounts receivable and a decrease in unbilled revenue. We continue to take the necessary measures to improve liquidity including an increased focus on cash collections and reducing our levels of capital spending.
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
Cash flows provided by (used in) continuing operations by type of activity were as follows for the six months ended June 30, 2016 and 2015 (in thousands):

	2016	2015	Increase (Decrease)
Operating activities	$(3,043)	$41,945	$(44,988)
Investing activities	4,751	102,307	(97,556)
Financing activities	(6,120)	(80,778)	74,658
Effect of exchange rate changes	928	(411)	1,339
Cash provided by (used in) all continuing activities	$(3,484)	$63,063	$(66,547)
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
Operating activities from continuing operations used net cash of $3.0 million during the six months ended June 30, 2016 as compared to $41.9 million provided during the same period in 2015. The $44.9 million decrease in operating cash flow is primarily a result of the following:

•	A decrease in cash flow provided by accounts receivable of $75.7 million related to a decrease in customer cash collections during the period resulting from lower receivable balances; and

•	A decrease in cash flow provided by contracts in progress of $10.5 million related to decreased billings on a smaller number of projects during the period.

This was partially offset by:

•	An increase in cash flow provided by accounts payable of $32.6 million attributed primarily to reduced vendor payments during the period;

•	An increase in cash flow provided by continuing operations of $4.7 million attributed primarily to a decrease in net loss from operations, adjusted for any non-cash items;

•	An increase in cash flow provided by prepaid expenses and other current assets of $2.2 million attributed primarily to changes in business activity as well as the timing of prepaid policies; and

•	A increase in cash flow provided by accrued income taxes of $1.4 million attributed primarily to a decrease in cash paid for income taxes during the period.
Investing Activities
Investing activities from continuing operations provided net cash of $4.8 million during the six months ended June 30, 2016 as compared to $102.3 million provided during the same period in 2015. The $97.5 million decrease in investing cash flow is primarily the result of a decrease of $89.6 million in proceeds received from the sale of our Premier, UtilX and Downstream Professional Services subsidiaries in the first six months of 2015, which generated a significant amount of cash proceeds. The decrease in investing cash flow is also partly attributed to restricted cash deposits of $6.2 million during the six months ended June 30, 2016.
Financing Activities
Financing activities used net cash of $6.1 million during the six months ended June 30, 2016 as compared to $80.8 million used during the same period of 2015. The $74.7 million increase in financing cash flow is primarily a result of a $76.5 million decrease in payments against our Term Loan during the first six months of 2016 as compared to 2015, partially offset by a $1.8 million increase in debt issuance costs in 2016.
Discontinued Operations
Discontinued operations used net cash of $6.6 million during the six months ended June 30, 2016 as compared to $18.1 million used during the six months ended June 30, 2015. The $11.5 million increase in discontinued operations cash flow is primarily due to our significant net gain on sale of subsidiaries during the first six months of 2015, which did not recur in 2016. This increase is partially offset by the reduction of discontinued operation assets and liabilities year-over-year.
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
Capital Requirements
Our financing objective is to maintain financial flexibility to meet the material, equipment and personnel needs to support our project and MSA commitments. Our primary sources of capital are our cash on hand, cash flow from operations and borrowings under our 2013 ABL Credit Facility.

Our industry is capital intensive and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. As such, we are focused on the following significant capital requirements:

•	Providing working capital for projects in process and those scheduled to begin in 2016; and

•	Funding our 2016 capital budget of approximately $11.6 million of which $9.7 million remained unspent as of June 30, 2016.
Given our cash on hand and our ABL availability, we believe our financial results and financial management will provide sufficient funds to enable us to meet our future operating needs and our planned capital expenditures, as well as facilitate our ability to grow in the foreseeable future.
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
We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expense in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expense in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at June 30, 2016 and 2015.
Other
The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities shown in the Condensed Consolidated Balance Sheets approximate fair value at June 30, 2016 due to the generally short maturities of these items. At June 30, 2016, we invested primarily in short-term dollar denominated bank deposits. We have the ability and expect to hold our investments to maturity.

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
As of June 30, 2016, we have carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective in providing the reasonable assurance described above.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended June 30, 2016, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We are subject to a number of financial and other covenants under our credit facilities, including a Maximum Total Leverage Ratio and a Minimum Interest Coverage Ratio. On March 31, 2015, March 1, 2016, and July 26, 2016, we amended our 2014 Term Credit Agreement pursuant to a First Amendment, Third Amendment and Fourth Amendment (the “Fourth Amendment”). These amendments, among other things, suspend the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the period from December 31, 2014 through December 31, 2016 (the “Covenant Suspension Periods”) so that any failure by us to comply with the Maximum Total Leverage Ratio or Minimum Interest Coverage Ratio covenants during the Covenant Suspension Periods will not be deemed to result in a default or event of default.
We can provide no assurance that we will remain in compliance with our financial covenants in the periods following the completion of the Covenant Suspension Periods or that we would be successful in obtaining additional waivers or amendments to these covenants should they become necessary. Under the Fourth Amendment, the Maximum Total Leverage Ratio will be 6.00 to 1.00 as of March 31, 2017 and will decrease to 5.00 to 1.00 as of June 30, 2017, 3.50 to 1.00 as of September 30, 2017 and December 31, 2017 and 3.00 to 1.00 as of March 31, 2018 and thereafter. The Minimum Interest Coverage Ratio will be 1.50 to 1.00 as of March 31, 2017 and will increase to 1.75 to 1.00 as of June 30, 2017, 2.50 to 1.00 as of September 30, 2017 and December 31, 2017 and 2.75 to 1.00 as of March 31, 2018 and thereafter. If our results of operations do not improve in 2017, we will be unable to meet the required financial covenants.
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
Our unused availability under the 2013 ABL Credit Facility was $50.8 million at June 30, 2016. We do not expect our availability under the 2013 ABL Credit Facility to drop to levels which would require us to comply with the Minimum Fixed Charge Coverage Ratio covenant over the next 12 months. However, if the Minimum Fixed Charge Coverage Ratio were to become applicable, we would not expect to be in compliance with this covenant.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases of our common stock by us during the quarter ended June 30, 2016:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2016 - April 30, 2016	8,116	$2.17	—	—
May 1, 2016 - May 31, 2016	98,644	2.94	—	—
June 1, 2016 - June 30, 2016	2,292	3.13	—	—
Total	109,052	$2.89	—	—

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On July 26, 2016, the Company amended the Credit Agreement dated as of December 15, 2014 (as amended by the First Amendment dated as of March 31, 2015, the Second Amendment dated as of September 28, 2015, the Resignation of Administrative Agent and Appointment of Administrative Agent Agreement dated as of February 4, 2016 and the Third Amendment dated as of March 1, 2016 (the “Third Amendment”), the “Term Credit Agreement”), pursuant to the Fourth Amendment thereto dated as of July 26, 2016 (the “Fourth Amendment”), by and among the Company, as borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto, KKR Credit Advisors (US) LLC, as arranger, and Cortland Capital Market Services LLC, as administrative agent.
The Fourth Amendment suspends compliance with the Maximum Total Leverage Ratio and the Minimum Interest Coverage Ratio covenants for two additional quarterly calculation periods ending September 30, 2016 and December 31, 2016. Pursuant to the Third Amendment, the covenant suspension period runs through the quarterly calculation period ending June 30, 2016. Any failure by the Company to comply with such financial covenants during the covenant suspension period will not be deemed to result in a default or event of default under the Term Credit Agreement. In addition, under the Fourth Amendment, the Maximum Total Leverage Ratio will be 6.00 to 1.00 as of March 31, 2017 and will decrease to 5.00 to 1.00 as of June 30, 2017, 3.50 to 1.00 as of September 30, 2017 and December 31, 2017 and 3.00 to 1.00 as of March 31, 2018 and thereafter. The Minimum Interest Coverage Ratio will be 1.50 to 1.00 as of March 31, 2017 and will increase to 1.75 to 1.00 as of June 30, 2017, 2.50 to 1.00 as of September 30, 2017 and December 31, 2017 and 2.75 to 1.00 as of March 31, 2018 and thereafter.
KKR Credit Advisors (US) LLC and certain of its affiliates beneficially own 10,125,410 shares of the Company’s common stock.

ITEM 6. EXHIBITS
The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

10.1
Fourth Amendment to Credit Agreement dated as of July 26, 2016, by and among Willbros Group, Inc., as borrower, certain subsidiary guarantors party thereto, the Lenders party thereto, KKR Credit Advisors (US) LLC, as arranger, and Cortland Capital Market Services LLC, as administrative agent.

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

WILLBROS GROUP, INC.

Date: July 29, 2016	By:	/s/ Van A. Welch
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
10.1
Fourth Amendment to Credit Agreement dated as of July 26, 2016, by and among Willbros Group, Inc., as borrower, certain subsidiary guarantors party thereto, the Lenders party thereto, KKR Credit Advisors (US) LLC, as arranger, and Cortland Capital Market Services LLC, as administrative agent.

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