Form 10-Q
period 2016-09-30
Willbros Group, Inc.\NEW\
filed 2016-10-28
CIK 1449732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.05 par value, outstanding as of October 26, 2016 was 62,629,313.

WILLBROS GROUP, INC.
FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2016

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$42,259	$58,832
Accounts receivable, net	128,008	149,753
Contract cost and recognized income not yet billed	16,875	20,451
Prepaid expenses and other current assets	19,488	19,610
Parts and supplies inventories	1,259	1,383
Assets held for sale	16	3,774
Current assets associated with discontinued operations	143	1,247
Total current assets	208,048	255,050
Property, plant and equipment, net	41,427	50,352
Intangible assets, net	79,547	86,862
Restricted cash	41,319	35,212
Other long-term assets	12,487	14,101
Total assets	$382,828	$441,577
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$94,365	$107,709
Contract billings in excess of cost and recognized income	6,489	9,892
Current portion of capital lease obligations	—	469
Notes payable and current portion of long-term debt	831	2,656
Accrued income taxes	2,465	3,108
Other current liabilities	5,636	6,759
Current liabilities associated with discontinued operations	1,553	4,027
Total current liabilities	111,339	134,620
Long-term debt	87,841	92,498
Deferred income taxes	665	120
Other long-term liabilities	32,903	35,516
Long-term liabilities associated with discontinued operations	1,106	1,423
Total liabilities	233,854	264,177
Contingencies and commitments (Note 12)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 105,000,000 shares authorized and 64,638,229 shares issued at September 30, 2016 (63,918,220 at December 31, 2015)	3,224	3,188
Additional paid-in capital	748,447	745,214
Accumulated deficit	(583,818)	(550,262)
Treasury stock at cost, 2,009,997 shares at September 30, 2016 (1,828,586 at December 31, 2015)	(15,092)	(14,731)
Accumulated other comprehensive loss	(3,787)	(6,009)
Total stockholders’ equity	148,974	177,400
Total liabilities and stockholders’ equity	$382,828	$441,577
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Contract revenue	$174,821	$222,191	$567,293	$691,334
Operating expenses:
Contract costs	162,806	208,855	526,322	658,570
Amortization of intangibles	2,438	2,472	7,315	7,414
General and administrative	15,377	19,359	47,031	61,840
Other charges	519	3,872	5,146	10,200
	181,140	234,558	585,814	738,024
Operating loss	(6,319)	(12,367)	(18,521)	(46,690)
Non-operating income (expense):
Interest expense	(3,564)	(6,125)	(10,433)	(20,976)
Interest income	12	15	443	37
Debt covenant suspension and extinguishment charges	—	(931)	(63)	(37,112)
Other, net	2	(46)	—	(181)
	(3,550)	(7,087)	(10,053)	(58,232)
Loss from continuing operations before income taxes	(9,869)	(19,454)	(28,574)	(104,922)
Provision (benefit) for income taxes	792	(43)	1,146	(21,164)
Loss from continuing operations	(10,661)	(19,411)	(29,720)	(83,758)
Income (loss) from discontinued operations net of provision for income taxes	(1,325)	2,212	(3,836)	37,849
Net loss	$(11,986)	$(17,199)	$(33,556)	$(45,909)
Basic income (loss) per share attributable to Company shareholders:
Loss from continuing operations	$(0.17)	$(0.32)	$(0.49)	$(1.47)
Income (loss) from discontinued operations	(0.02)	0.03	(0.06)	0.67
Net loss	$(0.19)	$(0.29)	$(0.55)	$(0.80)
Diluted income (loss) per share attributable to Company shareholders:
Loss from continuing operations	$(0.17)	$(0.32)	$(0.49)	$(1.47)
Income (loss) from discontinued operations	(0.02)	0.03	(0.06)	0.67
Net loss	$(0.19)	$(0.29)	$(0.55)	$(0.80)
Weighted average number of common shares outstanding:
Basic	61,639,590	60,335,717	61,257,851	56,833,178
Diluted	61,639,590	60,335,717	61,257,851	56,833,178
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(11,986)	$(17,199)	$(33,556)	$(45,909)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(495)	(3,851)	1,273	(7,055)
Changes in derivative financial instruments	273	(1,323)	949	(1,456)
Total other comprehensive income (loss), net of tax	(222)	(5,174)	2,222	(8,511)
Total comprehensive loss	$(12,208)	$(22,373)	$(31,334)	$(54,420)
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(33,556)	$(45,909)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	3,836	(37,849)
Depreciation and amortization	16,694	21,046
Debt covenant suspension and extinguishment charges	63	37,112
Stock-based compensation	3,269	4,553
Amortization of debt issuance costs	704	468
Non-cash interest expense	1,665	—
Provision (benefit) for deferred income taxes	487	(210)
Gain on disposal of property and equipment	(3,181)	(1,715)
Loss on sale of subsidiary	330	—
Provision for bad debts	106	1,989
Changes in operating assets and liabilities:
Accounts receivable, net	16,466	85,965
Contract cost and recognized income not yet billed	3,648	2,497
Prepaid expenses and other current assets	177	(3,288)
Accounts payable and accrued liabilities	(14,105)	(41,308)
Accrued income taxes	(665)	(1,120)
Contract billings in excess of cost and recognized income	(3,438)	(3,400)
Other assets and liabilities, net	(732)	(4,375)
Cash provided by (used in) operating activities from continuing operations	(8,232)	14,456
Cash used in operating activities from discontinued operations	(7,030)	(20,371)
Cash used in operating activities	(15,262)	(5,915)
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	5,311	8,305
Proceeds from sale of subsidiaries	9,963	97,344
Purchases of property, plant and equipment	(2,528)	(2,055)
Changes in restricted cash	(6,107)	—
Cash provided by investing activities from continuing operations	6,639	103,594
Cash used in investing activities from discontinued operations	—	(632)
Cash provided by investing activities	6,639	102,962
Cash flows from financing activities:
Proceeds from revolver and notes payable	—	30,716
Payments on capital leases	(469)	(686)
Payments of revolver and notes payable	—	(30,649)
Payments on term loan facility	(3,128)	(80,349)
Cost of debt issuance	(4,612)	(751)
Payments to reacquire common stock	(361)	(368)
Cash used in financing activities from continuing operations	(8,570)	(82,087)
Cash provided by financing activities from discontinued operations	—	10,624
Cash used in financing activities	(8,570)	(71,463)
Effect of exchange rate changes on cash and cash equivalents	620	(752)
Net increase (decrease) in cash and cash equivalents	(16,573)	24,832
Cash and cash equivalents of continuing operations at beginning of period	58,832	22,565
Cash and cash equivalents of discontinued operations at beginning of period	—	708
Cash and cash equivalents at beginning of period	58,832	23,273
Cash and cash equivalents at end of period	42,259	48,105
Less: cash and cash equivalents of discontinued operations at end of period	—	268
Cash and cash equivalents of continuing operations at end of period	$42,259	$47,837
Supplemental disclosures of cash flow information:
Cash paid for interest (including discontinued operations)	$6,320	$21,448
Cash paid for income taxes (including discontinued operations)	$1,501	$3,341
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
2. Basis of Presentation
Condensed Consolidated Financial Information
The accompanying Condensed Consolidated Balance Sheet as of December 31, 2015, which has been derived from audited Consolidated Financial Statements, and the unaudited Condensed Consolidated Financial Statements as of September 30, 2016 and 2015, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. However, the Company believes the presentations and disclosures herein are adequate to make the information not misleading. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s December 31, 2015 audited Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
In the opinion of management, the unaudited Condensed Consolidated Financial Statements reflect all recurring adjustments necessary to fairly state the financial position as of September 30, 2016, and the results of operations and cash flows of the Company for all interim periods presented. The results of operations and cash flows for the nine months ended September 30, 2016 are not necessarily indicative of the operating results and cash flows to be achieved for the full year.
Use of Estimates and Assumptions
The Condensed Consolidated Financial Statements include certain estimates and assumptions made by management. These estimates and assumptions relate to the reported amounts of assets and liabilities at the dates of the Condensed Consolidated Financial Statements and the reported amounts of revenue and expense during those periods. Significant items subject to such estimates and assumptions include revenue recognition under the percentage-of-completion method of accounting, including estimates of progress towards completion and estimates of gross profit or loss accrual on contracts in progress; tax accruals and certain other accrued liabilities; quantification of amounts recorded for contingencies; valuation allowances for accounts receivable and deferred income tax assets; and the carrying amount of property, plant and equipment, goodwill and intangible assets. The Company bases its estimates on historical experience and other assumptions it believes to be relevant under the circumstances. Actual results could differ from those estimates.
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. New Accounting Standards

Recently Adopted Accounting Standards
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, which requires deferred tax assets and liabilities, as well as related valuation allowances, to be classified as non-current. ASU 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted as of the beginning of an interim or annual period. The Company adopted ASU 2015-17 in the first quarter of 2016 and applied the standard retroactively for all periods presented. As a result of this adoption, current deferred taxes and non-current deferred taxes decreased $2.3 million at December 31, 2015 in the Condensed Consolidated Balance Sheet.
In April 2015, the FASB issued ASU 2015-03, which changes the presentation of debt issuance costs with the requirement that debt issuance costs related to a debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016. The Company adopted ASU 2015-03 in the first quarter of 2016 and applied the standard retroactively for all periods presented. The application of the standard did not have a material impact on the Company's Condensed Consolidated Balance Sheet.
Accounting Standards Not Yet Adopted
In August 2016, the FASB issued ASU 2016-15, which provides specific guidance for cash flow classifications of cash payments and receipts to reduce the diversity of treatment of such items. The standard is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods with early adoption permitted. The Company is assessing the impact of the standard on its Condensed Consolidated Financial Statements.
In March 2016, the FASB issued ASU 2016-09, which changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods with early adoption permitted. The Company is assessing the impact of the standard on its Condensed Consolidated Financial Statements.
In February 2016, the FASB issued ASU 2016-02, which requires companies that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those assets. The standard is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted for financial statements of fiscal years or interim periods that have not been previously issued. The Company is assessing the impact of the standard on its Condensed Consolidated Financial Statements.
In August 2014, the FASB issued ASU 2014-15, which requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company will adopt ASU 2014-15 in the fourth quarter of 2016.
In May 2014, the FASB and the IASB issued ASU 2014-09 surrounding the recognition of revenue from contracts with customers. Under the new standard, a company will recognize revenue when it satisfies a performance obligation by transferring a promised good or service to a customer. Revenue will be recognized at an amount that reflects the consideration it expects to receive in exchange for those goods and services. The standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB deferred the effective date of the standard to December 15, 2017 with early adoption permitted. The standard can be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update at the date of initial application. Furthermore, in March, April, and May of 2016, the FASB issued ASUs 2016-08, 2016-10, and 2016-12, respectively, which provide practical expedients and clarification in regards to ASU 2014-09. ASU 2016-08 amends and clarifies the principal versus agent considerations under the new revenue recognition standard, which requires determination of whether the nature of a promise is to provide the specified good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by another party (that is, the entity is an agent); this determination affects the timing and amount of revenue recognition. ASU 2016-10 clarifies issues related to identifying performance obligations. ASU 2016-12 provides practical expedients and clarification pertaining to the exclusion of sales tax from the measurement of a transaction price, the measurement of non-cash consideration, allocation of a transaction

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. New Accounting Pronouncements (continued)

price on the basis of all satisfied and unsatisfied performance obligations in a modified contract at transition, and the definition of a completed contract. The effective date of ASUs 2016-08, 2016-10, and 2016-12 is December 15, 2017 with early adoption permitted. The Company is still assessing the impact of these standards on its Condensed Consolidated Financial Statements and will adopt this guidance effective January 1, 2018.
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
Contract cost and recognized income not yet billed and related amounts billed as of September 30, 2016 and December 31, 2015 was as follows (in thousands):

	September 30, 2016	December 31, 2015
Cost incurred on contracts in progress	$317,503	$567,144
Recognized income	38,749	50,812
	356,252	617,956
Progress billings and advance payments	(345,866)	(607,397)
	$10,386	$10,559
Contract cost and recognized income not yet billed	$16,875	$20,451
Contract billings in excess of cost and recognized income	(6,489)	(9,892)
	$10,386	$10,559
Contract cost and recognized income not yet billed includes $1.9 million and $0.8 million at September 30, 2016 and December 31, 2015, respectively, on completed contracts.
The balances billed but not paid by customers pursuant to retainage provisions in certain contracts are generally due upon completion of the contracts and acceptance by the customer. Based on the Company’s experience with similar contracts in recent years, the majority of the retainage balances at each balance sheet date are expected to be collected within the next 12 months. Current retainage balances at September 30, 2016 and December 31, 2015, were approximately $24.6 million and $25.3 million, respectively, and are included in “Accounts receivable, net” in the Condensed Consolidated Balance Sheets. There were no retainage balances with settlement dates beyond the next 12 months at September 30, 2016 and December 31, 2015.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Intangible Assets

The Company's intangible assets with finite lives include customer relationships and trade names and are predominantly within the Utility T&D segment. The changes in the carrying amounts of intangible assets for the nine months ended September 30, 2016 are detailed below (in thousands):

	Customer Relationships	Trademark / Tradename	Total
Balance as of December 31, 2015	$82,044	$4,818	$86,862
Amortization	(6,512)	(803)	(7,315)
Balance as of September 30, 2016	$75,532	$4,015	$79,547
Weighted average remaining amortization period	8.7 years	3.8 years
Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 15 years.
Estimated amortization expense for the remainder of 2016 and each of the subsequent five years and thereafter is as follows (in thousands):

Fiscal year:
Remainder of 2016	$2,439
2017	9,754
2018	9,754
2019	9,754
2020	9,135
2021	8,597
Thereafter	30,114
Total amortization	$79,547
6. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30, 2016	December 31, 2015
Trade accounts payable	$40,741	$48,501
Payroll and payroll liabilities	13,594	14,914
Accrued contract costs	17,777	17,571
Self-insurance accrual	11,757	12,128
Other accrued liabilities	10,496	14,595
Total accounts payable and accrued liabilities	$94,365	$107,709

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Long-term Debt

Long-term debt as of September 30, 2016 and December 31, 2015 was as follows (in thousands):

	September 30, 2016	December 31, 2015
Principal amount, 2014 Term Loan Facility	$92,224	$95,352
Repayment fee, 2014 Term Loan Facility	4,261	4,261
Unamortized discount, 2014 Term Loan Facility	(3,475)	(4,261)
Unamortized debt issuance costs, 2014 Term Loan Facility	(4,338)	(198)
Revolver borrowings	—	—
Capital lease obligations	—	469
Total debt, net of unamortized discount and debt issuance costs	88,672	95,623
Less: current portion	(831)	(3,125)
Long-term debt, net	$87,841	$92,498
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
The term loans bear interest at the “Adjusted Base Rate” plus an applicable margin of 8.75 percent, or the “Eurodollar Rate” plus an applicable margin of 9.75 percent. The interest rate in effect at September 30, 2016 and December 31, 2015 was 11 percent, comprised of an applicable margin of 9.75 percent for Eurodollar rate loans plus a LIBOR floor of 1.25 percent.
The Company made early payments of $3.1 million and $78.3 million against its 2014 Term Loan Facility during the nine months ended September 30, 2016 and 2015, respectively. As a result of these early payments, the Company recorded debt extinguishment charges of $0.1 million and $1.9 million, respectively, which consisted of prepayment fees of 2 percent and the write-off of debt issuance costs.
The Company is also required to pay a repayment fee on the maturity date of the 2014 Term Loan Facility equal to 5.0 percent of the aggregate principal amount outstanding on the maturity date. The repayment fee was contingent upon the sale of the Company's Professional Services segment, which was completed on November 30, 2015. As a result, the Company is amortizing the repayment fee as a discount, from that date through the maturity date of the 2014 Term Loan Facility, using the effective interest method. The unamortized amount of the repayment fee is $3.5 million and $4.3 million at September 30, 2016 and December 31, 2015, respectively.
Since December 31, 2014, the Company has significantly reduced the balance under the 2014 Term Loan Facility. Under the provisions of the 2014 Term Credit Agreement, with respect to prepayments made from inception of the Term Loan through September 30, 2016, the Company has not been required to pay prepayment premiums in respect of the “makewhole amount.” However, future prepayments or refinancing of the balance of the 2014 Term Loan Facility will, in most cases, require the Company to pay a prepayment premium equal to the makewhole amount. The makewhole amount is calculated as the present value of all interest payments that would have been made on the amount prepaid from the date of the prepayment to December 15, 2019 (or June 15, 2019 if the prepayment is made on or after June 15, 2018) at a rate per annum equal to the sum of 9.75 percent plus the greater of 1.25 percent and the Eurodollar rate in effect on the date of the repayment.

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
The Company is also required, as part of its borrowing base calculation, to include a minimum of $25.0 million of the net proceeds of the sale of Bemis, LLC and the balance of the Professional Services segment as eligible pledged cash. The Company has included $40.1 million as eligible pledged cash (collateralized for a portion of its letters of credit) in its September 30, 2016 borrowing base calculation, which is included in the line item "Restricted cash" on the Consolidated Balance Sheet.
The aggregate amount of the borrowing base attributable to eligible accounts and eligible unbilled accounts constituting certain progress or milestone billings, retainage and other performance-based benchmarks may not exceed $23.0 million.
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
On March 31, 2015 (the "First Amendment Closing Date"), March 1, 2016, and July 26, 2016, the Company amended the 2014 Term Credit Agreement pursuant to a First Amendment (the "First Amendment"), a Third Amendment (the "Third Amendment") and a Fourth Amendment (the “Fourth Amendment”). These amendments, among other things, suspended the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the period from December 31, 2014 through December 31, 2016 (the "Covenant Suspension Periods") and provided that any failure by the Company to comply with the Maximum Total Leverage Ratio or Minimum Interest Coverage Ratio during the Covenant Suspension Periods shall not be deemed to result in a default or event of default.
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
In consideration for the Third Amendment and Fourth Amendment, the Company paid a total of $4.6 million in amendment fees during the first nine months of 2016. The amendment fees are recorded as direct deductions from the carrying amount of the 2014 Term Loan Facility in accordance with ASU 2015-03, which the Company retroactively adopted effective January 1, 2016. The Company is amortizing the amendment fees through the maturity date of the 2014 Term Loan Facility, using the effective interest method.
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
As of September 30, 2016, the Company did not have any outstanding revolver borrowings. The Company's unused availability under its September 30, 2016 borrowing base certificate was $44.0 million on a borrowing base of $52.4 million and outstanding letters of credit of $48.5 million, of which $40.1 million was cash collateralized. If the Company’s unused availability under the 2013 ABL Credit Facility is less than the greater of (i) 15.0 percent of the revolving commitments or $15.0 million for five consecutive days, or (ii) 12.5 percent of the revolving commitments or $12.5 million at any time, or upon the occurrence of certain events of default under the 2013 ABL Credit Facility, the Company is subject to increased reporting requirements, the administrative agent shall have exclusive control over any deposit account, the Company will not have any right of access to, or withdrawal from, any deposit account, or any right to direct the disposition of funds in any deposit account, and amounts in any deposit account will be applied to reduce the outstanding amounts under the 2013 ABL Credit

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Long-term Debt (continued)

Facility. In addition, if the Company's unused availability under the 2013 ABL Credit Facility is less than the amounts described above, the Company would be required to comply with a Minimum Fixed Charge Coverage Ratio of 1.15 to 1.00. Based on its current forecasts, the Company does not expect its unused availability under the 2013 ABL Credit Facility to be less than the amounts described above and therefore does not expect the Minimum Fixed Charge Coverage Ratio to be applicable over the next twelve months. If the Minimum Fixed Charge Coverage Ratio were to become applicable, the Company would not expect to be in compliance over the next twelve months and would therefore be in default under its credit agreements.
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

•	limitations on liens and indebtedness;

•	limitations on dividends and other payments in respect of capital stock;

•	limitations on capital expenditures; and

•	limitations on modifications of the documentation of the 2013 ABL Credit Facility.
Fair Value of Debt
The estimated fair value of the Company’s debt instruments as of September 30, 2016 and December 31, 2015 was as follows (in thousands):

	September 30, 2016	December 31, 2015
2014 Term Loan Facility	$95,200	$98,044
Revolver borrowings	—	—
Capital lease obligations	—	469
Total fair value of debt instruments	$95,200	$98,513
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
The effective tax rate on continuing operations was a negative 4.0 percent for the nine months ended September 30, 2016 and 20.2 percent for the nine months ended September 30, 2015. The provision for income taxes for the nine months ended September 30, 2016 was $1.1 million. The Company has reserved for the benefit of current year losses in the United States. As of September 30, 2016, U.S. federal and state deferred tax assets continue to be covered by valuation allowances. The ultimate realization of deferred tax assets is dependent upon the generation of future U.S. taxable income. The Company considers the impacts of reversing taxable temporary differences, future forecasted income and available tax planning strategies when evaluating whether deferred tax assets are more likely than not to be realized.
The effective tax rate on continuing operations was a negative 8.0 percent for the three months ended September 30, 2016 and 0.2 percent for the three months ended September 30, 2015. The provision for income taxes for the three months ended September 30, 2016 was $0.8 million.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Income Taxes (continued)

It is reasonably possible the unrecognized tax benefits may change between $0.0 million to $3.0 million within the next twelve months as a result of settling tax examinations related to 2008-2011.
9. Stockholders' Equity
Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Three Months Ended September 30, 2016 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income (loss)
Balance as of June 30, 2016	$(197)	$(3,368)	$(3,565)
Other comprehensive loss before reclassifications	(495)	—	(495)
Amounts reclassified from accumulated other comprehensive income (loss)	—	273	273
Net current-period other comprehensive income (loss)	(495)	273	(222)
Balance as of September 30, 2016	$(692)	$(3,095)	$(3,787)

	Nine Months Ended September 30, 2016 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income (loss)
Balance as of December 31, 2015	$(1,965)	$(4,044)	$(6,009)
Other comprehensive income before reclassifications	1,273	—	1,273
Amounts reclassified from accumulated other comprehensive income (loss)	—	949	949
Net current-period other comprehensive income	1,273	949	2,222
Balance as of September 30, 2016	$(692)	$(3,095)	$(3,787)

	Three Months Ended September 30, 2015 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income (loss)
Balance as of June 30, 2015	$3,659	$(4,208)	$(549)
Other comprehensive loss before reclassifications	(3,851)	(1,812)	(5,663)
Amounts reclassified from accumulated other comprehensive income (loss)	—	489	489
Net current-period other comprehensive loss	(3,851)	(1,323)	(5,174)
Balance as of September 30, 2015	$(192)	$(5,531)	$(5,723)

	Nine Months Ended September 30, 2015 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income (loss)
Balance as of December 31, 2014	$6,863	$(4,075)	$2,788
Other comprehensive loss before reclassifications	(7,055)	(2,927)	(9,982)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,471	1,471
Net current-period other comprehensive loss	(7,055)	(1,456)	(8,511)
Balance as of September 30, 2015	$(192)	$(5,531)	$(5,723)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Stockholders' Equity (continued)

Reclassifications From Accumulated Other Comprehensive Income (Loss)

Three Months Ended September 30, 2016 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$273	Interest expense
Total	$273

Nine Months Ended September 30, 2016 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$949	Interest expense
Total	$949

Three Months Ended September 30, 2015 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$489	Interest expense
Total	$489

Nine Months Ended September 30, 2015 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$1,471	Interest expense
Total	$1,471

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
Basic and diluted income (loss) per common share from continuing operations is computed as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss from continuing operations applicable to common shares (numerator for basic and diluted calculation)	$(10,661)	$(19,411)	$(29,720)	$(83,758)
Weighted average number of common shares outstanding for basic loss per share	61,639,590	60,335,717	61,257,851	56,833,178
Weighted average number of potentially dilutive common shares outstanding	—	—	—	—
Weighted average number of common shares outstanding for diluted loss per share	61,639,590	60,335,717	61,257,851	56,833,178
Loss per common share from continuing operations:
Basic	$(0.17)	$(0.32)	$(0.49)	$(1.47)
Diluted	$(0.17)	$(0.32)	$(0.49)	$(1.47)

The Company has excluded shares potentially issuable under the terms of use of the securities listed below from the computation of diluted income per share, as the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	31,522	55,000	43,796	55,000
Restricted stock and restricted stock units	52,677	327,761	391,230	435,302
	84,199	382,761	435,026	490,302

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Segment Information

The following tables reflect the Company’s operations by reportable segment for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30, 2016
	Oil & Gas	Utility T&D	Canada	Unallocated Corporate Costs	Eliminations	Consolidated
Contract revenue	$33,100	$106,422	$35,355	$—	$(56)	$174,821
Contract costs	34,192	95,461	33,209	—	(56)	162,806
Amortization of intangibles	48	2,390	—	—	—	2,438
General and administrative	4,103	7,906	3,368	—	—	15,377
Other charges	158	36	325	—	—	519
Operating income (loss)	$(5,401)	$629	$(1,547)	$—	$—	(6,319)
Non-operating expenses						(3,550)
Provision for income taxes						792
Loss from continuing operations						(10,661)
Loss from discontinued operations net of provision for income taxes						(1,325)
Net loss						$(11,986)
General and administrative amounts above include allocated corporate costs of $1.1 million in Oil & Gas, $3.6 million in Utility T&D and $1.2 million in Canada.

	Three Months Ended September 30, 2015
	Oil & Gas	Utility T&D	Canada	Unallocated Corporate Costs	Eliminations	Consolidated
Contract revenue	$81,029	$88,922	$52,294	$—	$(54)	$222,191
Contract costs	79,449	86,357	43,103	—	(54)	208,855
Amortization of intangibles	82	2,390	—	—	—	2,472
General and administrative	6,040	5,373	6,358	1,588	—	19,359
Other charges	3,787	81	11	(7)	—	3,872
Operating income (loss)	$(8,329)	$(5,279)	$2,822	$(1,581)	$—	(12,367)
Non-operating expenses						(7,087)
Benefit for income taxes						(43)
Loss from continuing operations						(19,411)
Income from discontinued operations net of provision for income taxes						2,212
Net loss						$(17,199)
General and administrative amounts above include allocated corporate costs of $1.9 million in Oil & Gas, $3.0 million in Utility T&D and $2.0 million in Canada. Other charges amounts above include allocated corporate costs of $0.1 million in Oil and Gas and $0.1 million in Utility T&D. Unallocated corporate costs represent charges that were previously allocated to the Professional Services segment but were not reclassified to discontinued operations.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Segment Information (continued)

	Nine Months Ended September 30, 2016
	Oil & Gas	Utility T&D	Canada	Unallocated Corporate Costs	Eliminations	Consolidated
Contract revenue	$147,174	$313,066	$107,343	$—	$(290)	$567,293
Contract costs	147,022	281,025	98,565	—	(290)	526,322
Amortization of intangibles	146	7,169	—	—	—	7,315
General and administrative	14,559	22,115	10,357	—	—	47,031
Other charges	2,251	1,429	1,466	—	—	5,146
Operating income (loss)	$(16,804)	$1,328	$(3,045)	$—	$—	(18,521)
Non-operating expenses						(10,053)
Provision for income taxes						1,146
Loss from continuing operations						(29,720)
Loss from discontinued operations net of provision for income taxes						(3,836)
Net loss						$(33,556)
General and administrative amounts above include allocated corporate costs of $5.1 million in Oil & Gas, $10.7 million in Utility T&D and $3.7 million in Canada. Other charges amounts above include allocated corporate costs of $0.7 million in Oil & Gas, $1.4 million in Utility T&D and $0.5 million in Canada.

	Nine Months Ended September 30, 2015
	Oil & Gas	Utility T&D	Canada	Unallocated Corporate Costs	Eliminations	Consolidated
Contract revenue	$219,247	$282,347	$189,948	$—	$(208)	$691,334
Contract costs	225,274	262,407	171,097	—	(208)	658,570
Amortization of intangibles	245	7,169	—	—	—	7,414
General and administrative	21,418	17,181	16,252	6,989	—	61,840
Other charges	7,365	1,063	911	861	—	10,200
Operating income (loss)	$(35,055)	$(5,473)	$1,688	$(7,850)	$—	(46,690)
Non-operating expenses						(58,232)
Benefit for income taxes						(21,164)
Loss from continuing operations						(83,758)
Income from discontinued operations net of provision for income taxes						37,849
Net loss						$(45,909)
General and administrative amounts above include allocated corporate costs of $6.0 million in Oil & Gas, $8.6 million in Utility T&D and $6.0 million in Canada. Other charges amounts above include allocated corporate costs of $0.8 million in Oil & Gas, $1.1 million in Utility T&D and $0.7 million in Canada. Unallocated corporate costs represent charges that were previously allocated to the Professional Services segment but were not reclassified to discontinued operations.
Total assets by segment at September 30, 2016 and December 31, 2015 are presented below (in thousands):

	September 30, 2016	December 31, 2015
Oil & Gas	$48,021	$78,623
Utility T&D	200,997	202,836
Canada	56,075	69,816
Corporate	77,592	89,055
Total assets, continuing operations	$382,685	$440,330

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Contingencies, Commitments and Other Circumstances

Contingencies
Litigation and Regulatory Matters Related to the Company’s October 21, 2014 Press Release Announcing the Restatement of Condensed Consolidated Financial Statements for the Quarterly Period Ended June 30, 2014
After the Company announced it would be restating its Condensed Consolidated Financial Statements for the quarterly period ended June 30, 2014, a complaint was filed in the United States District Court for the Southern District of Texas (“USDC”) on October 28, 2014 seeking class action status on behalf of purchasers of the Company’s stock and alleging damages on their behalf arising from the matters that led to the restatement. The original defendants in the case were the Company, its former chief executive officer, Robert R. Harl, and its current chief financial officer. On January 30, 2015, the court named two employee retirement systems as Lead Plaintiffs. Lead Plaintiffs filed their consolidated complaint, captioned In re Willbros Group, Inc. Securities Litigation, on March 31, 2015, adding as a defendant John T. McNabb, II, the former chief executive officer who had succeeded Mr. Harl. On June 15, 2015, Lead Plaintiffs filed a second amended consolidated complaint, seeking unspecified damages and asserting violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Act”), based on alleged misrepresentations and omissions in SEC filings and other public disclosures in 2014, primarily regarding internal controls, the performance of the Oil & Gas segment, compliance with debt covenants and liquidity, certain financial results, and the circumstances surrounding Mr. Harl’s departure. On July 27, 2015, the Company filed a motion to dismiss the case. At a hearing on May 24, 2016, the court granted the motion to dismiss in part and denied it in part. On July 22, 2016, the Company filed an answer to the suit denying the remaining allegations in the case, which complain of alleged misrepresentations and omissions in violation of the Act regarding internal controls, the performance of the Oil & Gas segment, and Mr. Harl’s departure. The Company is vigorously defending against the remaining allegations, which the Company believes are without merit. The Company is not able at this time to determine the likelihood of loss, if any, arising from this matter.
In addition, two shareholder derivative lawsuits were filed purportedly on behalf of the Company in connection with the restatement. The first, Markovich v. Harl et al, was filed on November 6, 2014 in the District Court of Harris County, Texas. The second, Kumararatne v. McNabb et al, was filed on March 4, 2015 in the USDC, but was voluntarily dismissed by the plaintiff on April 23, 2015. The Markovich lawsuit named certain current and former officers and members of the Company's board of directors as defendants and the Company as a nominal defendant. The lawsuit alleged that the officer and board member defendants breached their fiduciary duties by permitting the Company’s internal controls to be inadequate, failing to prevent the restatements, wasting corporate assets, and alleged that the defendants were unjustly enriched. The defendants sought dismissal of the lawsuit on the grounds that the plaintiff failed to make demand upon the Company’s board to bring the lawsuit and on February 23, 2016, the court sustained the defendants’ motion and dismissed the lawsuit with prejudice. On March 10, 2016, the plaintiff filed a motion for reconsideration and asked the court for leave to amend its lawsuit. The court granted the plaintiff’s motion in part, allowing an amended petition, which was filed on April 18, 2016. The Plaintiff’s Second Amended Petition added Ravi Kumararatne as a plaintiff and added claims for breach of fiduciary duty against the former officers and officer and board of director defendants related to the departure of former Company executives, financial controls, and compliance with the Company’s debt covenants. The Company sought dismissal of the amended petition on the grounds the plaintiffs failed to make a demand upon the Company’s board to bring the lawsuit. In response, plaintiffs filed a Third Amended Petition on June 24, 2016, purporting to add additional facts to support their allegations, including their allegation that they are excused from making a demand upon the board because, they claim, such demand would be futile. Believing the claims added by plaintiffs are without merit, the Company has moved to dismiss this latest pleading. After hearing argument on the motion, the court issued an order on October 24, 2016, sustaining the Company's objections to plaintiffs' latest pleading and again dismissed the lawsuit with prejudice.
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Contingencies, Commitments and Other Circumstances (continued)

Commitments
From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds and financial guarantees. Contracts with the Company’s customers may require the Company to secure letters of credit or surety bonds to secure the Company’s performance of contracted services. In such cases, the letters of credit or bond commitments can be called upon in the event of the Company's failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or surety bonds in lieu of contract retention provisions, where the client otherwise withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention letters of credit or bond commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. The Company also issues letters of credit from time-to-time to secure deductible obligations under its workers compensation, automobile and general liability policies. At September 30, 2016, the Company had approximately $48.5 million of outstanding letters of credit. This amount represents the maximum amount of payments the Company could be required to make if these letters of credit are drawn upon. Additionally, the Company issues surety bonds (primarily performance in nature) that are customarily required by commercial terms on construction projects. At September 30, 2016, these bonds outstanding had a face value of $160.3 million. This amount represents the bond penalty amount of future payments the Company could be required to make if the Company fails to perform its obligations under such contracts. The performance bonds do not have a stated expiration date; rather, each is released when the Company's performance of the contract is accepted by the customer. The Company’s maximum exposure as it relates to the value of the bonds outstanding is lowered on each bonded project as the cost to complete is reduced. As of September 30, 2016, no liability has been recognized for letters of credit or surety bonds.
Other Circumstances
The Company is in the process of executing a pipeline project which has encountered unmarked underground obstructions in the desired pipeline right-of-way. As such, the Company is evaluating alternatives with its client to complete the required contract scope, which is included in the Company's estimated contract costs to complete. While the Company believes the impact of the obstructions may be grounds for a change order, the Company has not included any potential change order in its contract revenue estimates. In addition, should the Company be unable to complete the scope of work using its desired alternatives, the Company could incur additional costs which could have a material impact on its Condensed Consolidated Financial Statements.
In addition to the matter described above, the Company has the usual liability of contractors for the completion of contracts and warranty of its work. In addition, the Company acts as prime contractor on a majority of the projects it undertakes and is normally responsible for the performance of the entire project, including subcontract work. Management is not aware of any material exposure related thereto which has not been provided for in the accompanying Condensed Consolidated Financial Statements.

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
There were no transfers between levels in the third quarter of 2016 and 2015.
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
The Company attempts to negotiate contracts that provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no forward contracts or options at September 30, 2016 or December 31, 2015.
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Other Charges

The following table reflects the Company's other charges for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Equipment and facility lease abandonment	$217	$3,279	$3,338	$5,818
Loss on sale of subsidiary (1)	207	—	330	—
Loss on sale of corporate asset	—	—	—	2,226
Employee severance charges	91	325	1,249	977
Restatement costs (2)	4	205	(42)	651
Accelerated stock vesting	—	63	271	528
Total	$519	$3,872	$5,146	$10,200
(1) Attributed to the sale of the Oil & Gas segment's fabrication business that was finalized in 2016. In the fourth quarter of 2015, the Company recorded an impairment charge of $2.0 million in relation to this business.
(2) Includes accounting and legal fees associated with the investigation of the root cause behind the deterioration of certain construction projects within the Oil & Gas segment, which led to the restatements of the Company's Condensed Consolidated Financial Statements for the quarterly periods ended March 31, 2014 and June 30, 2014.
Activity in the accrual related to the equipment and facility lease abandonment charges during the nine months ended September 30, 2016 is as follows (in thousands):

	Oil & Gas	Canada	Utility T&D	Corporate	Total
Accrued cost at December 31, 2015	$1,434	$147	$626	$4,163	$6,370
Costs recognized	1,414	214	—	2,401	4,029
Cash payments	(1,923)	(65)	(226)	(1,816)	(4,030)
Non-cash charges (1)	—	—	—	217	217
Change in estimates (2)	(84)	—	(3)	(1,766)	(1,853)
Accrued cost at September 30, 2016	$841	$296	$397	$3,199	$4,733
(1) Non-cash charges consist of accretion expense.
(2) Includes approximately $1.2 million in income that was allocated to discontinued operations.
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
In connection with this transaction, the Company recorded a net gain on sale of $97.0 million during the fourth quarter of 2015. Certain assets and liabilities associated with one Professional Services contract were retained by the Company and have been excluded from the transaction. During the first nine months of 2016, the Company recorded $2.5 million in charges against the net gain on sale in relation to working capital and other post-closing adjustments.
In the third quarter of 2016, the Company reached an agreement with TRC on substantially all of the outstanding items related to the sale of the Professional Services segment. As a result, the Company received $2.2 million in the third quarter of 2016 in relation to the sale and inclusive of the final settlement of working capital and the outstanding Holdback Amount.
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
Premier
On March 31, 2015, the Company sold all of its membership units in Premier to USIC Locating Services, LLC for approximately $51.0 million in cash, of which $4.0 million was deposited into an escrow account for a period of up to eighteen months to cover post-closing adjustments and any indemnification obligations of the Company. The Company received $2.0 million of the escrow amount in the first nine months of 2016 and an additional $1.2 million in the fourth quarter of 2016. In connection with this transaction, the Company recorded a net gain on sale of $37.1 million during the first quarter of 2015.
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Discontinued Operations (continued)

Results of Discontinued Operations
Condensed Statements of Operations with respect to discontinued operations are as follows (in thousands):

	Three Months Ended September 30, 2016
	Professional Services	Hawkeye	Total
Contract revenue	$—	$—	$—
Contract costs	276	—	276
Loss on sale of subsidiary	—	—	—
General and administrative	651	296	947
Other charges	102	—	102
Operating loss	(1,029)	(296)	(1,325)
Non-operating expenses	—	—	—
Pre-tax loss	(1,029)	(296)	(1,325)
Provision for income taxes	—	—	—
Loss from discontinued operations	$(1,029)	$(296)	$(1,325)

	Three Months Ended September 30, 2015
	Professional Services	Hawkeye	Total
Contract revenue	$44,559	$849	$45,408
Contract costs	36,499	153	36,652
Amortization of intangibles	21	—	21
Loss on sale of subsidiary	591	—	591
General and administrative	3,092	(513)	2,579
Other charges	2,048	—	2,048
Operating income	2,308	1,209	3,517
Non-operating income (expense)	15	(3)	12
Pre-tax income	2,323	1,206	3,529
Provision for income taxes	1,317	—	1,317
Income from discontinued operations	$1,006	$1,206	$2,212

	Nine Months Ended September 30, 2016
	Professional Services	Hawkeye	Total
Contract revenue	$1,869	$—	$1,869
Contract costs	2,293	—	2,293
Loss on sale of subsidiary	2,456	—	2,456
General and administrative	1,949	67	2,016
Other income	(1,060)	—	(1,060)
Operating loss	(3,769)	(67)	(3,836)
Non-operating expenses	—	—	—
Pre-tax loss	(3,769)	(67)	(3,836)
Provision for income taxes	—	—	—
Loss from discontinued operations	$(3,769)	$(67)	$(3,836)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Discontinued Operations (continued)

	Nine Months Ended September 30, 2015
	Professional Services	Hawkeye	Total
Contract revenue	$209,271	$2,073	$211,344
Contract costs	177,594	1,242	178,836
Amortization of intangibles	793	—	793
Gain on sale of subsidiaries	(55,781)	—	(55,781)
General and administrative	22,753	(109)	22,644
Other charges	4,405	—	4,405
Operating income	59,507	940	60,447
Non-operating income (expense)	(62)	10	(52)
Pre-tax income	59,445	950	60,395
Provision for income taxes	22,546	—	22,546
Income from discontinued operations	$36,899	$950	$37,849
Condensed Balance Sheets with respect to discontinued operations are as follows (in thousands):

	September 30, 2016
	Professional Services	Hawkeye	Total
Accounts receivable, net	$6	$—	$6
Contract cost and recognized income not yet billed	137	—	137
Prepaid expenses and other current assets	—	—	—
Total assets associated with discontinued operations	143	—	143

Accounts payable and accrued liabilities	470	153	623
Contract billings in excess of costs and recognized income	400	—	400
Other current liabilities	530	—	530
Other long-term liabilities	1,106	—	1,106
Total liabilities associated with discontinued operations	2,506	153	2,659

Net liabilities of discontinued operations	$(2,363)	$(153)	$(2,516)

	December 31, 2015
	Professional Services	Hawkeye	Total
Accounts receivable, net	$313	$9	$322
Contract cost and recognized income not yet billed	924	—	924
Prepaid expenses and other current assets	—	1	1
Total assets associated with discontinued operations	1,237	10	1,247

Accounts payable and accrued liabilities	815	452	1,267
Contract billings in excess of costs and recognized income	1,457	—	1,457
Other current liabilities	1,303	—	1,303
Other long-term liabilities	1,423	—	1,423
Total liabilities associated with discontinued operations	4,998	452	5,450

Net liabilities of discontinued operations	$(3,761)	$(442)	$(4,203)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2016 and 2015, included in Item 1 of Part I of this Form 10-Q, and the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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
Our Canada segment provides construction, maintenance and fabrication services, including integrity and supporting civil work, pipeline construction, general mechanical and facility construction, API storage tanks, general and modular fabrication, along with electrical and instrumentation projects serving the Canadian energy and water industries.
General economic and market conditions such as the prolonged decline in oil prices, coupled with the highly competitive nature of our industry, continue to result in pricing pressure on the services we provide in our Oil & Gas and Canada segments.
Looking Forward
Although the reduction in contract revenue in the third quarter of 2016 reflects our recent decline in backlog, bidding opportunities exist in all of our segments, and we continue to remain focused on building backlog. We have strengthened our business development team and increased our executive management customer interface efforts. While recent awards have been small and reflect some market diversification, we anticipate any new awards resulting from these efforts will be realized primarily in 2017.
We continually assess our overall cost structure, operating performance and service offering capabilities, primarily in our Oil & Gas and Canada segments as the energy market remains challenging and uncertain. We continue to manage growth in our Utility T&D segment as multiple opportunities exist, including bids in the renewable energy and fiber optics markets.

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
A reconciliation of Adjusted EBITDA from continuing operations to U.S. GAAP financial information follows (in thousands):

	Nine Months Ended
	September 30, 2016	September 30, 2015
Loss from continuing operations	$(29,720)	$(83,758)
Interest expense	10,433	20,976
Interest income	(443)	(37)
Provision (benefit) for income taxes	1,146	(21,164)
Depreciation and amortization	16,694	21,046
Debt covenant suspension and extinguishment charges	63	37,112
Stock based compensation	3,269	4,553
Restructuring and reorganization costs	4,587	6,509
Accounting and legal fees associated with the restatements	(42)	651
Loss on sale of subsidiary	330	—
Fort McMurray wildfire related costs	523	—
Gain on disposal of property and equipment	(3,181)	(1,715)
Adjusted EBITDA from continuing operations	$3,659	$(15,827)

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
At September 30, 2016, total backlog was $646.6 million and 12 month backlog was $375.7 million. In comparison to December 31, 2015, total backlog decreased $180.2 million and 12 month backlog decreased $56.5 million. These decreases are primarily related to the lower demand for our services in the oil and gas industry resulting in fewer new awards. In addition, the decrease in total backlog is due to the continued work-off of MSAs, which are subject to renewal options in future years. MSA work included in backlog extends only through the life of the contract. We intend to pursue the renewal of these MSAs upon expiration.
The following tables (in thousands) show our backlog from continuing operations by operating segment and geographic location as of September 30, 2016 and December 31, 2015:

	September 30, 2016				December 31, 2015
	12 Month	Percent	Total	Percent	12 Month	Percent	Total	Percent
Oil & Gas	$23,590	6.3%	$23,590	3.7%	$46,810	10.9%	$48,810	5.9%
Utility T&D	289,758	77.1%	535,014	82.7%	274,610	63.5%	622,629	75.3%
Canada	62,400	16.6%	88,025	13.6%	110,797	25.6%	155,379	18.8%
Total Backlog	$375,748	100.0%	$646,629	100.0%	$432,217	100.0%	$826,818	100.0%

	September 30, 2016		December 31, 2015
	Total	Percent	Total	Percent
Total Backlog by Geographic Region
United States	$558,604	86.4%	$671,439	81.2%
Canada	88,025	13.6%	155,379	18.8%
Backlog	$646,629	100.0%	$826,818	100.0%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In our Annual Report on Form 10-K for the year ended December 31, 2015, we identified and disclosed our significant accounting policies. Subsequent to December 31, 2015, there has been no change to our significant accounting policies.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
(in thousands)

	2016	2015	Change
Contract revenue
Oil & Gas	$33,100	$81,029	$(47,929)
Utility T&D	106,422	88,922	17,500
Canada	35,355	52,294	(16,939)
Eliminations	(56)	(54)	(2)
Total	174,821	222,191	(47,370)
Contract costs	162,806	208,855	(46,049)
Amortization of intangibles	2,438	2,472	(34)
General and administrative	15,377	19,359	(3,982)
Other charges	519	3,872	(3,353)
Operating income (loss)
Oil & Gas	(5,401)	(8,329)	2,928
Utility T&D	629	(5,279)	5,908
Canada	(1,547)	2,822	(4,369)
Unallocated Corporate costs	—	(1,581)	1,581
Total	(6,319)	(12,367)	6,048
Non-operating expenses	(3,550)	(7,087)	3,537
Loss from continuing operations before income taxes	(9,869)	(19,454)	9,585
Provision (benefit) for income taxes	792	(43)	835
Loss from continuing operations	(10,661)	(19,411)	8,750
Income (loss) from discontinued operations net of provision for income taxes	(1,325)	2,212	(3,537)
Net loss	$(11,986)	$(17,199)	$5,213

Consolidated Results
Contract Revenue
Contract revenue decreased $47.4 million in the third quarter of 2016 primarily related to the continued negative impact of current market conditions in the United States and Canada including low prevailing oil and gas prices. The decrease is partially offset by increased revenue in our Utility T&D segment driven mainly by our electric transmission construction services in Texas.
Contract Costs
Contract costs decreased $46.0 million in the third quarter of 2016 primarily related to lower revenue levels previously discussed. Contract margin was 6.9 percent in the third quarter of 2016 compared to 6.0 percent in the third quarter of 2015. The improved margin is primarily related to lower equipment related indirect costs due to the rationalization of our equipment fleet.
Amortization of Intangibles
We recorded $2.4 million of intangible amortization expense in the third quarter of 2016 primarily related to the amortization of customer relationship and trademark intangibles associated with our Utility T&D segment. The small decrease from the third quarter of 2015 is related to the lack of intangible amortization associated with field, fabrication and union construction turnaround services in our Oil & Gas segment, which were fully impaired in the fourth quarter of 2015.
General and Administrative Expenses
General and administrative expenses decreased $4.0 million quarter-over-quarter as a result of cost reduction initiatives taken over the last several quarters, including, but not limited to, employee headcount reductions, primarily in our corporate headquarters, as well as the closing of our regional delivery offices and our exit from the downstream market in the Oil & Gas segment.

Other Charges
We recorded other charges of $0.5 million in the third quarter of 2016 primarily related to a facility lease abandonment charge in the current quarter. The decrease of $3.4 million from the third quarter of 2015 is primarily related to 2015 equipment lease abandonment charges that did not recur in the third quarter of 2016.
Operating Loss
Operating loss decreased $6.0 million in the third quarter of 2016 primarily driven by increased income in our Utility T&D segment mainly through an increased volume of work in our electric transmission construction services and electric distribution services in Texas, which led to higher margins. In addition, the reduced loss is partly attributable to the rationalization of our equipment fleet in our Oil & Gas segment, and a decrease in general and administrative costs and equipment and facility lease abandonment charges quarter-over-quarter. The overall decrease is partially offset by a lower volume of work in our Oil & Gas and Canada segments in comparison to the third quarter of 2015.
Non-Operating Expenses
Non-operating expenses decreased $3.5 million in the third quarter of 2016 primarily related to a reduction of interest expense as a result of a lower Term Loan balance in the third quarter of 2016, compared to the third quarter of 2015.
Provision (Benefit) for Income Taxes
Benefit for income taxes decreased $0.8 million to a provision of $0.8 million in the third quarter of 2016. The decrease is primarily attributed to the alternative minimum tax.
Income (Loss) from Discontinued Operations, Net of Taxes
Income from discontinued operations decreased $3.5 million to a loss of $1.3 million in the third quarter of 2016 primarily due to a reduction of income generated from services in our Professional Services segment, which were sold in the fourth quarter of 2015, as well as a reduction of income associated with the Maine Power Reliability Program Project, which we retained as part of the sale of Hawkeye and completed in 2015. The overall reduction is partially offset by a provision for income taxes related to previously sold subsidiaries that did not recur in the third quarter of 2016.

Segment Results
Oil & Gas Segment
Contract revenue decreased $47.9 million in the third quarter of 2016 primarily related to a lower volume of work in our mainline pipeline, facilities and integrity construction services as well as our tank services. The overall decrease is also partly attributed to the 2015 exit from service offerings in the downstream market.
Operating loss decreased $2.9 million in the third quarter of 2016 primarily related to lower equipment-related indirect costs due to the rationalization of our equipment fleet, a decrease in other charges related to the abandonment of certain equipment and facility leases, mostly in our mainline pipeline construction services, and a reduction of losses associated with our service offerings in the downstream market, which we exited in 2015. The overall decrease is partially offset by a reduction of income in our facilities and integrity construction services due to the lower volume of work described above.
Utility T&D Segment
Contract revenue increased $17.5 million in the third quarter of 2016 driven primarily by an increase in the volume of work in our electric transmission construction services and electric distribution services in Texas, which includes work performed under our alliance agreement with Oncor. The increase was partially offset by the absence of matting services associated with Bemis, LLC ("Bemis"), which was sold in the fourth quarter of 2015.
Operating income increased $5.9 million to $0.6 million in the third quarter of 2016 primarily driven by the increased volume of work described above, which led to higher margins. The increase is also partly attributed to a decrease in insurance and other employee related costs across the segment compared to the third quarter of 2015. The improvement is partially offset by an increase in allocated corporate overhead due to the segment's increased percentage of total company revenue quarter-over-quarter.

Canada Segment
Contract revenue decreased $16.9 million in the third quarter of 2016 primarily related to a lower volume of work across the entire segment due to low prevailing oil and gas prices and challenging market conditions. The decrease in contract revenue is also partly driven by the 2015 completion of certain large capital projects that have not recurred in 2016 due to the challenging market conditions described above, which has significantly reduced capital spending by our customers in the energy sector.
Operating income decreased $4.4 million in the third quarter of 2016 primarily related to a lower volume of work across the entire segment and continued price pressures coupled with a loss recognized mainly due to adverse weather conditions in the early stages of one cross-country pipeline project. In addition, the overall decrease in income is partly attributed to a change in the mix of services as there were more capital and maintenance projects performed in the third quarter of 2015, which yielded higher margins. The overall reduction was partially offset by higher equipment utilization and a reduction in allocated corporate overhead due to the segment's decreased percentage of total company revenue quarter-over-quarter.
Unallocated Corporate Costs
Unallocated corporate costs represent charges that were previously allocated to the Professional Services segment, but were not reclassified to discontinued operations. There were no unallocated corporate costs during the third quarter of 2016 as the Professional Services segment was sold in 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
(in thousands)

	2016	2015	Change
Contract revenue
Oil & Gas	$147,174	$219,247	$(72,073)
Utility T&D	313,066	282,347	30,719
Canada	107,343	189,948	(82,605)
Eliminations	(290)	(208)	(82)
Total	567,293	691,334	(124,041)
Contract costs	526,322	658,570	(132,248)
Amortization of intangibles	7,315	7,414	(99)
General and administrative	47,031	61,840	(14,809)
Other charges	5,146	10,200	(5,054)
Operating income (loss)
Oil & Gas	(16,804)	(35,055)	18,251
Utility T&D	1,328	(5,473)	6,801
Canada	(3,045)	1,688	(4,733)
Unallocated Corporate costs	—	(7,850)	7,850
Total	(18,521)	(46,690)	28,169
Non-operating expenses	(10,053)	(58,232)	48,179
Loss from continuing operations before income taxes	(28,574)	(104,922)	76,348
Provision (benefit) for income taxes	1,146	(21,164)	22,310
Loss from continuing operations	(29,720)	(83,758)	54,038
Income (loss) from discontinued operations net of provision for income taxes	(3,836)	37,849	(41,685)
Net loss	$(33,556)	$(45,909)	$12,353

Consolidated Results
Contract Revenue
Contract revenue decreased $124.0 million in the first nine months of 2016 primarily related to the continued negative impact of current market conditions in the United States and Canada including low prevailing oil and gas prices. The overall decrease is also partly attributed to the 2015 exit from both our regional delivery model and service offerings in the downstream market in our Oil & Gas segment. The decrease is partially offset by increased revenue in our Utility T&D segment driven mainly by our electric transmission construction services in Texas.
Contract Costs
Contract costs decreased $132.2 million in the first nine months of 2016 primarily related to lower revenue levels previously discussed. Contract margin was 7.2 percent in the first nine months of 2016 compared to 4.7 percent in the first nine months of 2015. The improved margin is primarily related to a reduction of equipment related indirect costs due to the rationalization of our equipment fleet.
Amortization of Intangibles
We recorded $7.3 million of intangible amortization expense in the first nine months of 2016 primarily related to the amortization of customer relationship and trademark intangibles associated with our Utility T&D segment. The decrease from the first nine months of 2015 of $0.1 million is primarily related to the lack of intangible amortization associated with field, fabrication and union construction turnaround services in our Oil & Gas segment, which were fully impaired in the fourth quarter of 2015.
General and Administrative Expenses
General and administrative expenses decreased $14.8 million in the first nine months of 2016 as a result of cost reduction initiatives taken over the last several quarters, including, but not limited to, employee headcount reductions, primarily in our corporate headquarters, as well as the closing of our regional delivery offices and our exit from the downstream market in the Oil & Gas segment.

Other Charges
We recorded other charges of $5.1 million in the first nine months of 2016 primarily related to $3.3 million in equipment and facility lease abandonment charges and $1.2 million in employee severance charges. The $5.1 million decrease in other charges from the first nine months of 2015 is primarily related to a $2.2 million loss on sale of corporate asset in the first nine months of 2015 that did not recur in 2016 and a $2.5 million reduction of equipment and facility lease abandonment charges year-over-year.
Operating Loss
Operating loss decreased $28.2 million in the first nine months of 2016 primarily driven by the rationalization of our equipment fleet in our Oil & Gas segment, and decreased general and administrative costs and other charges year-over-year. In addition, the reduced loss is partly attributable to an increased volume of work in a number of service offerings in our Utility T&D segment. The overall decrease in operating loss was partially offset by a lower volume of work in our Oil & Gas and Canada segments in comparison to the first nine months of 2015.
Non-Operating Expenses
Non-operating expenses decreased $48.2 million in the first nine months of 2016 primarily related to $33.5 million in debt covenant suspension and extinguishment charges related to the fair value of outstanding stock issued during the first nine months of 2015, which did not recur in the first nine months of 2016. The remaining decrease was related to a reduction of interest expense as a result of a lower Term Loan balance in the first nine months of 2016, compared to the first nine months of 2015, as well as a reduction in prepayment premiums and debt issuance cost write-offs in connection with early payments of debt from asset dispositions, which significantly decreased year-over-year.
Provision (Benefit) for Income Taxes
Benefit for income taxes decreased $22.3 million to a provision of $1.1 million in the first nine months of 2016. The decrease is primarily attributed to a 2015 benefit for income taxes in continuing operations that was partially offset by a 2015 provision for income taxes in discontinued operations in relation to the net gain on sale of subsidiaries in 2015 that did not recur in 2016.
Income (Loss) from Discontinued Operations, Net of Taxes
Income from discontinued operations decreased $41.7 million to a $3.8 million loss in the first nine months of 2016. The decrease is primarily attributed to a change in net gain on sale of subsidiaries of $58.3 million between periods. In 2015, we recorded a large net gain on sale of $55.8 million primarily related to the sale of our Premier and UtilX subsidiaries, whereas in 2016, we recorded a loss on sale of $2.5 million related to the settlement of working capital and other post-closing adjustments in connection with the sale of our Professional Services segment. The overall decrease from the first nine months of 2015 is also partly attributed to a reduction of income in 2016 from services previously associated with our Professional Services segment. The overall decrease is partially offset by a 2015 provision for income taxes of $22.5 million related to previously sold subsidiaries that did not recur in the first nine months of 2016.

Segment Results
Oil & Gas Segment
Contract revenue decreased $72.1 million in the first nine months of 2016 primarily related to the 2015 exit of both our regional delivery model and service offerings in the downstream market, coupled with the 2015 completion of a significant project in the Northeast and a lower volume of work in tank services, facilities and integrity construction services compared to 2015. The overall decrease is partially offset by increased revenue in our mainline pipeline construction service offerings year-over-year.
Operating loss decreased $18.3 million in the first nine months of 2016 primarily associated with lower equipment-related indirect costs due to the rationalization of our equipment fleet, as well as a decrease in other charges related to the abandonment of certain equipment and facility leases, mostly in our mainline pipeline construction services. The decreased operating loss is also partly attributed to a reduction of losses associated with our regional delivery model and service offerings in our downstream market, which we exited in 2015, as well as the favorable settlement of a contract dispute with a customer during the first nine months of 2016. The overall decrease is partially offset by a reduction of income in our facilities construction services and increased losses in our tank services, both due to the lower volume of work described above.

Utility T&D Segment
Contract revenue increased $30.7 million in the first nine months of 2016 driven primarily by an increase in the volume of work in our electric transmission construction services and electric distribution services in Texas, which includes work performed under our alliance agreement with Oncor, as well as growth in distribution MSA work along the Atlantic seaboard. The increase was partially offset by the absence of matting services associated with Bemis, which was sold in the fourth quarter of 2015.
Operating income increased $6.8 million in the first nine months of 2016 primarily driven by the increased volume of work described above, which led to higher margins. The increase is also partly attributed to a decrease in insurance and other employee related costs across the segment compared to the same period in 2015. The increase in income is partially offset by an increase in allocated corporate overhead due to the segment's increased percentage of total company revenue quarter-over-quarter, and a reduction of income generated from matting services in Bemis, which was sold in the fourth quarter of 2015.
Canada Segment
Contract revenue decreased $82.6 million in the first nine months of 2016 primarily related to a lower volume of work across the entire segment due to low prevailing oil and gas prices and challenging market conditions. The decrease in contract revenue is also partly driven by the 2015 completion of certain large capital projects that have not recurred in 2016 due to the challenging market conditions described above, which has significantly reduced capital spending by our customers.
Operating income decreased $4.7 million in the first nine months of 2016 primarily related to a lower volume of work across the entire segment and continued price pressures coupled with a loss recognized mainly due to adverse weather conditions in the early stages of one cross-country pipeline project. In addition, the overall decrease in income is partly attributed to a change in the mix of services as there were more capital and maintenance projects performed in the first nine months of 2015, which yielded higher margins. The overall reduction was partially offset by higher equipment utilization a reduction in allocated corporate overhead due to the segment's decreased percentage of total company revenue year-over-year and the impact of measures taken to reduce overall operating costs in the first nine months of 2016.
Unallocated Corporate Costs
Unallocated corporate costs represent charges that were previously allocated to the Professional Services segment, but were not reclassified to discontinued operations. There were no unallocated corporate costs during the first nine months of 2016 as the Professional Services segment was sold in 2015.
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
The term loans bear interest at the “Adjusted Base Rate” plus an applicable margin of 8.75 percent, or the “Eurodollar Rate” plus an applicable margin of 9.75 percent. The interest rate in effect at September 30, 2016 and December 31, 2015 was 11 percent, comprised of an applicable margin of 9.75 percent for Eurodollar Rate loans plus a LIBOR floor of 1.25 percent.
We made early payments of $3.1 million and $78.3 million against our 2014 Term Loan Facility during the nine months ended September 30, 2016 and 2015, respectively. As a result of these early payments, we recorded debt extinguishment charges of $0.1 million and $1.9 million, respectively, which consisted of prepayment fees of 2 percent and the write-off of debt issuance costs.

We are also required to pay a repayment fee on the maturity date of the 2014 Term Loan Facility equal to 5.0 percent of the aggregate principal amount outstanding on the maturity date. The repayment fee was contingent upon the sale of our Professional Services segment, which was completed on November 30, 2015. As a result, we are amortizing the repayment fee as a discount, from that date through the maturity date of the 2014 Term Loan Facility, using the effective interest method. The unamortized amount of the repayment fee is $3.5 million and $4.3 million at September 30, 2016 and December 31, 2015, respectively.
Since December 31, 2014, we have significantly reduced the balance under the 2014 Term Loan Facility.  Under the provisions of the 2014 Term Credit Agreement, with respect to prepayments made from inception of the Term Loan through September 30, 2016, we have not been required to pay prepayment premiums in respect of the “makewhole amount.” However, future prepayments or refinancing of the balance of the 2014 Term Loan Facility will, in most cases, require us to pay a prepayment premium equal to the makewhole amount.  The makewhole amount is calculated as the present value of all interest payments that would have been made on the amount prepaid from the date of the prepayment to December 15, 2019 (or June 15, 2019 if the prepayment is made on or after June 15, 2018) at a rate per annum equal to the sum of 9.75 percent plus the greater of 1.25 percent and the Eurodollar rate in effect on the date of the repayment.
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
We are also required, as part of our borrowing base calculation, to include a minimum of $25.0 million of the net proceeds of the sale of Bemis and the balance of the Professional Services segment as eligible pledged cash. At September 30, 2016, we have included $40.1 million as eligible pledged cash (collateralized for a portion of our letters of credit) in our borrowing base calculation, which is included in the line item "Restricted cash" on the Consolidated Balance Sheet.
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
Under the Fourth Amendment, the Maximum Total Leverage Ratio will be 6.00 to 1.00 as of March 31, 2017 and will decrease to 5.00 to 1.00 as of June 30, 2017, 3.50 to 1.00 as of September 30, 2017 and December 31, 2017 and 3.00 to 1.00 as of March 31, 2018 and thereafter. The Minimum Interest Coverage Ratio will be 1.50 to 1.00 as of March 31, 2017 and will increase to 1.75 to 1.00 as of June 30, 2017, 2.50 to 1.00 as of September 30, 2017 and December 31, 2017 and 2.75 to 1.00 as of March 31, 2018 and thereafter. If our results of operations do not improve and we are unable to obtain a waiver from the lenders, we will be unable to meet the required financial covenants and therefore be in default under the 2014 Term Loan Facility. A default under the 2014 Term Loan Facility would permit the lenders to require immediate repayment of all principal, interest, fees and other amounts payable thereunder.
In consideration for the Third Amendment and Fourth Amendment, we paid a total of $4.6 million in amendment fees during the first nine months of 2016. The amendment fees are recorded as direct deductions from the carrying amount of the 2014 Term Loan Facility in accordance with Accounting Standards Update 2015-03, which we retroactively adopted effective January 1, 2016. We are amortizing the amendment fees through the maturity date of the 2014 Term Loan Facility, using the effective interest method.
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
As of September 30, 2016, we did not have any outstanding revolver borrowings, and our unused availability under our September 30, 2016 borrowing base certificate was $44.0 million on a borrowing base of $52.4 million and outstanding letters of credit of $48.5 million of which $40.1 million was cash collateralized. If our unused availability under the 2013 ABL Credit Facility is less than the greater of (i) 15.0 percent of the revolving commitments or $15.0 million for five consecutive days, or (ii) 12.5 percent of the revolving commitments or $12.5 million at any time, or upon the occurrence of certain events of default under the 2013 ABL Credit Facility, we would be subject to increased reporting requirements, the administrative agent shall have exclusive control over any deposit account, we will not have any right of access to, or withdrawal from, any deposit account, or any right to direct the disposition of funds in any deposit account, and amounts in any deposit account will be applied to reduce the outstanding amounts under the 2013 ABL Credit Facility. In addition, if our unused availability under the 2013 ABL Credit Facility is less than the amounts described above, we would be required to comply with a Minimum Fixed Charge Coverage Ratio of 1.15 to 1.00. Based on current forecasts, we do not expect our unused availability under the 2013 ABL Credit Facility to be less than the amounts described above and therefore do not expect the Minimum Fixed Charge Coverage Ratio to be applicable over the next twelve months. If the Minimum Fixed Charge Coverage Ratio were to become applicable, we would not expect to be in compliance over the next twelve months and would therefore be in default under our credit agreements.
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
Cash Balances
As of September 30, 2016, we had cash and cash equivalents of $42.3 million. Our cash and cash equivalent balances held in the United States and foreign countries were $25.7 million and $16.6 million, respectively. In 2011, we discontinued our strategy of reinvesting non-U.S. earnings in foreign operations. Accordingly, we may repatriate cash for corporate purposes without incurring additional tax expense.
Our working capital position for continuing operations decreased $25.1 million to $98.1 million at September 30, 2016 from $123.2 million at December 31, 2015, primarily attributable to decreased accounts receivable and a decrease in unbilled revenue. We continue to take the necessary measures to improve liquidity including an increased focus on cash collections and reducing our levels of capital spending.
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
Cash flows provided by (used in) continuing operations by type of activity were as follows for the nine months ended September 30, 2016 and 2015 (in thousands):

	2016	2015	Increase (Decrease)
Operating activities	$(8,232)	$14,456	$(22,688)
Investing activities	6,639	103,594	(96,955)
Financing activities	(8,570)	(82,087)	73,517
Effect of exchange rate changes	620	(752)	1,372
Cash provided by (used in) all continuing activities	$(9,543)	$35,211	$(44,754)

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
Operating activities from continuing operations used net cash of $8.2 million during the nine months ended September 30, 2016 as compared to $14.5 million provided during the same period in 2015. The $22.7 million decrease in operating cash flow is primarily a result of the following:

•	A decrease in cash flow provided by accounts receivable of $69.5 million related to a decrease in customer cash collections during the period resulting from lower receivable balances.
This item was partially offset by:

•	An increase in cash flow provided by accounts payable of $27.2 million attributed primarily to reduced vendor payments during the period;

•	An increase in cash flow provided by continuing operations of $10.9 million attributed primarily to a decrease in net loss from operations, adjusted for any non-cash items; and

•	An increase in cash flow provided by prepaid expenses and other current assets of $3.5 million attributed primarily to changes in business activity as well as the timing of prepaid policies.
Investing Activities
Investing activities from continuing operations provided net cash of $6.6 million during the nine months ended September 30, 2016 as compared to $103.6 million provided during the same period in 2015. The $97.0 million decrease in investing cash flow is primarily the result of a decrease of $87.4 million in proceeds received from the sale of subsidiaries in the first nine months of 2015, which generated a significant amount of cash proceeds. The decrease in investing cash flow is also partly attributed to restricted cash deposits of $6.2 million as well as $3.0 million less in proceeds from the sale of property, plant and equipment sales during the first nine months of 2016.
Financing Activities
Financing activities used net cash of $8.6 million during the nine months ended September 30, 2016 as compared to $82.1 million used during the same period of 2015. The $73.5 million decrease in cash used is primarily a result of a $77.2 million decrease in payments against our Term Loan during the first nine months of 2016 as compared to 2015, partially offset by a $3.9 million increase in debt issuance costs in 2016.
Discontinued Operations
Discontinued operations used net cash of $7.0 million during the nine months ended September 30, 2016 as compared to $10.4 million used during the nine months ended September 30, 2015. The $3.3 million decrease in discontinued operations cash flow used is primarily due to changes in business activity between periods from services previously associated with our Professional Services segment.
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
Our industry is capital intensive, and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. As such, we are focused on the following significant capital requirements:

•	Providing working capital for projects in process and those scheduled to begin in 2016; and

•	Funding our 2016 capital budget of approximately $11.6 million of which $8.8 million remained unspent as of September 30, 2016.
Given our cash on hand and our ABL availability, we believe our financial results and financial management will provide sufficient funds to enable us to meet our future operating needs and our planned capital expenditures, as well as facilitate our ability to grow in the foreseeable future.
Contractual Obligations
We are in the process of executing a pipeline project which has encountered unmarked underground obstructions in the desired pipeline right-of-way. As such, we are evaluating alternatives with our client to complete the required contract scope, which is included in our estimated contract costs to complete. While we believe the impact of the obstructions may be grounds for a change order, we have not included any potential change order in our contract revenue estimates. In addition, should we be unable to complete the scope of work using our desired alternatives, we could incur additional costs which could have a material impact on our Condensed Consolidated Financial Statements.
Other commercial commitments, as detailed in our Annual Report on Form 10-K for the year ended December 31, 2015, did not materially change except for payments made in the normal course of business.
NEW ACCOUNTING STANDARDS
See Note 3 - New Accounting Standards in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for a summary of any recently issued accounting standards.

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
We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expense in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expense in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at September 30, 2016 and 2015.
Other
The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities shown in the Condensed Consolidated Balance Sheets approximate fair value at September 30, 2016 due to the generally short maturities of these items. At September 30, 2016, we invested primarily in short-term dollar denominated bank deposits. We have the ability and expect to hold our investments to maturity.

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
As of September 30, 2016, we have carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective in providing the reasonable assurance described above.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended September 30, 2016, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see the discussion under the caption “Contingencies” in Note 12 - Contingencies, Commitments and Other Circumstances, of our “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Form 10-Q, which information from Note 12 is incorporated by reference herein.
ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors involving us from those previously disclosed in Item 1A of Part I included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, except as previously described in Item 1A of Part II in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases of our common stock by us during the quarter ended September 30, 2016:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2016 - July 31, 2016	8,980	$2.59	—	—
August 1, 2016 - August 31, 2016	—	—	—	—
September 1, 2016 - September 30, 2016	437	2.00	—	—
Total	9,417	$2.56	—	—

(1)
Represents shares of common stock acquired from certain of our officers and key employees under the share withholding provisions of our 2010 Stock and Incentive Compensation Plan for the payment of taxes associated with the vesting of shares of restricted stock and restricted stock units granted under such plan.

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

10.1
Fourth Amendment to Credit Agreement dated as of July 26, 2016, by and among Willbros Group, Inc., as borrower, certain subsidiary guarantors party thereto, the Lenders party thereto, KKR Credit Advisors (US) LLC, as arranger, and Cortland Capital Market Services LLC, as administrative agent (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2016, filed July 29, 2016).

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

WILLBROS GROUP, INC.

Date: October 28, 2016	By:	/s/ Van A. Welch
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
10.1
Fourth Amendment to Credit Agreement dated as of July 26, 2016, by and among Willbros Group, Inc., as borrower, certain subsidiary guarantors party thereto, the Lenders party thereto, KKR Credit Advisors (US) LLC, as arranger, and Cortland Capital Market Services LLC, as administrative agent (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2016, filed July 29, 2016).

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