Form 10-K
period 2016-12-31
Willbros Group, Inc.\NEW\
filed 2017-03-08
CIK 1449732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on the last business day of the Registrant’s most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 30, 2016) was $129,467,799.
The number of shares of the Registrant’s Common Stock outstanding at February 28, 2017 was 62,652,938.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 1, 2017 are incorporated by reference into Part III of this Form 10-K.

WILLBROS GROUP, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2016

FORWARD-LOOKING STATEMENTS
This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), oil, gas, gas liquids and power prices, demand for our services, the amount and nature of future investments by governments, expansion and other development trends of the oil and gas and power industries, business strategy, expansion and growth of our business and operations, the outcome of legal proceedings and other such matters are forward-looking statements. These forward-looking statements are based on assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties. As a result, actual results could differ materially from our expectations. Factors that could cause actual results to differ from those contemplated by our forward-looking statements include, but are not limited to, the following:

•	curtailment of capital expenditures due to low prevailing commodity prices or other factors, and the unavailability of project funding in the oil and gas and power industries;

•	the demand for energy moderating or diminishing;

•	inability to comply with the financial and other covenants in or to obtain waivers under our credit facilities;

•	failure to obtain the timely award of one or more projects;

•	reduced creditworthiness of our customer base and higher risk of non-payment of receivables;

•	project cost overruns, unforeseen schedule delays and the application of liquidated damages;

•	inability to execute fixed-price and cost-reimbursable projects within the target cost, thus eroding contract margin and, potentially, contract income on any such project;

•	inability to satisfy New York Stock Exchange continued listing requirements for our common stock;

•	increased capacity and decreased demand for our services in the more competitive industry segments that we serve;

•	inability to lower our cost structure to remain competitive in the market or to achieve anticipated operating margins;

•	inability of the energy service sector to reduce costs when necessary to a level where our customers’ project economics support a reasonable level of development work;

•	reduction of services to existing and prospective clients when they bring historically out-sourced services back in-house to preserve intellectual capital and minimize layoffs;

•
the consequences we may encounter if, in the future, we identify any material weaknesses in our internal control over financial reporting, which may adversely affect the accuracy and timing of our financial reporting;

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

•	cancellation or delay of projects, in whole or in part, for any reason;

•	failing to realize cost recoveries on claims or change orders from projects completed or in progress within a reasonable period after completion of the relevant project;

•	political or social circumstances impeding the progress of our work and increasing the cost of performance;

•	inability to predict the timing of an increase in energy sector capital spending, which results in staffing below the level required to service such an increase;

•	inability to hire and retain sufficient skilled labor to execute our current work, our work in backlog and future work we have not yet been awarded;

•	inability to obtain adequate financing on reasonable terms;

•	inability to obtain sufficient surety bonds or letters of credit;

•	loss of the services of key management personnel;

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
In addition, we currently make available on our website annual reports to stockholders. You will need to have the Adobe Acrobat Reader software on your computer to view these documents, which are in .PDF format.
The information contained on our website, or available by hyperlink from our website, is not incorporated into this Form 10-K or other documents we file with, or furnish to, the SEC. We may use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Such disclosures will be included on our website in the “Investor Relations” sections. Accordingly, investors should monitor such portions of our website, in addition to following our press releases, SEC filings, public conference calls and webcasts.
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
Our Vision
We continue to believe that long-term fundamentals support demand for our services and substantiate our vision for Willbros to be a billion dollar energy infrastructure construction and maintenance company with a diversified revenue stream, stable and predictable operating results and future growth opportunities.
To accomplish this, we are actively working towards achieving the following objectives:

•	Strengthening our focus on project execution;

•	Managing our resources to mitigate the seasonality of our business model;

•	Positioning Willbros as a service provider and employer of choice;

•	Developing long-term client partnerships and alliances by focusing team-driven sales efforts on key clients and exceeding performance expectations at competitive prices; and

•	Meeting or exceeding industry best practices, particularly for safety and performance.

We believe that successfully meeting these objectives will generate financial performance exceeding that of our peers and result in full and fair valuation of our common shares.
Our Values
We believe the values we adhere to as an organization shape our relationships and the performance of our company. We are committed to strong Leadership across the organization to achieve Excellence, Accountability and Compliance in everything we do, recognizing that Compliance is the foundation for successfully applying all of our values. Our core values are:

•	Safety – always perform safely for the protection of our people, our customers and our stakeholders;

•	Honesty & Integrity – always do the right thing;

•	Our People – respect and care for their well-being and development; maintain an atmosphere of trust, empowerment and teamwork; ensure the best people are in the right position;

•	Our Customers – understand their needs and develop responsive solutions; promote mutually beneficial relationships and deliver a good job on time;

•	Superior Financial Performance – deliver earnings per share and cash flow and maintain a balance sheet which places us at the forefront of our peer group;

•	Vision & Innovation – understand the drivers of our business environment; promote constant curiosity, imagination and creativity about our business and opportunities; seek continuous improvement; and

•	Effective Communications – present a clear, consistent and accurate message to our people, our customers and the public.
We believe that adhering to and living by these values will result in a high-performance organization that can differentiate itself and compete effectively, providing incremental value to our customers, our employees and all our stakeholders.
Business Segments
Willbros has three reportable segments: Oil & Gas, Utility T&D and Canada. These segments are comprised of strategic businesses that are defined by the industries or geographic regions they serve. Each segment is managed as an operation with well-established strategic directions and performance requirements. Each segment is led by a separate segment President who reports directly to the Company's Chief Operating Decision Maker (“CODM”).
The CODM evaluates segment performance using operating income which is defined as contract revenue less contract costs and segment overhead, such as amortization related to intangible assets and general and administrative expenses that are directly attributable to the segment. In 2016, we implemented a change to our organizational structure such that corporate overhead costs, such as executive management, public company, accounting, tax and professional services, human resources and treasury, are no longer allocated to each segment. Previously reported segment information has been revised to conform to this new presentation.
One of our customers in the Utility T&D segment, Oncor, was responsible for 25.0 percent, 17.9 percent and 10.3 percent of our consolidated revenue from continuing operations for 2016, 2015 and 2014, respectively. Another one of our customers in the Oil & Gas segment, Enterprise Products Partners L.P., was responsible for 9.4 percent, 12.5 percent and 9.1 percent of our consolidated revenue from continuing operations in 2016, 2015 and 2014, respectively.
See Note 13 – Segment Information in Item 8 of this Form 10-K for more information on our reportable segments and our contract revenue by geographic region.
On November 30, 2015, we sold the balance of our Professional Services segment to TRC Companies (“TRC”). As a result, the results of operations, financial position, cash flows and disclosures of the Professional Services segment, including the previously sold subsidiaries in 2015 of Willbros Engineers, LLC and Willbros Heater Services, LLC (collectively “Downstream Professional Services”), Premier Utility Services, LLC (“Premier”) and UtilX Corporation (“UtilX”), are presented as discontinued operations for all periods presented.
See Note 17 – Discontinued Operations in Item 8 of this Form 10-K for more information on our discontinued operations.

Oil & Gas
We provide construction, maintenance and lifecycle extension services to the midstream markets. Our history of executing large and complex pipeline projects has positioned us to participate in pipeline infrastructure markets. To support the extensive oil and gas development activity in the United States, we construct pipelines that connect oil and gas resources to end-markets. We currently provide these services primarily in the United States; however, our experience includes prior work on international projects. We believe that these service offerings, combined with our industry experience in large oil and gas infrastructure projects, allow us to meet our customers’ needs for safety, quality and schedule certainty at a competitive price.
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
Pipeline Integrity Construction
We provide a full suite of integrity construction services including hydrostatic testing, anomaly repair programs, Department of Transportation required replacements, pipeline replacement programs and other pipeline modifications.
Tank Services
We provide services to the above-ground storage tank industry. Our capabilities include American Petroleum Institute (“API”) compliant tank maintenance and repair; floating roof seals; floating roof installations and repairs; secondary containment bottoms, cone roof and structure replacements; and new API compliant above-ground storage tanks. We provide these services on a stand-alone basis or in combination with balance of plant pumping, metering and piping systems.
At December 31, 2016, the assets and liabilities associated with these tank services have been classified as held for sale. See Note 4 - Assets Held for Sale in Item 8 of this Form 10-K for more information.
Utility T&D
We provide a wide range of services in electric and natural gas transmission and distribution ("T&D"), including comprehensive engineering, procurement, maintenance and construction, repair and restoration of utility infrastructure. Our collective services include engineering design, installation, maintenance, procurement, and repair of electrical transmission, distribution, substation, wireless and gas distribution systems. Our collective experience ranges from small engineering and consulting projects to multi-million dollar turnkey distribution, substation and transmission line projects, including those required for renewable energy facilities. Clients in the Utility T&D segment include investor-owned utilities, cooperatives, municipalities, gas and oil developers and operators, telecommunication companies and industrials. We strive to develop long-term partnerships with clients as the best means to help manage their power systems effectively.
Electric Power T&D Services
We provide a broad spectrum of overhead and underground electric power transmission and distribution services, from the engineering, maintenance and construction of high-voltage transmission lines to the installation of local service lines and meters.

Electric Engineering T&D Services
We provide professional engineering and design services for overhead and underground electric power transmission, distribution and substation infrastructure for investor-owned utilities, cooperatives, municipalities and generation developers. Services offered include design, design build, and engineering, procurement and construction.
Electric Power Transmission and Substation
We maintain and construct overhead and underground transmission lines up to 500-kV. Overhead transmission services include the installation, maintenance and repair of transmission structures involving wood, concrete, steel pole and steel lattice tower configurations. Underground transmission services include the installation and maintenance of underground transmission cable and its associated duct, conduit and manhole systems. Electric power transmission also includes substation services, which involve the maintenance, construction, expansion, modifications, upgrades and calibration and testing of electric power substations and components.
Electric Power Distribution
We maintain, construct and upgrade underground and overhead electric power distribution lines from 34.5-kV to household voltage levels. Our services encompass all facets of electric power distribution systems, including primary and secondary voltage cables, wood and steel poles, transformers, switchgear, capacitors, underground duct, manhole systems, as well as residential, commercial and electric meter installation.
Emergency Storm Response
Our nationwide emergency storm response capabilities span both electric power transmission and distribution systems. We provide storm response services for our existing customers (“on-system”) as well as customers with which we have no ongoing Master Service Agreement (“MSA”) relationships (“off-system”). Typically with little notice, our crews deploy nationally in response to hurricanes, ice storms, tornadoes, floods and other natural disasters which damage critical electric T&D infrastructure. Some notable examples of major emergency storm response deployments include the rebuilding of electric power distribution systems damaged by hurricanes and superstorms in Florida, Louisiana, Texas and New England.
Telecommunications
Our crews install and maintain overhead and underground telecommunications infrastructure, including conventional telephone cables, fiber optic installation cables, fiber to the premises (commonly referred to as FTTP), cellular towers, broadband-over-powerline and cable television lines.
Natural Gas T&D Services
We provide a full spectrum of natural gas T&D services related to the maintenance, construction and installation of residential natural gas service. Our services include turnkey underground distribution construction, using steel and plastic pipe, replacement and new business main line construction and service line installations, pipeline projects through any terrain, horizontal auger boring and specialty services including bridge crossings, vacuum excavation and water main line and service construction.
Renewable Energy Services
We provide engineering and design, material procurement and construction services for transmission lines, collection substations and distribution collector systems required for renewable energy facilities, including turnkey services for balance of plant construction.
Canada
In Western Canada, Willbros is an industry leader in construction, maintenance and fabrication, well-known for piping projects, including integrity and supporting civil work, general mechanical and facility construction, API storage tanks and general and modular fabrication, along with electrical and instrumentation projects serving the Canadian energy industry. We have had specialized facilities and offices throughout Alberta since 2001 in Fort McMurray, Edmonton and Calgary, Alberta. These offices are locally staffed with dedicated and experienced professionals, ideally suited to serve our clients in Western Canada. We are an oil and gas infrastructure construction and maintenance contractor, providing a diverse and complementary suite of services to meet our clients’ expectations through safe, productive, high-quality execution both in the field and in our fabrication facilities. We continue to explore and evaluate the market for opportunities that augment our service offering and create more value-added experiences for our customers.
Construction and Maintenance Services
A cornerstone of our business is the construction and maintenance of Hydrotransport and Tailings Lines (“HTTL”) in the oil sands mine sites of the Wood Buffalo region of Northern Alberta. Our expertise is not only in new construction of HTTL, but the ongoing rotation and maintenance of these lines as well. Our scope includes other pipeline projects both above and below ground ranging in diameter from 2 inches to greater than 48 inches in a variety of materials such as carbon steel, stainless steel, High Density Poly Ethylene, and other non-metal products and specialty alloys. We have over 55 acres of land in the Wood Buffalo region that we utilize for project staging and high volume pipe joining works. Our crews are well-equipped and capable of performing civil earthworks including corridor construction, trenching, backfill, grading, road construction, crossings and bores, berms, pipe culverts, excavation and hauling.
Projects and Specialty Services
Projects and specialty services include a range of new construction project work including both above and below-ground piping from small and mid-inch projects to large-diameter mainline spreads. Our expertise includes pipeline construction, piping tie-ins, gathering systems, looping systems, crossings, horizontal directional drilling support and steam lines typically serving pipeline operators, producer and steam-assisted-gravity-drainage facilities. An increased focus and strategy has been directed towards pipeline integrity work including dig-ups and repair. Regulators, industry and public concern continue to emphasize and require more robust integrity programs to ensure safety and reliable leak-free performance. We are well-positioned with talented crews, equipment and supervision to perform pipeline and integrity work safely, on time and on budget.
Industrial Construction Services - Electrical and Instrumentation
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
Industrial Construction Services - Tanks
Tank services supports the Canadian oil and gas industry with new construction, maintenance and repair of API above-ground steel storage tanks specific to 650, 653, 620 and American Water Works Association industry codes. Our capabilities service a wide variety of tank design considerations such as roof diversification (internal, external, dome, floating or self-supported), foundations, internals, stairways, doors, flush type clean out, nozzles and other appurtenances. Our expertise allows for turnkey solutions from design to fabrication through to field erection, testing and pre-commissioning support and crude oil terminal and refining facilities to meet increasing storage capacity demand within the industry.
Industrial Construction Services - Facilities
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
Industrial Construction Services - Water/Waste Water Treatment
Leveraging our capabilities in the oil and gas industry, recent industry diversification efforts have led our business into the water and wastewater treatment infrastructure construction market in Western Canada. Typical water/wastewater treatment projects include mechanical, structural, piping, electrical and instrumentation and civil work where we are able to utilize established disciplines of our craft workforce. The Canadian water supply and irrigation industry includes facilities that collect, treat and dispose of wastewater generated by homes, businesses and storm water runoff. The industry garners the vast majority of its funding allocation through municipalities. Those municipalities are funded through water rates, property taxes, development charges and government contributions.

Fabrication
Located on 23 acres of land accessible to the high-load corridor in Edmonton, our state of the art fabrication facility is a multi-faceted and innovative fabrication operation specializing in three main categories: 1) Chromium Carbide Overlay, a process of applying overlay to extend the service life of piping products used in heavy-wear erosion, corrosion and abrasive applications utilized in oil sands extraction and tailings functions; 2) Pipe spool and other general Carbon Steel fabrication (e.g. expansion barrels, block valves, traps and other piping-related components including double jointing and handling); and 3) Fabrication of modules of various sizes and designs, typically pipe rack, equipment, process and pump house modules.
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
Focus on Managing Risk
We have implemented a core set of business conduct practices and policies to improve our risk profile including diversifying our service offerings and end markets to reduce market-specific exposure and focusing on contract-execution risk starting with our opportunity review process and ending at job completion. We continue to evaluate and improve our risk management techniques.
Maintain Financial Flexibility
Maintaining the financial flexibility to meet the material, equipment and personnel needs to support our project commitments, as well as the ability to pursue our expansion and diversification objectives, is critical to our performance and growth.
Insurance and Bonding
Certain operational risks are analyzed and categorized by our risk management department and insured against through major international insurance brokers under a comprehensive insurance program. We maintain worldwide master commercial insurance policies written through highly-rated insurers in types and amounts typically carried by companies engaged in the project management and construction industry. These policies cover our property, plant, equipment and cargo against normally-insurable risks. Other policies cover our workers and liabilities arising out of our operations. Primary and excess liability insurance limits are consistent with industry standards for the level of our operations and asset base. Risks of loss or damage to project works and materials are often insured on our behalf by our clients. On other projects, “builders all risk insurance” is purchased when deemed necessary. All insurance is purchased and maintained at the corporate level except for certain basic insurance that must be purchased locally to comply with insurance laws.
The insurance protection we maintain may not be sufficient or effective in all circumstances or against all hazards. An enforceable claim for which we are not fully insured could have a material adverse effect on our results of operations. In the future, our ability to maintain insurance, which may not be available or at rates we consider reasonable, may be affected by events over which we have no control.
We have been limited in our pursuit of certain larger projects due, in part, to our current balance sheet and bonding capacity. In addition to our other efforts to improve our financial position, we are exploring opportunities to partner with other contractors, which will enable us to work on these larger-scale projects.
Backlog
For information regarding our backlog, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Financial Measures – Backlog.

Competition
We operate in a highly competitive environment. We compete against companies that have financial and other resources substantially in excess of those available to us. In certain markets, we compete with national and regional firms against which we may not be competitive in price. We have different competitors in different markets, including those listed below.

•
Oil & Gas Segment – Quanta Services, MasTec, Primoris, Associated Pipeline Contractors, U.S. Pipeline, Welded Construction, Henkels & McCoy, Michels Corporation, Flint Energy Services, Smith Tank & Steel, Strike, Chicago Bridge & Iron and Matrix Service. In addition, there are a number of regional competitors such as Sunland, Dyess and Jomax.

•	Utility T&D Segment – Quanta Services, MYR Group, MasTec and larger privately-held companies such as Pike Electric, Henkels & McCoy, Michels Corporation and Miller Pipeline.

•	Canada Segment – Ledcor, MasTec, Quanta Services, Chicago Bridge & Iron, Matrix Service, Strike, AECOM, JV Driver and Site Energy Services.
Contract Provisions and Subcontracting
Most of our revenue is derived from contracts that fall into the following basic categories:

•	firm fixed-price or lump sum fixed-price contracts, providing for a single price for the total amount of work;

•	cost plus fixed fee contracts where income is earned solely from the fee received;

•	unit-price contracts, which specify a price for each unit of work performed;

•	time and materials contracts where personnel and equipment are provided under an agreed-upon schedule of daily rates with other direct costs being reimbursable;

•	a combination of the above (including lump sum payment for certain items and unit rates for others); and

•	MSAs under which we receive work orders for specific projects and which involve one or more of the foregoing categories.
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
In evaluating bid opportunities, we consider such factors as the clients and their geographic location, the difficulty of the work, current and projected workload, the likelihood of additional work, the project’s cost and profitability estimates and our competitive advantage relative to other likely bidders. The bid estimate forms the basis of a project budget against which performance is tracked through a project control system, enabling management to monitor projects effectively.
Virtually all of our contracts provide for termination of the contract for the convenience of the client. In addition, some contracts are subject to certain completion schedule requirements that require us to pay liquidated damages in the event schedules are not met as the result of circumstances within our control.
We act as the prime contractor on a majority of the construction projects we undertake. In our capacity as the prime contractor (or when acting as a subcontractor), we perform most of the work on our projects with our own resources and typically subcontract specialized activities as hazardous waste removal, horizontal directional drills, non-destructive inspection, catering and security. In the construction industry, the prime contractor is normally responsible for the performance of the entire contract, including subcontract work. Thus, when acting as the prime contractor, we are subject to the risk associated with the failure of one or more subcontractors to perform as anticipated.
Under a fixed-price contract, we agree on the price that we will receive for the entire project, based upon specific assumptions and project criteria. If our estimates of our own costs to complete the project are below the actual costs that we may incur, our margins will decrease, possibly resulting in a loss. The revenue, cost and gross profit realized on a fixed-price contract will often vary from the estimated amounts because of unforeseen conditions or changes in job conditions and variations in labor and equipment productivity over the term of the contract. If we are unsuccessful in mitigating these risks, we may realize gross profits that are different from those originally estimated and may incur losses on projects. Depending on the size of a project, these variations from estimated contract performance could have a significant effect on our operating results for any quarter or year. In some cases, we are able to recover additional costs and profits from the client through the change order process. In general, turnkey contracts to be performed on a fixed-price basis involve an increased risk of significant variations. This increased risk is a result of the nature of these contracts and the inherent difficulties in estimating costs and of the interrelationship of the integrated services to be provided under these contracts whereby unanticipated costs or delays in performing part of the contract can have compounding effects by increasing costs of performing other parts of the contract. Our accounting policy related to contract variations and claims requires recognition of all costs as incurred. Revenue from change orders, extra work and variations in the scope of work is recognized when an agreement is reached with the client as to the scope of work and when it is probable that the cost of such work will be recovered in a change in contract price. Profit on change orders, extra work and variations in the scope of work are recognized when realization is reasonably assured. Also included in contract costs and recognized income not yet billed on uncompleted contracts are amounts we seek or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to both scope and price, or other customer-related causes of unanticipated additional contract costs (unapproved change orders). These amounts are recorded at their estimated net realizable value when realization is probable and can be reasonably estimated. Unapproved change orders and claims also involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded unapproved change orders may be made in the near term. If we do not successfully resolve these matters, a net expense (recorded as a reduction in revenues), may be required, in addition to amounts that have been previously provided.
Contractual Arrangements
We provide services under MSAs and on a project-by-project basis. MSAs are typically one to three years in duration but can be longer. Under our MSAs, our customers generally agree to use us to provide certain services in a specified geographic region on stipulated terms and conditions, including pricing and escalation. However, most of our contracts, including MSAs and our alliance agreement with Oncor, may be terminated by our customers on short notice. Further, although our customers assign work to us under our MSAs, our customers often have no obligation to assign work to us and are not required to use us exclusively, in some cases subject to our right of first refusal. In addition, many of our contracts, including our MSAs, are opened to public bid and generally attract multiple bidders. Work performed under MSAs is typically billed on a unit-price or time-and-materials basis. In addition, any work encountered in the course of a unit-price project that does not have a defined unit is generally completed on a time-and-materials basis.
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

Term, Renewals and Extensions. The agreement became effective on August 1, 2008 and will continue until expiration on December 31, 2018, unless extended, renewed or terminated in accordance with its terms. We are currently in discussions with Oncor and anticipate extending or renewing the agreement beyond December 31, 2018. However, we can provide no assurance that the agreement will be extended or renewed.
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
Employees
At December 31, 2016, we directly employed a multi-national work force of 3,165 persons, of which approximately 98.3 percent were citizens of the respective countries in which they work. Although the level of activity varies from year to year, we have maintained an average work force of approximately 7,231 over the past five years. The minimum employment during that period was 3,165 and the maximum was 12,054. At December 31, 2016, approximately 15.3 percent of our employees were covered by collective bargaining agreements. We believe relations with our employees are satisfactory. The following table sets forth the location of employees by segment as of December 31, 2016:

	Number of Employees	Percent
Oil & Gas	420	13.3%
Utility T&D	2,007	63.4%
Canada	664	21.0%
Corporate	74	2.3%
Total	3,165	100.0%
Equipment
We own, lease and maintain a fleet of generally standardized construction, transportation and support equipment. In 2016, 2015 and 2014, expenditures for capital equipment were $3.8 million, $2.2 million and $11.5 million, respectively. At December 31, 2016, the net book value of our property, plant and equipment was approximately $38.1 million. We have disposed of a significant amount of our equipment due to challenging market conditions over the majority of the past two years.
All equipment is subject to scheduled maintenance to maximize fleet readiness. We continue to evaluate expected equipment utilization, given anticipated market conditions, and may buy or lease new equipment and dispose of underutilized equipment from time to time.

Facilities
The principal facilities that we utilize to operate our business are:

Principal Facilities
Business	Location	Description	Ownership
Oil & Gas	Houston, TX	Office space	Lease
	Splendora, TX	Office space and equipment yard	Own
	Channelview, TX	Office space and general warehouse	Lease
	Tulsa, OK	Manufacturing, office space and general warehouse	Lease
	Geismer, LA	Office space and general warehouse	Lease
	Pittsburgh, PA	Office space and general warehouse	Lease
Utility T&D	McKinney, TX	Office and general warehouse	Lease
	Ft. Worth, TX	Office space	Lease
	White Marsh, MD	Office space and general warehouse	Lease
	Richmond, VA	Office space and general warehouse	Lease
Canada	Ft. McMurray, Alberta	Office space, repair shop and lay down area	Lease
	Ft. McMurray, Alberta	Office space	Lease
	Edmonton, Alberta	Office space and fabrication facility	Lease
	Acheson, Alberta	Office space and equipment yard	Lease
	Edmonton, Alberta	Office space	Lease
	Calgary, Alberta	Office space	Lease
Corporate Headquarters	Houston, TX	Office space	Lease
We lease other facilities used in our operations, primarily sales/shop offices, equipment sites and expatriate housing units in the United States and Canada. Rent expense for all leased facilities was approximately $6.6 million in 2016, $8.1 million in 2015 and $8.7 million in 2014.
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
We are subject to a number of financial and other covenants under our credit facilities, including a Maximum Total Leverage Ratio and a Minimum Interest Coverage Ratio. On March 31, 2015, March 1, 2016, July 26, 2016 and March 3, 2017 we amended our 2014 Term Credit Agreement pursuant to a first amendment, third amendment, fourth amendment and fifth amendment (the “Fifth Amendment”). These amendments, among other things, suspend the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the period from December 31, 2014 through June 30, 2017 (the “Covenant Suspension Periods”) so that any failure by us to comply with the Maximum Total Leverage Ratio or Minimum Interest Coverage Ratio covenants during the Covenant Suspension Periods will not be deemed to result in a default or event of default. Prior to obtaining the Fifth Amendment, we did not expect to be in compliance with the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the period from March 31, 2017 through December 31, 2017.
We can provide no assurance that we will remain in compliance with our financial covenants in the periods following the completion of the Covenant Suspension Periods or that we would be successful in obtaining additional waivers or amendments to these covenants should they become necessary. Under the Fifth Amendment, the Maximum Total Leverage Ratio will be 5.50 to 1.00 as of September 30, 2017 and will decrease to 4.50 to 1.00 as of December 31, 2017 and 3.00 to 1.00 as of June 30, 2018 and thereafter. The Minimum Interest Coverage Ratio will be 1.60 to 1.00 as of September 30, 2017 and will increase to 2.00 to 1.00 as of December 31, 2017 and 2.75 to 1.00 as of June 30, 2018 and thereafter. If our results of operations do not improve in 2017, we will be unable to meet the required financial covenants.
In order to ensure future compliance with our financial covenants, we may elect to prepay our credit agreement indebtedness by accessing capital markets or with cash on hand. However, we can provide no assurance that we will be successful in accessing capital markets on terms we consider favorable or reducing costs in amounts sufficient to comply with our financial covenants. Moreover, future prepayments or refinancing of the balance of the 2014 Term Credit Agreement will, in most cases, require us to pay a prepayment premium equal to the “make-whole” amount. The make-whole amount is calculated as the present value of all interest payments that would have been made on the amount prepaid from the date of the prepayment to December 15, 2019 (or June 15, 2019 if the prepayment is made on or after June 15, 2018) at a rate per annum equal to the sum of 9.75 percent plus the greater of 1.25 percent and the Eurodollar rate in effect on the date of the repayment.

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
Our unused availability under the 2013 ABL Credit Facility was $40.3 million at December 31, 2016. We do not expect our availability under the 2013 ABL Credit Facility to drop to levels which would require us to comply with the Minimum Fixed Charge Coverage Ratio covenant over the next 12 months. However, if the Minimum Fixed Charge Coverage Ratio were to become applicable, we would not expect to be in compliance with this covenant.
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
We previously identified material weaknesses in our internal control over financial reporting that led to the restatement of our consolidated financial statements, most recently for the first three quarters of 2011 and the first two quarters of 2014. We also identified material weaknesses in internal control over financial reporting as of December 31, 2014, 2011, and 2010 and for the years 2004 through 2007. We believe that all of these material weaknesses have been successfully remediated.
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
As further described in Note 14 of our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, after we announced that we would be restating our Condensed Consolidated Financial Statements for the quarterly period ended June 30, 2014, a securities class action complaint was filed against us in the United States District Court for the Southern District of Texas on behalf of our shareholders and alleging damages on their behalf arising from the matters that led to the restatements. In addition to us, two of our former Chief Executive Officers and our current Chief Financial Officer are named as defendants. We have incurred and/or expect to incur significant professional fees and other costs in defending against the allegations made by the plaintiffs in the class action suit. If we do not prevail in the pending litigation, we may be required to pay a significant amount of monetary damages that may be in excess of our insurance coverage. In addition, our Board of Directors, management and employees may expend a substantial amount of time on the pending litigation, diverting resources and attention that would otherwise be directed toward our operations and implementation of our business strategy, all of which could materially adversely affect our business, financial condition, results of operations or cash flows.
Our use of fixed-price contracts could adversely affect our operating results.
A significant portion of our revenues is currently generated by fixed-price contracts. Under a fixed-price contract, we agree on the price that we will receive for the entire project, based upon a defined scope, which includes specific assumptions and project criteria. If our estimates of our own costs to complete the project are below the actual costs that we may incur, our margins will decrease, and we may incur a loss. The revenue, cost and gross profit realized on a fixed-price contract will often vary from the estimated amounts because of unforeseen conditions or changes in job conditions and variations in labor and equipment productivity over the term of the contract. If we are unsuccessful in mitigating these risks, we may realize gross profits that are different from those originally estimated and incur reduced profitability or losses on projects. Depending on the size of a project, these variations from estimated contract performance could have a significant effect on our operating results for any quarter or year. In general, turnkey contracts to be performed on a fixed-price basis involve an increased risk of significant variations. This risk is a result of the long-term nature of these contracts and the inherent difficulties in estimating costs and of the interrelationship of the integrated services to be provided under these contracts, whereby unanticipated costs or delays in performing part of the contract can have compounding effects by increasing costs of performing other parts of the contract.
In addition, our Utility T&D segment also generates substantial revenue under unit-price contracts under which we have agreed to perform identified units of work for an agreed price, which have similar associated risks as those identified above for fixed-price contracts. A “unit” can be as small as the installation of a single bolt or a foot of cable or as large as a transmission tower or foundation. The resulting profitability of a particular unit is primarily dependent upon the labor and equipment hours expended to complete the task that comprises the unit. Failure to accurately estimate the costs of completing a particular project could result in reduced profits or losses.
Percentage-of-completion method of accounting for contract revenue may result in adjustments that would materially affect our operating results.
We recognize contract revenue using the percentage-of-completion method on long-term fixed-price contracts. Under this method, estimated contract revenue is accrued based generally on the percentage that costs to date bear to total estimated costs, taking into consideration physical completion. Estimated contract losses are recognized in full when determined. Accordingly, contract revenue and total cost estimates are reviewed and revised periodically as the work progresses and as change orders are approved, and adjustments based upon the percentage-of-completion are reflected in contract revenue in the period when these estimates are revised. These estimates are based on management’s reasonable assumptions and our historical experience and are only estimates. Variation of actual results from these assumptions or our historical experience could be material. To the extent that these adjustments result in an increase, a reduction or an elimination of previously reported contract revenue, we would recognize a credit or a charge against current earnings, which could be material.
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
Managing backlog in our Utility T&D segment also has other challenges. Backlog for anticipated projects in this segment is determined based on recurring historical trends, seasonal demand and projected customer needs, but the agreements in this segment rarely have minimum volume or spending obligations, and many of the contracts may be terminated by the customers on short notice. For projects in this segment on which we have commenced work that are canceled, we may be reimbursed for certain costs, but typically we have no contractual right to the total revenues included in our backlog.

Legislative or regulatory actions relating to electricity transmission and renewable energy may impact the demand for our services.
Current and potential legislative or regulatory actions may impact demand for our services. Certain legislation or regulations require utilities to meet reliability standards and encourage installation of new electric transmission and renewable energy generation facilities. However, it is unclear whether these initiatives will create sufficient incentives for projects or result in increased demand for our services.
While many states have mandates in place that require specified percentages of electricity to be generated from renewable sources, states could reduce those mandates or make them optional, which could reduce, delay or eliminate renewable energy development in the affected states. Additionally, renewable energy is generally more expensive to produce and may require additional power generation sources as a backup. The locations of renewable energy projects are often remote and may not be viable unless new or expanded transmission infrastructure to transport the electricity to demand centers is economically feasible. Furthermore, funding for renewable energy initiatives may not be available. These factors could result in fewer renewable energy projects and a delay in the construction of these projects and the related infrastructure, which could negatively impact our business.
Seasonal variations and inclement weather may cause fluctuations in our operating results, profitability, cash flow and working capital needs related to our operating segments.
A significant portion of our business in each of our operating segments is performed outdoors. Consequently, our results of operations are exposed to seasonal variations and inclement weather. Our operating segments perform less work in the winter months, and work is hindered during other inclement weather events. In particular, our Utility T&D segment revenue and profitability often decrease during the winter months and during severe weather conditions because work performed during these periods is more costly to complete. During periods of peak electric power demand in the summer, utilities generally are unable to remove their electric power T&D equipment from service, decreasing the demand for our maintenance services during such periods. The seasonality of this segment’s business also causes our working capital needs to fluctuate. Because this segment’s operating cash flow is usually lower during and immediately following the winter months, we typically experience a need to finance a portion of this segment’s working capital during the spring and summer. Conversely, our Canada segment typically posts its strongest results during the winter and summer months and weaker results during what is known as the “Spring breakup,” when road bans and load limits are put in place and workers are often furloughed and equipment idled. Severe winter weather can also create demand for restoration of storm damage to overhead utility lines, which can offer opportunities for high margin emergency restoration work for our Utility T&D segment.
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
We operate primarily in the oil and gas and power industries, providing services to a limited number of clients. Much of our success depends on developing and maintaining relationships with our major clients and obtaining a share of contracts from these clients. The loss of any of our major clients could have a material adverse effect on our operations. One client was responsible for approximately 25.0 percent of total contract revenue from continuing operations in 2016. This client was also responsible for 42.6 percent of our 12-month backlog and 45.8 percent of our total backlog at December 31, 2016.
Terrorist attacks and war or risk of war may adversely affect our results of operations, our ability to raise capital or secure insurance or our future growth.
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
Our business operations include pipeline construction, fabrication, pipeline rehabilitation services and a wide range of services in electric power and natural gas transmission and distribution. We may encounter difficulties that impact our ability to complete a project in accordance with the original delivery schedule. These difficulties may be the result of delays in designs, engineering information or materials provided by the customer or a third party, delays or difficulties in equipment and material delivery, schedule changes, delays from our customer's failure to timely obtain permits or rights-of-way or meet other regulatory requirements, weather-related delays, delays caused by difficult worksite environments and other factors, some of which are beyond our control. We also may encounter project delays due to local opposition, which may include injunctive actions as well as public protests, to the siting of electric transmission lines, pipelines or other facilities, especially those which are located in environmentally or culturally sensitive areas and more heavily populated areas. We may not be able to recover the costs we incur that are caused by delays. In certain circumstances, we guarantee project completion by a scheduled acceptance date or achievement of certain acceptance and performance testing levels. Failure to meet any of our schedules or performance requirements could also result in additional costs or penalties, including liquidated damages, and such amounts could exceed expected project profit. In extreme cases, the above-mentioned factors could cause project cancellations, and we may not be able to replace such projects with similar projects or at all. Such delays or cancellations may impact our reputation or relationships with customers, adversely affecting our ability to secure new contracts.
Our operations also involve a number of operational hazards. Natural disasters, adverse weather conditions, collisions and operator error could cause personal injury or loss of life, severe damage to and destruction of property, equipment and the environment and suspension of operations. In locations where we perform work with equipment that is owned by others, our continued use of the equipment can be subject to unexpected or arbitrary interruption or termination. The occurrence of any of these events could result in work stoppage, loss of revenue, casualty loss, increased costs and significant liability to third parties.
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
Workplace safety is important to us, our employees and our customers. As a result, we maintain comprehensive safety programs and training to all applicable employees throughout our organization. While we focus on protecting people and property, our work is performed at construction sites and in industrial facilities, and our workers are subject to the normal hazards associated with providing these services. Even with proper safety precautions, these hazards can lead to personal injury, loss of life, damage to or destruction of property, plant and equipment and environmental damage. We are intensely focused on maintaining a strong safety environment and reducing the risk of accidents to the lowest possible level.
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

We act as prime contractor on a majority of the construction projects we undertake. In our capacity as prime contractor and when acting as a subcontractor, we perform most of the work on our projects with our own resources and typically subcontract certain specialized activities such as hazardous waste removal, nondestructive inspection and catering and security. However, with respect to other contracts, including those in our Utility T&D segment, we may choose to subcontract a substantial portion of the project. In the construction industry, the prime contractor is normally responsible for the performance of the entire contract, including subcontract work. Thus, when acting as a prime contractor, we are subject to the risks associated with the failure of one or more subcontractors to perform as anticipated.
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
Our U.S. and Canadian operations are subject to numerous environmental protection laws and regulations which are complex and stringent. We regularly perform work in and around sensitive environmental areas, such as rivers, lakes and wetlands. Part of the business in our Utility T&D segment is performed in the southwestern U.S. where there is a greater risk of fines, work stoppages or other sanctions for disturbing Native American artifacts and archeological sites. Significant fines, penalties and other sanctions may be imposed for non-compliance with environmental laws and regulations, and some environmental laws provide for joint and several strict liabilities for remediation of releases of hazardous substances, rendering a person liable for environmental damage, without regard to negligence or fault on the part of such person. In addition to potential liabilities that may be incurred in satisfying these requirements, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. These laws and regulations may expose us to liability arising out of the conduct of operations or conditions caused by others or for our acts which were in compliance with all applicable laws at the time these acts were performed.
We own and operate several properties in the United States and Canada that have been used for a number of years for the storage and maintenance of equipment and upon which hydrocarbons or other wastes may have been disposed or released. Any release of substances by us or by third parties who previously operated on these properties may be subject to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), the Resource Compensation and Recovery Act (“RCRA”) and/or analogous state, provincial or local laws. CERCLA imposes joint and several liabilities, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of hazardous substances into the environment, while RCRA governs the generation, storage, transfer and disposal of hazardous wastes. Under these or similar laws, we could be required to remove or remediate previously disposed wastes and clean up contaminated property. The expenses related to this work could have a significant impact on our future results.
Our operations outside of the U.S. and Canada are oftentimes potentially subject to similar governmental or provincial controls and restrictions relating to the environment.
We are unable to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact our business segments.
Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” may be contributing to warming of the earth’s atmosphere. As a result, there have been a variety of regulatory developments, proposals or requirements and legislative initiatives that have been introduced and/or issued in the United States (as well as other parts of the world) that are focused on restricting the emission of carbon dioxide, methane and other greenhouse gases. Although it is difficult to accurately predict how such legislation or regulations, including those introduced or adopted in the future, would impact our business and operations, it is possible that such laws and regulations could result in greater compliance costs, capital spending requirements or operating restrictions for us and/or our customers and could adversely affect the demand for some of our services. We are also unable to predict how the outcome of the 2016 federal and state elections may affect any existing or proposed regulations or legislation to reduce greenhouse gas emissions.
We may not be able to compete for, or work on, certain projects if we are not able to obtain any necessary bonds, letters of credit, bank guarantees or other financial assurances.
Our contracts may require that we provide to our customers security for the performance of their projects in the form of bonds, letters of credit or other financial assurances. Current or future market conditions, including losses incurred in the construction industry or as a result of large corporate bankruptcies, as well as changes in our sureties' assessment of our operating and financial risk, could cause our surety providers to decline to issue or renew, or substantially reduce the amount of, bid or performance bonds for our work. These actions could be taken on short notice. If our surety providers or lenders were to limit or eliminate our access to bonding or letters of credit, our alternatives would include seeking capacity from other sureties and lenders and finding more business that does not require bonds or allows for other form of collateral for project performance, such as cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all, which could affect our ability to bid for or work on future projects requiring financial assurances.
Furthermore, under standard terms in the surety market, sureties issue or continue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of collateral as a condition to issuing or renewing any bonds. If we were to experience an interruption or reduction in the availability of bonding capacity as a result of these or any other reasons, we may be unable to compete for or work on certain projects that would require bonding.
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
Item 1B. Unresolved Staff Comments
None.
Item 3. Legal Proceedings
For information regarding legal proceedings, see the discussion under the caption “Contingencies” in Note 14 – Contingencies, Commitments and Other Circumstances of our Notes to Consolidated Financial Statements in Item 8 of this Form 10-K, which information from Note 14 is incorporated by reference herein.
Item 4. Mine Safety Disclosures
Not applicable.

Item 4A. Executive Officers of the Registrant
The following table sets forth information regarding our executive officers. Officers are elected annually by, and serve at the discretion of, our Board of Directors.

Name	Age	Position(s)
Michael J. Fournier	54	President, Chief Executive Officer, Chief Operating Officer and Director
Van A. Welch	62	Executive Vice President and Chief Financial Officer
Johnny M. Priest	67	Executive Vice President, Utility Transmission & Distribution (President, Utility T&D)
Andrew M. Jack	53	Senior Vice President, Willbros Canada (President, Canada)
Harry W. New	55	Senior Vice President, Oil & Gas (President, Oil & Gas)
Linnie A. Freeman	62	Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary
Michael J. Fournier has been Chief Executive Officer and a Director of the Company since December 2015, President of the Company since October 2014 and Chief Operating Officer of the Company since July 2014. He joined Willbros in August 2011 as Chief Operating Officer of Canada operations and served as President of Canada operations from September 2012 to July 2014. Prior to joining Willbros, he filled successive roles starting as an Operations Manager and finishing as President of Aecon Lockerbie Construction Group, Inc., a construction and infrastructure development company, and its predecessor entities from 2005 to 2011. Mr. Fournier has more than 30 years of experience in the engineering and construction service industries. Mr. Fournier started his career in the Offshore Gulf Coast pipeline construction and platform fabrication sector, relocating to Canada in the early 90's. Much of his career since then has been spent in the Canadian Oil, Gas and Petrochemical sector where he has held a succession of project management and executive management roles with heavy industrial construction firms culminating in business unit president roles. He has served on the Board of Directors for the Progressive Contractors Association of Canada and Construction Labour Relations - Alberta and on the Management Board of the Natural Sciences and Engineering Research Council of Canada Chair in Construction Management for the University of Alberta. Mr. Fournier graduated from the University of Alberta with a Bachelor of Science in Mechanical Engineering and is registered with the Association of Professional Engineers, Geologists and Geophysicists of Alberta.
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
Johnny M. Priest joined Willbros in 2012 as Chief Operating Officer of the Utility T&D segment before being elected Senior Vice President, Utility T&D and President of the Utility T&D segment later that year. He was elected Executive Vice President, Utility Transmission & Distribution of the Company in October 2014. Prior to joining Willbros, he served as Chief Executive Officer of Argos Utilities, a provider of transmission and distribution services to utility customers, from April 2009 to March 2012. Mr. Priest began his career as a line construction technician with Duke Power in 1967 and has since managed and presided over a number of companies including Argos Utilities, MasTec Energy Group and Shaw Energy Delivery Services (formerly owned by Duke Energy). He is a veteran of the U.S. Army.
Andrew M. Jack has been Senior Vice President, Willbros Canada of the Company since January 2016 and President of the Canada segment since July 2014. He joined Willbros in October 2012 as General Manager of the Construction and Maintenance business unit before being elected as Vice President, Canada in December 2013. Mr. Jack has extensive general management and business development experience with almost 26 years in the Oil and Gas pipeline industry and has worked internationally with respected multi-national companies. Mr. Jack is a Chartered Manager and member of the UK Pipeline Industries Guild. His early career began in finance with Deloitte (at that time, Deloitte Haskins & Sells) followed by Financial Controller positions in the Oil and Gas pipeline industry before joining the Pipeline Intervention and Integrity group at TD

Williamson, Inc., a global solutions provider for the owners and operators of pressurized piping systems, as Regional Controller for the Europe, Africa, and Middle East Region. Subsequently, he held senior regional positions in Strategy, Business Development and Operations Management with TD Williamson, Inc. followed by general management roles for Africa and the Pipeline Integrity Division.
Harry W. New has been Senior Vice President, Oil & Gas of the Company since January 2016 and President of the Oil & Gas segment since January 2015. He previously spent six years with Willbros from 2005 to 2011, rising to President of Willbros U.S. Construction. Prior to rejoining Willbros, from September 2011 to January 2015, he served as Senior Vice President of NorthStar Energy Services (a Quanta Services company), a provider of infrastructure solutions for the oil and gas, pipeline, chemical, petrochemical, power and terminal industries. Mr. New has more than 30 years of experience in the pipeline construction industry including management positions at Amec-Paragon Engineering and Bechtel Corporation. Mr. New is a member of the American Pipeline Contractors Association, INGAA and The Pipeliners Association of Houston. Mr. New graduated from Texas A&I with a Bachelor of Science degree in Natural Gas Engineering.
Linnie A. Freeman has been Senior Vice President, General Counsel and Chief Compliance Officer of the Company since April 2016 and Corporate Secretary since January 2017. She previously served as Vice President, Legal from June 2015 to March 2016 and Associate General Counsel from May 2008 to May 2015. Before joining Willbros in 2008, she was in private practice and represented the Company in a variety of matters beginning in 2001. Ms. Freeman has practiced law for more than 30 years, and her legal experience includes work with mergers and acquisitions, construction contracts, construction claims, litigation management and compliance matters. Ms. Freeman is an active member of the state bar association of Texas and an inactive member of the state bar association of California. She is a graduate of Louisiana Tech University and holds her Juris Doctorate degree from The University of Texas.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock commenced trading on the New York Stock Exchange on August 15, 1996, under the symbol “WG.” The following table sets forth the high and low sale prices per share of our common stock as reported by the New York Stock Exchange for the periods indicated:

	High	Low
For the year ended December 31, 2016:
First Quarter	$3.07	$1.11
Second Quarter	3.41	1.98
Third Quarter	2.85	1.46
Fourth Quarter	3.43	1.42
For the year ended December 31, 2015:
First Quarter	$7.04	$1.50
Second Quarter	3.28	1.12
Third Quarter	1.82	0.68
Fourth Quarter	3.43	1.24
Substantially all of our stockholders maintain their shares in “street name” accounts and are not, individually, stockholders of record. As of February 28, 2017, our common stock was held by approximately 155 holders of record.
Dividend Policy
Since 1991, we have not paid any cash dividends on our capital stock, except dividends in 1996 on our outstanding shares of preferred stock, which were converted into shares of common stock on July 15, 1996. Our 2014 Term Credit Agreement prohibits us from paying cash dividends on our common stock.
Issuer Purchases of Equity Securities
The following table provides information about purchases of our common stock by us during the fourth quarter of 2016:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2016 – October 31, 2016	152	$1.76	—	—
November 1, 2016 – November 30, 2016	—	—	—	—
December 1, 2016 – December 31, 2016	13,162	3.24	—	—
Total	13,314	$3.22	—	—

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

Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014	2013	2012
Statement of Operations Data:
Contract revenue	$731,685	$908,994	$1,594,370	$1,495,125	$1,449,372
Operating expenses (income):
Contract costs	685,389	868,240	1,497,618	1,360,014	1,331,013
Amortization of intangibles	9,754	9,874	9,885	9,907	9,991
General and administrative	60,993	77,335	108,622	122,368	116,984
Gain on sale of subsidiary	—	(12,826)	—	—	—
Other charges	6,210	18,469	6,692	—	—
Goodwill impairment	—	—	—	—	6,593
Operating income (loss)	(30,661)	(52,098)	(28,447)	2,836	(15,209)
Interest expense	(13,976)	(27,254)	(30,797)	(32,394)	(29,477)
Interest income	451	51	438	1,174	130
Debt covenant suspension and extinguishment charges	(63)	(39,178)	(15,176)	(11,573)	(3,405)
Other, net	(63)	(101)	(397)	(733)	(661)
Loss from continuing operations before income taxes	(44,312)	(118,580)	(74,379)	(40,690)	(48,622)
Provision (benefit) for income taxes	(530)	(54,031)	229	(3,992)	(5,278)
Loss from continuing operations	(43,782)	(64,549)	(74,608)	(36,698)	(43,344)
Income (loss) from discontinued operations net of provision for income taxes	(3,977)	96,032	(5,219)	20,831	14,109
Net income (loss)	(47,759)	31,483	(79,827)	(15,867)	(29,235)
Less: Income attributable to noncontrolling interest	—	—	—	—	(976)
Net income (loss) attributable to Willbros Group, Inc.	$(47,759)	$31,483	$(79,827)	$(15,867)	$(30,211)
Reconciliation of net income (loss) attributable to Willbros Group, Inc.
Loss from continuing operations	$(43,782)	$(64,549)	$(74,608)	$(36,698)	$(43,344)
Income (loss) from discontinued operations	(3,977)	96,032	(5,219)	20,831	13,133
Net income (loss) attributable to Willbros Group, Inc.	$(47,759)	$31,483	$(79,827)	$(15,867)	$(30,211)
Basic income (loss) per share attributable to Company shareholders:
Continuing operations	$(0.71)	$(1.12)	$(1.51)	$(0.76)	$(0.90)
Discontinued operations	(0.06)	1.66	(0.11)	0.44	0.27
Net income (loss)	$(0.77)	$0.54	$(1.62)	$(0.32)	$(0.63)

Diluted income (loss) per share attributable to Company shareholders:
Continuing operations	$(0.71)	$(1.12)	$(1.51)	$(0.76)	$(0.90)
Discontinued operations	(0.06)	1.66	(0.11)	0.44	0.27
Net income (loss)	$(0.77)	$0.54	$(1.62)	$(0.32)	$(0.63)

Cash Flow Data:
Cash provided by (used in):
Operating activities	$(19,611)	$(4,195)	$(60,106)	$2,469	$(35,738)
Investing activities	10,843	209,833	39,230	25,955	22,236
Financing activities	(8,615)	(166,642)	1,596	(37,630)	6,574
Effect of exchange rate changes	(29)	(3,437)	(1,057)	(1,564)	(2,137)
Balance Sheet Data (at period end):
Cash and cash equivalents	$41,420	$58,832	$22,565	$42,096	$48,154
Total assets	363,036	441,577	684,021	860,272	963,429
Total liabilities	227,899	264,177	570,196	671,498	757,096
Total debt	89,189	95,623	270,335	261,432	286,416
Stockholders’ equity	135,137	177,400	113,825	188,774	206,333
Other Financial Data (excluding discontinued operations):
12 Month Backlog (at period end)(1)	$419,866	$432,217	$548,552	$800,961	$778,544
Capital expenditures, excluding acquisitions	3,802	2,183	11,452	12,975	9,159
Adjusted EBITDA from continuing operations(2)	(2,755)	(19,461)	15,618	39,802	34,272
Number of employees (at period end):	3,165	3,579	7,959	9,399	12,054

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

(2)
Adjusted EBITDA from continuing operations is defined as income (loss) from continuing operations before interest expense (income), income tax expense (benefit) and depreciation and amortization, adjusted for items which management does not consider representative of our ongoing operations and certain non-cash items of the Company. Management uses Adjusted EBITDA from continuing operations as a supplemental performance measure for comparing normalized operating results with corresponding historical periods and with the operational performance of other companies in our industry and for presentations made to analysts, investment banks and other members of the financial community who use this information in order to make investment decisions about us.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto. Additional sections in this Form 10-K which should be helpful to the reading of our discussion and analysis include the following: (i) a description of our services provided by segment found in Items 1 and 2 “Business and Properties – Business Segments;” (ii) a description of our business strategy found in Items 1 and 2 “Business and Properties – Our Strategy;” and (iii) a description of risk factors affecting us and our business, found in Item 1A “Risk Factors.”
Inasmuch as the discussion below and the other sections to which we have referred you pertain to management’s comments on financial resources, capital spending, our business strategy and the outlook for our business, such discussions contain forward-looking statements. These forward-looking statements reflect the expectations, beliefs, plans and objectives of management about future financial performance and assumptions underlying management’s judgment concerning the matters discussed, and accordingly, involve estimates, assumptions, judgments and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed below and elsewhere in our 2016 Form 10-K, particularly in Item 1A “Risk Factors” and in “Forward-Looking Statements.”
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
Willbros has three reportable segments: Oil & Gas, Utility T&D and Canada. These segments are comprised of strategic businesses that are defined by the industries or geographic regions they serve. Each segment is managed as an operation with well-established strategic directions and performance requirements. Each segment is led by a separate segment President who reports directly to the CODM.
Our Oil & Gas segment provides construction, maintenance and lifecycle extension services to the midstream markets. These services include pipeline construction to support the transportation and storage of hydrocarbons, including gathering, lateral and main-line pipeline systems, as well as, facilities construction such as pump stations, flow stations, gas compressor stations and metering stations. In addition, the Oil & Gas segment provides integrity construction, pipeline systems maintenance and tank services to a number of different customers.
At December 31, 2016, the assets and liabilities associated with tank services have been classified as held for sale. See Note 4 - Assets Held for Sale in Item 8 of this Form 10-K for more information.
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
The CODM evaluates segment performance using operating income which is defined as contract revenue less contract costs and segment overhead, such as amortization related to intangible assets and general and administrative expenses that are directly attributable to the segment. In 2016, we implemented a change to our organizational structure such that corporate overhead costs, such as executive management, public company, accounting, tax and professional services, human resources and treasury, are no longer allocated to each segment. Previously reported segment information has been revised to conform to this new presentation.
General economic and market conditions, coupled with the highly competitive nature of our industry, continue to result in pricing pressure on the services we provide in our Oil & Gas and Canada segments.

Looking Forward
We took difficult, but necessary, steps in 2016 to reduce our overall cost structure from both a segment and corporate perspective. Our efforts to better align our costs with lower revenue has led to an improvement in our continuing operating results when compared to 2015. We believe we have positioned the Company to address the challenges and opportunities in 2017.
We anticipate our Utility T&D segment will continue to execute its growth strategy. We believe opportunities exist to expand our transmission capabilities to service new customers, and this initiative remains a top priority. Our distribution services are positioned to further enhance its capabilities after successfully expanding its footprint in 2016 in both the Southeast and Eastern regions of the United States.
Our Oil & Gas segment has modified its focus to address relatively smaller opportunities, both in terms of size and duration, including mid-diameter pipeline systems, integrity and facilities work. This segment is less dependent on large diameter pipeline construction, but continues to bid and has retained the capability to perform this work. In addition, we anticipate growth in the Northeast as we continue to operate in the active Marcellus and Utica fields.
In our Canada segment, competition among contractors for ongoing maintenance work and small capital projects continues to put pressure on operating margins. We anticipate large capital projects will stay below historical levels for 2017, and we therefore remain focused on serving our client's maintenance needs through MSA agreement renewals and sustaining their small capital projects, coupled with tank construction, pipeline integrity work, mid and small diameter pipeline opportunities and water industry construction services.
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
At December 31, 2016, total backlog was approximately $792.5 million, and 12 month backlog was approximately $419.9 million. In comparison to December 31, 2015, total backlog decreased approximately $34.3 million, and 12 month backlog decreased approximately $12.3 million. The decrease in total and 12 month backlog is primarily attributed to the work-off of revenue, which is out-pacing our additions in the Oil & Gas and Canada segments.
Approximately $15.2 million of total and 12 month backlog is attributed to our tank services business, which is classified as held for sale at December 31, 2016. Our tank services business is included in our Oil & Gas segment.

The following tables (in thousands) show our backlog by segment and geographic location as of December 31, 2016 and 2015 and our 12 month backlog for each of the last five years:

	As of December 31,
	2016				2015
	12 Month	Percent	Total	Percent	12 Month	Percent	Total	Percent
Oil & Gas	$28,827	6.8%	$28,827	3.6%	$46,810	10.9%	$48,810	5.9%
Utility T&D	349,998	83.4%	656,838	82.9%	274,610	63.5%	622,629	75.3%
Canada	41,041	9.8%	106,793	13.5%	110,797	25.6%	155,379	18.8%
Total Backlog	$419,866	100.0%	$792,458	100.0%	$432,217	100.0%	$826,818	100.0%

	As of December 31,
	2016		2015
	Total	Percent	Total	Percent
Total Backlog by Geographic Region
United States	$685,665	86.5%	$671,439	81.2%
Canada	106,793	13.5%	155,379	18.8%
Backlog	$792,458	100.0%	$826,818	100.0%

	As of December 31,
	2016	2015	2014	2013	2012
12 Month Backlog	$419,866	$432,217	$548,552	$800,961	$778,544
Adjusted EBITDA from Continuing Operations
We define Adjusted EBITDA from continuing operations as income (loss) from continuing operations before interest expense (income), income tax expense (benefit) and depreciation and amortization, adjusted for items which management does not consider representative of our ongoing operations and certain non-cash items of the Company. These adjustments are itemized in the following table. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA from continuing operations, you should be aware that in the future we may incur expenses that are the same as, or similar to, some of the adjustments in this presentation. Our presentation of Adjusted EBITDA from continuing operations should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.
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

A reconciliation of Adjusted EBITDA from continuing operations to U.S. GAAP financial information follows (in thousands):

	Year Ended December 31,
	2016	2015	2014	2013	2012
Loss from continuing operations attributable to Willbros Group, Inc.	$(43,782)	$(64,549)	$(74,608)	$(36,698)	$(43,344)
Interest expense	13,976	27,254	30,797	32,394	29,477
Interest income	(451)	(51)	(438)	(1,174)	(130)
Provision (benefit) for income taxes	(530)	(54,031)	229	(3,992)	(5,278)
Depreciation and amortization	21,919	27,200	31,873	34,436	38,363
EBITDA from continuing operations	(8,868)	(64,177)	(12,147)	24,966	19,088
Debt covenant suspension and extinguishment charges	63	39,178	15,176	11,573	3,405
Stock-based compensation	4,127	6,605	12,475	6,382	6,821
Fort McMurray wildfire related costs	450	—	—	—	—
Restructuring charges	4,933	9,475	1,878	59	—
Accounting and legal fees associated with the restatements	(24)	595	3,413	—	—
(Gain) loss on disposal of equipment	(3,436)	1,155	(5,177)	(3,178)	(3,223)
Gain on sale of subsidiary	—	(12,826)	—	—	—
Impairment of intangible assets	—	534	—	—	—
Goodwill impairment charges	—	—	—	—	6,593
DOJ monitor costs	—	—	—	—	1,588
Adjusted EBITDA from continuing operations	$(2,755)	$(19,461)	$15,618	$39,802	$34,272

RESULTS OF OPERATIONS

	Years Ended December 31
	(in thousands)
	2016	2015	2016-2015 Change	2014	2015-2014 Change
Contract revenue
Oil & Gas	$170,448	$297,110	$(126,662)	$826,088	$(528,978)
Utility T&D	418,387	379,629	38,758	363,779	15,850
Canada	143,140	232,534	(89,394)	404,589	(172,055)
Eliminations	(290)	(279)	(11)	(86)	(193)
Total	731,685	908,994	(177,309)	1,594,370	(685,376)
Contract costs	685,389	868,240	(182,851)	1,497,618	(629,378)
Amortization of intangibles	9,754	9,874	(120)	9,885	(11)
General and administrative	60,993	77,335	(16,342)	108,622	(31,287)
Gain on sale of subsidiary	—	(12,826)	12,826	—	(12,826)
Other charges	6,210	18,469	(12,259)	6,692	11,777
Operating income (loss)
Oil & Gas	(16,783)	(38,024)	21,241	(30,623)	(7,401)
Utility T&D	15,567	3,960	11,607	16,908	(12,948)
Canada	(650)	10,226	(10,876)	43,911	(33,685)
Gain on sale of subsidiary	—	12,826	(12,826)	—	12,826
Corporate	(28,795)	(41,086)	12,291	(58,643)	17,557
Total	(30,661)	(52,098)	21,437	(28,447)	(23,651)
Non-operating expenses	(13,651)	(66,482)	52,831	(45,932)	(20,550)
Loss from continuing operations before income taxes	(44,312)	(118,580)	74,268	(74,379)	(44,201)
Provision (benefit) for income taxes	(530)	(54,031)	53,501	229	(54,260)
Loss from continuing operations	(43,782)	(64,549)	20,767	(74,608)	10,059
Income (loss) from discontinued operations net of provision for income taxes	(3,977)	96,032	(100,009)	(5,219)	101,251
Net income (loss)	$(47,759)	$31,483	$(79,242)	$(79,827)	$111,310

2016 versus 2015
Consolidated Results
Contract Revenue
Contract revenue decreased $177.3 million in 2016 primarily related to a lower volume of work in our Oil & Gas and Canada segments driven by challenging market conditions for the majority of the year. The overall decrease is also partly attributed to the 2015 exit from both our regional delivery model and service offerings in the downstream market in our Oil & Gas segment. The decrease is partially offset by increased revenue in our Utility T&D segment driven mainly by our electric transmission construction services in Texas and distribution MSA work along the Atlantic seaboard, Texas and the Gulf Coast.
Contract Costs
Contract costs decreased $182.9 million in 2016 primarily related to the lower revenue levels previously discussed. Contract margin was 6.3 percent in 2016 compared to 4.5 percent in 2015. The improved margin is primarily related to a reduction of equipment-related indirect costs due to the rationalization of our equipment fleet.

Amortization of Intangibles
We recorded $9.8 million of intangible amortization expense in 2016 primarily related to the amortization of customer relationship and trademark intangibles associated with our Utility T&D segment. The decrease from 2015 of $0.1 million is primarily related to the lack of intangible amortization associated with field, fabrication and union construction turnaround services in our Oil & Gas segment, which were fully impaired in 2015.
General and Administrative
General and administrative expense decreased $16.3 million in 2016 as a result of cost reduction initiatives taken over the last year, including, but not limited to, employee headcount reductions, primarily in our corporate headquarters, as well as the closing of our regional delivery offices and our exit from the downstream market in the Oil & Gas segment.
Gain on Sale of Subsidiary
The $12.8 million reduction in gain on sale of subsidiary is attributed to the 2015 sale of Bemis, LLC (“Bemis”) that did not recur in 2016.
Other Charges
We recorded other charges of $6.2 million in 2016 primarily related to $3.6 million in equipment and facility lease abandonment charges, $1.3 million in employee severance charges and $1.0 million in losses on disposal of equipment. The year-over-year decrease of $12.3 million is primarily related to a $5.7 million reduction in losses on disposal of equipment, a $4.1 million reduction in equipment and facility lease abandonment charges, a $0.4 million reduction in employee severance charges and other termination costs, as well as a $0.6 million decrease in legal and accounting costs associated with our investigation related to the deterioration of certain construction projects within our Oil & Gas segment and restatement of our Condensed Consolidated Financial Statements for the quarterly periods ended March 31, 2014 and June 31, 2014.
Operating Loss
Operating loss decreased $21.4 million in 2016 primarily driven by the rationalization of our equipment fleet in our Oil & Gas segment and decreased general and administrative costs and other charges year-over-year. In addition, the reduced loss is partly attributable to an increased volume of work in a number of service offerings in our Utility T&D segment. The overall decrease in operating loss was partially offset by $7.0 million in losses on a cross-country pipeline project in our Canada segment, which was mainly due to adverse weather conditions. The overall decrease in operating loss was also partially offset by a lower volume of work in our Oil & Gas and Canada segments year-over-year, as well as a $12.8 million gain on the sale of Bemis in 2015, that did not recur in 2016.
Non-Operating Expenses
Non-operating expenses decreased $52.8 million in 2016 primarily related to $33.5 million in debt covenant suspension and extinguishment charges related to the fair value of outstanding stock issued during 2015, which did not recur in 2016. The remaining decrease was related to a reduction of interest expense as a result of a lower Term Loan balance in 2016, compared to 2015, as well as a reduction in prepayment premiums and debt issuance cost write-offs in connection with early payments of debt from asset dispositions, which significantly decreased year-over-year.
Benefit for Income Taxes
Benefit for income taxes decreased $53.5 million in 2016. The decrease is primarily attributed to a 2015 benefit for income taxes in continuing operations that was partially offset by a 2015 provision for income taxes in discontinued operations in relation to the net gain on sale of subsidiaries in 2015 that did not recur in 2016.
Income (Loss) from Discontinued Operations, Net of Taxes
Income from discontinued operations decreased $100.0 million to a $4.0 million loss from discontinued operations in 2016. The decrease is primarily attributed to a change in net gain on sale of subsidiaries of $154.7 million between periods. In 2015, we recorded a large net gain on sale of $152.2 million primarily related to the sale of our Professional Services segment, as well as the sale of our Premier and UtilX subsidiaries, whereas in 2016, we recorded a loss on sale of $2.5 million related to the settlement of working capital and other post-closing adjustments in connection with the sale of our Professional Services segment. The overall decrease from 2015 is also partly attributed to a reduction of income in 2016 from services previously associated with our Professional Services segment. The overall decrease is partially offset by a 2015 provision for income taxes of $57.2 million related to previously sold subsidiaries that did not recur in 2016.
Segment Results
Oil & Gas Segment
Contract revenue decreased $126.7 million in 2016 primarily related to the 2015 exit of both our regional delivery model and service offerings in the downstream market, coupled with a lower volume of work in tank services, facilities and integrity construction services compared to 2015, as well as the 2015 completion of a large project in the Northeast that did not recur in 2016. The overall decrease is partially offset by increased revenue in our mainline pipeline construction service offerings year-over-year.
Operating loss decreased $21.2 million in 2016 primarily associated with lower equipment-related indirect costs due to the rationalization of our equipment fleet, as well as a decrease in other charges related to the abandonment of certain equipment and facility leases, mostly in our mainline pipeline construction services. The decreased operating loss is also partly attributed to a reduction of losses associated with our regional delivery model and service offerings in our downstream market, which we exited in 2015, as well as the favorable settlement of a contract dispute with a customer during 2016. The overall decrease is partially offset by a reduction of income in our facilities and integrity construction services due mainly to a lower volume of work compared to 2015.
Utility T&D Segment
Contract revenue increased $38.8 million in 2016 primarily due to an increase in the volume of work in our electric transmission construction services, which includes work performed under our alliance agreement with Oncor, as well as growth in distribution MSA work along the Atlantic seaboard, Texas, and the Gulf Coast. The increase was partially offset by the absence of matting services associated with Bemis, which was sold in 2015.
Operating income increased $11.6 million in 2016 primarily driven by the increased volume of work described above, which led to higher margins. The increase is also partly attributed to a decrease in insurance and other employee related costs coupled with the absence of other charges associated with the abandonment of certain equipment and facility leases across the segment compared to 2015. The increase is partially offset by a reduction of income generated from matting services in Bemis, which was sold in 2015.
Canada Segment
Contract revenue decreased $89.4 million in 2016 primarily related to a lower volume of work across the entire segment due to low prevailing oil and gas prices and pricing pressures from our customers for the majority of 2016. The decrease in contract revenue is also partly driven by the 2015 completion of certain large capital projects that have not recurred in 2016 due to the challenging market conditions described above, which has significantly reduced capital spending by our customers.
Operating income decreased $10.9 million to a loss of $0.7 million in 2016 primarily related to $7.0 million in losses on one cross-country pipeline project in 2016, which was mainly due to adverse weather conditions. We are exploring options to pursue recovery on claims associated with this project. The overall decrease in income is also driven by a lower volume of work across the entire segment as previously discussed, as well as a change in the mix of services offered during the year. The overall decrease was partially offset by the impact of measures taken to reduce overall operating costs in 2016.
Corporate
Corporate costs represent overhead costs, such as executive management, public company, accounting, tax and professional services, human resources and treasury, that are not directly related to the operations of the segments. The decreased costs in 2016 are primarily attributed to continued cost reduction initiatives implemented during the year, including employee headcount reductions, across our corporate headquarters.
2015 versus 2014
Consolidated Results
Contract Revenue
Contract revenue decreased $685.4 million in 2015 primarily related a reduction in the overall volume of work driven by the negative impact of market conditions in the United States and Canada, and the complete reshaping of our Oil & Gas segment through the exit of our regional delivery model. The decrease is partially offset by growth in distribution MSA work in the Atlantic seaboard within our Utility T&D segment.
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
Gain on Sale of Subsidiary
We recorded a $12.8 million gain on sale of subsidiary in 2015 as a result of the sale of Bemis in the fourth quarter of 2015.
Other Charges
We recorded other charges of $18.5 million in 2015 primarily related to $7.7 million in equipment and facility lease abandonment charges, $6.7 million in losses on disposal of equipment and $2.9 million in employee severance and other termination costs. The year-over-year increase of $11.8 million is primarily related to increases in equipment and facility lease abandonment and losses on disposal of equipment partially offset by a decrease in legal and accounting costs associated with our investigation related to the deterioration of certain construction projects within our Oil & Gas segment and restatement of our Condensed Consolidated Financial Statements for the quarterly periods ended March 31, 2014 and June 30, 2014.
Operating Loss
Operating loss increased $23.7 million in 2015 primarily driven by a reduction of income mainly through a lower volume of work, the close-out of certain major projects, declining oil prices and market conditions, a decrease in productivity of available resources and the under-utilization of equipment. In addition, we recorded an increase in other charges of $11.8 million, as previously discussed, which increased our operating loss year-over-year. The increase in operating loss was partially offset by a $12.8 million gain on the sale of Bemis in 2015.
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
Segment Results
Oil & Gas Segment
Contract revenue decreased $529.0 million in 2015 primarily related to lower volumes of work in our mainline pipeline construction services as well as a reduction of revenue resulting from the complete exit from the regional delivery model.
Operating loss increased $7.4 million primarily related to lower volumes in our mainline pipeline construction services that resulted in a decrease in productivity of available resources, the under-utilization of equipment and other costs associated with the abandonment of certain equipment and facility leases and long-lived asset impairment charges. The increased operating loss was partially offset by a reduction of losses from two large pipeline construction projects in 2014 that did not recur in 2015 as well the 2015 exit from the regional delivery model which recorded significant operating losses in 2014.
Utility T&D Segment
Contract revenue increased $15.9 million in 2015 driven primarily by growth in distribution MSA work in the Atlantic seaboard. The increase in distribution work was partially offset by a decrease in transmission construction work year-over-year for a key customer.
Operating income decreased $12.9 million in 2015 also driven primarily by decreased productivity and utilization in our transmission construction services and distribution MSA work in Texas and the Atlantic seaboard, and other costs associated with the abandonment of certain equipment and facility leases and long-lived asset impairment charges.
Canada Segment
Contract revenue decreased $172.1 million in 2015 primarily attributed to a lower volume of work across the entire segment due to declining oil prices and challenging market conditions, as well as the close-out of major projects within our construction and maintenance and specialty project services.
Operating income decreased $33.7 million in 2015 primarily due to the completion of certain 2014 major projects that yielded higher margins in the construction and maintenance and specialty project service markets. The reduction in contract margin was partially offset by cost-cutting initiatives throughout the segment.
Corporate
Corporate costs represent overhead costs, such as executive management, public company, accounting, tax and professional services, human resources and treasury, that are not directly related to the operations of the segments. The decreased costs in 2015 are primarily attributed to cost reduction initiatives implemented during the year, including employee headcount reductions across our corporate headquarters.

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
The 2014 Term Credit Agreement provides for a five-year $270.0 million term loan facility (the “2014 Term Loan Facility”), which we drew in full on the effective date of the 2014 Term Credit Agreement. Willbros Group, Inc.is the borrower under the 2014 Term Credit Agreement, with all of its obligations guaranteed by its material U.S. subsidiaries, other than excluded subsidiaries. Obligations under the 2014 Term Loan Facility are secured by a first priority security interest in, among other things, the borrower’s and the guarantors’ equipment, subsidiary capital stock and intellectual property (the “2014 Term Loan Priority Collateral”) and a second priority security interest in, among other things, the borrower’s and the guarantors’ inventory, accounts receivable, deposit accounts and similar assets.
The term loans bear interest at the “Adjusted Base Rate” plus an applicable margin of 8.75 percent, or the “Eurodollar Rate” plus an applicable margin of 9.75 percent. The interest rate in effect at December 31, 2016 and 2015 was 11 percent, comprised of an applicable margin of 9.75 percent for Eurodollar rate loans plus a LIBOR floor of 1.25 percent.
We made early payments of $3.1 million and $78.3 million against the 2014 Term Loan Facility during the year ended December 31, 2016 and 2015, respectively. As a result of these early payments, we recorded debt extinguishment charges of $0.1 million and $1.9 million, respectively, which consisted of prepayment fees of 2 percent and the write-off of debt issuance costs.
We are also required to pay a repayment fee on the maturity date of the 2014 Term Loan Facility equal to 5.0 percent of the aggregate principal amount outstanding on the maturity date. The repayment fee was contingent upon the sale of our Professional Services segment, which was completed on November 30, 2015. As a result, we are amortizing the repayment fee as a discount, from that date through the maturity date of the 2014 Term Loan Facility, using the effective interest method. The unamortized amount of the repayment fee is $3.6 million and $4.6 million at December 31, 2016 and 2015, respectively.
Since December 31, 2014, we have significantly reduced the balance under the 2014 Term Loan Facility. Under the provisions of the 2014 Term Credit Agreement, with respect to prepayments made from inception of the Term Loan through December 31, 2016, we have not been required to pay prepayment premiums in respect of the “make-whole amount.” However, future prepayments or refinancing of the balance of the 2014 Term Loan Facility will, in most cases, require us to pay a prepayment premium equal to the make-whole amount. The make-whole amount is calculated as the present value of all interest payments that would have been made on the amount prepaid from the date of the prepayment to December 15, 2019 (or June 15, 2019 if the prepayment is made on or after June 15, 2018) at a rate per annum equal to the sum of 9.75 percent plus the greater of 1.25 percent and the Eurodollar rate in effect on the date of the repayment.
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
We are also required, as part of our borrowing base calculation, to include a minimum of $25.0 million of the net proceeds of the sale of Bemis and the balance of the Professional Services segment as eligible pledged cash. We have included $40.0 million as eligible pledged cash in our December 31, 2016 borrowing base calculation, which is included in “Restricted cash” on the Consolidated Balance Sheet.
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
We will also pay an unused line fee on each of the U.S. and Canadian Facilities equal to 50 basis points when usage under the applicable facility during the preceding calendar month is less than 50 percent of the commitments or 37.5 basis points when usage under the applicable facility equals or exceeds 50 percent of the commitments for such period. With respect to the letters of credit, we will pay a letter of credit fee equal to the applicable LIBOR margin, shown in the table above, on all letters of credit and a 0.125 percent fronting fee to the issuing bank, in each case, payable monthly in arrears.
Obligations under the 2013 ABL Credit Facility are secured by a first priority security interest in the borrowers’ and guarantors’ accounts receivable, deposit accounts and similar assets and a second priority security interest in the 2014 Term Loan Priority Collateral.
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
On March 31, 2015 (the “First Amendment Closing Date”), March 1, 2016, July 26, 2016 and March 3, 2017, we amended the 2014 Term Credit Agreement pursuant to a First Amendment (the “First Amendment”), a Third Amendment (the “Third Amendment”), a Fourth Amendment (the “Fourth Amendment”) and a Fifth Amendment (the "Fifth Amendment"). These amendments, among other things, suspend the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the period from December 31, 2014 through June 30, 2017 (the “Covenant Suspension Periods”) so that any failure by us to comply with the Maximum Total Leverage Ratio or Minimum Interest Coverage Ratio during the Covenant Suspension Periods will not be deemed to result in a default or event of default.

In consideration of the initial suspension of the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the First Amendment, we issued 10.1 million shares, which was equivalent to 19.9 percent of the outstanding shares of common stock immediately prior to the First Amendment Closing Date, to KKR Lending Partners II L.P. and other entities indirectly advised by KKR Credit Advisers (US) LLC, which made them a related party. In connection with this transaction, we recorded debt covenant suspension charges of approximately $33.5 million which represented the fair value of the 10.1 million outstanding shares of common stock issued, multiplied by the closing stock price on the First Amendment Closing Date. In addition, we recorded debt extinguishment charges of approximately $0.8 million related to the write-off of debt issuance costs associated with our 2014 Term Credit Agreement.
In consideration for the Third and Fourth Amendment, we paid a total of $4.6 million in amendment fees in 2016. The amendment fees are recorded as direct deductions from the carrying amount of the 2014 Term Loan Facility in accordance with ASU 2015-03, which we retroactively adopted effective January 1, 2016. We are amortizing the amendment fees through the maturity date of the 2014 Term Loan Facility, using the effective interest method.
Due to operating losses driven, in part, by an overall lower volume of work and significant losses on a cross-country pipeline project in Canada, combined with our current forecast, we did not expect to be in compliance with the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the period from March 31, 2017 through December 31, 2017.
The Fifth Amendment suspends compliance with the Maximum Total Leverage Ratio and the Minimum Interest Coverage Ratio covenants through June 30, 2017. In addition, under the Fifth Amendment, the Maximum Total Leverage Ratio will be 5.50 to 1.00 as of September 30, 2017 and will decrease to 4.50 to 1.00 as of December 31, 2017 and 3.00 to 1.00 as of June 30, 2018, and thereafter. The Minimum Interest Coverage Ratio will be 1.60 to 1.00 as of September 30, 2017 and will increase to 2.00 to 1.00 as of December 31, 2017 and 2.75 to 1.00 as of June 30, 2018 and thereafter. The Fifth Amendment also provides that, for the four-quarter period ending September 30, 2017, Consolidated EBITDA shall be equal to the sum of Consolidated EBITDA for the quarterly periods ending June 30, 2017 and September 30, 2017 multiplied by two, and, for the four-quarter period ending December 31, 2017, Consolidated EBITDA shall be equal to the annualized sum of Consolidated EBITDA for the quarterly periods ending June 30, 2017, September 30, 2017 and December 31, 2017. The Fifth Amendment also permits us to retain the net proceeds of the sale of our tank services business for working capital purposes. In consideration for the Fifth Amendment, we paid an amendment fee of $2.3 million in the first quarter of 2017.
Concurrent with the effectiveness of the Fifth Amendment, coupled with our current forecasts, cash on hand, cash flow from operations and borrowing capacity under the 2013 ABL Credit Facility, we expect to meet our required financial covenants and have sufficient liquidity and capital resources to meet our obligations for at least the next twelve months; however, our results of operations will need to improve in 2017 in order to meet our forecasts and required financial covenants.
As of December 31, 2016, we did not have any outstanding revolver borrowings, and our unused availability was $40.3 million, net of outstanding letters of credit of $48.5 million and cash collateral of $40.0 million. If our unused availability under the 2013 ABL Credit Facility is less than the greater of (i) 15.0 percent of the revolving commitments or $15.0 million for five consecutive days, or (ii) 12.5 percent of the revolving commitments or $12.5 million at any time, or upon the occurrence of certain events of default under the 2013 ABL Credit Facility, we are subject to increased reporting requirements, the administrative agent shall have exclusive control over any deposit account, we will not have any right of access to, or withdrawal from, any deposit account, or any right to direct the disposition of funds in any deposit account, and amounts in any deposit account will be applied to reduce the outstanding amounts under the 2013 ABL Credit Facility. In addition, if our unused availability under the 2013 ABL Credit Facility is less than the amounts described above, we would be required to comply with a Minimum Fixed Charge Coverage Ratio of 1.15 to 1.00. Based on our current forecasts, we do not expect our unused availability under the 2013 ABL Credit Facility to be less than the amounts described above and therefore do not expect the Minimum Fixed Charge Coverage Ratio to be applicable over the next twelve months. If the Minimum Fixed Charge Coverage Ratio were to become applicable, we would not expect to be in compliance over the next twelve months and would therefore be in default under our credit agreements.
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
Cash Balances
As of December 31, 2016, we had cash and cash equivalents of $41.4 million. Our cash and cash equivalent balances held in the United States and foreign countries were $29.3 million and $12.1 million, respectively. In 2011, we discontinued our strategy of reinvesting non-U.S. earnings in foreign operations. Accordingly, we may repatriate foreign cash for corporate purposes without incurring additional tax expense.
Our working capital position for continuing operations decreased $32.8 million to $90.4 million at December 31, 2016 from $123.2 million at December 31, 2015, primarily attributable to a lower volume of work where reductions in accounts receivable and unbilled revenue exceeded reductions in accounts payable. We continue to take the necessary measures to improve liquidity including an increased focus on cash collections; however, our days sales outstanding was 66 days and 60 days at December 31, 2016 and 2015, respectively.
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
Cash flows provided by (used in) continuing operations by type of activity were as follows for years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Operating activities	$(11,992)	$46,009	$(21,837)
Investing activities	10,843	210,423	42,488
Financing activities	(8,615)	(177,266)	(2,678)
Effect of exchange rate changes	(29)	(3,437)	(1,057)
Net change in cash from all continuing activities	$(9,793)	$75,729	$16,916
Operating Activities
Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide but can also be influenced by working capital needs such as the timing of collection of receivables and the settlement of payables and other obligations. Working capital needs are generally higher during the summer and fall months when the majority of our capital-intensive projects are executed. Conversely, working capital assets are typically converted to cash during the late fall and winter months.
Operating activities from continuing operations used net cash of $12.0 million in 2016 as compared to $46.0 million provided in 2015. The $58.0 million decrease in operating cash flow is primarily a result of the following:

•
A decrease in cash flow provided by accounts receivable of $83.4 million primarily related to a decrease in customer cash collections resulting from a lower volume of work and a lower receivable balance during the period; and

•	A decrease in cash flow provided by continuing operations, adjusted for any non-cash items, of $18.2 million primarily related to a reduction of net income year-over-year.
This was partially offset by:

•	A decrease in cash flow used by accounts payable of $36.3 million attributed primarily to reduced vendor payments resulting from a lower volume of work during the period;

•	A decrease in cash flow used by other assets and liabilities of $6.4 million attributed primarily to changes in business activity during the period.

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
Investing Activities
Investing activities from continuing operations provided net cash of $10.8 million in 2016 as compared to $210.4 million in 2015. The $199.6 million decrease in investing cash flow is primarily the result of a 2016 decrease of $223.5 million in cash proceeds received from the sale of subsidiaries, as 2015 included the sale of the balance of our Professional Services segment, as well as the sale of our Premier, UtilX, Downstream Professional Services and Bemis subsidiaries. In addition, the decrease in investing cash flow is partly attributed to a reduction in cash proceeds from the sale of property, plant and equipment of $5.2 million and an increase in cash purchases of property, plant and equipment of $1.1 million. The overall decrease in investing cash flow was partially offset by a reduction in restricted cash deposits of $30.2 million in comparison to 2015.
Investing activities from continuing operations provided net cash of $210.4 million in 2015 as compared to $42.5 million in 2014. The $167.9 million increase in investing cash flow is primarily the result of an increase of $188.4 million in cash proceeds received from the sale of subsidiaries identified above in 2015 as compared to 2014 as well as a reduction in cash purchases of property, plant and equipment of $8.9 million and an increase in cash proceeds received from the sale of property, plant and equipment of $5.9 million. The overall increase in investing cash flow was partially offset by a $35.2 million deposit of restricted cash for collateralization of our outstanding letters of credit.
Financing Activities
Financing activities from continuing operations used net cash of $8.6 million in 2016 as compared to $177.3 million in 2015. The $168.7 million increase in financing cash flow is primarily related to a $171.5 million reduction in payments against our Term Loan in 2016. The overall increase in financing cash flow is partially offset by a $3.8 million increase in debt issuance costs in 2016, primarily composed of amendment fees paid in connection with the Third and Fourth Amendments.
Financing activities from continuing operations used net cash of $177.3 million in 2015 as compared to $2.7 million in 2014. The $174.6 million decrease in financing cash flow is primarily related to the fact that we did not issue a new Term Loan in 2015 as compared to $270.0 million in cash proceeds received in 2014 from our new Term Loan. The remaining decrease in financing cash flow is primarily related to a $24.6 million decrease in proceeds received from our revolver and notes payable. The overall decrease in financing cash flow was partially offset by a $74.7 million reduction in payments against our Term Loan in 2015 and a $44.1 million reduction in payments against our revolver and notes payable in 2015.
Discontinued Operations
Discontinued operations used net cash of $7.6 million in 2016 as compared to cash used of $40.2 million in 2015. The $32.6 million increase in discontinued operations cash flow is primarily due to a reduction in activity between periods with respect to services previously associated with our Professional Services segment.
Discontinued operations used net cash of $40.2 million in 2015 as compared to cash used of $37.3 million in 2014. The $2.9 million decrease in discontinued cash flow is primarily due to the reduction of assets and liabilities year-over-year partially offset by our net gains on the sale of subsidiaries during 2015.

Interest Rate Risk
We are subject to interest rate risk on our debt and investment of cash and cash equivalents arising in the normal course of business and have previously entered into hedging arrangements to fix or otherwise limit the interest costs of our variable interest rate borrowings.
Termination of Interest Rate Swap Agreement
In August 2013, we entered into an interest rate swap agreement (the “Swap Agreement”) for a notional amount of $124.1 million to hedge changes in the variable rate interest expense on $124.1 million of our existing or replacement LIBOR indexed debt. The Swap Agreement was designated and qualified as a cash flow hedging instrument with the effective portion of the Swap Agreement's change in fair value recorded in Other Comprehensive Income (“OCI”). The Swap Agreement was highly effective in offsetting changes in interest expense, and no hedge ineffectiveness was recorded in the Consolidated Statements of Operations. The Swap Agreement was terminated in the third quarter of 2015 for $5.7 million, which was recorded in OCI at fair value. In the fourth quarter of 2015, we made an early payment of $93.6 million against our 2014 Term Loan Facility and therefore reclassified approximately $1.2 million of the fair value of the Swap Agreement from OCI to interest expense. In the first quarter of 2016, we made an early payment of $3.1 million against our 2014 Term Loan Facility and therefore reclassified approximately $0.1 million of the fair value of the Swap Agreement from OCI to interest expense. The remaining fair value of the Swap Agreement included in OCI will be reclassified to interest expense over the remaining life of the underlying debt with approximately $1.1 million expected to be recognized in the coming twelve months.
Capital Requirements
Our financing objective is to maintain financial flexibility to meet the material, equipment and personnel needs to support our project and MSA commitments. Our primary source of capital is our cash on hand, cash flow from operations and borrowing capacity under our ABL Credit Facility.
In 2016, capital expenditures by segment amounted to $0.3 million spent by Oil & Gas, $0.7 million spent by Canada, $2.5 million spent by Utility T&D, and $0.3 million spent by Corporate, for a total of $3.8 million. Our industry remains capital intensive, and we expect the need for capital expenditures to increase in the foreseeable future to meet the anticipated demand for our services. As such, we are focused on providing working capital for projects in process and those scheduled to begin in 2017, as well as funding our 2017 capital budget.
Given our cash on hand and our ABL availability, we believe that our financial results combined with our current liquidity and working capital management will provide sufficient funds to enable us to meet our future operating needs and our planned capital expenditures, as well as facilitate our ability to grow in the foreseeable future. Should we experience rapid growth, we may need to access capital markets to meet our working capital requirements.
Contractual Obligations
The following table (in thousands) details our future cash payments related to various contractual obligations as of December 31, 2016:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Principal amount, 2014 Term Loan Facility	$92,224	$—	$92,224	$—	$—
Repayment fee, 2014 Term Loan Facility	4,611	—	4,611	—	—
Interest obligations, 2014 Term Loan Facility	30,406	10,286	20,120	—
Operating lease obligations	88,601	22,882	31,951	19,261	14,507
Total	$215,842	$33,168	$148,906	$19,261	$14,507
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
As of December 31, 2016, no liability has been recognized for letters of credit or surety bonds.
A summary of our off-balance sheet commercial commitments as of December 31, 2016 is as follows (in thousands):

	Expiration Per Period
	Total Commitment	Less than 1 year	1-2 Years	More Than 2 Years
Letters of credit:
U.S. – financial	$45,473	$45,473	$—	$—
Canada – financial	3,000	3,000	—	—
Total letters of credit	48,473	48,473	—	—
U.S. surety bonds – primarily performance	122,133	118,022	4,108	3
Total commercial commitments	$170,606	$166,495	$4,108	$3
Certain operational risks are analyzed and categorized by our risk management department and insured against through major international insurance brokers under a comprehensive insurance program. We maintain worldwide master commercial insurance policies written through highly-rated insurers in types and amounts typically carried by companies engaged in the project management and construction industry. These policies cover our property, plant, equipment and cargo against normally-insurable risks. Other policies cover our workers and liabilities arising out of our operations. Primary and excess liability insurance limits are consistent with industry standards for the level of our operations and asset base. Risks of loss or damage to project works and materials are often insured on our behalf by our clients. On other projects, “builders all risk insurance” is purchased when deemed necessary. All insurance is purchased and maintained at the corporate level except for certain basic insurance that must be purchased locally to comply with insurance laws.
The insurance protection we maintain may not be sufficient or effective in all circumstances or against all hazards. An enforceable claim for which we are not fully insured could have a material adverse effect on our results of operations. In the future, our ability to maintain insurance, which may not be available or at rates we consider reasonable, may be affected by events over which we have no control.
We have been limited in our pursuit of certain larger projects due, in part, to our current balance sheet and bonding capacity. In addition to our other efforts to improve our financial position, we are exploring opportunities to partner with other contractors, which will enable us to work on these larger-scale projects.
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
We consider unapproved change orders to be contract variations on which we have customer approval for scope change, but not for price associated with that scope change. Costs associated with unapproved change orders are included in the estimated cost to complete the contracts and are expensed as incurred. We recognize revenue equal to cost incurred on unapproved change orders when realization of price approval is probable and the amount is estimable. Revenue recognized on unapproved change orders is included in "Contract costs and recognized income not yet billed" on the Consolidated Balance Sheets. Revenue recognized on unapproved change orders is subject to adjustment in subsequent periods to reflect the changes in estimates or final agreements with customers.
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
Our operating loss for the years ended December 31, 2016 and 2015 was positively impacted by approximately $7.6 million and $5.6 million, as a result of changes in contract estimates related to projects that were in progress at December 31, 2015 and 2014, respectively. These changes in contract estimates are primarily attributed to, among other things, a reduction in estimated costs for certain individually immaterial projects as they progress to completion; the realization of change orders related to work previously performed; and other changes in events, facts and circumstances during the period in which the estimate was revised.
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
We amortize intangible assets based upon the estimated consumption of the economic benefits of each intangible asset or on a straight-line basis if the pattern of economic benefits consumption cannot otherwise be reliably estimated. Intangible assets subject to amortization are reviewed for impairment and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For instance, a significant change in business climate or a loss of a significant customer, among other things, may trigger the need for an impairment test of intangible assets. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. For additional information, see Note 6 – Intangible Assets in Item 8 of this Form 10-K for more information.
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
Losses are accrued based upon our estimates of the ultimate liability for claims incurred (including an estimate of claims incurred but not reported), with assistance from third-party actuaries. For these claims, to the extent we have insurance coverage above the deductible amounts, we have recorded a receivable reflected in “Other long-term assets” in our Consolidated Balance Sheets. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends.
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
We record reserves for expected tax consequences of uncertain tax positions assuming that the taxing authorities have full knowledge of the position and all relevant facts. The income tax laws and regulations are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our tax positions that could materially affect amounts recognized in our future Consolidated Balance Sheets and Consolidated Statements of Operations.
RECENT ACCOUNTING PRONOUNCEMENTS
For a discussion of recent accounting pronouncements, see Note 1 – Summary of Significant Accounting Policies in Item 8 of this Form 10-K for more information.
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
Under our 2014 Term Loan Facility, a 100 basis point increase in interest rates would increase interest expense by $0.9 million. Conversely, a 100 basis point decrease in interest rates would decrease interest expense by $0.9 million.
Termination of Interest Rate Swap Agreement
In August 2013, we entered into an interest rate swap agreement (the “Swap Agreement”) for a notional amount of $124.1 million to hedge changes in the variable rate interest expense on $124.1 million of our existing or replacement LIBOR indexed debt. The Swap Agreement was designated and qualified as a cash flow hedging instrument with the effective portion of the Swap Agreement's change in fair value recorded in OCI. The Swap Agreement was highly effective in offsetting changes in interest expense, and no hedge ineffectiveness was recorded in the Consolidated Statements of Operations. The Swap Agreement was terminated in the third quarter of 2015 for $5.7 million, which was recorded in OCI at fair value. In the fourth quarter of 2015, we made an early payment of $93.6 million against our 2014 Term Loan Facility and therefore reclassified approximately $1.2 million of the fair value of the Swap Agreement from OCI to interest expense. In the first quarter of 2016, we made an early payment of $3.1 million against our 2014 Term Loan Facility and therefore reclassified approximately $0.1 million of the fair value of the Swap Agreement from OCI to interest expense. The remaining fair value of the Swap Agreement included in OCI will be reclassified to interest expense over the remaining life of the underlying debt with approximately $1.1 million expected to be recognized in the coming twelve months.
Foreign Currency Risk
We are exposed to market risk associated with changes in non-U.S. currency exchange rates. To mitigate our risk, we may borrow Canadian dollars under our Canadian Facility to settle U.S. dollar account balances.
We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expense in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expense in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at December 31, 2016 and 2015.
Other
The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities shown in the Consolidated Balance Sheets approximate fair value at December 31, 2016 due to the generally short maturities of these items. At December 31, 2016, we invested primarily in short-term dollar denominated bank deposits. We have the ability and expect to hold our investments to maturity.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Willbros Group, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Willbros Group, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 7, 2017

WILLBROS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$41,420	$58,832
Accounts receivable, net	112,037	149,753
Contract cost and recognized income not yet billed	11,938	20,451
Prepaid expenses and other current assets	18,416	19,610
Parts and supplies inventories	800	1,383
Assets held for sale	9,050	3,774
Assets associated with discontinued operations	505	1,247
Total current assets	194,166	255,050
Property, plant and equipment, net	38,123	50,352
Intangible assets, net	76,848	86,862
Restricted cash	40,206	35,212
Deferred income taxes	315	—
Other long-term assets	13,378	14,101
Total assets	$363,036	$441,577
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$83,488	$107,709
Contract billings in excess of cost and recognized income	4,938	9,892
Current portion of capital lease obligations	—	469
Notes payable and current portion of other long-term debt	—	2,656
Accrued income taxes	311	3,108
Other current liabilities	6,253	6,759
Liabilities held for sale	8,275	—
Current liabilities associated with discontinued operations	1,578	4,027
Total current liabilities	104,843	134,620
Long-term debt	89,189	92,498
Deferred income taxes	—	120
Other long-term liabilities	32,872	35,516
Long-term liabilities associated with discontinued operations	995	1,423
Total liabilities	227,899	264,177
Contingencies and commitments (Note 14)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 105,000,000 shares authorized and 64,679,896 shares issued at December 31, 2016 (63,918,220 at December 31, 2015)	3,226	3,188
Capital in excess of par value	749,303	745,214
Accumulated deficit	(598,021)	(550,262)
Treasury stock at cost, 2,025,208 shares at December 31, 2016 (1,828,586 at December 31, 2015)	(15,137)	(14,731)
Accumulated other comprehensive loss	(4,234)	(6,009)
Total stockholders’ equity	135,137	177,400
Total liabilities and stockholders’ equity	$363,036	$441,577
See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Contract revenue	$731,685	$908,994	$1,594,370
Operating expenses:
Contract costs	685,389	868,240	1,497,618
Amortization of intangibles	9,754	9,874	9,885
General and administrative	60,993	77,335	108,622
Gain on sale of subsidiary	—	(12,826)	—
Other charges	6,210	18,469	6,692
	762,346	961,092	1,622,817
Operating loss	(30,661)	(52,098)	(28,447)
Non-operating expenses:
Interest expense	(13,976)	(27,254)	(30,797)
Interest income	451	51	438
Debt covenant suspension and extinguishment charges	(63)	(39,178)	(15,176)
Other, net	(63)	(101)	(397)
	(13,651)	(66,482)	(45,932)
Loss from continuing operations before income taxes	(44,312)	(118,580)	(74,379)
Provision (benefit) for income taxes	(530)	(54,031)	229
Loss from continuing operations	(43,782)	(64,549)	(74,608)
Income (loss) from discontinued operations, net of provision for income taxes	(3,977)	96,032	(5,219)
Net income (loss)	$(47,759)	$31,483	$(79,827)
Basic income (loss) per share attributable to Company shareholders:
Loss from continuing operations	$(0.71)	$(1.12)	$(1.51)
Income (loss) from discontinued operations	(0.06)	1.66	(0.11)
Net income (loss)	$(0.77)	$0.54	$(1.62)
Diluted income (loss) per share attributable to Company shareholders:
Loss from continuing operations	$(0.71)	$(1.12)	$(1.51)
Income (loss) from discontinued operations	(0.06)	1.66	(0.11)
Net income (loss)	$(0.77)	$0.54	$(1.62)
Weighted average number of common shares outstanding:
Basic	61,364,592	57,759,988	49,310,044
Diluted	61,364,592	57,759,988	49,310,044
See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$(47,759)	$31,483	$(79,827)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	553	(8,828)	(4,417)
Changes in derivative financial instruments	1,222	31	(1,602)
Total other comprehensive income (loss), net of tax	1,775	(8,797)	(6,019)
Total comprehensive income (loss)	$(45,984)	$22,686	$(85,846)
See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Accumu- lated Deficit	Treasury Stock	Accumu- lated Other Compre- hensive Income (Loss)	Total Stock- holders’ Equity Willbros Group, Inc.	Non-controlling Interest	Total Stock- holders’ Equity
	Shares	Par Value

Balance as of December 31, 2013	50,930,303	$2,543	$691,123	$(501,918)	$(12,070)	$8,807	$188,485	$289	$188,774
Net loss	—	—	—	(79,827)	—	—	(79,827)	—	(79,827)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(4,417)	(4,417)	—	(4,417)
Derivatives, net of tax	—	—	—	—	—	(1,602)	(1,602)	—	(1,602)
Amortization of stock-based compensation	—	—	12,659	—	—	—	12,659	—	12,659
Stock issued under share-based compensation plans	1,164,628	54	(54)	—	—	—	—	—	—
Additions to treasury stock, vesting and forfeitures of restricted stock	—	—	—	—	(1,762)	—	(1,762)	—	(1,762)
Balance as of December 31, 2014	52,094,931	$2,597	$703,728	$(581,745)	$(13,832)	$2,788	$113,536	$289	$113,825
Net income	—	—	—	31,483	—	—	31,483	—	31,483
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(8,828)	(8,828)	—	(8,828)
Derivatives, net of tax	—	—	—	—	—	31	31	—	31
Sale of noncontrolling interest	—	—	—	—	—	—	—	(289)	(289)
Cost of debt covenant suspension	10,125,410	506	33,009	—	—	—	33,515	—	33,515
Amortization of stock-based compensation	—	—	8,562	—	—	—	8,562	—	8,562
Stock issued under share-based compensation plans	1,697,879	85	(85)	—	—	—	—	—	—
Additions to treasury stock, vesting and forfeitures of restricted stock	—	—	—	—	(899)	—	(899)	—	(899)
Balance as of December 31, 2015	63,918,220	$3,188	$745,214	$(550,262)	$(14,731)	$(6,009)	$177,400	$—	$177,400
Net loss	—	—	—	(47,759)	—	—	(47,759)	—	(47,759)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	553	553	—	553
Derivatives, net of tax	—	—	—	—	—	1,222	1,222	—	1,222
Amortization of stock-based compensation	—	—	4,127	—	—	—	4,127	—	4,127
Stock issued under share-based compensation plans	761,676	38	(38)	—	—	—	—	—	—
Additions to treasury stock, vesting and forfeitures of restricted stock	—	—	—	—	(406)	—	(406)	—	(406)
Balance as of December 31, 2016	64,679,896	$3,226	$749,303	$(598,021)	$(15,137)	$(4,234)	$135,137	$—	$135,137
See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(47,759)	$31,483	$(79,827)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	3,977	(96,032)	5,219
Depreciation and amortization	21,919	27,200	31,873
Stock-based compensation	4,127	6,605	12,475
Debt covenant suspension and extinguishment charges	63	39,178	15,176
Provision (benefit) for deferred income taxes	(176)	(413)	829
Amortization of debt issue costs	1,063	573	846
Non-cash interest expense	2,173	—	1,199
(Gain) loss on disposal of equipment	(3,436)	1,155	(5,177)
Impairment of intangible assets	—	534	—
Gain on sale of subsidiary	—	(12,826)	—
Provision for bad debt	284	2,945	3,096
Changes in operating assets and liabilities:
Accounts receivable, net	21,182	104,620	23,720
Contract cost and recognized income not yet billed	8,411	9,672	16,370
Prepaid expenses and other assets	1,093	(433)	(699)
Accounts payable and accrued liabilities	(20,557)	(56,894)	(42,444)
Accrued income taxes	(2,818)	715	(7,265)
Contract billings in excess of cost and recognized income	(506)	(4,611)	1,070
Other assets and liabilities, net	(1,032)	(7,462)	1,702
Cash provided by (used in) operating activities of continuing operations	(11,992)	46,009	(21,837)
Cash used in operating activities of discontinued operations	(7,619)	(50,204)	(38,269)
Cash used in operating activities	(19,611)	(4,195)	(60,106)
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	6,985	12,228	6,372
Proceeds from sale of subsidiaries	12,646	236,112	47,700
Purchases of property, plant and equipment	(3,794)	(2,705)	(11,584)
Deposit of restricted cash	(4,994)	(35,212)	—
Cash provided by investing activities of continuing operations	10,843	210,423	42,488
Cash used in investing activities of discontinued operations	—	(590)	(3,258)
Cash provided by investing activities	10,843	209,833	39,230
Cash flows from financing activities:
Proceeds from term loan issuance	—	—	270,000
Proceeds from revolver and notes payable	—	30,439	55,000
Payments on capital leases	(469)	(915)	(846)
Payments of revolver and notes payable	—	(30,439)	(74,518)
Payments on term loan facility	(3,128)	(174,648)	(249,375)
Payments to reacquire common stock	(406)	(899)	(1,762)
Cost of debt issuance	(4,612)	(804)	(1,177)
Cash used in financing activities of continuing operations	(8,615)	(177,266)	(2,678)
Cash provided by financing activities of discontinued operations	—	10,624	4,274
Cash provided by (used in) financing activities	(8,615)	(166,642)	1,596
Effect of exchange rate changes on cash and cash equivalents	(29)	(3,437)	(1,057)
Cash provided by (used in) all activities	(17,412)	35,559	(20,337)
Cash and cash equivalents of continuing operations at beginning of period	58,832	22,565	42,096
Cash and cash equivalents of discontinued operations at beginning of period	—	708	1,514
Cash and cash equivalents at beginning of period	58,832	23,273	43,610

	Year Ended December 31,
	2016	2015	2014
Cash and cash equivalents at end of period	41,420	58,832	23,273
Less: cash and cash equivalents of discontinued operations at end of period	—	—	(708)
Cash and cash equivalents of continuing operations at end of period	$41,420	$58,832	$22,565
Supplemental disclosures of cash flow information:
Cash paid for interest (including discontinued operations)	$9,019	$28,198	$26,848
Cash paid for income taxes (including discontinued operations)	$2,737	$3,495	$18,741
Supplemental non-cash investing and financing transactions:
Capital expenditure included in accounts payable and accrued liabilities	$171	$163	$685
See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Company – Willbros Group, Inc., a Delaware corporation, and its subsidiaries (the “Company,” “Willbros” or “WGI”), is a specialty energy infrastructure contractor serving the oil and gas and power industries with offerings that primarily include construction, maintenance and facilities development services. The Company’s principal markets for continuing operations are the United States and Canada. The Company obtains its work through competitive bidding and through negotiations with prospective clients. Contract values range from several thousand dollars to several hundred million dollars, and contract durations range from a few weeks to more than two years. The Company has three reportable segments: Oil & Gas, Utility T&D and Canada.
The Company's Oil & Gas segment provides construction, maintenance and lifecycle extension services to the midstream markets. These services include pipeline construction to support the transportation and storage of hydrocarbons, including gathering, lateral and main-line pipeline systems, as well as, facilities construction such as pump stations, flow stations, gas compressor stations and metering stations. In addition, the Oil & Gas segment provides integrity construction, pipeline systems maintenance and tank services to a number of different customers.
At December 31, 2016, the assets and liabilities associated with tank services have been classified as held for sale. See Note 4 - Assets Held for Sale for more information.
The Company's Utility T&D segment provides a wide range of services in electric and natural gas transmission and distribution, including comprehensive engineering, procurement, maintenance and construction, repair and restoration of utility infrastructure.
The Company's Canada segment provides construction, maintenance and fabrication services, including integrity and supporting civil work, pipeline construction, general mechanical and facility construction, API storage tanks, general and modular fabrication, along with electrical and instrumentation projects serving the Canadian energy and water industries.
Discontinued Operations – On November 30, 2015, the Company sold the balance of its Professional Services segment to TRC Companies (“TRC”). As such, the Professional Services segment, including Willbros Engineers, LLC and Willbros Heater Services, LLC (collectively "Downstream Professional Services"), Premier Utility Services, LLC (“Premier”) and UtilX Corporation (“UtilX”), which were sold earlier in 2015, are presented as discontinued operations in the Company's Consolidated Financial Statements. These subsidiaries, coupled with assets comprising the Company's CTS business that was sold in 2014 (“CTS”) and assets comprising the Company's Hawkeye business that was sold in 2013 (“Hawkeye”), are referred to as the “Discontinued Operations.” Assets and liabilities related to the Discontinued Operations are included in the line item “Assets associated with discontinued operations,” “Current liabilities associated with discontinued operations” and “Long-term liabilities associated with discontinued operations” on the Consolidated Balance Sheets for all periods presented. The results of the Discontinued Operations are included in the line item “Income (loss) from discontinued operations, net of provision for income taxes” on the Consolidated Statements of Operations for all periods presented. See Note 17 – Discontinued Operations for more information.
Principles of Consolidation – The Consolidated Financial Statements of the Company include all of its majority-owned subsidiaries and all of its wholly-owned entities. Inter-company accounts and transactions are eliminated in consolidation. The ownership interest of noncontrolling participants in subsidiaries that are not wholly-owned is included as a separate component of equity. These subsidiaries were sold in 2015.
Use of Estimates – The Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States and include certain estimates and assumptions made by management of the Company in the preparation of the Consolidated Financial Statements. These estimates and assumptions relate to the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expense during the period. Significant items subject to such estimates and assumptions include revenue recognition under the percentage-of-completion method of accounting, including estimates of progress towards completion and estimates of gross profit or loss accrual on contracts in progress; tax accruals and certain other accrued liabilities; quantification of amounts recorded for contingencies; valuation allowances for accounts receivable and deferred income tax assets; and the carrying amount of property, plant and equipment, goodwill and intangible assets. The Company bases its estimates on historical experience and other assumptions that it believes relevant under the circumstances. Actual results could differ from these estimates.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies (continued)

Reclassifications – Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. These reclassifications primarily relate to the impact of the adoption of recent accounting pronouncements during the year.
Commitments and Contingencies – Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when management assesses that it is probable that a liability has been incurred and the amount can be reasonably estimated. Recoveries of costs from third parties, which management assesses as being probable of realization, are recorded as “Other long-term assets” in the Consolidated Balance Sheets. Legal costs incurred in connection with matters relating to contingencies are expensed in the period incurred. See Note 14 – Contingencies, Commitments and Other Circumstances for more information.
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
Inventories – Inventories, consisting primarily of parts and supplies, are stated at the lower of actual cost or market. Parts and supplies are evaluated at least annually and adjusted for excess and obsolescence. No excess or obsolescence allowances existed at December 31, 2016 or 2015.
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
The Company depreciates assets based on their estimated useful lives at the time of acquisition using the straight-line method. Depreciation and amortization related to operating activities is included in “Contract costs,” and depreciation and amortization related to general and administrative activities is included in “General and administrative” expense in the Consolidated Statements of Operations. “Contract costs” and “General and administrative” expenses are included within “Operating expenses” in the Consolidated Statements of Operations. Further, amortization of assets under capital lease obligations is included in depreciation expense.
Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such asset is necessary. This

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies (continued)

evaluation, as well as an evaluation of our other intangible assets, requires the Company to make long-term forecasts of the future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for the Company’s services and future market conditions. Estimating future cash flows requires significant judgment, and the Company’s projections may vary from the cash flows eventually realized. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period. The effect of any impairment would be to expense the difference between the fair value (less selling costs) of such asset and its carrying value. Such expense would be reflected in earnings.
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
The Company considers unapproved change orders to be contract variations on which the Company has customer approval for scope change, but not for price associated with that scope change. Costs associated with unapproved change orders are included in the estimated cost to complete the contracts and are expensed as incurred. The Company recognizes revenue equal to cost incurred on unapproved change orders when realization of price approval is probable and the amount is estimable. Revenue recognized on unapproved change orders is included in “Contract cost and recognized income not yet billed” on the Consolidated Balance Sheets. Revenue recognized on unapproved change orders is subject to adjustment in subsequent periods to reflect the changes in estimates or final agreements with customers.
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
The Company's operating loss for the years ended December 31, 2016 and 2015 was positively impacted by approximately $7.6 million and $5.6 million, as a result of changes in contract estimates related to projects that were in progress at December 31, 2015 and 2014, respectively. These changes in contract estimates are primarily attributed to, among other things, a reduction in estimated costs for certain individually immaterial projects as they progress to completion; the realization of change orders related to work previously performed; and other changes in events, facts and circumstances during the period in which the estimate was revised.
Insurance– The Company is insured for workers’ compensation, employer’s liability, auto liability and general liability claims, subject to a deductible of $1.0 million per occurrence. Additionally, the Company’s largest non-union employee-related health care benefit plan is subject to a deductible of $0.3 million per claimant per year.
Losses are accrued based upon the Company’s estimates of the ultimate liability for claims incurred (including an estimate of claims incurred but not reported), with assistance from third-party actuaries. For these claims, to the extent insurance coverage is above the deductible amounts, the Company has recorded a receivable reflected in “Other long-term assets” in the Consolidated Balance Sheets. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of the Company’s liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts and historical trends.
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
The Company files income tax returns in the United States federal jurisdiction, in various states and in various foreign jurisdictions. The Company is subject to examination for 2008 forward for the United States and the majority of the state jurisdictions and for 2007 forward in Canada.
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
Stock-Based Compensation – Compensation cost resulting from all share-based payment transactions is recognized in the financial statements measured based on the grant-date fair value of the instrument issued and is recognized over the vesting period. The Company uses the Black-Scholes valuation method to determine the fair value of stock options granted as of the grant date. Share-based compensation related to restricted stock and restricted stock units or rights, also described collectively as restricted stock units, is recorded based on the Company’s closing stock price as of the grant date. Awards granted are expensed ratably over the vesting period of the award.
Foreign Currency Translation – All significant monetary asset and liability accounts denominated in currencies other than United States dollars are translated into United States dollars at current exchange rates. Translation adjustments are included in “Other comprehensive income (loss), net of tax” in the Company's Consolidated Statements of Comprehensive

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies (continued)

Income/(Loss). Revenue and expense accounts are converted at prevailing rates throughout the year. Gains or losses on foreign currency transactions are recorded in income in the period in which they are incurred.
Concentration of Credit Risk – The Company has a concentration of customers in the oil and gas and power industries which expose the Company to a concentration of credit risk within a single industry. The Company seeks to obtain advance and progress payments for contract work performed on major contracts. Receivables are generally not collateralized. An allowance for doubtful accounts of $2.0 million and $4.5 million is included within “Accounts receivable, net” on the Consolidated Balance Sheets for the years ended December 31, 2016 and December 31, 2015, respectively.
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
Derivative Financial Instruments – The Company may use derivative financial instruments such as forward contracts, options or other common hedging techniques to mitigate non-U.S. currency exchange risk when the Company is unable to match non-U.S. currency revenue with expense in the same currency. The Company has no forward contracts or options at December 31, 2016 and 2015.
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
Short-term Investments – The Company may invest a portion of its cash in short-term time deposits, some of which may have early withdrawal penalties. All such deposits have maturity dates that exceed three months. There were no short-term investments outstanding as of December 31, 2016 and 2015.
Accounting Pronouncements Recently Adopted – In November 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-17, which requires deferred tax assets and liabilities, as well as related valuation allowances, to be classified as non-current. ASU 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted as of the beginning of an interim or annual period. The Company adopted ASU 2015-17 in the first quarter of 2016 and applied the standard retroactively for all periods presented. As a result of this adoption, current deferred taxes and non-current deferred taxes decreased $2.3 million at December 31, 2015 in the Consolidated Balance Sheets.
In April 2015, the FASB issued ASU 2015-03, which changes the presentation of debt issuance costs with the requirement that debt issuance costs related to a debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016. The Company adopted ASU 2015-03 in the first quarter of 2016 and applied the standard retroactively for all periods presented. The application of the standard did not have a material impact on the Company's Consolidated Balance Sheets.
In August 2014, the FASB issued ASU 2014-15, which requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. The Company adopted ASU 2014-15 in the fourth quarter of 2016. See Note 8 - Long-term Debt for more information.
Accounting Pronouncements Not Yet Adopted – In November 2016, the FASB issued ASU 2016-18, which requires a reporting entity to include restricted cash and restricted cash equivalents in its cash and cash-equivalent balances presented in the entity's statement of cash flows. A reconciliation between the statement of financial position and the statement of cash flows

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies (continued)

must be disclosed when the balance sheet includes more than one line item for cash, cash equivalents, restricted cash and restricted cash equivalents. Transfers between non-restricted and restricted cash should not be presented as cash flow activities in the statement of cash flows. Furthermore, an entity with a material restricted cash balance must disclose information regarding the nature of the restrictions. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company is evaluating the impact of the standard on its Consolidated Financial Statements. At December 31, 2016 and 2015, approximately $40.2 million and $35.2 million is recorded as "Restricted Cash" on the Company's Consolidated Balance Sheets, respectively. These amounts are primarily composed of eligible pledged cash in the Company's December 31, 2016 and 2015 borrowing base calculation.
In October 2016, the FASB issued ASU 2016-16, which requires a reporting entity to recognize the tax expense from the sale of an asset in the seller's tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. The new guidance does not apply to intra-entity transfers of inventory, and the income tax consequences from the sale of inventory from one member of a consolidated entity to another will continue to be deferred until the inventory is sold to a third party. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company is evaluating the impact of the standard on its Consolidated Financial Statements.
In August 2016, the FASB issued ASU 2016-15, which provides specific guidance for cash flow classifications of cash payments and receipts to reduce the diversity of treatment of such items. The standard is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods with early adoption permitted. The Company is evaluating the impact of the standard on its Consolidated Financial Statements.
In March 2016, the FASB issued ASU 2016-09, which changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods with early adoption permitted. The Company does not anticipate the adoption of this standard to have a material impact on its Consolidated Financial Statements.
In February 2016, the FASB issued ASU 2016-02, which requires companies that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those assets. The standard is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted for financial statements of fiscal years or interim periods that have not been previously issued. The Company is evaluating the impact of the standard on its Consolidated Financial Statements. Based on an initial evaluation, the Company expects to include operating leases with durations greater than twelve months on its Consolidated Balance Sheets. The Company will provide additional information about the expected financial impact as it progresses through the evaluation and implementation of the standard.
In May 2014, the FASB and the IASB issued ASU 2014-09 surrounding the recognition of revenue from contracts with customers. Under the new standard, a company will recognize revenue when it satisfies a performance obligation by transferring a promised good or service to a customer. Revenue will be recognized at an amount that reflects the consideration it expects to receive in exchange for those goods and services. The standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB deferred the effective date of the standard to December 15, 2017 with early adoption permitted. The standard can be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update at the date of initial application. Furthermore, in March, April, and May of 2016, the FASB issued ASUs 2016-08, 2016-10, and 2016-12, respectively, which provide practical expedients and clarification in regards to ASU 2014-09. ASU 2016-08 amends and clarifies the principal versus agent considerations under the new revenue recognition standard, which requires determination of whether the nature of a promise is to provide the specified good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by another party (that is, the entity is an agent); this determination affects the timing and amount of revenue recognition. ASU 2016-10 clarifies issues related to identifying performance obligations. ASU 2016-12 provides practical expedients and clarification pertaining to the exclusion of sales tax from the measurement of a transaction price, the measurement of non-cash consideration, allocation of a transaction price on the basis of all satisfied and unsatisfied performance obligations in a modified contract at transition, and the definition of a completed contract. The effective date of ASUs 2016-08, 2016-10, and 2016-12 is December 15, 2017 with early adoption permitted. The Company is evaluating the impact of these standards on its Condensed Consolidated Financial Statements. As part of its evaluation, the Company is holding regular meetings with key stakeholders from across the organization to discuss

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies (continued)

the impact of the standards on its existing contracts. The Company is utilizing a bottoms-up approach to analyze the impact of the standards on its portfolio of contracts by reviewing its current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standards to its existing revenue contracts. The Company expects to complete its evaluation and adopt these standards effective January 1, 2018.
2. Accounts Receivable
Accounts receivable, net as of December 31, 2016 and 2015 is comprised of the following (in thousands):

	December 31,
	2016	2015
Trade	$79,348	$87,744
Unbilled revenue	20,447	23,358
Contract retention	12,091	25,330
Other receivables	2,114	17,803
Total accounts receivable	114,000	154,235
Less: allowance for doubtful accounts	(1,963)	(4,482)
Total accounts receivable, net	$112,037	$149,753
The Company expects all accounts receivable to be collected within one year. The provision for bad debt included in operating expenses in the Consolidated Statements of Operations was $0.3 million, $2.9 million and $3.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Contract cost and recognized income not yet billed and related amounts billed as of December 31, 2016 and 2015 were as follows (in thousands):

	December 31,
	2016	2015
Cost incurred on contracts in progress	$234,544	$567,144
Recognized income	28,702	50,812
	263,246	617,956
Progress billings and advance payments	(256,246)	(607,397)
	$7,000	$10,559
Contract cost and recognized income not yet billed	$11,938	$20,451
Contract billings in excess of cost and recognized income	(4,938)	(9,892)
	$7,000	$10,559
Contract cost and recognized income not yet billed includes $0.5 million and $0.8 million at December 31, 2016 and 2015, respectively, on completed contracts.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Assets Held for Sale

Components of assets held for sale as of December 31, 2016 and 2015 were as follows (in thousands):

	December 31,
	2016	2015
Accounts receivable, net	$7,806	$—
Contract cost and recognized income not yet billed	136	—
Prepaid expenses and other assets	61	—
Parts and supplies inventories	468	—
Property, plant and equipment, net	318	3,774
Intangible assets, net	260	—
Other long-term assets	1	—
Total assets held for sale	9,050	3,774

Accounts payable and accrued liabilities	3,789	—
Contract billings in excess of cost and recognized income	4,480	—
Other current liabilities	3	—
Other long-term liabilities	3	—
Total liabilities held for sale	8,275	—

Net assets held for sale	$775	$3,774
In the fourth quarter of 2016, the Company, as part of its ongoing strategic evaluation, made the decision to offer for sale its tank services business, which is included in the Company's Oil & Gas segment. The tank services business, which is being actively marketed to outside parties, is expected to sell within one year and is measured at the lower of its carrying value or fair value less costs to sell. As a result, the related assets and liabilities are classified as held for sale at December 31, 2016.
In the fourth quarter of 2015, the Company recorded impairment charges of approximately $3.3 million related to property, plant and equipment in the Oil & Gas and Utility T&D segments, which were classified as held for sale at December 31, 2015. The held for sale property, plant and equipment in the Oil & Gas segment was approximately $3.4 million and related to the segment's fabrication services which was actively marketed for sale at December 31, 2015 and subsequently sold in 2016. The held for sale property, plant and equipment in the Utility T&D segment was approximately $0.4 million and was also being actively marketed to outside parties and auction groups at December 31, 2015 and subsequently sold in 2016. The total impairment charges, which were recorded to measure the equipment at the lower of its carrying value or fair value less costs to sell, are included in operating expenses in the Company's Consolidated Statements of Operations for the year ended December 31, 2015.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Property, Plant and Equipment

Property, plant and equipment, which are used to secure debt or are subject to lien, at cost, as of December 31, 2016 and 2015 were as follows (in thousands):

	December 31,
	2016	2015
Construction equipment	$59,607	$61,924
Furniture and equipment	30,752	31,921
Land and buildings	1,521	1,725
Transportation equipment	65,501	75,395
Leasehold improvements	5,641	6,725
Marine equipment	82	82
Total property, plant and equipment	163,104	177,772
Less: accumulated depreciation	(124,981)	(127,420)
Total property, plant and equipment, net	$38,123	$50,352
Amounts above include $0.8 million and $1.2 million of construction in progress as of December 31, 2016 and 2015, respectively. Depreciation expense included in operating expenses for the years ended December 31, 2016, 2015 and 2014 was $12.1 million, $17.3 million and $22.0 million, respectively.

6. Intangible Assets
The Company’s intangible assets as of December 31, 2016 and 2015 were as follows (in thousands):

	December 31, 2016
	Customer Relationships	Trademark/ Tradename	Total
Balance as of December 31, 2015	$82,044	$4,818	$86,862
Amortization	(8,684)	(1,070)	(9,754)
Transfer to assets held for sale	$(260)	$—	$(260)
Balance as of December 31, 2016	$73,100	$3,748	$76,848
Weighted average remaining amortization period	8.5 years	3.5 years

	December 31, 2015
	Customer Relationships	Trademark/ Tradename	Total
Balance as of December 31, 2014	$91,382	$5,888	$97,270
Amortization	(8,804)	(1,070)	(9,874)
Impairment	$(534)	$—	$(534)
Balance as of December 31, 2015	$82,044	$4,818	$86,862
Weighted average remaining amortization period	9.4 years	4.5 years
During the year ended December 31, 2015, the Company determined the need for an impairment test of intangible assets associated with its field and union construction turnaround services in the Oil & Gas segment based on the Company's decision to exit these particular markets. As a result of this test, the Company recorded an impairment charge of approximately $0.3 million associated with these intangible assets. In addition, the Company recorded an impairment charge of approximately $0.2 million related to intangible assets associated with its fabrication services in the Oil & Gas segment, which was classified as held for sale at December 31, 2015. These impairment charges are included in operating expenses in the Company's Consolidated Statements of Operations for the year ended December 31, 2015.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Intangible Assets (continued)

Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 15 years.
Amortization expense for the year ended December 31, 2016 was $9.8 million and $9.9 million for the years ended December 31, 2015 and 2014.
Estimated amortization expense for each of the subsequent five years and thereafter is as follows (in thousands):

Fiscal year:
2017	$9,668
2018	9,667
2019	9,667
2020	9,135
2021	8,597
Thereafter	30,114

Total amortization	$76,848

7. Accounts Payable
Accounts payable and accrued liabilities as of December 31, 2016 and 2015 were as follows (in thousands):

	December 31,
	2016	2015
Trade accounts payable	$34,770	$48,501
Payroll liabilities	10,377	14,914
Accrued contract costs	15,840	17,571
Self-insurance accrual	11,210	12,128
Other accrued liabilities	11,291	14,595
Total accounts payable and accrued liabilities	$83,488	$107,709

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Long-term Debt

Long-term debt as of December 31, 2016 and 2015 was as follows (in thousands):

	December 31,
	2016	2015
Principal amount, 2014 Term Loan Facility	$92,224	$95,352
Repayment fee, 2014 Term Loan Facility	4,611	4,611
Unamortized discount, 2014 Term Loan Facility	(3,592)	(4,611)
Unamortized debt issuance costs, 2014 Term Loan Facility	(4,054)	(198)
Revolver borrowings	—	—
Capital lease obligations	—	469
Total debt, net of unamortized discount and debt issuance costs	89,189	95,623
Less: current portion	—	(3,125)
Long-term debt, net	$89,189	$92,498
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
The term loans bear interest at the “Adjusted Base Rate” plus an applicable margin of 8.75 percent, or the “Eurodollar Rate” plus an applicable margin of 9.75 percent. The interest rate in effect at December 31, 2016 and 2015 was 11 percent, comprised of an applicable margin of 9.75 percent for Eurodollar rate loans plus a LIBOR floor of 1.25 percent.
The Company made early payments of $3.1 million and $78.3 million against the 2014 Term Loan Facility during the year ended December 31, 2016 and 2015, respectively. As a result of these early payments, the Company recorded debt extinguishment charges of $0.1 million and $1.9 million, respectively, which consisted of prepayment fees of 2 percent and the write-off of debt issuance costs.
The Company is also required to pay a repayment fee on the maturity date of the 2014 Term Loan Facility equal to 5.0 percent of the aggregate principal amount outstanding on the maturity date. The repayment fee was contingent upon the sale of the Company's Professional Services segment, which was completed on November 30, 2015. As a result, the Company is amortizing the repayment fee as a discount, from that date through the maturity date of the 2014 Term Loan Facility, using the effective interest method. The unamortized amount of the repayment fee is $3.6 million and $4.6 million at December 31, 2016 and 2015, respectively.
Since December 31, 2014, the Company has significantly reduced the balance under the 2014 Term Loan Facility. Under the provisions of the 2014 Term Credit Agreement, with respect to prepayments made from inception of the Term Loan through December 31, 2016, the Company has not been required to pay prepayment premiums in respect of the “make-whole amount.” However, future prepayments or refinancing of the balance of the 2014 Term Loan Facility will, in most cases, require the Company to pay a prepayment premium equal to the make-whole amount. The make-whole amount is calculated as the present value of all interest payments that would have been made on the amount prepaid from the date of the prepayment to December 15, 2019 (or June 15, 2019 if the prepayment is made on or after June 15, 2018) at a rate per annum equal to the sum of 9.75 percent plus the greater of 1.25 percent and the Eurodollar rate in effect on the date of the repayment.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Long-term Debt (continued)

2013 ABL Credit Facility
On August 7, 2013 the Company entered into a five-year asset based senior revolving credit facility maturing on August 7, 2018 with Bank of America, N.A. serving as sole administrative agent for the lenders thereunder, collateral agent, issuing bank and swingline lender (as amended, the “2013 ABL Credit Facility”).
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
The Company is also required, as part of its borrowing base calculation, to include a minimum of $25.0 million of the net proceeds of the sale of Bemis, LLC and the balance of the Professional Services segment as eligible pledged cash. The Company has included $40.0 million as eligible pledged cash in its December 31, 2016 borrowing base calculation, which is included in “Restricted cash” on the Consolidated Balance Sheet.
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
The Company will also pay an unused line fee on each of the U.S. and Canadian Facilities equal to 50 basis points when usage under the applicable facility during the preceding calendar month is less than 50 percent of the commitments or 37.5 basis points when usage under the applicable facility equals or exceeds 50 percent of the commitments for such period. With respect to the letters of credit, the Company will pay a letter of credit fee equal to the applicable LIBOR margin, shown in the table above, on all letters of credit and a 0.125 percent fronting fee to the issuing bank, in each case, payable monthly in arrears.
Obligations under the 2013 ABL Credit Facility are secured by a first priority security interest in the borrowers’ and guarantors’ accounts receivable, deposit accounts and similar assets and a second priority security interest in the 2014 Term Loan Priority Collateral.

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
On March 31, 2015 (the “First Amendment Closing Date”), March 1, 2016, July 26, 2016 and March 3, 2017, the Company amended the 2014 Term Credit Agreement pursuant to a First Amendment (the “First Amendment”), a Third Amendment (the “Third Amendment”), a Fourth Amendment (the “Fourth Amendment”) and a Fifth Amendment (the "Fifth Amendment"). These amendments, among other things, suspend the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the period from December 31, 2014 through June 30, 2017 (the “Covenant Suspension Periods”) so that any failure by the Company to comply with the Maximum Total Leverage Ratio or Minimum Interest Coverage Ratio during the Covenant Suspension Periods shall not be deemed to result in a default or event of default.
In consideration of the initial suspension of the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the First Amendment, the Company issued 10.1 million shares, which was equivalent to 19.9 percent of the outstanding shares of common stock immediately prior to the First Amendment Closing Date, to KKR Lending Partners II L.P. and other entities indirectly advised by KKR Credit Advisers (US) LLC, which made them a related party. In connection with this transaction, the Company recorded debt covenant suspension charges of approximately $33.5 million which represented the fair value of the 10.1 million outstanding shares of common stock issued, multiplied by the closing stock price on the First Amendment Closing Date. In addition, the Company recorded debt extinguishment charges of approximately $0.8 million related to the write-off of debt issuance costs associated with the Company's 2014 Term Credit Agreement.
In consideration for the Third and Fourth Amendment, the Company paid a total of $4.6 million in amendment fees in 2016. The amendment fees are recorded as direct deductions from the carrying amount of the 2014 Term Loan Facility in accordance with ASU 2015-03, which the Company retroactively adopted effective January 1, 2016. The Company is amortizing the amendment fees through the maturity date of the 2014 Term Loan Facility, using the effective interest method.
Due to operating losses driven, in part, by an overall lower volume of work and significant losses on a cross-country pipeline project in Canada, combined with its current forecast, the Company did not expect to be in compliance with the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the period from March 31, 2017 through December 31, 2017.
The Fifth Amendment suspends compliance with the Maximum Total Leverage Ratio and the Minimum Interest Coverage Ratio covenants through June 30, 2017. In addition, under the Fifth Amendment, the Maximum Total Leverage Ratio will be 5.50 to 1.00 as of September 30, 2017 and will decrease to 4.50 to 1.00 as of December 31, 2017 and 3.00 to 1.00 as of June 30, 2018, and thereafter. The Minimum Interest Coverage Ratio will be 1.60 to 1.00 as of September 30, 2017 and will increase to 2.00 to 1.00 as of December 31, 2017 and 2.75 to 1.00 as of June 30, 2018, and thereafter. The Fifth Amendment also provides that, for the four-quarter period ending September 30, 2017, Consolidated EBITDA shall be equal to the sum of Consolidated EBITDA for the quarterly periods ending June 30, 2017 and September 30, 2017 multiplied by two, and, for the four-quarter period ending December 31, 2017, Consolidated EBITDA shall be equal to the annualized sum of Consolidated EBITDA for the quarterly periods ending June 30, 2017, September 30, 2017 and December 31, 2017. The Fifth Amendment also permits the Company to retain the net proceeds of the sale of its tank services business for working capital purposes. In consideration for the Fifth Amendment, the Company paid an amendment fee of $2.3 million in the first quarter of 2017.
Concurrent with the effectiveness of the Fifth Amendment, coupled with the Company's current forecasts, cash on hand, cash flow from operations and borrowing capacity under the 2013 ABL Credit Facility, the Company expects to meet its required financial covenants and have sufficient liquidity and capital resources to meet its obligations for at least the next twelve months; however, the Company's results of operations will need to improve in 2017 in order to meet its forecasts and required financial covenants.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Long-term Debt (continued)

As of December 31, 2016, the Company did not have any outstanding revolver borrowings, and its unused availability was $40.3 million, net of outstanding letters of credit of $48.5 million and cash collateral of $40.0 million. If the Company’s unused availability under the 2013 ABL Credit Facility is less than the greater of (i) 15.0 percent of the revolving commitments or $15.0 million for five consecutive days, or (ii) 12.5 percent of the revolving commitments or $12.5 million at any time, or upon the occurrence of certain events of default under the 2013 ABL Credit Facility, the Company is subject to increased reporting requirements, the administrative agent shall have exclusive control over any deposit account, the Company will not have any right of access to, or withdrawal from, any deposit account, or any right to direct the disposition of funds in any deposit account, and amounts in any deposit account will be applied to reduce the outstanding amounts under the 2013 ABL Credit Facility. In addition, if the Company's unused availability under the 2013 ABL Credit Facility is less than the amounts described above, the Company would be required to comply with a Minimum Fixed Charge Coverage Ratio of 1.15 to 1.00. Based on its current forecasts, the Company does not expect its unused availability under the 2013 ABL Credit Facility to be less than the amounts described above and therefore does not expect the Minimum Fixed Charge Coverage Ratio to be applicable over the next twelve months. If the Minimum Fixed Charge Coverage Ratio were to become applicable, the Company would not expect to be in compliance over the next twelve months and would therefore be in default under its credit agreements.
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

•	limitations on liens and indebtedness;

•	limitations on dividends and other payments in respect of capital stock;

•	limitations on capital expenditures; and

•	limitations on modifications of the documentation of the 2013 ABL Credit Facility.
Fair Value of Debt
The estimated fair value of the Company’s debt instruments as of December 31, 2016 and December 31, 2015 was as follows (in thousands):

	December 31, 2016	December 31, 2015
2014 Term Loan Facility	$95,577	$98,044
Revolver borrowings	—	—
Capital lease obligations	—	469
Total fair value of debt instruments	$95,577	$98,513
The 2014 Term Loan Facility, revolver borrowings under the 2013 ABL Credit Facility and capital lease obligations are classified within Level 2 of the fair value hierarchy. The fair value of the 2014 Term Loan Facility has been estimated using discounted cash flow analyses based on the Company’s incremental borrowing rate for similar borrowing arrangements.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Long-term Debt (continued)

Capital Leases
In prior years, the Company entered into multiple capital lease agreements to acquire various construction and transportation equipment. Assets held under capital leases at December 31, 2016 and 2015 are summarized below (in thousands):

	December 31,
	2016	2015
Transportation equipment	$—	$4,194
Total assets held under capital lease	—	4,194
Less: accumulated depreciation	—	(1,388)
Net assets under capital lease	$—	$2,806
Maturities
The principal amounts due under the Company’s remaining debt obligations as of December 31, 2016 is as follows (in thousands):

Fiscal year:
2017	$—
2018	—
2019	92,224
$92,224

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

 The Employee Retirement Income Security Act of 1974 (“ERISA”), as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multiemployer plan in the event of the employer’s withdrawal from, or upon termination of, such plan. The plans do not maintain information on the net assets and actuarial present value of the plans’ unfunded vested benefits allocable to the Company. As such, the amount, if any, for which the Company may be contingently liable, is not ascertainable at this time.
The majority of the Company’s unionized employees work in the building and construction industry (“B&C”), and therefore, the Company believes it satisfies the criteria for the B&C industry exception under ERISA for those multiemployer pension plans that primarily cover employees in the B&C industry. As a result, the Company does not expect to be assessed a withdrawal liability when it ceases making contributions to those plans after the completion of a project or projects, so long as it does not continue to perform work in the jurisdiction of the pension plan on a non-union basis. The applicability of the B&C industry proviso is fact-specific, so there can be no assurance in any particular situation whether the B&C proviso applies or whether withdrawal liability will be assessed.
The Pension Protection Act of 2006 added new funding rules generally applicable to plan years beginning after 2007 for multiemployer plans that are classified as “endangered,” “seriously endangered” or “critical” status. For a plan in endangered, seriously endangered or critical status, additional required contributions and benefit reductions may apply. A number of plans to which the Company’s business units contribute or may contribute in the future are in “endangered” or “critical” status. Certain of these plans may require additional contributions, generally in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by these plans. The amount of additional funds, if any, that the Company may be obligated to contribute to these plans in the future cannot be estimated, as such amounts will likely be based on future levels of work that require the specific use of those union employees covered by these plans.

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

Fund	EIN/PN	PPA Zone Status (1)	Plan Year End for Zone Status	Subject to Funding Improvement/ Rehabilitation Plan(2)	2016 Contributions (in thousands)	2015 Contributions (in thousands)	2014 Contributions (in thousands)	Sur-charge Impose	Expiration Date of Collective Bargaining Agreement
Boilermaker-Blacksmith National Pension Trust	48-6168020/ 001	Yellow	12/31/2015	Implemented	$—	$208	$1,009	No	N/A
Pennsylvania Heavy and Highway Contractors Pension Trust	23-6531755/ 001	Green	12/31/2015	No	975	1,086	7,210	No	12/31/2018
Other Funds					—	43	36
Total Contributions:					$975	$1,337	$8,255

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

Based upon the most recent and available plan financial information, the Company made contributions to the Pennsylvania Heavy and Highway Contractors Pension Trust that represented more than 5 percent of total plan contributions for the 2015 plan year. In regards to the Boilermaker-Blacksmith National Pension Trust, the Company did not contribute to the plan in 2016 and has no collective bargaining agreements related to this plan.
In addition to the contributions noted above to multiemployer defined benefit pension plans, the Company also makes discretionary contributions to defined contribution plans. The zone status outlined above does not apply to defined contribution plans.
Contributions to all defined contribution and defined benefit plans were $6.9 million, $9.9 million and $28.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.
10. Income Taxes
The Company is domiciled in the United States and operates primarily in the United States and Canada. These countries have different tax regimes and tax rates which affect the consolidated income tax provision of the Company and its effective tax rate. Moreover, losses from one country generally cannot be used to offset taxable income from another country, and some expenses incurred in certain tax jurisdictions receive no tax benefit thereby affecting the effective tax rate.
Income (loss) before income taxes on continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Foreign	$(556)	$334	$31,388
United States	(43,756)	(118,914)	(105,767)
	$(44,312)	$(118,580)	$(74,379)

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes (continued)

Provision (benefit) for income taxes on continuing operations by country consists of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current provision (benefit):
Foreign	$(550)	$1,822	$10,447
United States:
Federal	735	(51,475)	(7,443)
State	(159)	(4,497)	(2,851)
	26	(54,150)	153
Deferred tax provision (benefit):
Foreign	(556)	357	314
United States	—	(238)	(238)
	(556)	119	76
Total provision (benefit) for income taxes	$(530)	$(54,031)	$229
The provision (benefit) for income taxes has been determined based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The Company and its subsidiaries operating in the United States are subject to federal income tax rates up to 35 percent and varying state income tax rates and methods of computing tax liabilities. The Company’s principal international continuing operations are in Canada. The Company’s subsidiaries in Canada are subject to a corporate income tax rate of 27 percent. The Company did not have any non-taxable foreign earnings from tax holidays for taxable years 2014 through 2016.
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

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes (continued)

A reconciliation of the differences between the provision (benefit) for income taxes computed at the appropriate statutory rates and the reported provision (benefit) for income taxes is as follows (in thousands). For 2016, 2015 and 2014, the Company was domiciled in the United States, which has a 35 percent statutory tax rate.

	2016	2015	2014
Taxes on earnings at statutory rate in domicile of parent company	$(15,509)	$(41,503)	$(26,033)
Earnings taxed at rates less or greater than parent company rates:
Foreign	246	(297)	(1,944)
State income taxes, net of U.S. federal benefit	116	(3,050)	916
Non deductibles	2,017	2,681	6,243
Changes in provision (benefit) for unrecognized tax positions	204	91	(1,117)
Change in valuation allowance	12,951	(19,027)	18,272
Stock-based compensation	1,522	1,990	(557)
Deferred tax adjustments	(1,123)	(595)	3,965
Deemed dividend/previously taxed income	—	1,850	—
Prior year tax settlement	382	(246)	(2,229)
Transfer pricing allocation	6	2,011	3,133
Stock issuance costs	—	1,947	—
Alternative Minimum Tax credit carryforward	(1,031)	—	—
Other	(311)	117	(420)
Total provision (benefit) for income taxes	$(530)	$(54,031)	$229
For the year ended December 31, 2016, the Company's provision for income taxes for discontinued operations is $0.1 million and the Company's benefit for income taxes for continuing operations is $0.5 million for a net benefit for income taxes of $0.4 million on a consolidated basis.
For the year ended December 31, 2015, the Company's provision for income taxes for discontinued operations was $57.2 million and the Company's benefit for income taxes for continuing operations was $54.0 million for a net provision for income taxes of $3.2 million on a consolidated basis.
During 2016, the Company had no change in unrecognized tax benefits related to prior years. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2016	2015
Beginning balance	$2,406	$2,504
Change in measurement of existing tax positions related to expiration of statute of limitations	—	(100)
Foreign exchange difference in Canadian operations	—	2
Ending balance	$2,406	$2,406
At December 31, 2016, there are no unrecognized tax benefits that will impact the Company’s effective tax rate if ultimately recognized. The Company has determined that it is reasonably possible during the next twelve months for up to $2.2 million of unrecognized tax benefits to be recognized due to the lapse of statutes of limitation in certain jurisdictions or settlement of audits.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2016, 2015 and 2014, the Company has recognized $0.2 million, $0.2 million and $0.3

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes (continued)

million, respectively, in interest and penalties expense. The cumulative accrual for interest and penalties carried on the balance sheets as of December 31, 2016 and 2015 is $1.2 million and $1.0 million, respectively.
The Company files income tax returns in the United States federal jurisdiction, in various states and in various foreign jurisdictions. The Company is subject to examination for 2007 forward for the United States and the majority of the state jurisdictions and for 2007 forward in Canada.
The principal components of the Company’s net deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Non-current:
Accrued vacation	144	552
Allowance for doubtful accounts	249	1,216
Estimated losses	143	—
Deferred compensation	696	1,968
Accrued insurance	863	7,778
Deferred rent	8,533	1,311
Various accrued liabilities	274	340
Term Loan amortization	—	516
Goodwill	25,739	30,915
U.S. tax net operating loss carry forwards	59,258	42,816
State tax net operating loss carry forwards	6,148	8,892
Foreign tax net operating loss carry forwards	2,817	3,073
Alternative Minimum Tax credit carryforward	846	—
Other	117	195
Gross deferred tax assets	105,827	99,572
Valuation allowance	(69,304)	(58,435)
Deferred tax assets, net of valuation allowance	36,523	41,137

Deferred tax liabilities:
Non-current:
Estimated losses	—	(277)
Term Loan amortization	(1,203)	—
Depreciation	(7,409)	(9,797)
Intangible amortization	(27,596)	(31,166)
Other	—	(17)
Deferred tax liabilities	(36,208)	(41,257)
Net deferred tax assets (liabilities)	$315	$(120)

United States	$—	$—
Foreign	315	(120)
Net deferred tax assets (liabilities)	$315	$(120)

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes (continued)

The valuation allowance for deferred income tax assets at December 31, 2016 and 2015 was $69.3 million and $58.4 million, respectively.
At December 31, 2016, the Company has remaining U.S. federal net operating loss carry forwards of $59.3 million and state net operating loss carry forwards of $6.1 million. The Company has a net operating loss carry forward for Australia of $2.8 million.
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

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders' Equity

Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Year Ended December 31, 2016 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income (loss)
Balance, December 31, 2015	$(1,965)	$(4,044)	$(6,009)
Other comprehensive income before reclassifications	553	—	553
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,222	1,222
Net current-period other comprehensive income	553	1,222	1,775
Balance, December 31, 2016	$(1,412)	$(2,822)	$(4,234)

	Year Ended December 31, 2015 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income (loss)
Balance, December 31, 2014	$6,863	$(4,075)	$2,788
Other comprehensive loss before reclassifications	(8,828)	(2,928)	(11,756)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,959	2,959
Net current-period other comprehensive income (loss)	(8,828)	31	(8,797)
Balance, December 31, 2015	$(1,965)	$(4,044)	$(6,009)

	Year Ended December 31, 2014 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income (loss)
Balance, December 31, 2013	$11,280	$(2,473)	$8,807
Other comprehensive loss before reclassifications	(4,417)	(3,108)	(7,525)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,506	1,506
Net current-period other comprehensive loss	(4,417)	(1,602)	(6,019)
Balance, December 31, 2014	$6,863	$(4,075)	$2,788
Reclassifications out of Accumulated Other Comprehensive Income (Loss)

Year Ended December 31, 2016 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$1,222	Interest expense, net
Total	$1,222

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
Stock Ownership Plans
In May 1996, the Company established the Willbros Group, Inc. 1996 Stock Plan (the “1996 Plan”) with 1,125,000 shares of common stock authorized for issuance to provide for awards to key employees of the Company. The number of shares authorized for issuance under the 1996 Plan was increased to 4,825,000 by stockholder approval.
In 2006, the Company established the 2006 Director Restricted Stock Plan (the “2006 Director Plan”) with 50,000 shares authorized for issuance to grant shares of restricted stock and restricted stock rights to non-employee directors. The number of shares authorized for issuance under the 2006 Director Plan was increased in 2008 to 250,000, in 2012 to 550,000 and in 2014 to 750,000 by stockholder approval. At December 31, 2016, the 2006 Director Plan had 34,717 shares available for grant.
On May 26, 2010, the Company established the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (the “2010 Plan”) with 2,100,000 shares of common stock authorized for issuance (increased in 2012 to 3,450,000 shares and in 2014 to 6,050,000 shares by stockholder approval) to provide for awards to key employees of the Company. All future grants of stock awards to key employees will be made through the 2010 Plan. As a result, the 1996 Plan was frozen. At December 31, 2016, the 2010 Plan had 933,650 shares available for grant.
Restricted Stock/Restricted Stock Units
Restricted stock and restricted stock units or rights, also described collectively as restricted stock units (“RSUs”), granted to employees under the 2010 Plan generally vest over a 3 to 4 year period whereas RSUs granted under the 2006 Director Plan generally vest one year after the date of grant.
The Company’s RSU activity and related information consist of:

	Year Ended December 31,
	2016
	Shares	Weighted-Average Grant-Date Fair Value
Nonvested, beginning of year	1,954,505	$5.01
Granted	489,761	2.18
Vested	(1,174,625)	5.04
Forfeited	(50,195)	4.45
Nonvested, end of year	1,219,446	$3.87

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders' Equity (continued)

Stock-based compensation related to RSUs is recorded based on the Company’s closing stock price as of the grant date. Expense from both stock options and RSUs, which is inclusive of both liability-based and equity-based stock awards, totaled $4.1 million, $8.6 million and $13.6 million, respectively, for the years ended December 31, 2016, 2015 and 2014.
The total fair value of RSUs vested during the years ended December 31, 2016, 2015 and 2014 was $5.9 million, $9.8 million and $8.9 million, respectively.
For RSUs, certain provisions allow for accelerated vesting in the event of involuntary termination not for cause or a change of control of the Company. During the years ended December 31, 2016, 2015 and 2014, $0.5 million, $2.3 million and $1.8 million, respectively, of compensation expense was recognized due to accelerated vesting of RSUs due to retirements and separation from the Company.
As of December 31, 2016, there was a total of $3.3 million of unrecognized compensation cost, net of estimated forfeitures, related to all non-vested stock-based compensation arrangements granted under the Company’s stock ownership plans. That cost is expected to be recognized over a weighted-average period of 1.87 years.
For certain of the awards granted during the year ended December 31, 2016, 2015 and 2014, the number of shares that will vest is contingent upon the Company's achievement of certain specified targets. These awards have market conditions and were valued using a Monte Carlo simulation model. The following table sets forth the assumptions used in the valuations of these awards:

	Year Ended December 31,
	2016	2015	2014
Volatility	91.1%	77.8%	64.0%
Risk-free interest rates	1.01%	0.49% - 0.96%	0.07% - 0.69%
The volatility inputs were developed based on volatility observed using historical price observations over a look-back period consistent with the contractual terms of the awards. The risk-free interest rate inputs were derived using the US Treasury security rates as of the grant dates. Awards granted during the year ended December 31, 2015 and 2014 included tranches with varying vesting periods, which resulted in the application of a range of risk-free rates.
Options
Options granted to employees generally vest over a 3 to 4 year period. Upon stock option exercise, common shares are issued from treasury stock. Options granted under the 2010 Plan expire 10 years subsequent to the grant date. The Company determines fair value of stock options as of its grant date using the Black-Scholes valuation method. No options were granted during the years ended December 31, 2016, 2015 and 2014.
The Company’s stock option activity and related information consist of:

	Year Ended December 31,
	2016
	Shares	Weighted-Average Exercise Price
Outstanding, beginning of year	55,000	$17.53
Expired	(55,000)	17.53
Outstanding, end of year	—	—
Exercisable at end of year	—	$—
As of December 31, 2016, there was no aggregate intrinsic value of stock options outstanding and exercisable. There was no intrinsic value of options exercised or material tax benefit realized during the years ended December 31, 2016, 2015 and 2014, respectively, and no options vested during the years ended December 31, 2016, 2015 and 2014.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Basic and diluted loss per common share is computed as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2016	2015	2014
Net loss from continuing operations applicable to common shares (numerator for basic and diluted calculation)	$(43,782)	$(64,549)	$(74,608)
Weighted average number of common shares outstanding for basic loss per share	61,364,592	57,759,988	49,310,044
Weighted average number of potentially dilutive common shares outstanding	—	—	—
Weighted average number of common shares outstanding for diluted loss per share	61,364,592	57,759,988	49,310,044
Loss per common share from continuing operations:
Basic	$(0.71)	$(1.12)	$(1.51)
Diluted	$(0.71)	$(1.12)	$(1.51)
The Company has excluded shares potentially issuable under the terms of use of the securities listed below from the number of potentially dilutive shares outstanding as the effect would be anti-dilutive:

	Year Ended December 31,
	2016	2015	2014
Stock options	32,787	55,000	185,118
Restricted stock and restricted stock rights	519,137	665,955	511,492
	551,924	720,955	696,610

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Segment Information

The Company has three reportable segments: Oil & Gas, Utility T&D and Canada. These segments are comprised of strategic businesses that are defined by the industries or geographic regions they serve. Each segment is managed as an operation with well-established strategic directions and performance requirements. Each segment is led by a separate segment President who reports directly to the Company's Chief Operating Decision Maker (“CODM”). For additional information regarding the Company's reportable segments, see Note 1 – Summary of Significant Accounting Policies for more information.
The CODM evaluates segment performance using operating income which is defined as contract revenue less contract costs and segment overhead, such as amortization related to intangible assets and general and administrative expenses that are directly attributable to the segment. In 2016, the Company implemented a change to its organizational structure such that corporate overhead costs, such as executive management, public company, accounting, tax and professional services, human resources and treasury, are no longer allocated to each segment. These costs are classified as “Corporate” in the tables below. Previously reported segment information has been revised to conform to this new presentation.
On November 30, 2015, the Company sold the balance of its Professional Services segment to TRC. As such, the Professional Services segment, including the Company's previously sold subsidiaries in 2015 of Downstream Professional Services, Premier and UtilX, are presented as discontinued operations in the tables below. For additional information, see Note 17 – Discontinued Operations for more information.
The following tables reflect the Company’s operations for the years ended December 31, 2016, 2015 and 2014 (in thousands) by its three reportable segments.

	Year Ended December 31, 2016
	Oil & Gas	Utility T&D	Canada	Corporate	Eliminations	Consolidated
Contract revenue	$170,448	$418,387	$143,140	$—	$(290)	$731,685
Contract costs	173,202	378,229	134,248	—	(290)	685,389
Amortization of intangibles	195	9,559	—	—	—	9,754
General and administrative	12,175	15,035	8,538	25,245	—	60,993
Other charges	1,659	(3)	1,004	3,550	—	6,210
Operating income (loss)	$(16,783)	$15,567	$(650)	$(28,795)	$—	(30,661)
Non-operating expenses						(13,651)
Benefit for income taxes						(530)
Loss from continuing operations						(43,782)
Loss from discontinued operations, net of provision for income taxes						(3,977)
Net loss						$(47,759)

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Segment Information (continued)

	Year Ended December 31, 2015
	Oil & Gas	Utility T&D	Canada	Corporate	Eliminations	Consolidated
Contract revenue	$297,110	$379,629	$232,534	$—	$(279)	$908,994
Contract costs	304,813	354,267	209,439	—	(279)	868,240
Amortization of intangibles	315	9,559	—	—	—	9,874
General and administrative	20,154	9,841	12,245	35,095	—	77,335
Gain on sale of subsidiary	—	—	—	—	—	(12,826)
Other charges	9,852	2,002	624	5,991	—	18,469
Operating income (loss)	$(38,024)	$3,960	$10,226	$(41,086)	$—	(52,098)
Non-operating expenses						(66,482)
Benefit for income taxes						(54,031)
Loss from continuing operations						(64,549)
Income from discontinued operations, net of provision for income taxes						96,032
Net income						$31,483

	Year Ended December 31, 2014
	Oil & Gas	Utility T&D	Canada	Corporate	Eliminations	Consolidated
Contract revenue	$826,088	$363,779	$404,589	$—	$(86)	$1,594,370
Contract costs	827,516	327,889	342,299	—	(86)	1,497,618
Amortization of intangibles	327	9,558	—	—	—	9,885
General and administrative	27,713	8,943	18,379	53,587	—	108,622
Other charges	1,155	481	—	5,056	—	6,692
Operating income (loss)	$(30,623)	$16,908	$43,911	$(58,643)	$—	(28,447)
Non-operating expenses						(45,932)
Provision for income taxes						229
Loss from continuing operations						(74,608)
Loss from discontinued operations, net of provision for income taxes						(5,219)
Net loss						$(79,827)
Depreciation and amortization expense by segment are presented below (in thousands):

	Year Ended December 31,
	2016	2015	2014
Oil & Gas	$3,142	$5,241	$6,999
Utility T&D	16,511	18,719	20,062
Canada	924	1,321	1,822
Corporate	1,342	1,919	2,990
Total	$21,919	$27,200	$31,873

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Segment Information (continued)

Capital expenditures by segment are presented below (in thousands):

	Year Ended December 31,
	2016	2015	2014
Oil & Gas	$323	$605	$3,321
Utility T&D	2,493	451	4,212
Canada	693	519	1,675
Corporate	293	608	2,244
Total	$3,802	$2,183	$11,452
Total assets by segment as of December 31, 2016 and 2015 are presented below (in thousands):

	Year Ended December 31,
	2016	2015
Oil & Gas	$42,887	$78,623
Utility T&D	201,339	202,836
Canada	47,704	69,816
Corporate	70,601	89,055
Total assets, continuing operations	$362,531	$440,330
Due to a limited number of major projects and clients, the Company may at any one time have a substantial part of its operations dedicated to one project, client and country.
Customers representing 10 percent or more of total contract revenue are as follows:

	Year Ended December 31,
	2016	2015	2014
Oncor	25.0%	17.9%	10.3%
Enterprise Products Partners L.P.	9.4%	12.5%	9.1%
Information about the Company’s operations in its work countries is shown below (in thousands):

	Year Ended December 31,
	2016	2015	2014
Contract revenue:
United States	$588,545	$676,460	$1,189,781
Canada	143,140	232,534	404,589
	$731,685	$908,994	$1,594,370

	Year Ended December 31,
	2016	2015
Property, plant and equipment, net:
United States	$33,625	$45,365
Canada	4,498	4,987
	$38,123	$50,352

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Contingencies, Commitments and Other Circumstances

Contingencies
Litigation and Regulatory Matters Related to the Company’s October 21, 2014 Press Release Announcing the Restatement of Condensed Consolidated Financial Statements for the Quarterly Period Ended June 30, 2014
After the Company announced it would be restating its Condensed Consolidated Financial Statements for the quarterly period ended June 30, 2014, a complaint was filed in the United States District Court for the Southern District of Texas (“USDC”) on October 28, 2014 seeking class action status on behalf of purchasers of the Company’s stock and alleging damages on their behalf arising from the matters that led to the restatement. The original defendants in the case were the Company, its former chief executive officer, Robert R. Harl, and its current chief financial officer. On January 30, 2015, the court named two employee retirement systems as Lead Plaintiffs. Lead Plaintiffs filed their consolidated complaint, captioned In re Willbros Group, Inc. Securities Litigation, on March 31, 2015, adding as a defendant John T. McNabb, II, the former chief executive officer who had succeeded Mr. Harl, and claims regarding the restatement of the Company's Condensed Consolidated Financial Statements for the quarterly period ended June 30, 2014. On June 15, 2015, Lead Plaintiffs filed a second amended consolidated complaint, seeking unspecified damages and asserting violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Act”), based on alleged misrepresentations and omissions in the SEC filings and other public disclosures in 2014, primarily regarding internal controls, the performance of the Oil & Gas segment, compliance with debt covenants and liquidity, certain financial results and the circumstances surrounding Mr. Harl's departure. On July 27, 2015, the Company filed a motion to dismiss the case. At a hearing on May 24, 2016, the court granted the motion to dismiss in part and denied it in part. On July 22, 2016, the Company filed an answer to the suit denying the remaining allegations in the case, which complain of alleged misrepresentations and omissions in violation of the Act regarding internal controls, the performance of the Oil & Gas segment and Mr. Harl's departure. The Company is vigorously defending against the remaining allegations, which the Company believes are without merit. The Company is not able at this time to determine the likelihood of loss, if any, arising from this matter.
In addition, two shareholder derivative lawsuits were filed purportedly on behalf of the Company in connection with the restatement. The first, Markovich v. Harl et al, was filed on November 6, 2014 in the District Court of Harris County, Texas. The second, Kumararatne v. McNabb et al, was filed on March 4, 2015 in the USDC, but was voluntarily dismissed by the plaintiff on April 23, 2015. The Markovich lawsuit named certain current and former officers and members of the Company's board of directors as defendants and the Company as a nominal defendant. The lawsuit alleged that the officer and board member defendants breached their fiduciary duties by permitting the Company’s internal controls to be inadequate, failing to prevent the restatements, wasting corporate assets, and that the defendants were unjustly enriched. The defendants sought dismissal of the lawsuit on the grounds that the plaintiff failed to make demand upon the Company’s board to bring the lawsuit, and, on February 23, 2016, the court sustained the defendants’ motion and dismissed the lawsuit with prejudice. On March 10, 2016, the plaintiff filed a motion for reconsideration and asked the court for leave to amend its lawsuit. The court granted the plaintiff’s motion in part, allowing an amended petition, which was filed on April 18, 2016. The Plaintiff’s Second Amended Petition added Ravi Kumararatne as a plaintiff and added claims for breach of fiduciary duty against the former officers and officer and board of director defendants related to the departure of former Company executives, financial controls, and compliance with the Company’s debt covenants. The Company sought dismissal of the amended petition on the grounds the plaintiffs failed to make a demand upon the Company’s board to bring the lawsuit. In response, plaintiffs filed a Third Amended Petition on June 24, 2016, purporting to add additional facts to support their allegations, including their allegation that they were excused from making a demand upon the board because, they claimed, such demand would be futile. Believing the claims added by plaintiffs were without merit, the Company sought to dismiss this latest pleading. After hearing argument on the motion, the court issued an order on October 24, 2016, sustaining the Company's objections to plaintiffs' latest pleading and again dismissed the lawsuit with prejudice. Plaintiffs' motion for reconsideration was denied on December 21, 2016. Plaintiffs' filed a Notice of Appeal on January 20, 2017. The appeal is assigned to the 14th Court of Appeals, Houston, Texas.
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

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Contingencies, Commitments and Other Circumstances (continued)

In addition to the matters discussed above and in Note 17 – Discontinued Operations, the Company is party to a number of other legal proceedings. Management believes that the nature and number of these proceedings are typical for a firm of similar size engaged in a similar type of business and that none of these proceedings is material to the Company’s consolidated results of operations, financial position or cash flows.
Commitments
From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds and financial guarantees. Contracts with the Company’s customers may require the Company to secure letters of credit or surety bonds to secure the Company’s performance of contracted services. In such cases, the letters of credit or bond commitments can be called upon in the event of the Company's failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or surety bonds in lieu of contract retention provisions, where the client otherwise withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention letters of credit or bond commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. The Company also issues letters of credit from time to time to secure deductible obligations under its workers compensation, automobile and general liability policies. At December 31, 2016, the Company had approximately $48.5 million of outstanding letters of credit. This amount represents the maximum amount of payments the Company could be required to make if these letters of credit are drawn upon. Additionally, the Company issues surety bonds (primarily performance in nature) that are customarily required by commercial terms on construction projects. At December 31, 2016, these bonds outstanding had a face value at $122.1 million. This amount represents the bond penalty amount of future payments the Company could be required to make if the Company fails to perform its obligations under such contracts. The performance bonds do not have a stated expiration date; rather, each is released when the Company's performance of the contract is accepted by the owner. The Company’s maximum exposure as it relates to the value of the bonds outstanding is lowered on each bonded project as the cost to complete is reduced. As of December 31, 2016, no liability has been recognized for letters of credit or surety bonds.
Operating Leases
The Company has certain operating leases for various equipment and office facilities. Rental expense for continuing operations excluding daily rentals and reimbursable rentals under cost plus contracts was $23.3 million in 2016, $33.0 million in 2015, and $30.2 million in 2014.
Minimum lease commitments under operating leases as of December 31, 2016, totaled $88.6 million and are payable as follows: 2017, $22.9 million; 2018, $18.2 million; 2019, $13.7 million; 2020, $10.1 million; 2021, $9.2 million and thereafter, $14.5 million.
Other Circumstances
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
There were no transfers between levels in 2016, 2015 or 2014.
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
The Company attempts to negotiate contracts that provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no forward contracts or options at December 31, 2016 and December 31, 2015.
The Company is subject to interest rate risk on its debt and investment of cash and cash equivalents arising in the normal course of business and had previously entered into hedging arrangements to fix or otherwise limit the interest cost of its variable interest rate borrowings.
Termination of Interest Rate Swap Agreement
In August 2013, the Company entered into an interest rate swap agreement (the “Swap Agreement”) for a notional amount of $124.1 million to hedge changes in the variable rate interest expense on $124.1 million of its existing or replacement LIBOR indexed debt. The Swap Agreement was designated and qualified as a cash flow hedging instrument with the effective portion of the Swap Agreement's change in fair value recorded in Other Comprehensive Income (“OCI”). The Swap Agreement was highly effective in offsetting changes in interest expense, and no hedge ineffectiveness was recorded in the Consolidated Statements of Operations. The Swap Agreement was terminated in the third quarter of 2015 for $5.7 million, which was recorded in OCI at fair value. In the fourth quarter of 2015, the Company made an early payment of $93.6 million against its 2014 Term Loan Facility and therefore reclassified approximately $1.2 million of the fair value of the Swap Agreement from OCI to interest expense. In the first quarter of 2016, the Company made an early payment of $3.1 million against its 2014 Term Loan Facility and therefore reclassified approximately $0.1 million of the fair value of the Swap Agreement from OCI to interest expense. The remaining fair value of the Swap Agreement included in OCI will be reclassified to interest expense over the remaining life of the underlying debt with approximately $1.1 million expected to be recognized in the coming twelve months.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Fair Value Measurements (continued)

For the Year Ended December 31,
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivative (Effective Portion)			Financial Statement Classification	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2016	2015	2014		2016	2015	2014
Interest rate contracts	$—	$(2,928)	$(3,108)	Interest expense, net	$1,222	$2,959	$1,506
Total	$—	$(2,928)	$(3,108)		$1,222	$2,959	$1,506

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Other Charges

The following table reflects the Company's other charges for the year ended December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Equipment and facility lease abandonment (1)	$3,633	$7,747
Loss on disposal of equipment (2)	1,030	6,683
Employee severance charges	1,300	1,728
Restatement costs (3)	(24)	595
Impairment of intangible assets (4)	—	534
Accelerated stock vesting	271	1,182
Total	$6,210	$18,469

(1) Includes $0.8 million and $1.8 million of costs associated with the write-off of deferred rent attributed to the abandonment of a portion of the Company's corporate facility lease headquarters during the years ended December 31, 2016 and 2015, respectively.
(2) 2016 loss is attributed to the fourth quarter disposal of $0.7 million in equipment associated with the abandonment of a portion of the Company's corporate facility lease headquarters, as well as the $0.3 million loss on sale of the Oil & Gas segment's fabrication business that was finalized during the year. 2015 loss is attributed to a $2.2 million loss on the sale of a corporate asset, impairment charges of $2.0 million in relation to the Oil & Gas segment's fabrication services which was sold in 2016, impairment charges of $1.3 million in relation to construction equipment in the Utility T&D segment and the disposal of $1.2 million in equipment associated with the abandonment of a portion of the Company's corporate facility lease headquarters.
(3) Includes accounting and legal fees associated with the investigation of the root cause behind the deterioration of certain construction projects within the Oil & Gas segment, which led to the restatements of the Company's Condensed Consolidated Financial Statements for the quarterly periods ended March 31, 2014 and June 30, 2014.
4) Attributed to intangible assets associated with fabrication, field and union construction turnaround services in the Oil & Gas segment.
Activity in the accrual related to the equipment and facility lease abandonment charges during the year ended December 31, 2016 is as follows (in thousands):

	Oil & Gas	Canada	Utility T&D	Corporate	Total
Accrued cost at December 31, 2015	$1,434	$147	$626	$4,163	$6,370
Costs recognized (1)	1,414	214	—	3,508	5,136
Cash payments	(2,044)	(100)	(275)	(2,034)	(4,453)
Non-cash charges (2)	—	—	—	259	259
Change in estimates (3)	(11)	29	(3)	(1,848)	(1,833)
Accrued cost at December 31, 2016	$793	$290	$348	$4,048	$5,479

(1) Includes approximately $0.8 million in costs associated with the write-off of deferred rent.
(2) Non-cash charges consist of accretion expense.
(3) Includes approximately $1.2 million in income that was allocated to discontinued operations.
The Company will continue to evaluate the need for additional equipment and facility lease abandonment charges, including the adequacy of its existing accrual, as conditions warrant.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Discontinued Operations

The following disposals qualify for discontinued operations treatment with ASU 2014-08, which the Company adopted on January 1, 2015.
Professional Services
On November 30, 2015, the Company sold the balance of its Professional Services segment to TRC for $130.0 million in cash, subject to working capital and other adjustments. At closing, TRC held back $7.5 million from the purchase price (the “Holdback Amount”) until the Company effects the novation of a customer contract from one of the subsidiaries sold in the transaction to the Company (or obtains written approval of a subcontract of all the work that is the subject of such contract) and obtains certain consents. If such novation, subcontract or consents are not approved by March 15, 2016, TRC would pay the Holdback Amount to the Company. In connection with this transaction, the Company recorded a net gain on sale of $97.0 million during the year ended December 31, 2015.
During the year ended December 31, 2016, the Company reached an agreement with TRC on substantially all of the outstanding items related to the sale of the Professional Services segment. As a result, the Company received $4.6 million during the year ended December 31, 2016 in relation to the sale and inclusive of the final settlement of working capital and the Holdback Amount and recorded $2.5 million in charges against the original net gain on sale in relation to working capital and other post-closing adjustments.
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
Premier
On March 31, 2015, the Company sold all of its membership units in Premier to USIC Locating Services, LLC for approximately $51.0 million in cash, of which $4.0 million was deposited into an escrow account for a period of up to eighteen months to cover post-closing adjustments and any indemnification obligations of the Company. In connection with this transaction, the Company recorded a net gain on sale of $37.1 million during the year ended December 31, 2015. The Company received $3.7 million as full and final settlement of the outstanding escrow amount during the year ended December 31, 2016.
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

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Discontinued Operations (continued)

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
Results of Discontinued Operations
Condensed Statements of Operations of the Discontinued Operations for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Year Ended December 31, 2016
	Professional Services	CTS	Hawkeye	Oman	Total
Contract revenue	$2,126	$—	$—	$—	$2,126
Contract costs	2,299	—	—	—	2,299
Amortization of intangibles	—	—	—	—	—
Loss on sale of subsidiary	2,456	—	—	—	2,456
General and administrative	2,633	—	(313)	—	2,320
Other income	(1,060)	—	—	—	(1,060)
Operating income (loss)	(4,202)	—	313	—	(3,889)
Non-operating income (expense)	—	—	—	—	—
Pre-tax income (loss)	(4,202)	—	313	—	(3,889)
Provision for income taxes	—	—	—	88	88
Income (loss) from discontinued operations	$(4,202)	$—	$313	$(88)	$(3,977)

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Discontinued Operations (continued)

	Year Ended December 31, 2015
	Professional Services	CTS	Hawkeye	Oman	Total
Contract revenue	$229,482	$—	$2,078	$—	$231,560
Contract costs	197,414	—	1,317	—	198,731
Amortization of intangibles	793	—	—	—	793
(Gain) on sale of subsidiaries	(152,208)	—	—	—	(152,208)
General and administrative	26,937	—	(370)	—	26,567
Other charges	4,405	—	—	—	4,405
Operating income	152,141	—	1,131	—	153,272
Non-operating income (expense)	(36)	—	6	—	(30)
Pre-tax income	152,105	—	1,137	—	153,242
Provision for income taxes	57,210	—	—	—	57,210
Income from discontinued operations	$94,895	$—	$1,137	$—	$96,032

	Year Ended December 31, 2014
	Professional Services	CTS	Hawkeye	Oman	Total
Contract revenue	$432,379	$24,361	$11,696	$—	$468,436
Contract costs	355,109	24,132	24,728	—	403,969
Amortization of intangibles	2,486	652	—	—	3,138
Loss on sale of subsidiary	—	8,161	—	—	8,161
General and administrative	48,840	954	1,736	—	51,530
Other charges	305	—	—	—	305
Operating income (loss)	25,639	(9,538)	(14,768)	—	1,333
Non-operating income (expense)	35	—	(243)	—	(208)
Pre-tax income (loss)	25,674	(9,538)	(15,011)	—	1,125
Provision for income taxes	6,344	—	—	—	6,344
Income (loss) from discontinued operations	$19,330	$(9,538)	$(15,011)	$—	$(5,219)

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Discontinued Operations (continued)

Condensed Balance Sheets of the Discontinued Operations are as follows (in thousands):

	December 31, 2016
	Professional Services	Hawkeye	Total
Accounts receivable, net	$313	$—	$313
Contract cost and recognized income not yet billed	192	—	192
Prepaid expenses and other current assets	—	—	—
Total assets associated with discontinued operations	505	—	505

Accounts payable and accrued liabilities	412	277	689
Contract billings in excess of costs	358	—	358
Other current liabilities	531	—	531
Other long-term liabilities	995	—	995
Total liabilities associated with discontinued operations	2,296	277	2,573

Net liabilities associated with discontinued operations	$(1,791)	$(277)	$(2,068)

	December 31, 2015
	Professional Services	Hawkeye	Total
Accounts receivable, net	$313	$9	$322
Contract cost and recognized income not yet billed	924	—	924
Prepaid expenses and other current assets	—	1	1
Total assets associated with discontinued operations	1,237	10	1,247

Accounts payable and accrued liabilities	815	452	1,267
Contract billings in excess of costs	1,457	—	1,457
Other current liabilities	1,303	—	1,303
Other long-term liabilities	1,423	—	1,423
Total liabilities associated with discontinued operations	4,998	452	5,450

Net liabilities associated with discontinued operations	$(3,761)	$(442)	$(4,203)

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. Quarterly Financial Data (Unaudited)

Selected unaudited quarterly financial data for the year ended December 31, 2016 and 2015 is presented below (in thousands):

Year 2016 Quarter Ended	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	Total 2016
Contract revenue	$199,030	$193,442	$174,821	$164,392	$731,685
Contract income	13,799	15,157	12,015	5,325	46,296
Operating loss	(9,461)	(2,741)	(6,319)	(12,140)	(30,661)
Loss from continuing operations before income taxes	(13,131)	(5,574)	(9,869)	(15,738)	(44,312)
Loss from continuing operations	(13,298)	(5,761)	(10,661)	(14,062)	(43,782)
Loss from discontinued operations, net of provision for income taxes	(1,853)	(658)	(1,325)	(141)	(3,977)
Net loss	$(15,151)	$(6,419)	$(11,986)	$(14,203)	$(47,759)
Basic loss per share attributable to Company shareholders:
Loss from continuing operations	$(0.22)	$(0.09)	$(0.17)	$(0.23)	$(0.71)
Loss from discontinued operations	(0.03)	(0.01)	(0.02)	—	(0.06)
Net loss	$(0.25)	$(0.10)	$(0.19)	$(0.23)	$(0.77)
Diluted loss per share attributable to Company shareholders:
Loss from continuing operations	$(0.22)	$(0.09)	$(0.17)	$(0.23)	$(0.71)
Loss from discontinued operations	(0.03)	(0.01)	(0.02)	—	(0.06)
Net loss	$(0.25)	$(0.10)	$(0.19)	$(0.23)	$(0.77)
Weighted average number of common shares outstanding
Basic	60,756,314	61,299,334	61,639,590	61,682,996	61,364,592
Diluted	60,756,314	61,299,334	61,639,590	61,682,996	61,364,592
Additional Notes:

•
During the quarter ended March 31, 2016, the Company made an early payment of $3.1 million against its Term Loan Facility and recorded debt extinguishment costs of $0.1 million, which consisted of the write-off of debt issuance costs.

•
During the quarter ended March 31, 2016, in relation to the sale of its Professional Services segment, the Company received $2.4 million of the Holdback Amount from TRC and recorded, as a working capital adjustment, a $1.5 million charge against the net gain on sale recorded during the quarter ended December 31, 2015.

•	During the quarter ended June 30, 2016, in relation to the sale of Premier, the Company received $2.0 million from USIC in relation to a portion of the outstanding escrow amount.

•
During the quarter ended June 30, 2016, in relation the sale of its Professional Services segment, the Company recorded, as a working capital adjustment, a $1.0 million charges against the net gain on sale recorded during the quarter ended December 31, 2015.

•
During the quarter ended September 30, 2016, in relation to the sale of its Professional Services segment, the Company received $2.2 million from TRC and inclusive of the final settlement of working capital and the Holdback Amount.

•	During the quarter ended September 30, 2016, in relation to the sale of Bemis, the Company received $0.9 million from Riggs Distler & Company in relation to a portion of the outstanding escrow amount.

•
During the quarter ended December 31, 2016, in relation to the sale of Premier, the Company received $1.7 million from USIC in relation to the full and final settlement of the outstanding escrow amount.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. Quarterly Financial Data (Unaudited) (continued)

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
Additional Notes:

•
During the quarter ended March 31, 2015, the Company sold all of its equity interests of UtilX to Novinium, Inc. for approximately $40.0 million in cash, of which $0.5 million was deposited into an escrow account for a period up to six months to cover post-closing adjustments and any indemnification obligations of the Company. In connection with this transaction, the Company recorded a net gain on sale of $21.4 million, which is included in the line item “Income from discontinued operations, net of provision for income taxes.”

•
During the quarter ended March 31, 2015, the Company sold all of its membership units in Premier to USIC Locating Services, LLC for approximately $51.0 million in cash, of which $4.0 million was deposited into an escrow account for a period of up to eighteen months to cover post-closing adjustments and any indemnification obligations of the Company. In connection with this transaction, the Company recorded a net gain on sale of $37.1 million, which is included in the line item “Income from discontinued operations, net of provision for income taxes.”

•
During the quarter ended March 31, 2015, the Company recorded debt covenant suspension charges of approximately $33.5 million which represented the fair value of 10.1 million outstanding shares of common stock issued to KKR Lending Partners II L.P. and other entities indirectly advised by KKR Credit Advisers (US), LLC multiplied by the closing stock price on the First Amendment Closing Date. The outstanding shares of common stock were issued in consideration of the suspension of the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the period from December 31, 2014 through March 31, 2016.

•
During the quarter ended March 31, 2015, the Company recorded debt extinguishment charges of approximately $2.4 million, which consisted of 2 percent prepayment premiums and the write-off of debt issuance costs.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. Quarterly Financial Data (Unaudited) (continued)

•
During the quarter ended June 30, 2015, the Company sold all of its issued and outstanding equity of Downstream Professional Services to BR Engineers, LLC for approximately $10.0 million in cash. In connection with this transaction, the Company recorded a net loss of $2.2 million, which is included in the line item “Income from discontinued operations, net of provision for income taxes.”

•	During the quarter ended June 30, 2015, the Company recorded debt extinguishment charges of approximately $0.3 million, which consisted of the write-off of debt issuance costs.

•
During the quarter ended September 30, 2015, the Company cleared the $0.5 million previously recorded in escrow in connection with the UtilX sale and recorded a post-closing adjustment to the net gain on sale recorded during the quarter ended March 31, 2015. The post-closing adjustment is included in the line item “Income from discontinued operations, net of provision for income taxes.”

•	During the quarter ended September 30, 2015, the Company recorded debt extinguishment charges of approximately $0.9 million, which consisted of the write-off of debt issuance costs.

•
During the quarter ended December 31, 2015, the Company sold Bemis to Riggs Distler & Company, Inc. for approximately $19.2 million in cash, of which $1.9 million was deposited into an escrow account for a period of up to eighteen months to cover post-closing adjustments and any indemnification obligations of the Company. In connection with this transaction, the Company recorded a net gain on sale of $12.8 million which is included in the line item “Operating loss” as the sale did not qualify as discontinued operations in accordance with ASU 2014-08, which the Company adopted on January 1, 2015.

•
During the quarter ended December 31, 2015, in connection with the UtilX sale, the Company recorded a post-closing adjustment of $0.6 million to the net gain on sale recorded during the quarter ended March 31, 2015 in relation to an arbitrator settlement of a working capital dispute. The post-closing adjustment is included in the line item “Income from discontinued operations, net of provision for income taxes.”

•
During the quarter ended December 31, 2015, the Company sold the balance of its Professional Services segment to TRC for $130.0 million in cash. In connection with this transaction, the Company recorded a net gain on sale of $97.0 million, which is included in the line item “Income from discontinued operations, net of provision for income taxes.”

•
During the quarter ended December 31, 2015, the Company recorded debt extinguishment charges of approximately $2.1 million, which consisted of a 2 percent prepayment premium and the write-off of debt issuance costs.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
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
As of December 31, 2016, we have carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective in providing the reasonable assurance described above.
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
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment of internal control over financial reporting, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.
Based on management’s assessment using the COSO criteria, we have concluded that our internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated, in their report included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended December 31, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
On March 3, 2017, the Company amended the Credit Agreement dated December 15, 2014 (as amended by the First Amendment dated as of March 31, 2015, the Second Amendment dated as of September 28, 2015, the Resignation of Administrative Agent and Appointment of Administrative Agent Agreement dated as of February 4, 2016, the Third Amendment dated as of March 1, 2016, and the Fourth Amendment dated as of July 26, 2016 (the "Fourth Amendment"), the "Term Credit Agreement"), pursuant to the Fifth Amendment thereto dated as of March 3, 2017 (the "Fifth Amendment"), by and among the Company, as borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto, KKR Credit Advisors (US) LLC, as arranger, and Cortland Capital Market Services LLC, as administrative agent.
The Fifth Amendment suspends compliance with the Maximum Total Leverage Ratio and the Minimum Interest Coverage Ratio covenants for two additional quarterly calculation periods ending March 31, 2017 and June 30, 2017. Pursuant to the Fourth Amendment, the covenant suspension period currently runs through the quarterly calculation period ending December 31, 2016. Any failure by the Company to comply with such financial covenants during the covenant suspension period will not be deemed to result in a default or event of default under the Term Credit Agreement. In addition, under the Fifth Amendment, the Maximum Total Leverage Ratio will be 5.50 to 1.00 as of September 30, 2017 and will decrease to 4.50 to 1.00 as of December 31, 2017, 3.00 to 1.00 as of June 30, 2018 and thereafter. The Minimum Interest Coverage Ratio will be 1.60 to 1.00 as of September 30, 2017 and will increase to 2.00 to 1.00 as of December 31, 2017, and 2.75 to 1.00 as of June 30, 2018 and thereafter. The Fifth Amendment also provides that, for the four-quarter period ending September 30, 2017, Consolidated EBITDA shall be equal to the sum of Consolidated EBITDA for the quarterly periods ending June 30, 2017 and September 30, 2017 multiplied by two, and, for the four-quarter periods ending December 31, 2017, Consolidated EBITDA shall be equal to the annualized sum of Consolidated EBITDA for the quarterly periods ending June 30, 2017, September 30, 2017 and December 31, 2017. The Fifth Amendment also permits us to retain the net proceeds of the sale of our tank services business for working capital purposes. In consideration for the Fifth Amendment, we paid an amendment fee of $2.3 million in the first quarter of 2017.
A copy of the Fifth Amendment is attached hereto as Exhibit 10.11 and incorporated into this Item 9B by reference.
KKR Credit Advisors (US) LLC and certain of its affiliates beneficially own 10,125,410 shares of the Company's common stock.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item with respect to the Company’s directors and corporate governance is incorporated herein by reference to the sections entitled “PROPOSAL ONE – ELECTION OF DIRECTORS” and “CORPORATE GOVERNANCE” in the Company’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (“Proxy Statement”). The information required by this item with respect to the Company’s executive officers is included in Item 4A of Part I of this Form 10-K. The information required by this item with respect to the Section 16 ownership reports is incorporated herein by reference to the section entitled “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Proxy Statement.
Code of Conduct
The Board of Directors has adopted both a code of business conduct and ethics for our directors, officers and employees and an additional separate code of ethics for our Chief Executive Officer and senior financial officers. This information is available on our website at http://www.willbros.com under the “Corporate Governance” caption on the “Investor Relations” page. We intend to satisfy the disclosure requirements, including those of Item 406 of Regulation S-K, regarding certain amendments to, or waivers from, provisions of our code of business conduct and ethics and code of ethics for the Chief Executive Officer and senior financial officers by posting such information on our website. Additionally, our corporate governance guidelines and the charters of the Audit, Compensation, Executive, Finance and Nominating/Corporate Governance Committees of the Board of Directors are also available on our website. A copy of the codes, governance guidelines and charters will be provided to any of our stockholders upon request to: Secretary, Willbros Group, Inc., 4400 Post Oak Parkway, Suite 1000, Houston, Texas 77027.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the sections entitled “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION” in the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the sections entitled “EQUITY COMPENSATION PLAN INFORMATION” and “PRINCIPAL STOCKHOLDERS AND SECURITY OWNERSHIP OF MANAGEMENT” in the Proxy Statement.
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
(2) Financial Statement Schedule:

2016
Form 10-K
Page(s)
Schedule II – Consolidated Valuation and Qualifying Accounts	104
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

10.2	First Amendment to ABL Credit Agreement dated as of August 30, 2013 (filed as Exhibit 10.3 to our report on Form 10-Q for the quarter ended September 30, 2013, filed November 6, 2013).
10.3	Waiver and Second Amendment to ABL Credit Agreement dated as of April 1, 2014 (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended March 31, 2014, filed May 6, 2014).
10.4	Third Amendment to ABL Credit Agreement dated as of December 15, 2014 (filed as Exhibit 10.1 to our current report on Form 8-K dated December 15, 2014, filed December 19, 2014).
10.5	Fourth Amendment to ABL Credit Agreement dated as of September 28, 2015 (filed as Exhibit 10.2 to our current report on Form 8-K dated September 28, 2015, filed October 2, 2015).
10.6
Credit Agreement dated as of December 15, 2014, by and among Willbros Group, Inc., as borrower, certain subsidiaries, as guarantors, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and KKR Credit Advisors (US) LLC, as Sole Lead Arranger and Sole Bookrunner (filed as Exhibit 10.2 to our current report on Form 8-K dated December 15, 2014, filed December 19, 2014).

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

10.9
Third Amendment to Credit Agreement dated as of March 1, 2016, by and among Willbros Group, Inc., as borrower, certain subsidiary guarantors party thereto, the Lenders party thereto, KKR Credit Advisors (US) LLC, as arranger and Cortland Capital Market Services LLC, as administrative agent (filed as Exhibit 10.9 to our report on Form 10-K for the year ended December 31, 2015, filed March 10, 2016 (the “2015 Form 10-K”)).

10.10
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

10.11
Fifth Amendment to Credit Agreement dated as of March 3, 2017, by and among Willbros Group, Inc., as borrower, certain subsidiary guarantors party thereto, the Lenders party thereto, KKR Credit Advisors (US) LLC, as arranger, and Cortland Capital Market Services LLC, as administrative agent.

10.12*	Form of Indemnification Agreement between our directors and officers and us (filed as Exhibit 10 to our report on Form 10-Q for the quarter ended June 30, 2009, filed August 6, 2009).
10.13*	Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan (filed as Exhibit 10.19 to our report on Form 10-K for the year ended December 31, 2007, filed February 29, 2008).
10.14*
Amendment Number 1 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated March 27, 2008 (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2008).

10.15*
Amendment Number 2 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated January 8, 2010 (filed as Exhibit 10.28 to our report on Form 10-K for the year ended December 31, 2009, filed March 11, 2010).

10.16*
Amendment Number 3 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated August 25, 2010 (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended September 30, 2010, filed November 9, 2010).

10.17*
Amendment Number 4 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated March 22, 2012 (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated April 20, 2012).

10.18*
Amendment Number 5 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated May 14, 2012 (filed as Exhibit 99 to our current report on Form 8-K dated May 14, 2012, filed May 14, 2012).

10.19*
Amendment Number 6 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated August 23, 2012 (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012).

10.20*
Amendment Number 7 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated March 20, 2014 (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated April 15, 2014).

10.21*	Amendment Number 8 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated November 5, 2015 (filed as Exhibit 10.37 to the 2015 Form 10-K).

10.22*
Assumption and General Amendment of Employee Stock Plan and Directors’ Stock Plans and General Amendment of Employee Benefit Programs of Willbros Group, Inc. dated March 3, 2009, between Willbros Group, Inc., a Republic of Panama corporation, and Willbros Group, Inc., a Delaware corporation (filed as Exhibit 10.2 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

10.23*	Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2010).
10.24*
Amendment Number 1 to Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan dated March 22, 2012 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 20, 2012).

10.25*
Amendment Number 2 to Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan dated April 4, 2014 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 15, 2014).

10.26*
Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.3 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.27*
Form of Restricted Stock Units Award Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.4 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.28*
Form of Phantom Stock Units Award Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.5 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.29*
Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.6 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.30*
Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.7 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.31*
Form of Performance-Based Restricted Stock Units Award Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.3 to our report on Form 10-Q for the quarter ended June 30, 2011, filed August 2, 2011).

10.32*	Willbros Group, Inc. 2010 Management Severance Plan for Executives (filed as Exhibit 10.4 to our report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011 (the “2010 Form 10-K”)).
10.33*	Willbros Group, Inc. Management Severance Plan for Executives - Canada (filed as Exhibit 10.49 to our report on Form 10-K for the year ended December 31, 2014, filed March 31, 2015).
10.34*	First Amendment to Willbros Group, Inc. Management Severance Plan for Executives - Canada dated November 5, 2015 (filed as Exhibit 10.50 to the 2015 Form 10-K).
10.35*	Waiver letter dated November 5, 2015, between Willbros Group, Inc. and Michael J. Fournier (filed as Exhibit 10.51 to the 2015 Form 10-K).
10.36*	Willbros Group, Inc. 2010 Management Severance Plan for Senior Management (filed as Exhibit 10.61 to the 2015 Form 10-K).
10.37*	Willbros Group, Inc. Management Severance Plan for Senior Management - Canada (filed as Exhibit 10.52 to the 2015 Form 10-K).
10.38*	Willbros Group, Inc. 2010 Nonqualified Deferred Compensation Plan (filed as Exhibit 10.41 to the 2010 Form 10-K).
10.39*
Employment Agreement dated November 17, 2011, between Willbros United States Holdings, Inc. and Van A. Welch (filed as Exhibit 10 to our current report on Form 8-K dated November 17, 2011, filed November 23, 2011).

10.40*	Amended and Restated Management Incentive Compensation Program (Effective May 23, 2011) (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2011, filed August 2, 2011).
10.41*	Consulting Agreement dated December 1, 2015 between Willbros Group, Inc. and John T. McNabb, II (filed as Exhibit 10.57 to the 2015 Form 10-K).
10.42
Subscription Agreement dated as of March 31, 2015, by and among the Company and the Subscribers listed on Schedule A thereto (filed as Exhibit 10.2 to our current report on Form 8-K dated March 31, 2015, filed April 3, 2015).

10.43
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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLBROS GROUP, INC.

Date: March 7, 2017	By:	/s/ Michael J. Fournier
Michael J. Fournier
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael J. Fournier	Director, President and	March 7, 2017
Michael J. Fournier	Chief Executive Officer
(Principal Executive Officer)

/s/ Van A. Welch	Executive Vice President,	March 7, 2017
Van A. Welch	Chief Financial Officer and
Chief Accounting Officer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ S. Miller Williams	Director and	March 7, 2017
S. Miller Williams	Chairman of the Board

/s/ W. Gary Gates	Director	March 7, 2017
W. Gary Gates

/s/ Michael C. Lebens	Director	March 7, 2017
Michael C. Lebens

/s/ Daniel E. Lonergan	Director	March 7, 2017
Daniel E. Lonergan

/s/ Robert L. Sluder	Director	March 7, 2017
Robert L. Sluder

/s/ Phil D. Wedemeyer	Director	March 7, 2017
Phil D. Wedemeyer

WILLBROS GROUP, INC.
SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Year Ended	Description	Balance at Beginning of Year	Charged (Credited) to Costs and Expense	Charge Offs and Other	Balance at End of Year
December 31, 2014	Allowance for Bad Debts	$967	$3,096	$(1,340)	$2,723
December 31, 2014	Deferred Tax Valuation Allowance	62,828	17,966	—	80,794
December 31, 2015	Allowance for Bad Debts	$2,723	$2,945	$(1,186)	$4,482
December 31, 2015	Deferred Tax Valuation Allowance	80,794	(22,359)	—	58,435
December 31, 2016	Allowance for Bad Debts	$4,482	$284	$(2,803)	$1,963
December 31, 2016	Deferred Tax Valuation Allowance	58,435	10,869	—	69,304

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

10.2	First Amendment to ABL Credit Agreement dated as of August 30, 2013 (filed as Exhibit 10.3 to our report on Form 10-Q for the quarter ended September 30, 2013, filed November 6, 2013).
10.3	Waiver and Second Amendment to ABL Credit Agreement dated as of April 1, 2014 (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended March 31, 2014, filed May 6, 2014).
10.4	Third Amendment to ABL Credit Agreement dated as of December 15, 2014 (filed as Exhibit 10.1 to our current report on Form 8-K dated December 15, 2014, filed December 19, 2014).
10.5	Fourth Amendment to ABL Credit Agreement dated as of September 28, 2015 (filed as Exhibit 10.2 to our current report on Form 8-K dated September 28, 2015, filed October 2, 2015).
10.6
Credit Agreement dated as of December 15, 2014, by and among Willbros Group, Inc., as borrower, certain subsidiaries, as guarantors, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and KKR Credit Advisors (US) LLC, as Sole Lead Arranger and Sole Bookrunner (filed as Exhibit 10.2 to our current report on Form 8-K dated December 15, 2014, filed December 19, 2014).

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

10.9
Third Amendment to Credit Agreement dated as of March 1, 2016, by and among Willbros Group, Inc., as borrower, certain subsidiary guarantors party thereto, the Lenders party thereto, KKR Credit Advisors (US) LLC, as arranger and Cortland Capital Market Services LLC, as administrative agent (filed as Exhibit 10.9 to our report on Form 10-K for the year ended December 31, 2015, filed March 10, 2016 (the “2015 Form 10-K”)).

10.10
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

10.11
Fifth Amendment to Credit Agreement dated as of March 3, 2017, by and among Willbros Group, Inc., as borrower, certain subsidiary guarantors party thereto, the Lenders party thereto, KKR Credit Advisors (US) LLC, as arranger, and Cortland Capital Market Services LLC, as administrative agent.

10.12*	Form of Indemnification Agreement between our directors and officers and us (filed as Exhibit 10 to our report on Form 10-Q for the quarter ended June 30, 2009, filed August 6, 2009).
10.13*	Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan (filed as Exhibit 10.19 to our report on Form 10-K for the year ended December 31, 2007, filed February 29, 2008).
10.14*
Amendment Number 1 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated March 27, 2008 (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2008).

10.15*
Amendment Number 2 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated January 8, 2010 (filed as Exhibit 10.28 to our report on Form 10-K for the year ended December 31, 2009, filed March 11, 2010).

10.16*
Amendment Number 3 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated August 25, 2010 (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended September 30, 2010, filed November 9, 2010).

10.17*
Amendment Number 4 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated March 22, 2012 (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated April 20, 2012).

10.18*
Amendment Number 5 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated May 14, 2012 (filed as Exhibit 99 to our current report on Form 8-K dated May 14, 2012, filed May 14, 2012).

10.19*
Amendment Number 6 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated August 23, 2012 (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012).

10.20*
Amendment Number 7 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated March 20, 2014 (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated April 15, 2014).

10.21*	Amendment Number 8 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated November 5, 2015 (filed as Exhibit 10.37 to the 2015 Form 10-K).
10.22*
Assumption and General Amendment of Employee Stock Plan and Directors’ Stock Plans and General Amendment of Employee Benefit Programs of Willbros Group, Inc. dated March 3, 2009, between Willbros Group, Inc., a Republic of Panama corporation, and Willbros Group, Inc., a Delaware corporation (filed as Exhibit 10.2 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

10.23*	Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2010).
10.24*
Amendment Number 1 to Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan dated March 22, 2012 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 20, 2012).

10.25*
Amendment Number 2 to Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan dated April 4, 2014 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 15, 2014).

10.26*
Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.3 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.27*
Form of Restricted Stock Units Award Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.4 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.28*
Form of Phantom Stock Units Award Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.5 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.29*
Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.6 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.30*
Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.7 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.31*
Form of Performance-Based Restricted Stock Units Award Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.3 to our report on Form 10-Q for the quarter ended June 30, 2011, filed August 2, 2011).

10.32*	Willbros Group, Inc. 2010 Management Severance Plan for Executives (filed as Exhibit 10.4 to our report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011 (the “2010 Form 10-K”)).

10.33*	Willbros Group, Inc. Management Severance Plan for Executives - Canada (filed as Exhibit 10.49 to our report on Form 10-K for the year ended December 31, 2014, filed March 31, 2015).
10.34*	First Amendment to Willbros Group, Inc. Management Severance Plan for Executives - Canada dated November 5, 2015 (filed as Exhibit 10.50 to the 2015 Form 10-K).
10.35*	Waiver letter dated November 5, 2015, between Willbros Group, Inc. and Michael J. Fournier (filed as Exhibit 10.51 to the 2015 Form 10-K).
10.36*	Willbros Group, Inc. 2010 Management Severance Plan for Senior Management (filed as Exhibit 10.61 to the 2015 Form 10-K).
10.37*	Willbros Group, Inc. Management Severance Plan for Senior Management - Canada (filed as Exhibit 10.52 to the 2015 Form 10-K).
10.38*	Willbros Group, Inc. 2010 Nonqualified Deferred Compensation Plan (filed as Exhibit 10.41 to the 2010 Form 10-K).
10.39*
Employment Agreement dated November 17, 2011, between Willbros United States Holdings, Inc. and Van A. Welch (filed as Exhibit 10 to our current report on Form 8-K dated November 17, 2011, filed November 23, 2011).

10.40*	Amended and Restated Management Incentive Compensation Program (Effective May 23, 2011) (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2011, filed August 2, 2011).
10.41*	Consulting Agreement dated December 1, 2015 between Willbros Group, Inc. and John T. McNabb, II (filed as Exhibit 10.57 to the 2015 Form 10-K).
10.42
Subscription Agreement dated as of March 31, 2015, by and among the Company and the Subscribers listed on Schedule A thereto (filed as Exhibit 10.2 to our current report on Form 8-K dated March 31, 2015, filed April 3, 2015).

10.43
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