Form 10-Q
period 2017-03-31
Willbros Group, Inc.\NEW\
filed 2017-05-02
CIK 1449732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.05 par value, outstanding as of April 28, 2017 was 62,782,311.

WILLBROS GROUP, INC.
FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2017

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$36,693	$41,420
Accounts receivable, net	111,189	112,037
Contract cost and recognized income not yet billed	17,116	11,938
Prepaid expenses and other current assets	18,637	18,416
Parts and supplies inventories	1,005	800
Assets held for sale	17,933	9,050
Current assets associated with discontinued operations	322	505
Total current assets	202,895	194,166
Property, plant and equipment, net	35,520	38,123
Intangible assets, net	74,431	76,848
Restricted cash	40,191	40,206
Deferred income taxes	348	315
Other long-term assets	12,900	13,378
Total assets	$366,285	$363,036
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$93,788	$83,488
Contract billings in excess of cost and recognized income	7,662	4,938
Accrued income taxes	391	311
Other current liabilities	6,004	6,253
Liabilities held for sale	18,023	8,275
Current liabilities associated with discontinued operations	1,271	1,578
Total current liabilities	127,139	104,843
Long-term debt	87,466	89,189
Other long-term liabilities	32,156	32,872
Long-term liabilities associated with discontinued operations	910	995
Total liabilities	247,671	227,899
Contingencies and commitments (Note 13)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 105,000,000 shares authorized and 64,831,457 shares issued at March 31, 2017 (64,679,896 at December 31, 2016)	3,233	3,226
Additional paid-in capital	750,202	749,303
Accumulated deficit	(615,788)	(598,021)
Treasury stock at cost, 2,074,060 shares at March 31, 2017 (2,025,208 at December 31, 2016)	(15,285)	(15,137)
Accumulated other comprehensive loss	(3,748)	(4,234)
Total stockholders’ equity	118,614	135,137
Total liabilities and stockholders’ equity	$366,285	$363,036
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Contract revenue	$163,900	$199,030
Operating expenses:
Contract costs	162,219	185,231
Amortization of intangibles	2,417	2,438
General and administrative	13,355	17,134
Other charges	762	3,688
	178,753	208,491
Operating loss	(14,853)	(9,461)
Non-operating income (expense):
Interest expense	(3,488)	(3,567)
Interest income	8	20
Debt covenant suspension and extinguishment charges	—	(63)
Other, net	(3)	(60)
	(3,483)	(3,670)
Loss from continuing operations before income taxes	(18,336)	(13,131)
Provision (benefit) for income taxes	(600)	167
Loss from continuing operations	(17,736)	(13,298)
Loss from discontinued operations net of provision for income taxes	(31)	(1,853)
Net loss	$(17,767)	$(15,151)
Basic loss per share attributable to Company shareholders:
Loss from continuing operations	$(0.29)	$(0.22)
Loss from discontinued operations	—	(0.03)
Net loss	$(0.29)	$(0.25)
Diluted loss per share attributable to Company shareholders:
Loss from continuing operations	$(0.29)	$(0.22)
Loss from discontinued operations	—	(0.03)
Net loss	$(0.29)	$(0.25)
Weighted average number of common shares outstanding:
Basic	61,829,768	60,756,314
Diluted	61,829,768	60,756,314
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(17,767)	$(15,151)
Other comprehensive income, net of tax
Foreign currency translation adjustments	219	1,778
Changes in derivative financial instruments	267	405
Total other comprehensive income net of tax	486	2,183
Total comprehensive loss	$(17,281)	$(12,968)
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(17,767)	$(15,151)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	31	1,853
Depreciation and amortization	5,037	5,688
Debt covenant suspension and extinguishment charges	—	63
Stock-based compensation	906	1,293
Amortization of debt issuance costs	410	152
Non-cash interest expense	517	644
Provision (benefit) for deferred income taxes	(31)	175
Gain on disposal of property and equipment	(696)	(751)
Provision for (recovery of) bad debt	44	(22)
Changes in operating assets and liabilities:
Accounts receivable, net	92	10,400
Contract cost and recognized income not yet billed	(5,162)	(5,498)
Prepaid expenses and other current assets	(206)	(2,935)
Accounts payable and accrued liabilities	9,972	3,868
Accrued income taxes	80	(134)
Contract billings in excess of cost and recognized income	2,724	1,140
Assets held for sale	(8,670)	—
Liabilities held for sale	9,748	—
Other assets and liabilities, net	(714)	1,866
Cash provided by (used in) operating activities from continuing operations	(3,685)	2,651
Cash used in operating activities from discontinued operations	(240)	(3,782)
Cash used in operating activities	(3,925)	(1,131)
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	1,094	1,132
Proceeds from sale of subsidiaries	950	5,775
Purchases of property, plant and equipment	(493)	(492)
Changes in restricted cash	15	(7,297)
Cash provided by (used in) investing activities from continuing operations	1,566	(882)
Cash provided by (used in) investing activities from discontinued operations	—	—
Cash provided by (used in) investing activities	1,566	(882)
Cash flows from financing activities:
Payments on capital leases	—	(243)
Payments on term loan facility	—	(3,128)
Cost of debt issuance	(2,306)	(2,306)
Payments to reacquire common stock	(148)	(43)
Cash used in financing activities from continuing operations	(2,454)	(5,720)
Cash provided by (used in) financing activities from discontinued operations	—	—
Cash used in financing activities	(2,454)	(5,720)
Effect of exchange rate changes on cash and cash equivalents	86	587
Net decrease in cash and cash equivalents	(4,727)	(7,146)
Cash and cash equivalents at beginning of period	41,420	58,832
Cash and cash equivalents at end of period	$36,693	$51,686
Supplemental disclosures of cash flow information:
Cash paid for interest (including discontinued operations)	$2,629	$1,802
Cash paid for income taxes (including discontinued operations)	$10	$156
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
The Company's Oil & Gas segment provides construction, maintenance and lifecycle extension services to the midstream markets. These services include pipeline construction to support the transportation and storage of hydrocarbons, including gathering, lateral and main-line pipeline systems, as well as, facilities construction such as pump stations, flow stations, gas compressor stations and metering stations. In addition, the Oil & Gas segment provides integrity construction, pipeline systems maintenance and tank services to a number of different customers. The Oil & Gas segment's tank services business is classified as held for sale at March 31, 2017. See Note 5 - Assets Held for Sale for more information.
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
2. Basis of Presentation
Condensed Consolidated Financial Information
The accompanying Condensed Consolidated Balance Sheet as of December 31, 2016, which has been derived from audited Consolidated Financial Statements, and the unaudited Condensed Consolidated Financial Statements as of March 31, 2017 and 2016, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. However, the Company believes the presentations and disclosures herein are adequate to make the information not misleading. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s December 31, 2016 audited Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
In the opinion of management, the unaudited Condensed Consolidated Financial Statements reflect all recurring adjustments necessary to fairly state the financial position as of March 31, 2017, and the results of operations and cash flows of the Company for all interim periods presented. The results of operations and cash flows for the three months ended March 31, 2017 are not necessarily indicative of the operating results and cash flows to be achieved for the full year.
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
The Company's operating loss for the three months ended March 31, 2017 was impacted by less than 5 percent as a result of changes in contract estimates related to projects that were in progress at December 31, 2016. The Company's operating loss for the three months ended March 31, 2016 was positively impacted by approximately $2.8 million as a result of changes in contract estimates related to projects that were in progress at December 31, 2015. These changes in contract estimates are primarily attributed to, among other things, changes in estimated costs for certain individually immaterial projects as they

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Basis of Presentation (continued)

progress to completion; the realization of change orders related to work previously performed; and other changes in events, facts and circumstances during the period in which the estimate was revised.
3. New Accounting Standards
Recently Adopted Accounting Standards
In August 2014, the FASB issued ASU 2014-15, which requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required. The amendments in ASU 2014-15 were effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. The Company adopted ASU 2014-15 in the fourth quarter of 2016. See Note 8 - Long-term Debt for more information.
In March 2016, the FASB issued ASU 2016-09, which changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods with early adoption permitted. The Company adopted ASU 2016-09 in the first quarter with an effective date of January 1, 2017. The recognition of previously unrecognized windfall tax benefits increased the Company's deferred tax assets by $1.8 million offset by a related valuation allowance which resulted in a $0 cumulative-effect adjustment, net of tax, on the Company's Condensed Consolidated Balance Sheet as of the beginning of 2017. The amendments within ASU 2016-09 related to the recognition of excess tax benefits and tax shortfalls in the Condensed Consolidated Statement of Operations and presentation within the operating section of the Condensed Consolidated Statement of Cash Flows were adopted prospectively with no adjustments to prior periods. The Company has elected to account for forfeitures as they occur. The remaining provisions of ASU 2016-09 did not have a material effect on the Company's Condensed Consolidated Financial Statements.
Accounting Standards Not Yet Adopted
In February 2017, the FASB issued ASU 2017-05, which clarifies the scope of the original guidance within Subtopic 610-20 that was issued in connection with ASU 2014-09, regarding the derecognition or partial sale of nonfinancial assets to exclude all businesses and nonprofit activities. The standard also provides a definition for in-substance nonfinancial assets and additional guidance on partial sales of nonfinancial assets. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company is currently evaluating the impact of the standard on its Condensed Consolidated Financial Statements.
In January 2017, the FASB issued ASU 2017-04, which simplifies goodwill impairment testing by eliminating Step 2 from the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The standard is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods. The Company currently does not have any recorded goodwill on its Condensed Consolidated Balance Sheets.
In November 2016, the FASB issued ASU 2016-18, which requires a reporting entity to include restricted cash and restricted cash equivalents in its cash and cash-equivalent balances presented in the entity's statement of cash flows. A reconciliation between the statement of financial position and the statement of cash flows must be disclosed when the balance sheet includes more than one line item for cash, cash equivalents, restricted cash and restricted cash equivalents. Transfers between non-restricted and restricted cash should not be presented as cash flow activities in the statement of cash flows. Furthermore, an entity with a material restricted cash balance must disclose information regarding the nature of the restrictions. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company is currently evaluating the impact of the standard on its Condensed Consolidated Financial Statements. At March 31, 2017 and December 31, 2016, approximately $40.2 million is recorded as “Restricted cash” on the Company's Condensed Consolidated Balance Sheets. These amounts are primarily composed of eligible pledged cash in the Company's March 31, 2017 and December 31, 2016 borrowing base calculation.
In October 2016, the FASB issued ASU 2016-16, which requires a reporting entity to recognize the tax expense from the sale of an asset in the seller's tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. New Accounting Standards (continued)

eliminated in consolidation. The new guidance does not apply to intra-entity transfers of inventory, and the income tax consequences from the sale of inventory from one member of a consolidated entity to another will continue to be deferred until the inventory is sold to a third party. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company is currently evaluating the impact of the standard on its Condensed Consolidated Financial Statements.
In August 2016, the FASB issued ASU 2016-15, which provides specific guidance for cash flow classifications of cash payments and receipts to reduce the diversity of treatment of such items. The standard is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods with early adoption permitted. The Company is currently evaluating the impact of the standard on its Condensed Consolidated Financial Statements.
In February 2016, the FASB issued ASU 2016-02, which requires companies that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those assets. The standard is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted for financial statements of fiscal years or interim periods that have not been previously issued. The Company is currently evaluating the impact of the standard on its Condensed Consolidated Financial Statements. Based on initial evaluation, the Company expects to include operating leases with durations greater than twelve months on its Condensed Consolidated Balance Sheets. The Company will provide additional information about the expected financial impact as it progresses through the evaluation and implementation of the standard.
In May 2014, the FASB and the IASB issued ASU 2014-09 surrounding the recognition of revenue from contracts with customers. Under the new standard, a company will recognize revenue when it satisfies a performance obligation by transferring a promised good or service to a customer. Revenue will be recognized at an amount that reflects the consideration it expects to receive in exchange for those goods and services. The standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB deferred the effective date of the standard to December 15, 2017 with early adoption permitted. The standard can be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update at the date of initial application. Furthermore, in March, April, and May of 2016, the FASB issued ASUs 2016-08, 2016-10, and 2016-12, respectively, which provide practical expedients and clarification in regards to ASU 2014-09. ASU 2016-08 amends and clarifies the principal versus agent considerations under the new revenue recognition standard, which requires determination of whether the nature of a promise is to provide the specified good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by another party (that is, the entity is an agent); this determination affects the timing and amount of revenue recognition. ASU 2016-10 clarifies issues related to identifying performance obligations. ASU 2016-12 provides practical expedients and clarification pertaining to the exclusion of sales tax from the measurement of a transaction price, the measurement of non-cash consideration, allocation of a transaction price on the basis of all satisfied and unsatisfied performance obligations in a modified contract at transition, and the definition of a completed contract. The effective date of ASUs 2016-08, 2016-10, and 2016-12 is December 15, 2017 with early adoption permitted. The Company is evaluating the impact of these standards on its Condensed Consolidated Financial Statements. As part of its evaluation, the Company is holding regular meetings with key stakeholders from across the organization to discuss the impact of the standards on its existing contracts. The Company is utilizing a bottoms-up approach to analyze the impact of the standards on its portfolio of contracts by reviewing its current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standards to its existing revenue contracts. The Company expects to complete its evaluation and adopt these standards effective January 1, 2018.
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Contracts in Progress (continued)

Contract cost and recognized income not yet billed and related amounts billed as of March 31, 2017 and December 31, 2016 was as follows (in thousands):

	March 31, 2017	December 31, 2016
Cost incurred on contracts in progress	$189,696	$234,544
Recognized income	10,677	28,702
	200,373	263,246
Progress billings and advance payments	(190,919)	(256,246)
	$9,454	$7,000
Contract cost and recognized income not yet billed	$17,116	$11,938
Contract billings in excess of cost and recognized income	(7,662)	(4,938)
	$9,454	$7,000
Contract cost and recognized income not yet billed includes $1.2 million and $0.5 million at March 31, 2017 and December 31, 2016, respectively, on completed contracts.
The balances billed but not paid by customers pursuant to retainage provisions in certain contracts are generally due upon completion of the contracts and acceptance by the customer. Based on the Company’s experience with similar contracts in recent years, the majority of the retainage balances at each balance sheet date are expected to be collected within the next 12 months. Current retainage balances at March 31, 2017 and December 31, 2016, were approximately $14.1 million and $12.2 million, respectively, and are included in “Accounts receivable, net” in the Condensed Consolidated Balance Sheets. There were no retainage balances with settlement dates beyond the next 12 months at March 31, 2017 and December 31, 2016.
5. Assets Held for Sale
Components of assets held for sale as of March 31, 2017 and December 31, 2016 were as follows (in thousands):

	March 31, 2017	December 31, 2016
Accounts receivable, net	$15,568	$7,806
Contract cost and recognized income not yet billed	1,064	136
Prepaid expenses and other assets	49	61
Parts and supplies inventories	460	468
Property, plant and equipment, net	531	318
Intangible assets, net	260	260
Other long-term assets	1	1
Total assets held for sale	$17,933	$9,050

Accounts payable and accrued liabilities	$7,168	$3,789
Contract billings in excess of cost and recognized income	10,849	4,480
Other current liabilities	3	3
Other long-term liabilities	3	3
Total liabilities held for sale	$18,023	$8,275
The above balances are primarily comprised of the Company's tank services business, which is included in the Company's Oil & Gas segment. The tank services business is currently being actively marketed to outside parties, is expected to sell within the year and is measured at the lower of its carrying value or fair value less costs to sell.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Intangible Assets
The Company's intangible assets with finite lives include customer relationships and trade names and are predominantly within the Utility T&D segment. The changes in the carrying amounts of intangible assets for the three months ended March 31, 2017 are detailed below (in thousands):

	Customer Relationships	Trademark / Tradename	Total
Balance as of December 31, 2016	$73,100	$3,748	$76,848
Amortization	(2,149)	(268)	(2,417)
Balance as of March 31, 2017	$70,951	$3,480	$74,431
Weighted average remaining amortization period	8.3 years	3.3 years
Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 15 years.
Estimated amortization expense for the remainder of 2017 and each of the subsequent five years and thereafter is as follows (in thousands):

Fiscal year:
Remainder of 2017	$7,251
2018	9,667
2019	9,667
2020	9,135
2021	8,597
2022	8,597
Thereafter	21,517
Total amortization	$74,431
7. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities as of March 31, 2017 and December 31, 2016 were as follows (in thousands):

	March 31, 2017	December 31, 2016
Trade accounts payable	$38,246	$34,770
Payroll and payroll liabilities	13,535	10,377
Accrued contract costs	20,814	15,840
Self-insurance accrual	11,431	11,210
Other accrued liabilities	9,762	11,291
Total accounts payable and accrued liabilities	$93,788	$83,488

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Long-term Debt
Long-term debt as of March 31, 2017 and December 31, 2016 was as follows (in thousands):

	March 31, 2017	December 31, 2016
Principal amount, 2014 Term Loan Facility	$92,224	$92,224
Repayment fee, 2014 Term Loan Facility	4,611	4,611
Unamortized discount, 2014 Term Loan Facility	(3,342)	(3,592)
Unamortized debt issuance costs, 2014 Term Loan Facility	(6,027)	(4,054)
Revolver borrowings	—	—
Total debt, net of unamortized discount and debt issuance costs	87,466	89,189
Less: current portion	—	—
Long-term debt, net	$87,466	$89,189
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
The term loans bear interest at the “Adjusted Base Rate” plus an applicable margin of 8.75 percent, or the “Eurodollar Rate” plus an applicable margin of 9.75 percent. The interest rate in effect at March 31, 2017 and December 31, 2016 was 11 percent, comprised of an applicable margin of 9.75 percent for Eurodollar Rate loans plus a LIBOR floor of 1.25 percent.
Unamortized debt issuance costs, primarily related to amendment fees associated with the 2014 Term Loan Facility, were $6.0 million and $4.1 million at March 31, 2017 and December 31, 2016, respectively. These costs are being amortized through the maturity date of the 2014 Term Loan Facility using the effective interest method.
The Company made no early payments during the three months ended March 31, 2017 and $3.1 million of early payments during the three months ended March 31, 2016 against its 2014 Term Loan Facility. As a result of these early payments, the Company recorded debt extinguishment charges of $0.0 million and $0.1 million during the three months ended March 31, 2017 and 2016, respectively, which consisted of the write-off of debt issuance costs.
The Company is also required to pay a repayment fee on the maturity date of the 2014 Term Loan Facility equal to 5.0 percent of the aggregate principal amount outstanding on the maturity date. The repayment fee was contingent upon the sale of the Company's Professional Services segment, which was completed on November 30, 2015. As a result, the Company is amortizing the repayment fee as a discount, from that date through the maturity date of the 2014 Term Loan Facility, using the effective interest method. The unamortized amount of the repayment fee is $3.3 million and $3.6 million at March 31, 2017 and December 31, 2016, respectively.
Since December 31, 2014, the Company has significantly reduced the balance under the 2014 Term Loan Facility. Under the provisions of the 2014 Term Credit Agreement, with respect to prepayments made from inception of the Term Loan through March 31, 2017, the Company has not been required to pay prepayment premiums in respect of the “makewhole amount.” However, future prepayments or refinancing of the balance of the 2014 Term Loan Facility will, in most cases, require the Company to pay a prepayment premium equal to the makewhole amount. The makewhole amount is calculated as the present value of all interest payments that would have been made on the amount prepaid from the date of the prepayment to December 15, 2019 (or June 15, 2019 if the prepayment is made on or after June 15, 2018) at a rate per annum equal to the sum of 9.75 percent plus the greater of 1.25 percent and the Eurodollar rate in effect on the date of the repayment.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Long-term Debt (continued)

2013 ABL Credit Facility
On August 7, 2013, the Company entered into a five-year asset based senior revolving credit facility maturing on August 7, 2018 with Bank of America, N.A. serving as sole administrative agent for the lenders thereunder, collateral agent, issuing bank and swingline lender (as amended, the “2013 ABL Credit Facility”).
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
Advances under the U.S. and Canadian Facilities are limited to a borrowing base consisting of the sum of the following, less applicable reserves:

•	85 percent of the value of “eligible accounts” (as defined in the Company's 2013 ABL Credit Facility);

•
the lesser of (i) 75 percent of the value of “eligible unbilled accounts” (as defined in the Company's 2013 ABL Credit Facility) and (ii) $33.0 million minus the amount of eligible unbilled accounts then included in the borrowing base; and

•	“eligible pledged cash”.
The Company is also required, as part of its borrowing base calculation, to include a minimum of $25.0 million of the net proceeds of the sale of Bemis, LLC and the balance of the Professional Services segment as eligible pledged cash. The Company has included $40.0 million as eligible pledged cash in its March 31, 2017 borrowing base calculation, which is included in “Restricted cash” on its Condensed Consolidated Balance Sheets.
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
On March 31, 2015 (the “First Amendment Closing Date”), March 1, 2016, July 26, 2016 and March 3, 2017, the Company amended the 2014 Term Credit Agreement pursuant to a First Amendment (the “First Amendment”), a Third Amendment (the “Third Amendment”), a Fourth Amendment (the “Fourth Amendment”) and a Fifth Amendment (the “Fifth Amendment”). These amendments, among other things, suspend the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the period from December 31, 2014 through June 30, 2017 (the “Covenant Suspension Periods”) so that any failure by the Company to comply with the Maximum Total Leverage Ratio or Minimum Interest Coverage Ratio during the Covenant Suspension Periods shall not be deemed to result in a default or event of default.
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
In consideration for the Third and Fourth Amendment, the Company paid a total of $4.6 million in amendment fees in 2016. The amendment fees are recorded as direct deductions from the carrying amount of the 2014 Term Loan Facility and are being amortized through the maturity date of the 2014 Term Loan Facility using the effective interest method.
Due to operating losses driven, in part, by an overall lower volume of work and significant losses on a cross-country pipeline project in Canada, combined with its current forecast, the Company did not expect to be in compliance with the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the period from March 31, 2017 through December 31, 2017. As such, the Company negotiated for covenant relief pursuant to the Fifth Amendment.
The Fifth Amendment suspends compliance with the Maximum Total Leverage Ratio and the Minimum Interest Coverage Ratio covenants through June 30, 2017. In addition, under the Fifth Amendment, the Maximum Total Leverage Ratio will be 5.50 to 1.00 as of September 30, 2017 and will decrease to 4.50 to 1.00 as of December 31, 2017 and 3.00 to 1.00 as of June 30, 2018, and thereafter. The Minimum Interest Coverage Ratio will be 1.60 to 1.00 as of September 30, 2017 and will increase to 2.00 to 1.00 as of December 31, 2017 and 2.75 to 1.00 as of June 30, 2018, and thereafter. The Fifth Amendment also provides that, for the four-quarter period ending September 30, 2017, Consolidated EBITDA shall be equal to the sum of Consolidated EBITDA for the quarterly periods ending June 30, 2017 and September 30, 2017 multiplied by two, and, for the four-quarter period ending December 31, 2017, Consolidated EBITDA shall be equal to the annualized sum of Consolidated EBITDA for the quarterly periods ending June 30, 2017, September 30, 2017 and December 31, 2017. The Fifth Amendment also permits the Company to retain the net proceeds of the sale of its tank services business for working capital purposes. In consideration for the Fifth Amendment, the Company paid an amendment fee of $2.3 million in the first quarter of 2017. The amendment fee is recorded as a direct deduction from the carrying amount of the 2014 Term Loan Facility and is being amortized through the maturity date of the 2014 Term Loan Facility using the effective interest method.
Concurrent with the effectiveness of the Fifth Amendment, coupled with the Company's current forecasts, cash on hand, projected cash flow from operations and borrowing capacity under the 2013 ABL Credit Facility, the Company expects to meet its required financial covenants and have sufficient liquidity and capital resources to meet its obligations for at least the next twelve months; however, the Company's results of operations will need to improve in 2017 in order to meet its forecasts and required financial covenants.
As of March 31, 2017, the Company did not have any outstanding revolver borrowings, and its unused availability was $27.8 million, net of outstanding letters of credit of $61.2 million and cash collateral of $40.0 million. If the Company’s unused availability under the 2013 ABL Credit Facility is less than the greater of (i) 15.0 percent of the revolving commitments or $15.0 million for five consecutive days, or (ii) 12.5 percent of the revolving commitments or $12.5 million at any time, or upon

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Long-term Debt (continued)

the occurrence of certain events of default under the 2013 ABL Credit Facility, the Company is subject to increased reporting requirements, the administrative agent shall have exclusive control over any deposit account, the Company will not have any right of access to, or withdrawal from, any deposit account, or any right to direct the disposition of funds in any deposit account, and amounts in any deposit account will be applied to reduce the outstanding amounts under the 2013 ABL Credit Facility. In addition, if the Company's unused availability under the 2013 ABL Credit Facility is less than the amounts described above, the Company would be required to comply with a Minimum Fixed Charge Coverage Ratio of 1.15 to 1.00. Based on its current forecasts, the Company does not expect its unused availability under the 2013 ABL Credit Facility to be less than the amounts described above and therefore does not expect the Minimum Fixed Charge Coverage Ratio to be applicable over the next twelve months. If the Minimum Fixed Charge Coverage Ratio were to become applicable, the Company would not expect to be in compliance over the next twelve months and would therefore be in default under its credit agreements.
The 2014 Term Credit Agreement and the 2013 ABL Credit Facility also include customary representations and warranties and affirmative and negative covenants, including:

•	the preparation of financial statements in accordance with GAAP;

•
the identification of any events or circumstances, either individually or in the aggregate, that has had or could reasonably be expected to have a material adverse effect on the business, results of operations, properties or financial condition of the Company;

•	limitations on liens and indebtedness;

•	limitations on dividends and other payments in respect of capital stock;

•	limitations on capital expenditures; and

•	limitations on modifications of the documentation of the 2013 ABL Credit Facility.
Fair Value of Debt
The estimated fair value of the Company’s debt instruments as of March 31, 2017 and December 31, 2016 was as follows (in thousands):

	March 31, 2017	December 31, 2016
2014 Term Loan Facility	$95,667	$95,577
Revolver borrowings	—	—
Total fair value of debt instruments	$95,667	$95,577
The 2014 Term Loan Facility and revolver borrowings under the 2013 ABL Credit Facility are classified within Level 2 of the fair value hierarchy. The fair value of the 2014 Term Loan Facility has been estimated using discounted cash flow analyses based on the Company’s incremental borrowing rate for similar borrowing arrangements.
9. Income Taxes
The Company's interim tax provision (benefit) has been estimated using the discrete method, which is based on statutory tax rates applied to pre-tax income as adjusted for permanent differences such as transfer pricing differences between generally accepted accounting principles and local country tax. The Company believes this method yields a more reliable income tax calculation for interim periods.
The effective tax rate on continuing operations was 3.3 percent for the three months ended March 31, 2017 and a negative 1.3 percent for the three months ended March 31, 2016. The tax benefit for discrete items for the three months ended March 31, 2017 was $0.5 million. This amount was composed primarily of the refundable alternative minimum tax credit carry-forward. There was no tax benefit or expense for discrete items for the three months ended March 31, 2016. The tax benefit for the three months ended March 31, 2017 was $0.6 million, primarily due to the refundable alternative minimum tax credit carry-forward and a benefit on a loss in the Company's Canada segment. The tax provision for the three months ended March 31, 2016 was $0.2 million, primarily related to a provision on income in the Company's Canada segment and Texas Margins Tax.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Income Taxes (continued)

The Company has reserved for the benefit of current year losses in the United States. As of March 31, 2017, U.S. federal and state deferred tax assets continue to be covered by valuation allowances. In evaluating whether deferred tax assets are more likely than not to be realized, the Company considers the impact of reversing taxable temporary differences, future forecasted income and available tax planning strategies.
10. Stockholders' Equity
Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Three Months Ended March 31, 2017 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income (loss)
Balance as of December 31, 2016	$(1,412)	$(2,822)	$(4,234)
Other comprehensive income before reclassifications	219	—	219
Amounts reclassified from accumulated other comprehensive income (loss)	—	267	267
Net current-period other comprehensive income	219	267	486
Balance as of March 31, 2017	$(1,193)	$(2,555)	$(3,748)

	Three Months Ended March 31, 2016 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income (loss)
Balance as of December 31, 2015	$(1,965)	$(4,044)	$(6,009)
Other comprehensive income before reclassifications	1,778	—	1,778
Amounts reclassified from accumulated other comprehensive income (loss)	—	405	405
Net current-period other comprehensive income	1,778	405	2,183
Balance as of March 31, 2016	$(187)	$(3,639)	$(3,826)
Reclassifications From Accumulated Other Comprehensive Income (Loss)

Three Months Ended March 31, 2017 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$267	Interest expense
Total	$267

Three Months Ended March 31, 2016 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$405	Interest expense
Total	$405

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
Basic and diluted income (loss) per common share from continuing operations is computed as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2017	2016
Net loss from continuing operations applicable to common shares (numerator for basic and diluted calculation)	$(17,736)	$(13,298)
Weighted average number of common shares outstanding for basic loss per share	61,829,768	60,756,314
Weighted average number of potentially dilutive common shares outstanding	—	—
Weighted average number of common shares outstanding for diluted loss per share	61,829,768	60,756,314
Loss per common share from continuing operations:
Basic	$(0.29)	$(0.22)
Diluted	$(0.29)	$(0.22)
The Company has excluded shares potentially issuable under the terms of use of the securities listed below from the computation of diluted income per share, as the effect would be anti-dilutive:

	Three Months Ended March 31,
	2017	2016
Stock options	—	50,000
Restricted stock and restricted stock units	616,970	574,009
	616,970	624,009
12. Segment Information
The Company has three reportable segments: Oil & Gas, Utility T&D and Canada. These segments are comprised of strategic businesses that are defined by the industries or geographic regions they serve. Each segment is managed as an operation with well-established strategic directions and performance requirements. Each segment is led by a separate segment President who reports directly to the Company's Chief Operating Decision Maker (“CODM”). For additional information regarding the Company's reportable segments, see Note 1 - Company and Organization for more information.
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Segment Information (continued)

The following tables reflect the Company’s operations by reportable segment for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31, 2017
	Oil & Gas	Utility T&D	Canada	Corporate	Eliminations	Consolidated
Contract revenue	$22,432	$115,508	$25,960	$—	$—	$163,900
Contract costs	27,543	107,890	26,786	—	—	162,219
Amortization of intangibles	27	2,390	—	—	—	2,417
General and administrative	2,186	4,444	2,055	4,670	—	13,355
Other charges	12	—	459	291	—	762
Operating income (loss)	$(7,336)	$784	$(3,340)	$(4,961)	$—	(14,853)
Non-operating expenses						(3,483)
Benefit for income taxes						(600)
Loss from continuing operations						(17,736)
Loss from discontinued operations net of provision for income taxes						(31)
Net loss						$(17,767)

	Three Months Ended March 31, 2016
	Oil & Gas	Utility T&D	Canada	Corporate	Eliminations	Consolidated
Contract revenue	$59,335	$97,289	$42,492	$—	$(86)	$199,030
Contract costs	59,843	86,788	38,686	—	(86)	185,231
Amortization of intangibles	48	2,390	—	—	—	2,438
General and administrative	4,153	3,212	2,982	6,787	—	17,134
Other charges	1,038	—	—	2,650	—	3,688
Operating income (loss)	$(5,747)	$4,899	$824	$(9,437)	$—	(9,461)
Non-operating expenses						(3,670)
Provision for income taxes						167
Loss from continuing operations						(13,298)
Loss from discontinued operations net of provision for income taxes						(1,853)
Net loss						$(15,151)
Total assets by segment at March 31, 2017 and December 31, 2016 are presented below (in thousands):

	March 31, 2017	December 31, 2016
Oil & Gas	$40,837	$42,887
Utility T&D	212,488	201,339
Canada	41,371	47,704
Corporate	71,267	70,601
Total assets, continuing operations	$365,963	$362,531

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. Contingencies, Commitments and Other Circumstances
Contingencies
Litigation and Regulatory Matters Related to the Company’s October 21, 2014 Press Release Announcing the Restatement of Condensed Consolidated Financial Statements for the Quarterly Period Ended June 30, 2014
After the Company announced it would be restating its Condensed Consolidated Financial Statements for the quarterly period ended June 30, 2014, a complaint was filed in the United States District Court for the Southern District of Texas (“USDC”) on October 28, 2014 seeking class action status on behalf of purchasers of the Company’s stock and alleging damages on their behalf arising from the matters that led to the restatement. The original defendants in the case were the Company, its former chief executive officer, Robert R. Harl, and its current chief financial officer. On January 30, 2015, the court named two employee retirement systems as Lead Plaintiffs. Lead Plaintiffs filed their consolidated complaint, captioned In re Willbros Group, Inc. Securities Litigation, on March 31, 2015, adding as a defendant John T. McNabb, II, the former chief executive officer who had succeeded Mr. Harl, and claims regarding the restatement of the Company's Condensed Consolidated Financial Statements for the quarterly period ended March 31, 2014. On June 15, 2015, Lead Plaintiffs filed a second amended consolidated complaint, seeking unspecified damages and asserting violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Act”), based on alleged misrepresentations and omissions in the SEC filings and other public disclosures in 2014, primarily regarding internal controls, the performance of the Oil & Gas segment, compliance with debt covenants and liquidity, certain financial results and the circumstances surrounding Mr. Harl's departure. On July 27, 2015, the Company filed a motion to dismiss the case. At a hearing on May 24, 2016, the court granted the motion to dismiss in part and denied it in part. On July 22, 2016, the Company filed an answer to the suit denying the remaining allegations in the case, which complain of alleged misrepresentations and omissions in violation of the Act regarding internal controls, the performance of the Oil & Gas segment and Mr. Harl's departure. The Company is vigorously defending against the remaining allegations, which the Company believes are without merit. The Company is not able at this time to determine the likelihood of loss, if any, arising from this matter.
In addition, two shareholder derivative lawsuits were filed purportedly on behalf of the Company in connection with the restatement. The first, Markovich v. Harl et al, was filed on November 6, 2014 in the District Court of Harris County, Texas. The second, Kumararatne v. McNabb et al, was filed on March 4, 2015 in the USDC, but was voluntarily dismissed by the plaintiff on April 23, 2015. The Markovich lawsuit named certain current and former officers and members of the Company's board of directors as defendants and the Company as a nominal defendant. The lawsuit alleged that the officer and board member defendants breached their fiduciary duties by permitting the Company’s internal controls to be inadequate, failing to prevent the restatements, and wasting corporate assets, and that the defendants were unjustly enriched. The defendants sought dismissal of the lawsuit on the grounds that the plaintiff failed to make demand upon the Company’s board to bring the lawsuit, and, on February 23, 2016, the court sustained the defendants’ motion and dismissed the lawsuit with prejudice. On March 10, 2016, the plaintiff filed a motion for reconsideration and asked the court for leave to amend its lawsuit. The court granted the plaintiff’s motion in part, allowing an amended petition, which was filed on April 18, 2016. The Plaintiff’s Second Amended Petition added Ravi Kumararatne as a plaintiff and added claims for breach of fiduciary duty against the former officers and officer and board of director defendants related to the departure of former Company executives, financial controls, and compliance with the Company’s debt covenants. The Company sought dismissal of the amended petition on the grounds the plaintiffs failed to make a demand upon the Company’s board to bring the lawsuit. In response, plaintiffs filed a Third Amended Petition on June 24, 2016, purporting to add additional facts to support their allegations, including their allegation that they were excused from making a demand upon the board because, they claimed, such demand would be futile. Believing the claims added by plaintiffs were without merit, the Company sought to dismiss this latest pleading. After hearing argument on the motion, the court issued an order on October 24, 2016, sustaining the Company's objections to plaintiffs' latest pleading and again dismissed the lawsuit with prejudice. Plaintiffs' motion for reconsideration was denied on December 21, 2016. Plaintiffs filed a Notice of Appeal on January 20, 2017. The appeal is assigned to the 14th Court of Appeals, Houston, Texas.
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
Commitments
From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds and financial guarantees. Contracts with the Company’s customers may require the Company to secure letters of credit or surety bonds to secure the Company’s performance of contracted services. In such cases, the letters of credit or bond commitments can be called upon in the event of the Company's failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or surety bonds in lieu of contract retention provisions, where the client otherwise withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention letters of credit or bond commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. The Company also issues letters of credit from time to time to secure deductible obligations under its workers compensation, automobile and general liability policies. At March 31, 2017, the Company had approximately $61.2 million of outstanding letters of credit. This amount represents the maximum amount of payments the Company could be required to make if these letters of credit are drawn upon. Additionally, the Company issues surety bonds (primarily performance in nature) that are customarily required by commercial terms on construction projects. At March 31, 2017, these bonds outstanding had a face value of $173.1 million. This amount represents the bond penalty amount of future payments the Company could be required to make if the Company fails to perform its obligations under such contracts. The performance bonds do not have a stated expiration date; rather, each is released when the Company's performance of the contract is accepted by the customer. The Company’s maximum exposure as it relates to the value of the bonds outstanding is lowered on each bonded project as the cost to complete is reduced. As of March 31, 2017, no liability has been recognized for letters of credit or surety bonds.
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
There were no transfers between levels in the first quarter of 2017 and 2016.
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, notes payable and long-term debt. The fair value estimates of the Company’s financial instruments have been determined using available market information and appropriate valuation methodologies and approximate carrying value.
Hedging Arrangements
The Company is exposed to market risk associated with changes in non-U.S. currency exchange rates. To mitigate its risk, the Company may borrow in Canadian dollars under its Canadian Facility to settle U.S. dollar account balances.
The Company attempts to negotiate contracts that provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no forward contracts or options at March 31, 2017 or December 31, 2016.
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Other Charges
The following table reflects the Company's other charges for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Equipment and facility lease abandonment	$(21)	$3,295
Loss on sale of subsidiary (1)	—	123
Employee severance charges	344	57
Restatement costs (2)	274	35
Accelerated stock vesting	165	178
Total	$762	$3,688
(1) Attributed to the 2016 sale of the Oil & Gas segment's fabrication business.
(2) Includes accounting and legal fees associated with the restatements of the Company's Condensed Consolidated Financial Statements for the quarterly periods ended March 31, 2014 and June 30, 2014. See Note 13 - Contingencies, Commitments and Other Circumstances for more information.
Activity in the accrual related to the equipment and facility lease abandonment charges during the three months ended March 31, 2017 is as follows (in thousands):

	Oil & Gas	Canada	Utility T&D	Corporate	Total
Accrued cost at December 31, 2016	$793	$290	$348	$4,048	$5,479
Cash payments	(81)	(34)	(48)	(516)	(679)
Non-cash charges (1)	—	—	—	86	86
Change in estimates	—	—	—	(21)	(21)
Accrued cost at March 31, 2017	$712	$256	$300	$3,597	$4,865
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
During the year ended December 31, 2016, the Company reached an agreement with TRC on substantially all of the outstanding items related to the sale of the Professional Services segment. As a result, the Company received $4.6 million during the year ended December 31, 2016 in relation to the sale and inclusive of the final settlement of working capital and the Holdback Amount and recorded $2.5 million in charges against the net gain on sale in relation to working capital and other post-closing adjustments.
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16. Discontinued Operations (continued)

Results of Discontinued Operations
Condensed Statements of Operations with respect to discontinued operations are as follows (in thousands) and are entirely related to the Professional Services segment:

	Three Months Ended March 31,
	2017	2016
Contract revenue	$679	$1,124
Contract costs	238	1,070
Loss on sale of subsidiary	—	1,545
General and administrative	472	361
Operating loss	(31)	(1,852)
Non-operating expenses	—	(1)
Pre-tax loss	(31)	(1,853)
Provision for income taxes	—	—
Loss from discontinued operations	$(31)	$(1,853)
Condensed Balance Sheets with respect to discontinued operations are as follows (in thousands):

	March 31, 2017
	Professional Services	Hawkeye	Total
Accounts receivable, net	$189	$—	$189
Contract cost and recognized income not yet billed	133	—	133
Total assets associated with discontinued operations	322	—	322

Accounts payable and accrued liabilities	530	277	807
Contract billings in excess of costs and recognized income	3	—	3
Other current liabilities	461	—	461
Other long-term liabilities	910	—	910
Total liabilities associated with discontinued operations	1,904	277	2,181

Net liabilities of discontinued operations	$(1,582)	$(277)	$(1,859)

	December 31, 2016
	Professional Services	Hawkeye	Total
Accounts receivable, net	$313	$—	$313
Contract cost and recognized income not yet billed	192	—	192
Total assets associated with discontinued operations	505	—	505

Accounts payable and accrued liabilities	412	277	689
Contract billings in excess of costs and recognized income	358	—	358
Other current liabilities	531	—	531
Other long-term liabilities	995	—	995
Total liabilities associated with discontinued operations	2,296	277	2,573

Net liabilities of discontinued operations	$(1,791)	$(277)	$(2,068)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2017 and 2016, included in Item 1 of Part I of this Form 10-Q, and the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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
Our Oil & Gas segment provides construction, maintenance and lifecycle extension services to the midstream markets. These services include pipeline construction to support the transportation and storage of hydrocarbons, including gathering, lateral and main-line pipeline systems, as well as, facilities construction such as pump stations, flow stations, gas compressor stations and metering stations. In addition, the Oil & Gas segment provides integrity construction, pipeline systems maintenance and tank services to a number of different customers. Our Oil & Gas segment's tank services business is classified as held for sale at March 31, 2017. See Note 5 - Assets Held for Sale for more information.
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
Looking Forward
As expected, our first quarter of 2017 contract revenue was slightly lower than our fourth quarter of 2016 contract revenue due to a lower volume of work in our Oil & Gas and Canada segments. The bulk of the new projects that we were awarded towards the end of the first quarter of 2017 begin in the second quarter of 2017. Thus, we anticipate an increase in contract revenue in the second quarter of 2017 with a corresponding improvement in operating results.
The outlook for the latter half of 2017 continues to improve, as evidenced by fairly strong U.S. markets with ample bid opportunities in our Oil & Gas and Utility T&D segments. While we have solid visibility in our growing Utility T&D segment, it is important that our Oil & Gas segment improve its visibility by converting these opportunities into backlog. The market within our Canada segment remains challenging, especially for larger-scale capital projects, as we continue to serve our customer's maintenance needs and smaller-scale capital projects.
We remain focused on business development efforts, retention of resources and overall project management and execution.

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
A reconciliation of Adjusted EBITDA from continuing operations to U.S. GAAP financial information follows (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
Loss from continuing operations	$(17,736)	$(13,298)
Interest expense	3,488	3,567
Interest income	(8)	(20)
Provision (benefit) for income taxes	(600)	167
Depreciation and amortization	5,037	5,688
EBITDA from continuing operations	(9,819)	(3,896)
Debt covenant suspension and extinguishment charges	—	63
Stock based compensation	906	1,293
Restructuring and reorganization costs	323	3,352
Accounting and legal fees associated with the restatements	274	35
Gain on disposal of property and equipment	(696)	(751)
Adjusted EBITDA from continuing operations	$(9,012)	$96
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
Our backlog presentation reflects not only the 12 month lump sum and work under a Master Service Agreement (“MSA”) but also the full-term value of work under contract, including MSA work, as we believe that this information is helpful in providing additional long-term visibility. We determine the amount of backlog for work under ongoing MSA maintenance and construction contracts by using recurring historical trends inherent in the MSAs, factoring in seasonal demand and projecting customer needs based upon ongoing communications with the customer.

At March 31, 2017, total backlog was $852.5 million and 12 month backlog was $528.4 million. In comparison to December 31, 2016, total backlog increased $60.0 million and 12 month backlog increased $108.6 million. These increases are primarily related to significant project additions in our Oil & Gas and Canada segments. We continue to work-off our MSAs, which are subject to renewal options in future years. MSA work included in backlog extends only through the life of the contract. We intend to pursue the renewal of these MSAs upon expiration.
Approximately $28.8 million of total and 12 month backlog is attributed to our tank services business, which is classified as held for sale at March 31, 2017. Our tank services business is included in our Oil & Gas segment.
The following tables (in thousands) show our backlog from continuing operations by operating segment and geographic location as of March 31, 2017 and December 31, 2016:

	March 31, 2017				December 31, 2016
	12 Month	Percent	Total	Percent	12 Month	Percent	Total	Percent
Oil & Gas	$87,750	16.7%	$87,750	10.2%	$28,827	6.8%	$28,827	3.6%
Utility T&D	362,749	68.6%	605,706	71.1%	349,998	83.4%	656,838	82.9%
Canada	77,918	14.7%	158,999	18.7%	41,041	9.8%	106,793	13.5%
Total Backlog	$528,417	100.0%	$852,455	100.0%	$419,866	100.0%	$792,458	100.0%

	March 31, 2017		December 31, 2016
	Total	Percent	Total	Percent
Total Backlog by Geographic Region
United States	$693,456	81.3%	$685,665	86.5%
Canada	158,999	18.7%	106,793	13.5%
Backlog	$852,455	100.0%	$792,458	100.0%
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In our Annual Report on Form 10-K for the year ended December 31, 2016, we identified and disclosed our significant accounting policies. Subsequent to December 31, 2016, there has been no change to our significant accounting policies.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
(in thousands)

	2017	2016	Change
Contract revenue
Oil & Gas	$22,432	$59,335	$(36,903)
Utility T&D	115,508	97,289	18,219
Canada	25,960	42,492	(16,532)
Eliminations	—	(86)	86
Total	163,900	199,030	(35,130)
Contract costs	162,219	185,231	(23,012)
Amortization of intangibles	2,417	2,438	(21)
General and administrative	13,355	17,134	(3,779)
Other charges	762	3,688	(2,926)
Operating income (loss)
Oil & Gas	(7,336)	(5,747)	(1,589)
Utility T&D	784	4,899	(4,115)
Canada	(3,340)	824	(4,164)
Corporate	(4,961)	(9,437)	4,476
Total	(14,853)	(9,461)	(5,392)
Non-operating expenses	(3,483)	(3,670)	187
Loss from continuing operations before income taxes	(18,336)	(13,131)	(5,205)
Provision (benefit) for income taxes	(600)	167	(767)
Loss from continuing operations	(17,736)	(13,298)	(4,438)
Loss from discontinued operations net of provision for income taxes	(31)	(1,853)	1,822
Net loss	$(17,767)	$(15,151)	$(2,616)
Consolidated Results
Contract Revenue
Contract revenue decreased $35.1 million in the first quarter of 2017 primarily related to a lower volume of work in our mainline pipeline, facilities and integrity construction service offerings in our Oil & Gas segment, as well as within all service offerings in our Canada segment. The overall decrease was partially offset by growth in our Utility T&D segment, primarily within our electric transmission construction service offerings in Texas and our distribution service offerings in the Southeast, as well as incremental storm restoration work in the segment.
Contract Costs
Contract costs decreased $23.0 million in the first quarter of 2017 primarily related to lower revenue levels discussed above. Contract margin was 1.0 percent in the first quarter of 2017 compared to 6.9 percent in the first quarter of 2016. The decrease is primarily related to the composition of work performed in all segments, which yielded lower margins. In addition, the reduced margin was partially impacted by an under-recovery of indirect costs in our Oil & Gas and Canada segments between periods due to a lower volume of work.
Amortization of Intangibles
We recorded $2.4 million of intangible amortization expense in the first quarter of 2017 primarily related to the amortization of customer relationship and trademark intangibles associated with our Utility T&D segment. The small decrease from the first quarter of 2016 is related to the lack of intangible amortization associated with our tank services business in our Oil & Gas segment, which is held for sale.
General and Administrative Expenses
General and administrative expenses decreased $3.8 million quarter-over-quarter as a result of cost reduction initiatives primarily in our Oil & Gas and Canada segments, as well as within our corporate headquarters. The decrease is partially offset with increased overhead expenses in our Utility T&D segment in conjunction with revenue growth within the segment.

Other Charges
We recorded other charges of $0.8 million in the first quarter of 2017 primarily related to employee severance costs and accounting and legal fees associated with the restatement of our Condensed Consolidated Financial Statements for the quarterly periods ended March 31, 2014 and June 30, 2014. The decrease of $2.9 million from the first quarter of 2016 is primarily related to equipment and facility lease abandonment charges that did not recur in the first quarter of 2017.
Operating Loss
Operating loss increased $5.4 million in the first quarter of 2017 primarily driven by the lower revenue levels discussed above, coupled with the composition of work performed in all segments, which yielded lower margins, as well as the under-recovery of indirect costs in our Oil & Gas and Canada segments due to a lower volume of work compared to the first quarter of 2016. The overall increase in operating loss is partially offset by a decrease in general and administrative costs and equipment and facility lease abandonment charges between periods.
Non-Operating Expenses
Non-operating expenses decreased $0.2 million in the first quarter of 2017 primarily related to the lack of debt extinguishment charges in the quarter.
Provision (Benefit) for Income Taxes
Provision for income taxes decreased $0.8 million to a benefit of $0.6 million in the first quarter of 2017. The decrease in the provision is primarily attributed to a first quarter of 2017 refundable alternative minimum tax credit carry-forward, coupled with a change from an income tax provision to an income tax benefit related to our Canada segment and a decrease in Texas Margins Tax between periods.
Loss from Discontinued Operations, Net of Taxes
Loss from discontinued operations decreased $1.8 million to near break-even in the first quarter of 2017 primarily due to a first quarter of 2016 charge of $1.5 million in relation to a working capital adjustment in connection with the 2015 sale of the Company's Professional Service segment which did not recur in the first quarter of 2017. Working capital and all other post-closing adjustments associated with this sale were finalized during the year ended December 31, 2016.

Segment Results
Oil & Gas Segment
Contract revenue decreased $36.9 million in the first quarter of 2017 primarily related to a lower volume of work, coupled with the composition of work being much smaller in scale in our mainline pipeline, facilities and integrity construction service offerings between periods.
Operating loss increased $1.6 million in the first quarter of 2017 primarily within our mainline pipeline, facilities and integrity construction service offerings and mostly related to the lower volume of work discussed above as well as lower margins on executed projects. The overall increase is partially offset with a first quarter of 2016 charge related to the abandonment of certain equipment leases that did not recur in the first quarter of 2017, as well as a decrease in overhead costs primarily related to headcount reductions and an increase in gains on the sale of equipment between periods.
Utility T&D Segment
Contract revenue increased $18.2 million in the first quarter of 2017 primarily within our electric transmission construction service offerings in Texas and our distribution service offerings in the Southeast, as well as incremental storm restoration work in the segment between periods.
Operating income decreased $4.1 million in the first quarter of 2017 primarily driven by reduced margin in our electric transmission construction service offerings in Texas due, in part, to the composition of work performed for certain major customers, where margins are lower compared to the work performed in the first quarter of 2016. The decrease is also partially attributed to increased employee-related costs and a reduction on gains on the sale of equipment across the entire segment between periods.
Canada Segment
Contract revenue decreased $16.5 million in the first quarter of 2017 primarily related to a lower volume of work due to challenging market conditions across the entire segment. The overall decrease is also partly attributed to the first quarter of 2016 completion of certain larger tank projects that did not recur in the first quarter of 2017, as well as a change in the composition of work in our industrial and construction services and other capital projects between periods.

Operating income decreased $4.2 million to a loss of $3.3 million in the first quarter of 2017 primarily related to a lower volume of work discussed above as well as a change in the composition of work in our industrial and construction service offerings and other capital projects, which has yielded lower margins compared to the first quarter of 2016. The overall reduction in operating income was partially offset by increased gains on the sale of equipment and a reduction of indirect and overhead costs between periods.
Corporate
Corporate costs represent overhead costs, such as executive management, public company, accounting, tax and professional services, human resources and treasury, that are not directly related to the operations of the segments. The $4.5 million of decreased costs in the first quarter of 2017 are primarily attributed to cost reduction initiatives recently implemented, including employee headcount reductions across our corporate headquarters. In addition, the overall decrease is partly attributed to a first quarter of 2016 facility lease abandonment charge that did not recur in the first quarter of 2017.

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
The term loans bear interest at the “Adjusted Base Rate” plus an applicable margin of 8.75 percent, or the “Eurodollar Rate” plus an applicable margin of 9.75 percent. The interest rate in effect at March 31, 2017 and December 31, 2016 was 11 percent, comprised of an applicable margin of 9.75 percent for Eurodollar Rate loans plus a LIBOR floor of 1.25 percent.
Unamortized debt issuance costs, primarily related to amendment fees associated with the 2014 Term Loan Facility, were $6.0 million and $4.1 million at March 31, 2017 and December 31, 2016, respectively. These costs are being amortized through the maturity date of the 2014 Term Loan Facility using the effective interest method.
We made no early payments during the three months ended March 31, 2017 and $3.1 million of early payments during the three months ended March 31, 2016 against our 2014 Term Loan Facility. As a result of these early payments, we recorded debt extinguishment charges of $0.0 million and $0.1 million during the three months ended March 31, 2017 and 2016, respectively, which consisted of the write-off of debt issuance costs.
We are also required to pay a repayment fee on the maturity date of the 2014 Term Loan Facility equal to 5.0 percent of the aggregate principal amount outstanding on the maturity date. The repayment fee was contingent upon the sale of our Professional Services segment, which was completed on November 30, 2015. As a result, we are amortizing the repayment fee as a discount, from that date through the maturity date of the 2014 Term Loan Facility, using the effective interest method. The unamortized amount of the repayment fee is $3.3 million and $3.6 million at March 31, 2017 and December 31, 2016, respectively.
Since December 31, 2014, we have significantly reduced the balance under the 2014 Term Loan Facility. Under the provisions of the 2014 Term Credit Agreement, with respect to prepayments made from inception of the Term Loan through March 31, 2017, we have not been required to pay prepayment premiums in respect of the “makewhole amount.” However, future prepayments or refinancing of the balance of the 2014 Term Loan Facility will, in most cases, require us to pay a prepayment premium equal to the makewhole amount. The makewhole amount is calculated as the present value of all interest payments that would have been made on the amount prepaid from the date of the prepayment to December 15, 2019 (or June 15, 2019 if the prepayment is made on or after June 15, 2018) at a rate per annum equal to the sum of 9.75 percent plus the greater of 1.25 percent and the Eurodollar rate in effect on the date of the repayment.
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
Advances under the U.S. and Canadian Facilities are limited to a borrowing base consisting of the sum of the following, less applicable reserves:

•	85 percent of the value of “eligible accounts” (as defined in our 2013 ABL Credit Facility);

•
the lesser of (i) 75 percent of the value of “eligible unbilled accounts” (as defined in our 2013 ABL Credit Facility) and (ii) $33.0 million minus the amount of eligible unbilled accounts then included in the borrowing base; and

•	“eligible pledged cash”.
We are also required, as part of our borrowing base calculation, to include a minimum of $25.0 million of the net proceeds of the sale of Bemis, LLC and the balance of the Professional Services segment as eligible pledged cash. We have included $40.0 million as eligible pledged cash in our March 31, 2017 borrowing base calculation, which is included in “Restricted cash” on our Condensed Consolidated Balance Sheets.
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
On March 31, 2015 (the “First Amendment Closing Date”), March 1, 2016, July 26, 2016 and March 3, 2017, we amended the 2014 Term Credit Agreement pursuant to a First Amendment (the “First Amendment”), a Third Amendment (the “Third Amendment”), a Fourth Amendment (the “Fourth Amendment”) and a Fifth Amendment (the “Fifth Amendment”). These amendments, among other things, suspend the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the period from December 31, 2014 through June 30, 2017 (the “Covenant Suspension Periods”) so that any failure by us to comply with the Maximum Total Leverage Ratio or Minimum Interest Coverage Ratio during the Covenant Suspension Periods shall not be deemed to result in a default or event of default.
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
In consideration for the Third and Fourth Amendment, we paid a total of $4.6 million in amendment fees in 2016. The amendment fees are recorded as direct deductions from the carrying amount of the 2014 Term Loan Facility and are being amortized through the maturity date of the 2014 Term Loan Facility using the effective interest method.
Due to operating losses driven, in part, by an overall lower volume of work and significant losses on a cross-country pipeline project in Canada, combined with our current forecast, we did not expect to be in compliance with the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the period from March 31, 2017 through December 31, 2017. As such, we negotiated for covenant relief pursuant to the Fifth Amendment.
The Fifth Amendment suspends compliance with the Maximum Total Leverage Ratio and the Minimum Interest Coverage Ratio covenants through June 30, 2017. In addition, under the Fifth Amendment, the Maximum Total Leverage Ratio will be 5.50 to 1.00 as of September 30, 2017 and will decrease to 4.50 to 1.00 as of December 31, 2017 and 3.00 to 1.00 as of June 30, 2018, and thereafter. The Minimum Interest Coverage Ratio will be 1.60 to 1.00 as of September 30, 2017 and will increase to 2.00 to 1.00 as of December 31, 2017 and 2.75 to 1.00 as of June 30, 2018, and thereafter. The Fifth Amendment also provides that, for the four-quarter period ending September 30, 2017, Consolidated EBITDA shall be equal to the sum of Consolidated EBITDA for the quarterly periods ending June 30, 2017 and September 30, 2017 multiplied by two, and, for the four-quarter period ending December 31, 2017, Consolidated EBITDA shall be equal to the annualized sum of Consolidated EBITDA for the quarterly periods ending June 30, 2017, September 30, 2017 and December 31, 2017. The Fifth Amendment also permits us to retain the net proceeds of the sale of our tank services business for working capital purposes. In consideration for the Fifth Amendment, we paid an amendment fee of $2.3 million in the first quarter of 2017. The amendment fee is recorded as a direct deduction from the carrying amount of the 2014 Term Loan Facility and is being amortized through the maturity date of the 2014 Term Loan Facility using the effective interest method.
Concurrent with the effectiveness of the Fifth Amendment, coupled with our current forecasts, cash on hand, projected cash flow from operations and borrowing capacity under the 2013 ABL Credit Facility, we expect to meet our required financial covenants and have sufficient liquidity and capital resources to meet our obligations for at least the next twelve months; however, our results of operations will need to improve in 2017 in order to meet our forecasts and required financial covenants.
As of March 31, 2017, we did not have any outstanding revolver borrowings, and our unused availability was $27.8 million, net of outstanding letters of credit of $61.2 million and cash collateral of $40.0 million. If our unused availability under the 2013 ABL Credit Facility is less than the greater of (i) 15.0 percent of the revolving commitments or $15.0 million for five consecutive days, or (ii) 12.5 percent of the revolving commitments or $12.5 million at any time, or upon the occurrence of certain events of default under the 2013 ABL Credit Facility, we are subject to increased reporting requirements, the administrative agent shall have exclusive control over any deposit account, we will not have any right of access to, or withdrawal from, any deposit account, or any right to direct the disposition of funds in any deposit account, and amounts in any deposit account will be applied to reduce the outstanding amounts under the 2013 ABL Credit Facility. In addition, if our unused availability under the 2013 ABL Credit Facility is less than the amounts described above, we would be required to comply with a Minimum Fixed Charge Coverage Ratio of 1.15 to 1.00. Based on our current forecasts, we do not expect our unused availability under the 2013 ABL Credit Facility to be less than the amounts described above and therefore do not expect the Minimum Fixed Charge Coverage Ratio to be applicable over the next twelve months. If the Minimum Fixed Charge Coverage Ratio were to become applicable, we would not expect to be in compliance over the next twelve months and would therefore be in default under our credit agreements.
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

Cash Balances
As of March 31, 2017, we had cash and cash equivalents of $36.7 million. Our cash and cash equivalent balances held in the United States and foreign countries were $27.4 million and $9.3 million, respectively. In 2011, we discontinued our strategy of reinvesting non-U.S. earnings in foreign operations. Accordingly, we may repatriate cash for corporate purposes without incurring additional tax expense.
Our working capital position for continuing operations decreased $13.7 million to $76.7 million at March 31, 2017 from $90.4 million at December 31, 2016, primarily attributable to our first quarter of 2017 operating loss coupled with a reduction of vendor payments between periods. We continue to take the necessary measures to manage our liquidity by focusing on cash collections, monitoring capital expenditures and taking steps to improve our cash flow from operations.
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
Cash flows provided by (used in) continuing operations by type of activity were as follows for the three months ended March 31, 2017 and 2016 (in thousands):

	2017	2016	Increase (Decrease)
Operating activities	$(3,685)	$2,651	$(6,336)
Investing activities	1,566	(882)	2,448
Financing activities	(2,454)	(5,720)	3,266
Effect of exchange rate changes	86	587	(501)
Cash provided by (used in) all continuing activities	$(4,487)	$(3,364)	$(1,123)
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
Operating activities from continuing operations used net cash of $3.7 million during the three months ended March 31, 2017 as compared to $2.7 million cash provided during the same period in 2016. The $6.4 million decrease in operating cash flow is primarily a result of the following:

•	A decrease in cash flow provided by accounts receivable of $10.3 million related to a decrease in customer cash collections during the period resulting from a lower volume of work between periods; and

•	An increase in cash flow used by continuing operations of $5.5 million attributed primarily to an increase in net loss from operations, adjusted for any non-cash items between periods.
These items were partially offset by:

•	An increase in cash flow provided by accounts payable of $6.1 million attributed primarily to reduced vendor payments during the period; and

•	A decrease in cash flow used by prepaid and other assets of $2.7 million attributed primarily to changes in business activity.
Investing Activities
Investing activities from continuing operations provided net cash of $1.6 million during the three months ended March 31, 2017 as compared to $0.9 million used during the same period in 2016. The $2.5 million increase in investing cash flow is primarily the result of a $7.3 million decrease in restricted cash deposits partially offset by a $4.8 million decrease in proceeds from the sale of subsidiaries between periods.

Financing Activities
Financing activities used net cash of $2.5 million during the three months ended March 31, 2017 as compared to $5.7 million used during the same period of 2016. The $3.2 million increase in financing cash flow is primarily a result of a $3.1 decrease in payments against our Term Loan and a $0.2 million decrease in payments against our capital leases between periods.
Discontinued Operations
Discontinued operations used net cash of $0.2 million during the three months ended March 31, 2017 as compared to $3.8 million used during the three months ended March 31, 2016. The $3.6 million increase in discontinued operations cash flow is primarily due to changes in business activity between periods from services previously associated with our Professional Services segment.
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
Capital Requirements
Our financing objective is to maintain financial flexibility to meet the material, equipment and personnel needs to support our project and MSA commitments. Our primary sources of capital are our cash on hand, projected cash flow from operations and borrowings under our 2013 ABL Credit Facility.
Our industry is capital-intensive, and we expect the need for substantial capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. As such, we are focused on providing working capital for projects in process, those scheduled to begin in 2017 and for the funding of our 2017 capital budget.
Given our cash on hand and our ABL availability, we believe our financial results and financial management will provide sufficient funds to enable us to meet our planned operating needs and capital expenditures.
During the second quarter of 2017, in order to maintain our financial flexibility, we intend to renew our universal shelf registration statement, which will provide us with the ability to offer and sell equity and debt securities, subject to market conditions and our capital needs.
In order to enhance our liquidity, which will in turn facilitate our ability to grow revenue, work on larger-scale projects, mitigate the risk of unexpected losses and contractual obligations and fund small acquisitions, we may consider, from time to time, the issuance of equity securities and/or increasing our debt.
Contractual Obligations
Other commercial commitments, as detailed in our Annual Report on Form 10-K for the year ended December 31, 2016, did not materially change except for payments made in the normal course of business.
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

FORWARD-LOOKING STATEMENTS
This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), oil, gas, gas liquids and power prices, demand for our services, the amount and nature of future investments by governments, expansion and other development trends of the oil and gas and power industries, business strategy, expansion and growth of our business and operations, the outcome of legal proceedings and other such matters are forward-looking statements. These forward-looking statements are based on assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties. As a result, actual results could differ materially from our expectations. Factors that could cause actual results to differ from those contemplated by our forward-looking statements include, but are not limited to, the following:

•	curtailment of capital expenditures due to low prevailing commodity prices or other factors, and the unavailability of project funding in the oil and gas and power industries;

•	the demand for energy moderating or diminishing;

•	cancellation or delay of projects, in whole or in part, for any reason;

•	inability to comply with the financial and other covenants in, or to obtain waivers under our credit facilities;

•	inability to obtain adequate financing on reasonable terms;

•	failure to obtain the timely award of one or more projects;

•	reduced creditworthiness of our customer base and higher risk of non-payment of receivables;

•	project cost overruns, unforeseen schedule delays and the application of liquidated damages;

•	inability to execute fixed-price and cost-reimbursable projects within the target cost, thus eroding contract margin and, potentially, contract income on any such project;

•	inability to satisfy New York Stock Exchange continued listing requirements for our common stock;

•	increased capacity and decreased demand for our services in the more competitive industry segments that we serve;

•	inability to lower our cost structure to remain competitive in the market or to achieve anticipated operating margins;

•	inability of the energy service sector to reduce costs when necessary to a level where our customers’ project economics support a reasonable level of development work;

•	reduction of services to existing and prospective clients when they bring historically out-sourced services back in-house to preserve intellectual capital and minimize layoffs;

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

Unless the context requires or is otherwise noted, all references in this Form 10-Q to “Willbros,” the “Company,” “we,” “us” and “our” refer to Willbros Group, Inc., its consolidated subsidiaries and their predecessors.

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
Foreign Currency Risk
We are exposed to market risk associated with changes in non-U.S. (primarily Canada) currency exchange rates. To mitigate our risk, we may borrow in Canadian dollars under our Canadian Facility to settle U.S. dollar account balances.
We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expense in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expense in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at March 31, 2017 and 2016.
Other
The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities shown in the Condensed Consolidated Balance Sheets approximate fair value at March 31, 2017 due to the generally short maturities of these items. At March 31, 2017, we invested primarily in short-term dollar denominated bank deposits. We have the ability and expect to hold our investments to maturity.

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
As of March 31, 2017, we have carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective in providing the reasonable assurance described above.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended March 31, 2017, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see the discussion under the caption “Contingencies” in Note 13 - Contingencies, Commitments and Other Circumstances, of our “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Form 10-Q, which information from Note 13 is incorporated by reference herein.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors involving us from those previously disclosed in Item 1A of Part I included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases of our common stock by us during the quarter ended March 31, 2017:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2017 - January 31, 2017	4,880	$2.96	—	—
February 1, 2017 - February 28, 2017	—	—	—	—
March 1, 2017 - March 31, 2017	40,588	2.69	—	—
Total	45,468	$2.72	—	—

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

10.1
Fifth Amendment to Credit Agreement dated as of March 3, 2017, by and among Willbros Group, Inc., as borrower, certain subsidiary guarantors party thereto, the Lenders party thereto, KKR Credit Advisors (US) LLC, as arranger, and Cortland Capital Market Services LLC, as administrative agent (filed as Exhibit 10.11 to our report on Form 10-K for the year ended December 31, 2016, filed March 8, 2017).

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

WILLBROS GROUP, INC.

Date: May 2, 2017	By:	/s/ Van A. Welch
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
10.1
Fifth Amendment to Credit Agreement dated as of March 3, 2017, by and among Willbros Group, Inc., as borrower, certain subsidiary guarantors party thereto, the Lenders party thereto, KKR Credit Advisors (US) LLC, as arranger, and Cortland Capital Market Services LLC, as administrative agent (filed as Exhibit 10.11 to our report on Form 10-K for the year ended December 31, 2016, filed March 8, 2017).

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