Form 10-Q
period 2017-06-30
Willbros Group, Inc.\NEW\
filed 2017-08-01
CIK 1449732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.05 par value, outstanding as of July 27, 2017 was 63,302,085.

WILLBROS GROUP, INC.
FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2017

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$41,249	$41,420
Accounts receivable, net	130,109	112,037
Contract cost and recognized income not yet billed	22,421	11,938
Prepaid expenses and other current assets	19,876	18,416
Parts and supplies inventories	1,086	800
Assets held for sale	8,882	9,050
Current assets associated with discontinued operations	48	505
Total current assets	223,671	194,166
Property, plant and equipment, net	33,974	38,123
Intangible assets, net	72,014	76,848
Restricted cash	40,228	40,206
Deferred income taxes	386	315
Other long-term assets	11,835	13,378
Total assets	$382,108	$363,036
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$113,792	$83,488
Contract billings in excess of cost and recognized income	6,039	4,938
Accrued income taxes	315	311
Other current liabilities	5,835	6,253
Liabilities held for sale	12,834	8,275
Current liabilities associated with discontinued operations	823	1,578
Total current liabilities	139,638	104,843
Long-term debt	88,179	89,189
Other long-term liabilities	34,843	32,872
Long-term liabilities associated with discontinued operations	824	995
Total liabilities	263,484	227,899
Contingencies and commitments (Note 13)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 105,000,000 shares authorized and 65,509,611 shares issued at June 30, 2017 (64,679,896 at December 31, 2016)	3,267	3,226
Additional paid-in capital	750,796	749,303
Accumulated deficit	(616,890)	(598,021)
Treasury stock at cost, 2,211,026 shares at June 30, 2017 (2,025,208 at December 31, 2016)	(15,641)	(15,137)
Accumulated other comprehensive loss	(2,908)	(4,234)
Total stockholders’ equity	118,624	135,137
Total liabilities and stockholders’ equity	$382,108	$363,036
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Contract revenue	$227,447	$193,442	$391,347	$392,472
Contract costs	210,368	178,285	372,587	363,516
Contract income	17,079	15,157	18,760	28,956
Amortization of intangibles	2,417	2,439	4,834	4,877
General and administrative	13,869	14,520	27,224	31,654
Other charges	435	939	1,197	4,627
Operating income (loss)	358	(2,741)	(14,495)	(12,202)
Interest expense	(3,667)	(3,302)	(7,155)	(6,869)
Interest income	7	411	15	431
Debt covenant suspension and extinguishment charges	—	—	—	(63)
Other, net	(16)	58	(19)	(2)
Loss from continuing operations before income taxes	(3,318)	(5,574)	(21,654)	(18,705)
Provision (benefit) for income taxes	(2,197)	187	(2,797)	354
Loss from continuing operations	(1,121)	(5,761)	(18,857)	(19,059)
Income (loss) from discontinued operations net of provision for income taxes	19	(658)	(12)	(2,511)
Net loss	$(1,102)	$(6,419)	$(18,869)	$(21,570)
Basic loss per share attributable to Company shareholders:
Loss from continuing operations	$(0.02)	$(0.09)	$(0.30)	$(0.31)
Income (loss) from discontinued operations	—	(0.01)	—	(0.04)
Net loss	$(0.02)	$(0.10)	$(0.30)	$(0.35)
Diluted loss per share attributable to Company shareholders:
Loss from continuing operations	$(0.02)	$(0.09)	$(0.30)	$(0.31)
Income (loss) from discontinued operations	—	(0.01)	—	(0.04)
Net loss	$(0.02)	$(0.10)	$(0.30)	$(0.35)
Weighted average number of common shares outstanding:
Basic	62,170,910	61,299,334	62,001,129	61,064,935
Diluted	62,170,910	61,299,334	62,001,129	61,064,935
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(1,102)	$(6,419)	$(18,869)	$(21,570)
Other comprehensive income, net of tax
Foreign currency translation adjustments	569	(10)	788	1,768
Changes in derivative financial instruments	271	271	538	676
Total other comprehensive income net of tax	840	261	1,326	2,444
Total comprehensive loss	$(262)	$(6,158)	$(17,543)	$(19,126)
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(18,869)	$(21,570)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	12	2,511
Depreciation and amortization	9,957	11,309
Debt covenant suspension and extinguishment charges	—	63
Stock-based compensation	1,534	2,401
Amortization of debt issuance costs	945	362
Non-cash interest expense	1,042	1,133
Provision (benefit) for deferred income taxes	(60)	344
Gain on disposal of property and equipment	(1,433)	(2,934)
Provision for bad debt	118	40
Changes in operating assets and liabilities:
Accounts receivable, net	(18,433)	5,064
Contract cost and recognized income not yet billed	(10,406)	836
Prepaid expenses and other current assets	(1,445)	(2,185)
Accounts payable and accrued liabilities	29,482	(382)
Accrued income taxes	(2)	(1,084)
Contract billings in excess of cost and recognized income	1,103	1,258
Assets held for sale	169	—
Liabilities held for sale	4,558	—
Other assets and liabilities, net	2,745	(108)
Cash provided by (used in) operating activities from continuing operations	1,017	(2,942)
Cash used in operating activities from discontinued operations	(481)	(6,622)
Cash provided by (used in) operating activities	536	(9,564)
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	2,087	5,049
Proceeds from sale of subsidiaries	950	7,775
Purchases of property, plant and equipment	(1,326)	(1,900)
Changes in restricted cash	(22)	(6,173)
Cash provided by investing activities from continuing operations	1,689	4,751
Cash provided by (used in) investing activities from discontinued operations	—	—
Cash provided by investing activities	1,689	4,751
Cash flows from financing activities:
Payments on capital leases	—	(436)
Payments on term loan facility	—	(3,128)
Cost of debt issuance	(2,306)	(2,306)
Payments to reacquire common stock	(504)	(351)
Cash used in financing activities from continuing operations	(2,810)	(6,221)
Cash provided by (used in) financing activities from discontinued operations	—	—
Cash used in financing activities	(2,810)	(6,221)
Effect of exchange rate changes on cash and cash equivalents	414	928
Net decrease in cash and cash equivalents	(171)	(10,106)
Cash and cash equivalents at beginning of period	41,420	58,832
Cash and cash equivalents at end of period	$41,249	$48,726
Supplemental disclosures of cash flow information:
Cash paid for interest (including discontinued operations)	$5,121	$3,800
Cash paid for income taxes (including discontinued operations)	$228	$1,156
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
The Company's Oil & Gas segment provides construction, maintenance and lifecycle extension services to the midstream markets. These services include pipeline construction to support the transportation and storage of hydrocarbons, including gathering, lateral and main-line pipeline systems, as well as, facilities construction such as pump stations, flow stations, gas compressor stations and metering stations. In addition, the Oil & Gas segment provides integrity construction, pipeline systems maintenance and tank services to a number of different customers. The Oil & Gas segment's tank services business is classified as held for sale at June 30, 2017. See Note 5 - Assets Held for Sale for more information.
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
2. Basis of Presentation
Condensed Consolidated Financial Information
The accompanying Condensed Consolidated Balance Sheet as of December 31, 2016, which has been derived from audited Consolidated Financial Statements, and the unaudited Condensed Consolidated Financial Statements as of June 30, 2017 and 2016, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. However, the Company believes the presentations and disclosures herein are adequate to make the information not misleading. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s December 31, 2016 audited Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
In the opinion of management, the unaudited Condensed Consolidated Financial Statements reflect all recurring adjustments necessary to fairly state the financial position as of June 30, 2017, and the results of operations and cash flows of the Company for all interim periods presented. The results of operations and cash flows for the six months ended June 30, 2017 are not necessarily indicative of the operating results and cash flows to be achieved for the full year.
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
The Company's operating income (loss) was positively impacted by $2.0 million and $1.7 million for the three and six months ended June 30, 2017, respectively, as a result of changes in contract estimates related to projects that were in progress at December 31, 2016. Included in these changes in contract estimates is a $2.0 million income recovery associated with a claim on a cross-country pipeline project in our Canada segment. The remainder of these changes in contract estimates are primarily attributed to, among other things, changes in estimated costs for certain individually immaterial projects as they progress to

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Basis of Presentation (continued)

completion; the realization of change orders related to work previously performed; and other changes in events, facts and circumstances during the period in which the estimate was revised.
The Company's operating loss was positively impacted by $1.0 million and $3.8 million for the three and six months ended June 30, 2016, respectively, as a result of changes in contract estimates related to projects that were in progress at December 31, 2015. These changes in contract estimates are primarily attributed to, among other things, changes in estimated costs for certain individually immaterial projects as they progress to completion; the realization of change orders related to work previously performed; and other changes in events, facts and circumstances during the period in which the estimate was revised.
Change in Presentation
In the second quarter of 2017, the Company adopted a change in presentation on its Condensed Consolidated Statements of Operations in order to present a "Contract income" line item that is consistent with its peers. "Contract income" is defined as contract revenue less contract costs (which is inclusive of both direct and indirect costs). Previously reported information has been modified to conform to this new presentation.
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
Accounting Standards Not Yet Adopted
In May 2017, the FASB issued ASU 2017-09, which clarifies when a change to the terms or conditions of a share-based payment award should be accounted for as a modification. An entity should account for the effects of a modification unless the fair value, vesting conditions and classification, as an equity instrument or a liability instrument, of the modified award are the same before and after a change to the terms or conditions of the share-based payment award. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company does not expect the new standard to have an impact on its Condensed Consolidated Financial Statements.
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
(Unaudited)

3. New Accounting Standards (continued)

Statements. At June 30, 2017 and December 31, 2016, approximately $40.2 million is recorded as “Restricted cash” on the Company's Condensed Consolidated Balance Sheets. These amounts are primarily composed of eligible pledged cash in the Company's June 30, 2017 and December 31, 2016 borrowing base calculation.
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
In May 2014, the FASB and the IASB issued ASU 2014-09 surrounding the recognition of revenue from contracts with customers. Under the new standard, a company will recognize revenue when it satisfies a performance obligation by transferring a promised good or service to a customer. Revenue will be recognized at an amount that reflects the consideration it expects to receive in exchange for those goods and services. The standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB deferred the effective date of the standard to December 15, 2017 with early adoption permitted. The standard can be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update at the date of initial application. Furthermore, in March, April, and May of 2016, the FASB issued ASUs 2016-08, 2016-10, and 2016-12, respectively, which provide practical expedients and clarification in regards to ASU 2014-09. ASU 2016-08 amends and clarifies the principal versus agent considerations under the new revenue recognition standard, which requires determination of whether the nature of a promise is to provide the specified good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by another party (that is, the entity is an agent); this determination affects the timing and amount of revenue recognition. ASU 2016-10 clarifies issues related to identifying performance obligations. ASU 2016-12 provides practical expedients and clarification pertaining to the exclusion of sales tax from the measurement of a transaction price, the measurement of non-cash consideration, allocation of a transaction price on the basis of all satisfied and unsatisfied performance obligations in a modified contract at transition, and the definition of a completed contract. The effective date of ASUs 2016-08, 2016-10, and 2016-12 is December 15, 2017 with early adoption permitted. The Company will adopt these standards using a modified retrospective approach with the cumulative effect recognized in retained earnings at the date of initial application. As part of its ongoing evaluation of the impact of these standards, the Company is holding regular meetings with key stakeholders from across the organization to discuss the impact of the standards on its existing contracts. The Company is utilizing a bottoms-up approach to analyze the impact of the standards on its portfolio of contracts by reviewing its current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standards to its existing revenue contracts. The Company expects to complete its evaluation and adopt these standards effective January 1, 2018.

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
Contract cost and recognized income not yet billed and related amounts billed as of June 30, 2017 and December 31, 2016 was as follows (in thousands):

	June 30, 2017	December 31, 2016
Cost incurred on contracts in progress	$264,816	$234,544
Recognized income	25,799	28,702
	290,615	263,246
Progress billings and advance payments	(274,233)	(256,246)
	$16,382	$7,000
Contract cost and recognized income not yet billed	$22,421	$11,938
Contract billings in excess of cost and recognized income	(6,039)	(4,938)
	$16,382	$7,000
Contract cost and recognized income not yet billed includes $4.5 million and $0.5 million at June 30, 2017 and December 31, 2016, respectively, on completed contracts.
The balances billed but not paid by customers pursuant to retainage provisions in certain contracts are generally due upon completion of the contracts and acceptance by the customer. Based on the Company’s experience with similar contracts in recent years, the majority of the retainage balances at each balance sheet date are expected to be collected within the next 12 months. Current retainage balances at June 30, 2017 and December 31, 2016, were approximately $10.8 million and $12.2 million, respectively, and are included in “Accounts receivable, net” in the Condensed Consolidated Balance Sheets. There were no retainage balances with settlement dates beyond the next 12 months at June 30, 2017 and December 31, 2016.
5. Assets Held for Sale
Components of assets held for sale as of June 30, 2017 and December 31, 2016 were as follows (in thousands):

	June 30, 2017	December 31, 2016
Accounts receivable, net	$6,242	$7,806
Contract cost and recognized income not yet billed	1,566	136
Prepaid expenses and other assets	33	61
Parts and supplies inventories	461	468
Property, plant and equipment, net	320	318
Intangible assets, net	260	260
Other long-term assets	—	1
Total assets held for sale	$8,882	$9,050

Accounts payable and accrued liabilities	$7,054	$3,789
Contract billings in excess of cost and recognized income	5,780	4,480
Other current liabilities	—	3
Other long-term liabilities	—	3
Total liabilities held for sale	$12,834	$8,275
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Intangible Assets
The Company's intangible assets with finite lives include customer relationships and trade names and are predominantly within the Utility T&D segment. The changes in the carrying amounts of intangible assets for the six months ended June 30, 2017 are detailed below (in thousands):

	Customer Relationships	Trademark / Tradename	Total
Balance as of December 31, 2016	$73,100	$3,748	$76,848
Amortization	(4,299)	(535)	(4,834)
Balance as of June 30, 2017	$68,801	$3,213	$72,014
Weighted average remaining amortization period	8.0 years	3.0 years
Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 15 years.
Estimated amortization expense for the remainder of 2017 and each of the subsequent five years and thereafter is as follows (in thousands):

Fiscal year:
Remainder of 2017	$4,834
2018	9,667
2019	9,667
2020	9,135
2021	8,597
2022	8,597
Thereafter	21,517
Total amortization	$72,014
7. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities as of June 30, 2017 and December 31, 2016 were as follows (in thousands):

	June 30, 2017	December 31, 2016
Trade accounts payable	$60,565	$34,770
Payroll and payroll liabilities	13,974	10,377
Accrued contract costs	20,159	15,840
Self-insurance accrual	6,752	11,210
Other accrued liabilities	12,342	11,291
Total accounts payable and accrued liabilities	$113,792	$83,488

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Long-term Debt
Long-term debt as of June 30, 2017 and December 31, 2016 was as follows (in thousands):

	June 30, 2017	December 31, 2016
Principal amount, 2014 Term Loan Facility	$92,224	$92,224
Repayment fee, 2014 Term Loan Facility	4,611	4,611
Unamortized discount, 2014 Term Loan Facility	(3,088)	(3,592)
Unamortized debt issuance costs, 2014 Term Loan Facility	(5,568)	(4,054)
Revolver borrowings	—	—
Total debt, net of unamortized discount and debt issuance costs	88,179	89,189
Less: current portion	—	—
Long-term debt, net	$88,179	$89,189
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
The term loans bear interest at the “Adjusted Base Rate” plus an applicable margin of 8.75 percent, or the “Eurodollar Rate” plus an applicable margin of 9.75 percent. The interest rate in effect at June 30, 2017 and December 31, 2016 was 11 percent, comprised of an applicable margin of 9.75 percent for Eurodollar Rate loans plus a LIBOR floor of 1.25 percent.
Unamortized debt issuance costs, primarily related to amendment fees associated with the 2014 Term Loan Facility, were $5.6 million and $4.1 million at June 30, 2017 and December 31, 2016, respectively. These costs are being amortized through the maturity date of the 2014 Term Loan Facility using the effective interest method.
The Company made no early payments during the six months ended June 30, 2017 and $3.1 million of early payments during the six months ended June 30, 2016 against its 2014 Term Loan Facility. As a result of these early payments, the Company recorded no debt extinguishment charges during the six months ended June 30, 2017 and $0.1 million of debt extinguishment charges, which consisted of the write-off of debt issuance costs, during the six months ended June 30, 2016.
The Company is also required to pay a repayment fee on the maturity date of the 2014 Term Loan Facility equal to 5.0 percent of the aggregate principal amount outstanding on the maturity date. The repayment fee was contingent upon the sale of the Company's Professional Services segment, which was completed on November 30, 2015. As a result, the Company is amortizing the repayment fee as a discount, from that date through the maturity date of the 2014 Term Loan Facility, using the effective interest method. The unamortized amount of the repayment fee is $3.1 million and $3.6 million at June 30, 2017 and December 31, 2016, respectively.
Since December 31, 2014, the Company has significantly reduced the balance under the 2014 Term Loan Facility. Under the provisions of the 2014 Term Credit Agreement, with respect to prepayments made from inception of the Term Loan through June 30, 2017, the Company has not been required to pay prepayment premiums in respect of the “makewhole amount.” However, future prepayments or refinancing of the balance of the 2014 Term Loan Facility will, in most cases, require the Company to pay a prepayment premium equal to the makewhole amount. The makewhole amount is calculated as the present value of all interest payments that would have been made on the amount prepaid from the date of the prepayment to December 15, 2019 (or June 15, 2019 if the prepayment is made on or after June 15, 2018) at a rate per annum equal to the sum of 9.75 percent plus the greater of 1.25 percent and the Eurodollar rate in effect on the date of the repayment.

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
The aggregate amount of commitments for the 2013 ABL Credit Facility is $100.0 million, which was previously comprised of $80.0 million for the U.S. facility (the “U.S. Facility”) and $20.0 million for the Canadian facility (the “Canadian Facility”). Effective June 16, 2017, pursuant to the Fifth Amendment to the 2013 ABL Credit Facility, the aggregate amount of commitments for the 2013 ABL Credit Facility is now comprised of $90.0 million for the U.S. Facility and $10.0 million for the Canadian Facility.
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
The Company is also required, as part of its borrowing base calculation, to include a minimum of $25.0 million of the net proceeds of the sale of Bemis, LLC and the balance of the Professional Services segment as eligible pledged cash. The Company has included $40.0 million as eligible pledged cash in its June 30, 2017 borrowing base calculation, which is included in “Restricted cash” on its Condensed Consolidated Balance Sheets.
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
Due to operating losses in 2016 driven, in part, by an overall lower volume of work and significant losses on a cross-country pipeline project in Canada, combined with its current forecast, the Company did not expect to be in compliance with the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the period from March 31, 2017 through December 31, 2017. As such, the Company obtained covenant relief pursuant to the Fifth Amendment.
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
Concurrent with the effectiveness of the Fifth Amendment, coupled with the Company's current forecasts, cash on hand, projected cash flow from operations and borrowing capacity under the 2013 ABL Credit Facility, the Company expects to meet its required financial covenants and have sufficient liquidity and capital resources to meet its obligations for at least the next twelve months; however, the Company's results of operations will need to improve in the third and fourth quarters of 2017 in order to meet its forecasts and required financial covenants.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Long-term Debt (continued)

As of June 30, 2017, the Company did not have any outstanding revolver borrowings, and its unused availability was $24.3 million, net of outstanding letters of credit of $61.6 million. If the Company’s unused availability under the 2013 ABL Credit Facility is less than the greater of (i) 15.0 percent of the revolving commitments or $15.0 million for five consecutive days, or (ii) 12.5 percent of the revolving commitments or $12.5 million at any time, or upon the occurrence of certain events of default under the 2013 ABL Credit Facility, the Company is subject to increased reporting requirements, the administrative agent shall have exclusive control over any deposit account, the Company will not have any right of access to, or withdrawal from, any deposit account, or any right to direct the disposition of funds in any deposit account, and amounts in any deposit account will be applied to reduce the outstanding amounts under the 2013 ABL Credit Facility. In addition, if the Company's unused availability under the 2013 ABL Credit Facility is less than the amounts described above, the Company would be required to comply with a Minimum Fixed Charge Coverage Ratio of 1.15 to 1.00. Based on its current forecasts, the Company does not expect its unused availability under the 2013 ABL Credit Facility to be less than the amounts described above and therefore does not expect the Minimum Fixed Charge Coverage Ratio to be applicable over the next twelve months. If the Minimum Fixed Charge Coverage Ratio were to become applicable, the Company would not expect to be in compliance over the next twelve months and would therefore be in default under its credit agreements.
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

•	limitations on liens and indebtedness;

•	limitations on dividends and other payments in respect of capital stock;

•	limitations on capital expenditures; and

•	limitations on modifications of the documentation of the 2013 ABL Credit Facility.
Fair Value of Debt
The estimated fair value of the Company’s debt instruments as of June 30, 2017 and December 31, 2016 was as follows (in thousands):

	June 30, 2017	December 31, 2016
2014 Term Loan Facility	$98,731	$95,577
Revolver borrowings	—	—
Total fair value of debt instruments	$98,731	$95,577
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
The effective tax rate on continuing operations was 12.9 percent for the six months ended June 30, 2017 and a negative 1.9 percent for the six months ended June 30, 2016. The tax benefit for discrete items for the six months ended June 30, 2017 was $0.8 million. This amount was composed primarily of a refund on the Company's 2010 and 2011 Texas Margins Tax audit and a refundable alternative minimum tax credit carry-forward. The tax benefit for discrete items was partially offset by a settlement of a transfer pricing audit in Canada. There was no tax benefit or expense for discrete items for the six months ended June 30, 2016.
The tax benefit for the six months ended June 30, 2017 was $2.8 million, which was composed primarily of a benefit on a loss in the Company's Canada segment, a refund on the Company's 2010 and 2011 Texas Margins Tax audit and a refundable alternative minimum tax credit carry-forward. The tax benefit was partially offset by a settlement of a transfer pricing audit in Canada. The tax provision for the six months ended June 30, 2016 was $0.4 million, primarily related to a provision on income in the Company's Canada segment and Texas Margins Tax.
The effective tax rate on continuing operations was 66.2 percent for the three months ended June 30, 2017 and a negative 3.4 percent for the three months ended June 30, 2016. The tax benefit for the three months ended June 30, 2017 was $2.2 million which relates to a benefit on a loss in the Company's Canada segment and a refund on the Company's 2010 and 2011 Texas Margins Tax audit. The benefit is partially offset by a settlement of a transfer pricing audit in Canada.
The Company has reserved for the benefit of current year losses in the United States. As of June 30, 2017, U.S. federal and state deferred tax assets continue to be covered by valuation allowances. In evaluating whether deferred tax assets are more likely than not to be realized, the Company considers the impact of reversing taxable temporary differences, future forecasted income and available tax planning strategies.
It is reasonably possible the unrecognized tax benefits may change between $0.0 million and $3.1 million within the next twelve months as a result of settling tax examinations related to 2008-2011.
10. Stockholders' Equity
Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Three Months Ended June 30, 2017 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income (loss)
Balance as of March 31, 2017	$(1,193)	$(2,555)	$(3,748)
Other comprehensive income before reclassifications	569	—	569
Amounts reclassified from accumulated other comprehensive income (loss)	—	271	271
Net current-period other comprehensive income	569	271	840
Balance as of June 30, 2017	$(624)	$(2,284)	$(2,908)

	Six Months Ended June 30, 2017 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income (loss)
Balance as of December 31, 2016	$(1,412)	$(2,822)	$(4,234)
Other comprehensive income before reclassifications	788	—	788
Amounts reclassified from accumulated other comprehensive income (loss)	—	538	538
Net current-period other comprehensive income	788	538	1,326
Balance as of June 30, 2017	$(624)	$(2,284)	$(2,908)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Stockholders' Equity (continued)

	Three Months Ended June 30, 2016 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income (loss)
Balance as of March 31, 2016	$(187)	$(3,639)	$(3,826)
Other comprehensive loss before reclassifications	(10)	—	(10)
Amounts reclassified from accumulated other comprehensive income (loss)	—	271	271
Net current-period other comprehensive income (loss)	(10)	271	261
Balance as of June 30, 2016	$(197)	$(3,368)	$(3,565)

	Six Months Ended June 30, 2016 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income (loss)
Balance as of December 31, 2015	$(1,965)	$(4,044)	$(6,009)
Other comprehensive income before reclassifications	1,768	—	1,768
Amounts reclassified from accumulated other comprehensive income (loss)	—	676	676
Net current-period other comprehensive income	1,768	676	2,444
Balance as of June 30, 2016	$(197)	$(3,368)	$(3,565)
Reclassifications From Accumulated Other Comprehensive Income (Loss)

Three Months Ended June 30, 2017 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$271	Interest expense
Total	$271

Six Months Ended June 30, 2017 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$538	Interest expense
Total	$538

Three Months Ended June 30, 2016 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$271	Interest expense
Total	$271

Six Months Ended June 30, 2016 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$676	Interest expense
Total	$676

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
Basic and diluted income (loss) per common share from continuing operations is computed as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss from continuing operations applicable to common shares (numerator for basic and diluted calculation)	$(1,121)	$(5,761)	$(18,857)	$(19,059)
Weighted average number of common shares outstanding for basic loss per share	62,170,910	61,299,334	62,001,129	61,064,935
Weighted average number of potentially dilutive common shares outstanding	—	—	—	—
Weighted average number of common shares outstanding for diluted loss per share	62,170,910	61,299,334	62,001,129	61,064,935
Loss per common share from continuing operations:
Basic	$(0.02)	$(0.09)	$(0.30)	$(0.31)
Diluted	$(0.02)	$(0.09)	$(0.30)	$(0.31)
The Company has excluded shares potentially issuable under the terms of use of the securities listed below from the computation of diluted income per share, as the effect would be anti-dilutive:

	Three Months Ended June 30,
	2017	2016
Stock options	—	50,000
Restricted stock and restricted stock units	199,000	455,054
	199,000	505,054
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
The CODM evaluates segment performance using operating income which is defined as contract revenue less contract costs and segment overhead, such as amortization related to intangible assets and general and administrative expenses that are directly attributable to the segment. In 2016, the Company implemented a change to its organizational structure such that corporate overhead costs, such as executive management, public company, accounting, tax and professional services, human resources and treasury, are no longer allocated to each segment. These costs are classified as “Corporate” in the tables below. Previously reported segment information has been modified to conform to this new presentation.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Segment Information (continued)

The following tables reflect the Company’s operations by reportable segment for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30, 2017
	Oil & Gas	Utility T&D	Canada	Corporate	Eliminations	Consolidated
Contract revenue	$49,032	$151,683	$26,732	$—	$—	$227,447
Contract costs	49,640	134,532	26,196	—	—	210,368
Contract income (loss)	(608)	17,151	536	—	—	17,079
Amortization of intangibles	27	2,390	—	—	—	2,417
General and administrative	2,724	3,777	2,002	5,366	—	13,869
Other charges	75	—	248	112	—	435
Operating income (loss)	$(3,434)	$10,984	$(1,714)	$(5,478)	$—	358
Non-operating expenses						(3,676)
Benefit for income taxes						(2,197)
Loss from continuing operations						(1,121)
Income from discontinued operations net of provision for income taxes						19
Net loss						$(1,102)

	Three Months Ended June 30, 2016
	Oil & Gas	Utility T&D	Canada	Corporate	Eliminations	Consolidated
Contract revenue	$54,739	$109,355	$29,496	$—	$(148)	$193,442
Contract costs	52,987	98,776	26,670	—	(148)	178,285
Contract income	1,752	10,579	2,826	—	—	15,157
Amortization of intangibles	50	2,389	—	—	—	2,439
General and administrative	2,299	3,857	1,535	6,829	—	14,520
Other charges	292	12	660	(25)	—	939
Operating income (loss)	$(889)	$4,321	$631	$(6,804)	$—	(2,741)
Non-operating expenses						(2,833)
Provision for income taxes						187
Loss from continuing operations						(5,761)
Loss from discontinued operations net of provision for income taxes						(658)
Net loss						$(6,419)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Segment Information (continued)

	Six Months Ended June 30, 2017
	Oil & Gas	Utility T&D	Canada	Corporate	Eliminations	Consolidated
Contract revenue	$71,464	$267,191	$52,692	$—	$—	$391,347
Contract costs	77,183	242,422	52,982	—	—	372,587
Contract income (loss)	(5,719)	24,769	(290)	—	—	18,760
Amortization of intangibles	54	4,780	—	—	—	4,834
General and administrative	4,910	8,221	4,057	10,036	—	27,224
Other charges	87	—	707	403	—	1,197
Operating income (loss)	$(10,770)	$11,768	$(5,054)	$(10,439)	$—	(14,495)
Non-operating expenses						(7,159)
Benefit for income taxes						(2,797)
Loss from continuing operations						(18,857)
Loss from discontinued operations net of provision for income taxes						(12)
Net loss						$(18,869)

	Six Months Ended June 30, 2016
	Oil & Gas	Utility T&D	Canada	Corporate	Eliminations	Consolidated
Contract revenue	$114,074	$206,644	$71,988	$—	$(234)	$392,472
Contract costs	112,830	185,564	65,356	—	(234)	363,516
Contract income	1,244	21,080	6,632	—	—	28,956
Amortization of intangibles	98	4,779	—	—	—	4,877
General and administrative	6,452	7,069	4,517	13,616	—	31,654
Other charges	1,330	12	660	2,625	—	4,627
Operating income (loss)	$(6,636)	$9,220	$1,455	$(16,241)	$—	(12,202)
Non-operating expenses						(6,503)
Provision for income taxes						354
Loss from continuing operations						(19,059)
Loss from discontinued operations net of provision for income taxes						(2,511)
Net loss						$(21,570)
Total assets by segment at June 30, 2017 and December 31, 2016 are presented below (in thousands):

	June 30, 2017	December 31, 2016
Oil & Gas	$43,514	$42,887
Utility T&D	228,802	201,339
Canada	43,894	47,704
Corporate	65,850	70,601
Total assets, continuing operations	$382,060	$362,531

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. Contingencies, Commitments and Other Circumstances
Contingencies
Litigation and Regulatory Matters Related to the Company’s October 21, 2014 Press Release Announcing the Restatement of Condensed Consolidated Financial Statements for the Quarterly Period Ended June 30, 2014
After the Company announced it would be restating its Condensed Consolidated Financial Statements for the quarterly period ended June 30, 2014, a complaint was filed in the United States District Court for the Southern District of Texas (“USDC”) on October 28, 2014 seeking class action status on behalf of purchasers of the Company’s stock and alleging damages on their behalf arising from the matters that led to the restatement. The original defendants in the case were the Company, its former chief executive officer, Robert R. Harl, and its current chief financial officer. On January 30, 2015, the court named two employee retirement systems as Lead Plaintiffs. Lead Plaintiffs filed their consolidated complaint, captioned In re Willbros Group, Inc. Securities Litigation, on March 31, 2015, adding as a defendant John T. McNabb, II, the former chief executive officer who had succeeded Mr. Harl, and claims regarding the restatement of the Company's Condensed Consolidated Financial Statements for the quarterly period ended March 31, 2014. On June 15, 2015, Lead Plaintiffs filed a second amended consolidated complaint, seeking unspecified damages and asserting violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Act”), based on alleged misrepresentations and omissions in the SEC filings and other public disclosures in 2014, primarily regarding internal controls, the performance of the Oil & Gas segment, compliance with debt covenants and liquidity, certain financial results and the circumstances surrounding Mr. Harl's departure. On July 27, 2015, the Company filed a motion to dismiss the case. At a hearing on May 24, 2016, the court granted the motion to dismiss in part and denied it in part. On July 22, 2016, the Company filed an answer to the suit denying the remaining allegations in the case, which complain of alleged misrepresentations and omissions in violation of the Act regarding internal controls, the performance of the Oil & Gas segment and Mr. Harl's departure. On June 28, 2017, Lead Plaintiffs filed a motion asking the Court to reconsider its order in 2016 dismissing certain claims and allow Lead Plaintiffs to replead two of the claims the Court has dismissed; the Company opposes the motion. The Company continues to vigorously defend against the Lead Plaintiffs' allegations, which the Company believes are without merit. The Company is not able at this time to determine the likelihood of loss, if any, arising from this matter.
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
Commitments
From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds and financial guarantees. Contracts with the Company’s customers may require the Company to secure letters of credit or surety bonds to secure the Company’s performance of contracted services. In such cases, the letters of credit or bond commitments can be called upon in the event of the Company's failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or surety bonds in lieu of contract retention provisions, where the client otherwise withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention letters of credit or bond commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. The Company also issues letters of credit from time to time to secure deductible obligations under its workers compensation, automobile and general liability policies. At June 30, 2017, the Company had approximately $61.6 million of outstanding letters of credit. This amount represents the maximum amount of payments the Company could be required to make if these letters of credit are drawn upon. Additionally, the Company issues surety bonds (primarily performance in nature) that are customarily required by commercial terms on construction projects. At June 30, 2017, these bonds outstanding had a face value of $137.3 million. This amount represents the bond penalty amount of future payments the Company could be required to make if the Company fails to perform its obligations under such contracts. The performance bonds do not have a stated expiration date; rather, each is released when the Company's performance of the contract is accepted by the customer. The Company’s maximum exposure as it relates to the value of the bonds outstanding is lowered on each bonded project as the cost to complete is reduced. As of June 30, 2017, no liability has been recognized for letters of credit or surety bonds.
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Fair Value Measurements
The FASB’s standard on fair value measurements defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance.
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
There were no transfers between levels in the second quarter of 2017 and 2016.
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
The Company attempts to negotiate contracts that provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no forward contracts or options at June 30, 2017 or December 31, 2016.
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Other Charges
The following table reflects the Company's other charges for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Equipment and facility lease abandonment	$115	$(174)	$94	$3,121
Loss on sale of subsidiary (1)	—	—	—	123
Employee severance charges	188	1,101	532	1,158
Restatement costs (2)	103	(81)	377	(46)
Accelerated stock vesting	29	93	194	271
Total	$435	$939	$1,197	$4,627
(1) Attributed to the 2016 sale of the Oil & Gas segment's fabrication business.
(2) Includes legal fees associated with the restatements of the Company's Condensed Consolidated Financial Statements for the quarterly periods ended March 31, 2014 and June 30, 2014. See Note 13 - Contingencies, Commitments and Other Circumstances for more information.
Activity in the accrual related to the equipment and facility lease abandonment charges during the six months ended June 30, 2017 is as follows (in thousands):

	Oil & Gas	Canada	Utility T&D	Corporate	Total
Accrued cost at December 31, 2016	$793	$290	$348	$4,048	$5,479
Cash payments	(155)	(67)	(95)	(730)	(1,047)
Non-cash charges (1)	—	—	—	165	165
Change in estimates	75	31	—	(12)	94
Accrued cost at June 30, 2017	$713	$254	$253	$3,471	$4,691
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
(Unaudited)

16. Discontinued Operations (continued)

Results of Discontinued Operations
Condensed Statements of Operations with respect to discontinued operations are as follows (in thousands) and are entirely related to the Professional Services segment:

	Three Months Ended June 30, 2017
	Professional Services	Hawkeye	Total
Contract revenue	$4	$—	$4
Contract costs	23	—	23
Loss on sale of subsidiary	—	—	—
General and administrative	288	(335)	(47)
Other charges	—	—	—
Operating income (loss)	(307)	335	28
Non-operating expenses	—	—	—
Pre-tax income (loss)	(307)	335	28
Provision for income taxes	9	—	9
Income (loss) from discontinued operations	$(316)	$335	$19

	Three Months Ended June 30, 2016
	Professional Services	Hawkeye	Total
Contract revenue	$745	$—	$745
Contract costs	947	—	947
Loss on sale of subsidiary	911	—	911
General and administrative	708	—	708
Other charges	(1,162)	—	(1,162)
Operating loss	(659)	—	(659)
Non-operating income	1	—	1
Pre-tax loss	(658)	—	(658)
Provision for income taxes	—	—	—
Loss from discontinued operations	$(658)	$—	$(658)

	Six Months Ended June 30, 2017
	Professional Services	Hawkeye	Total
Contract revenue	$683	$—	$683
Contract costs	261	—	261
Loss on sale of subsidiary	—	—	—
General and administrative	745	(320)	425
Other charges	—	—	—
Operating income (loss)	(323)	320	(3)
Non-operating expenses	—	—	—
Pre-tax income (loss)	(323)	320	(3)
Provision for income taxes	9	—	9
Income (loss) from discontinued operations	$(332)	$320	$(12)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16. Discontinued Operations (continued)

	Six Months Ended June 30, 2016
	Professional Services	Hawkeye	Total
Contract revenue	$1,869	$—	$1,869
Contract costs	2,017	—	2,017
Loss on sale of subsidiary	2,456	—	2,456
General and administrative	1,069	—	1,069
Other charges	(1,162)	—	(1,162)
Operating loss	(2,511)	—	(2,511)
Non-operating expenses	—	—	—
Pre-tax loss	(2,511)	—	(2,511)
Provision for income taxes	—	—	—
Loss from discontinued operations	$(2,511)	$—	$(2,511)
Condensed Balance Sheets with respect to discontinued operations are as follows (in thousands):

	June 30, 2017
	Professional Services	Hawkeye	Total
Accounts receivable, net	$2	$—	$2
Contract cost and recognized income not yet billed	46	—	46
Total assets associated with discontinued operations	48	—	48

Accounts payable and accrued liabilities	243	189	432
Contract billings in excess of costs and recognized income	—	—	—
Other current liabilities	391	—	391
Other long-term liabilities	824	—	824
Total liabilities associated with discontinued operations	1,458	189	1,647

Net liabilities associated with discontinued operations	$(1,410)	$(189)	$(1,599)

	December 31, 2016
	Professional Services	Hawkeye	Total
Accounts receivable, net	$313	$—	$313
Contract cost and recognized income not yet billed	192	—	192
Total assets associated with discontinued operations	505	—	505

Accounts payable and accrued liabilities	412	277	689
Contract billings in excess of costs and recognized income	358	—	358
Other current liabilities	531	—	531
Other long-term liabilities	995	—	995
Total liabilities associated with discontinued operations	2,296	277	2,573

Net liabilities associated with discontinued operations	$(1,791)	$(277)	$(2,068)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2017 and 2016, included in Item 1 of Part I of this Form 10-Q, and the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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
Our Oil & Gas segment provides construction, maintenance and lifecycle extension services to the midstream markets. These services include pipeline construction to support the transportation and storage of hydrocarbons, including gathering, lateral and main-line pipeline systems, as well as, facilities construction such as pump stations, flow stations, gas compressor stations and metering stations. In addition, the Oil & Gas segment provides integrity construction, pipeline systems maintenance and tank services to a number of different customers. Our Oil & Gas segment's tank services business is classified as held for sale at June 30, 2017. See Note 5 - Assets Held for Sale for more information.
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
Looking Forward
Our second quarter of 2017 contract revenue was the largest since the first quarter of 2015. New projects awarded late in the first quarter of 2017, coupled with ongoing maintenance work, propelled this growth. These increases in contract revenue contributed to a significant improvement in operating results in the second quarter of 2017 in comparison to the first quarter of 2017.
The outlook for the latter half of 2017 continues to improve and the prospects for 2018, particularly in the pipeline market, are significant. We have achieved some recent success in converting opportunities to backlog in our Oil & Gas segment, and the market remains strong. We now have improved visibility in the Oil & Gas segment for the remainder of 2017. The electric transmission and distribution market is also robust, and we anticipate our Utility T&D segment to continue its strong growth. Our Canada segment continues to face challenges in a difficult market as maintenance needs remain the primary focus of our customer base.

Successful project management and execution will be key drivers in sustaining improvement in our operating performance.
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
A reconciliation of Adjusted EBITDA from continuing operations to U.S. GAAP financial information follows (in thousands):

	Six Months Ended
	June 30, 2017	June 30, 2016
Loss from continuing operations	$(18,857)	$(19,059)
Interest expense	7,155	6,869
Interest income	(15)	(431)
Provision (benefit) for income taxes	(2,797)	354
Depreciation and amortization	9,957	11,309
EBITDA from continuing operations	(4,557)	(958)
Debt covenant suspension and extinguishment charges	—	63
Stock based compensation	1,534	2,401
Restructuring and reorganization costs	626	4,279
Legal fees associated with the restatements	377	(46)
Fort McMurray wildfire related costs	—	523
Gain on disposal of property and equipment	(1,433)	(2,934)
Adjusted EBITDA from continuing operations	$(3,453)	$3,328

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
At June 30, 2017, 12-month backlog was $546.9 million, and total backlog was $808.6 million. In comparison to December 31, 2016, 12-month backlog increased $127.0 million, and total backlog increased $16.1 million. The increase in both 12-month and total backlog is primarily related to significant discrete project additions in 2017 in all three of our segments. The increase in discrete project additions is partially offset by the work-off of our existing MSAs, specifically in our Utility T&D segment, which are subject to renewal options in future years. MSA work included in backlog extends only through the life of the contract. We intend to pursue the renewal of these MSAs upon expiration.
Approximately $26.4 million and $15.2 million of 12-month and total backlog at June 30, 2017 and December 31, 2016, respectively, is attributed to our tank services business, which is classified as held for sale at June 30, 2017. Our tank services business is included in our Oil & Gas segment.
The following tables (in thousands) show our 12-month and total backlog by operating segment and type of contract as of June 30, 2017 and December 31, 2016:

	12-Month Backlog
	June 30, 2017			December 31, 2016
	MSA	Discrete Contract	12-Month	MSA	Discrete Contract	12-Month
Oil & Gas	$—	$116,366	$116,366	$—	$28,827	$28,827
Utility T&D	291,991	63,489	355,480	312,681	37,317	349,998
Canada	49,191	25,860	75,051	33,430	7,611	41,041
12-Month Backlog	$341,182	$205,715	$546,897	$346,111	$73,755	$419,866

	Total Backlog
	June 30, 2017			December 31, 2016
	MSA	Discrete Contract	Total	MSA	Discrete Contract	Total
Oil & Gas	$—	$116,366	$116,366	$—	$28,827	$28,827
Utility T&D	474,377	66,499	540,876	607,061	49,777	656,838
Canada	125,476	25,860	151,336	99,182	7,611	106,793
Total Backlog	$599,853	$208,725	$808,578	$706,243	$86,215	$792,458
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In our Annual Report on Form 10-K for the year ended December 31, 2016, we identified and disclosed our significant accounting policies. Subsequent to December 31, 2016, there has been no change to our significant accounting policies.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
(in thousands)

	2017	2016	Change
Contract revenue
Oil & Gas	$49,032	$54,739	$(5,707)
Utility T&D	151,683	109,355	42,328
Canada	26,732	29,496	(2,764)
Eliminations	—	(148)	148
Total	227,447	193,442	34,005
Contract costs	210,368	178,285	32,083
Contract income	17,079	15,157	1,922
Amortization of intangibles	2,417	2,439	(22)
General and administrative	13,869	14,520	(651)
Other charges	435	939	(504)
Operating income (loss)
Oil & Gas	(3,434)	(889)	(2,545)
Utility T&D	10,984	4,321	6,663
Canada	(1,714)	631	(2,345)
Corporate	(5,478)	(6,804)	1,326
Total	358	(2,741)	3,099
Non-operating expenses	(3,676)	(2,833)	(843)
Loss from continuing operations before income taxes	(3,318)	(5,574)	2,256
Provision (benefit) for income taxes	(2,197)	187	(2,384)
Loss from continuing operations	(1,121)	(5,761)	4,640
Income (loss) from discontinued operations net of provision for income taxes	19	(658)	677
Net loss	$(1,102)	$(6,419)	$5,317
Consolidated Results
Contract Revenue
Contract revenue increased $34.0 million in the second quarter of 2017 primarily related to increased volume in our Utility T&D segment mainly through growth in discrete projects, increased work under our alliance agreement with Oncor and incremental storm restoration work between periods. The overall increase is partially offset with decreased revenue in our mainline pipeline, facilities and integrity construction service offerings in our Oil & Gas segment primarily due to a lower volume of work between periods.
Contract Income
Contract income increased $1.9 million in the second quarter of 2017 in conjunction with our overall revenue growth. However, contract margin was 7.5 percent in the second quarter of 2017 compared to 7.8 percent in the second quarter of 2016. The decrease in contract margin is primarily related to lower margins in our Oil & Gas and Canada segments due, in part, to lower productivity on ongoing projects. The overall decrease in contract margin is partially offset by increased productivity in our Utility T&D segment, which is in line with its revenue growth, as well as a $2.0 million income recovery associated with a claim on a cross-country pipeline project in our Canada segment.
Amortization of Intangibles
We recorded $2.4 million of intangible amortization expense in the second quarter of 2017 primarily related to the amortization of customer relationship and trademark intangibles associated with our Utility T&D segment. The small decrease from the second quarter of 2016 is related to the lack of intangible amortization associated with our tank services business in our Oil & Gas segment, which is held for sale at June 30, 2017.

General and Administrative Expenses
General and administrative expenses decreased $0.7 million in the second quarter of 2017. The decrease was primarily due to recent cost reduction initiatives in our corporate headquarters, as well as headcount reductions in our Oil & Gas and Canada segments. The overall decrease is partially offset by a reduction of gains on the sale of equipment, primarily in our Oil & Gas and Canada segments, between periods.
Other Charges
We recorded other charges of $0.4 million in the second quarter of 2017 primarily related to employee severance and termination costs and changes in facility lease abandonment estimates as well as legal fees associated with the restatement of our Condensed Consolidated Financial Statements for the quarterly periods ended March 31, 2014 and June 30, 2014. The decrease of $0.5 million from the second quarter of 2016 is primarily related to a reduction of employee severance and termination costs in the Oil & Gas and Canada segments between periods.
Operating Income (Loss)
Operating income increased $3.1 million in the second quarter of 2017 primarily driven by an increase in contract income and the decrease in general and administrative expenses and other charges primarily related to the factors discussed above.
Non-Operating Expenses
Non-operating expenses increased $0.8 million in the second quarter of 2017 primarily related to the favorable settlement of a contract dispute with a customer in the second quarter of 2016 that did not recur in the second quarter of 2017. The overall increase is also partly attributed to an increase in the amortization of Term Loan amendment fees between periods.
Provision (Benefit) for Income Taxes
Provision for income taxes decreased $2.4 million to a benefit of $2.2 million in the second quarter of 2017. The decrease in the provision is primarily attributed to a change from an income tax provision to an income tax benefit related to our Canada segment and a refund resulting from a Texas Margins Tax audit. The decrease is partially offset with a current quarter charge related to the settlement of a transfer pricing audit in Canada.
Income (Loss) from Discontinued Operations, Net of Taxes
Loss from discontinued operations decreased $0.7 million to near break-even in the second quarter of 2017 primarily due a working capital adjustment in the second quarter of 2016 in connection with the sale of our Professional Service segment, that did not recur in the second quarter of 2017. Working capital and all other post-closing adjustments associated with this sale were finalized during the year ended December 31, 2016. The decreased loss was also partly attributed to a reduction of insurance liabilities in the second quarter of 2017 associated with previously disposed businesses. The overall decrease was partially offset by changes in facility abandonment estimates that generated income in the second quarter of 2016. These changes in estimates did not recur in the second quarter of 2017.
Segment Results
Oil & Gas Segment
Contract revenue decreased $5.7 million in the second quarter of 2017 primarily related to a lower volume of work in our mainline pipeline, facilities and integrity construction service offerings between periods. The decrease was partially offset with revenue growth in our tank services business, which is held for sale at June 30, 2017.
Operating loss increased $2.5 million in the second quarter of 2017 primarily within our mainline pipeline, facilities and integrity construction service offerings and mostly related to the lower volume of work discussed above as well as lower productivity on ongoing projects, under-recovery of equipment costs and reduced gains on the sale of equipment between periods. The overall increase in operating loss was partially offset by a decrease in overhead costs related to headcount reductions in the prior year.
Utility T&D Segment
Contract revenue increased $42.3 million in the second quarter of 2017 primarily within our Southwest electric transmission construction service offerings, which includes increases in revenue from discrete projects, work under our alliance agreement with Oncor and incremental storm restoration work between periods. The increase is also partly attributed to revenue growth in our distribution service offerings and growth in our renewable energy service offerings.
Operating income increased $6.7 million in the second quarter of 2017 primarily driven by the revenue growth discussed above, which, coupled with consistent indirect and overhead costs between periods, generated an improvement in income from the second quarter of 2016.

Canada Segment
Contract revenue decreased $2.8 million in the second quarter of 2017 primarily related to a lower volume of work in our industrial and construction service offerings including the completion of certain larger tank projects in the second quarter of 2016 that did not recur in the second quarter of 2017. The overall decrease is also attributed to a lower volume of work in our fabrication and cross-country pipeline service offerings. The overall decrease was partially offset with growth in our construction and maintenance service offerings between periods as well as a $1.5 million revenue recovery associated with a claim on a cross-country pipeline project.
Operating income decreased $2.3 million to a loss of $1.7 million in the second quarter of 2017 primarily related to a lower volume of work discussed above, coupled with lower margins in our construction and maintenance service offerings due to lower productivity. In addition, the overall decrease was partly attributed to a reduction of gains on the sale of equipment between periods. The overall decrease was partially offset by a $2.0 million income recovery associated with a claim on a cross-country pipeline project, coupled with a decrease in overhead costs related to headcount reductions in the prior year.
Corporate
Corporate costs represent overhead costs, such as executive management, public company, accounting, tax and professional services, human resources and treasury, that are not directly related to the operations of the segments. The $1.3 million decrease in corporate costs in the second quarter of 2017 are primarily attributed to recently implemented cost reduction initiatives, including employee headcount reductions, across our corporate headquarters.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
(in thousands)

	2017	2016	Change
Contract revenue
Oil & Gas	$71,464	$114,074	$(42,610)
Utility T&D	267,191	206,644	60,547
Canada	52,692	71,988	(19,296)
Eliminations	—	(234)	234
Total	391,347	392,472	(1,125)
Contract costs	372,587	363,516	9,071
Contract income	18,760	28,956	(10,196)
Amortization of intangibles	4,834	4,877	(43)
General and administrative	27,224	31,654	(4,430)
Other charges	1,197	4,627	(3,430)
Operating income (loss)
Oil & Gas	(10,770)	(6,636)	(4,134)
Utility T&D	11,768	9,220	2,548
Canada	(5,054)	1,455	(6,509)
Corporate	(10,439)	(16,241)	5,802
Total	(14,495)	(12,202)	(2,293)
Non-operating expenses	(7,159)	(6,503)	(656)
Loss from continuing operations before income taxes	(21,654)	(18,705)	(2,949)
Provision (benefit) for income taxes	(2,797)	354	(3,151)
Loss from continuing operations	(18,857)	(19,059)	202
Loss from discontinued operations net of provision for income taxes	(12)	(2,511)	2,499
Net loss	$(18,869)	$(21,570)	$2,701
Consolidated Results
Contract Revenue
Contract revenue decreased $1.1 million in the first six months of 2017 primarily related to a lower volume of work in our mainline pipeline, facilities and integrity construction service offerings in our Oil & Gas segment, as well as within a number of service offerings in our Canada segment. The overall decrease was partially offset by increased volume in our Utility T&D segment mainly through growth in revenue from discrete projects, work under our alliance agreement with Oncor and incremental storm restoration work.
Contract Income
Contract income decreased $10.2 million in the first six months of 2017 as contract margin was 4.8 percent in the first six months of 2017 compared to 7.4 percent in the first six months of 2016. The decrease in contract margin is primarily related to lower margins in our Oil & Gas and Canada segments due, in part, to a lower volume of work and lower productivity on ongoing projects. The overall decrease in contract margin is also partly attributed to the composition of work performed in our Utility T&D segment in the first six months of 2017, where, although contract income has increased, contract margins are lower in comparison to the first six months of 2016.
Amortization of Intangibles
We recorded $4.8 million of intangible amortization expense in the first six months of 2017 primarily related to the amortization of customer relationship and trademark intangibles associated with our Utility T&D segment. The small decrease from the first six months of 2016 is related to the lack of intangible amortization associated with our tank services business in our Oil & Gas segment, which is held for sale at June 30, 2017.

General and Administrative Expenses
General and administrative expenses decreased $4.4 million in the first six months of 2017. The decrease was primarily due to recent cost reduction initiatives in our corporate headquarters, as well as headcount reductions in our Oil & Gas and Canada segments. The overall decrease is partially offset by a reduction of gains on the sale of equipment in all of our segments.

Other Charges
We recorded other charges of $1.2 million in the first six months of 2017 primarily related to employee severance and termination costs and legal fees associated with the restatement of our Condensed Consolidated Financial Statements for the quarterly periods ended March 31, 2014 and June 30, 2014. The decrease of $3.4 million from the first six months of 2016 is primarily related to equipment and facility lease abandonment charges that did not recur in the first six months of 2017, as well as an overall reduction in employee severance and termination costs discussed above.
Operating Loss
Operating loss increased $2.3 million in the first six months of 2017 primarily driven by the reduction in contract income and related margin discussed above. The overall increase is partially offset by a decrease in general and administrative expenses and other charges, including equipment and facility lease abandonment charges and employee severance and termination costs, between periods.
Non-Operating Expenses
Non-operating expenses increased $0.7 million in the first six months of 2017 primarily related to the favorable settlement of a contract dispute with a customer in the first six months of 2016 that did not recur in the first six months of 2017. The overall increase is also partly attributed to an increase in the amortization of Term Loan amendment fees between periods.
Provision (Benefit) for Income Taxes
Provision for income taxes decreased $3.2 million to a benefit of $2.8 million in the first six months of 2017. The decrease in the provision is primarily attributed to a change from an income tax provision to an income tax benefit related to our Canada segment, a refund resulting from a Texas Margins Tax audit and a refundable alternative minimum tax credit carry-forward. The decrease is partially offset with a current quarter charge related to the settlement of a transfer pricing audit in Canada.
Income (Loss) from Discontinued Operations, Net of Taxes
Loss from discontinued operations decreased $2.5 million to near break-even in the first six months of 2017 primarily due to working capital adjustments in the first six months of 2016 in connection with the sale of our Professional Service segment, that did not recur in the first six months of 2017. Working capital and all other post-closing adjustments associated with this sale were finalized during the year ended December 31, 2016. The decreased loss was also partly attributed to a reduction of insurance liabilities in the first six months of 2017 associated with previously disposed businesses. The overall decrease was partially offset by changes in facility abandonment estimates that generated income in the first six months of 2016. These changes in estimates did not recur in the first six months of 2017.
Segment Results
Oil & Gas Segment
Contract revenue decreased $42.6 million in the first six months of 2017 primarily in our mainline pipeline, facilities and integrity construction service offerings, due to a lower volume of work between periods. The decrease was partially offset with revenue growth in our tank services business, which is held for sale at June 30, 2017.
Operating loss increased $4.1 million in the first six months of 2017 primarily within our mainline pipeline, facilities and integrity construction service offerings and mostly related to the lower volume of work discussed above as well as lower margins on ongoing projects, under-recovery of equipment costs and reduced gains on the sale of equipment between periods. The overall increase in operating loss was partially offset by charges related to the abandonment of certain equipment leases in the first six months of 2016 that did not recur in the first six months of 2017, as well as a decrease in overhead costs primarily related to headcount reductions in the prior year.
Utility T&D Segment
Contract revenue increased $60.5 million in the first six months of 2017 primarily within our Southwest electric transmission construction service offerings in Texas, which includes increases in revenue from discrete projects, work under our alliance agreement with Oncor and incremental storm restoration work. The increase is also partly attributed to revenue growth in our distribution service offerings and our renewable energy service offerings.

Operating income increased $2.5 million in the first six months of 2017 primarily driven by the revenue growth discussed above. The increase is partially offset by the composition of work performed in the first six months of 2017, where margins are lower compared to the work performed in the first six months of 2016. The increase is also partially offset by increased employee-related costs and a reduction on gains on the sale of equipment across the entire segment between periods.
Canada Segment
Contract revenue decreased $19.3 million in the first six months of 2017 primarily related to a lower volume of work in our industrial and construction service offerings including the completion of certain larger tank projects in the first six months of 2016 that did not recur in the first six months of 2017. The overall decrease is also attributed to a lower volume of work in our fabrication and cross-country pipeline service offerings. The overall decrease was partially offset with a $1.5 million revenue recovery associated with a claim on a cross-country pipeline project.
Operating income decreased $6.5 million to a loss of $5.1 million in the first six months of 2017. The decrease is primarily related to a lower volume of work discussed above, coupled with reduced margins in our construction and maintenance service offerings due to lower productivity. In addition, the overall decrease was partly attributed to a reduction of gains on the sale of equipment between periods. The overall decrease was partially offset by a $2.0 million income recovery associated with a claim on a cross-country pipeline project, coupled with a decrease in overhead costs related to headcount reductions in the prior year.
Corporate
Corporate costs represent overhead costs, such as executive management, public company, accounting, tax and professional services, human resources and treasury, that are not directly related to the operations of the segments. The $5.8 million decrease in corporate costs in the first six months of 2017 is primarily attributed to recently implemented cost reduction initiatives, including employee headcount reductions, across our corporate headquarters. In addition, the overall decrease is partly attributed to a facility lease abandonment charge in the first six months of 2016 that did not recur in the first six months of 2017.
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
The term loans bear interest at the “Adjusted Base Rate” plus an applicable margin of 8.75 percent, or the “Eurodollar Rate” plus an applicable margin of 9.75 percent. The interest rate in effect at June 30, 2017 and December 31, 2016 was 11 percent, comprised of an applicable margin of 9.75 percent for Eurodollar Rate loans plus a LIBOR floor of 1.25 percent.
Unamortized debt issuance costs, primarily related to amendment fees associated with the 2014 Term Loan Facility, were $5.6 million and $4.1 million at June 30, 2017 and December 31, 2016, respectively. These costs are being amortized through the maturity date of the 2014 Term Loan Facility using the effective interest method.
We made no early payments during the six months ended June 30, 2017 and $3.1 million of early payments during the six months ended June 30, 2016 against our 2014 Term Loan Facility. As a result of these early payments, we recorded no debt extinguishment charges during the six months ended June 30, 2017 and $0.1 million of debt extinguishment charges, which consisted of the write-off of debt issuance costs, during the six months ended June 30, 2016.
We are also required to pay a repayment fee on the maturity date of the 2014 Term Loan Facility equal to 5.0 percent of the aggregate principal amount outstanding on the maturity date. The repayment fee was contingent upon the sale of our Professional Services segment, which was completed on November 30, 2015. As a result, we are amortizing the repayment fee as a discount, from that date through the maturity date of the 2014 Term Loan Facility, using the effective interest method. The unamortized amount of the repayment fee is $3.1 million and $3.6 million at June 30, 2017 and December 31, 2016, respectively.
Since December 31, 2014, we have significantly reduced the balance under the 2014 Term Loan Facility. Under the provisions of the 2014 Term Credit Agreement, with respect to prepayments made from inception of the Term Loan through June 30, 2017, we have not been required to pay prepayment premiums in respect of the “makewhole amount.” However, future prepayments or refinancing of the balance of the 2014 Term Loan Facility will, in most cases, require us to pay a prepayment premium equal to the makewhole amount. The makewhole amount is calculated as the present value of all interest payments that would have been made on the amount prepaid from the date of the prepayment to December 15, 2019 (or June 15, 2019 if the prepayment is made on or after June 15, 2018) at a rate per annum equal to the sum of 9.75 percent plus the greater of 1.25 percent and the Eurodollar rate in effect on the date of the repayment.
2013 ABL Credit Facility
On August 7, 2013, we entered into a five-year asset based senior revolving credit facility maturing on August 7, 2018 with Bank of America, N.A. serving as sole administrative agent for the lenders thereunder, collateral agent, issuing bank and swingline lender (as amended, the “2013 ABL Credit Facility”).
The aggregate amount of commitments for the 2013 ABL Credit Facility is $100.0 million, which was previously comprised of $80.0 million for the U.S. facility (the “U.S. Facility”) and $20.0 million for the Canadian facility (the “Canadian Facility”). Effective June 16, 2017, pursuant to the Fifth Amendment to the 2013 ABL Credit Facility, the aggregate amount of commitments for the 2013 ABL Credit Facility is now comprised of $90.0 million for the U.S. Facility and $10.0 million for the Canadian Facility.
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
We are also required, as part of our borrowing base calculation, to include a minimum of $25.0 million of the net proceeds of the sale of Bemis, LLC and the balance of the Professional Services segment as eligible pledged cash. We have included $40.0 million as eligible pledged cash in our June 30, 2017 borrowing base calculation, which is included in “Restricted cash” on our Condensed Consolidated Balance Sheets.
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
Due to operating losses in 2016 driven, in part, by an overall lower volume of work and significant losses on a cross-country pipeline project in Canada, combined with our current forecast, we did not expect to be in compliance with the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the period from March 31, 2017 through December 31, 2017. As such, we obtained covenant relief pursuant to the Fifth Amendment.
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

however, our results of operations will need to improve in the third and fourth quarters of 2017 in order to meet our forecasts and required financial covenants.
As of June 30, 2017, we did not have any outstanding revolver borrowings, and our unused availability was $24.3 million, net of outstanding letters of credit of $61.6 million. If our unused availability under the 2013 ABL Credit Facility is less than the greater of (i) 15.0 percent of the revolving commitments or $15.0 million for five consecutive days, or (ii) 12.5 percent of the revolving commitments or $12.5 million at any time, or upon the occurrence of certain events of default under the 2013 ABL Credit Facility, we are subject to increased reporting requirements, the administrative agent shall have exclusive control over any deposit account, we will not have any right of access to, or withdrawal from, any deposit account, or any right to direct the disposition of funds in any deposit account, and amounts in any deposit account will be applied to reduce the outstanding amounts under the 2013 ABL Credit Facility. In addition, if our unused availability under the 2013 ABL Credit Facility is less than the amounts described above, we would be required to comply with a Minimum Fixed Charge Coverage Ratio of 1.15 to 1.00. Based on our current forecasts, we do not expect our unused availability under the 2013 ABL Credit Facility to be less than the amounts described above and therefore do not expect the Minimum Fixed Charge Coverage Ratio to be applicable over the next twelve months. If the Minimum Fixed Charge Coverage Ratio were to become applicable, we would not expect to be in compliance over the next twelve months and would therefore be in default under our credit agreements.
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
Cash Balances
As of June 30, 2017, we had cash and cash equivalents of $41.2 million. Our cash and cash equivalent balances held in the United States and foreign countries were $30.5 million and $10.7 million, respectively. In 2011, we discontinued our strategy of reinvesting non-U.S. earnings in foreign operations. Accordingly, we may repatriate cash for corporate purposes without incurring additional tax expense.
Our working capital position (defined as current assets minus current liabilities) for continuing operations decreased $5.6 million to $84.8 million at June 30, 2017 from $90.4 million at December 31, 2016, primarily attributable to our operating loss for the first six months of 2017 coupled with a reduction of vendor payments between periods. We continue to take the necessary measures to manage our liquidity by focusing on cash collections, monitoring capital expenditures and taking steps to improve our cash flow from operations.
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
Cash flows provided by (used in) continuing operations by type of activity were as follows for the six months ended June 30, 2017 and 2016 (in thousands):

	2017	2016	Increase (Decrease)
Operating activities	$1,017	$(2,942)	$3,959
Investing activities	1,689	4,751	(3,062)
Financing activities	(2,810)	(6,221)	3,411
Effect of exchange rate changes	414	928	(514)
Cash provided by (used in) all continuing activities	$310	$(3,484)	$3,794

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
Operating activities from continuing operations provided net cash of $1.0 million during the six months ended June 30, 2017 as compared to $2.9 million cash used during the same period in 2016. The $3.9 million increase in operating cash flow is primarily a result of the following:

•	An increase in cash flow provided by accounts payable of $29.9 million primarily related to reduced vendor payments during the period;

•	An increase in cash flow provided by assets held for sale of $4.7 million primarily related to increased activity in our tank services business;

•	A decrease in cash flow used of $1.1 million primarily related to a decrease in state tax liabilities; and

•	An increase in cash flow provided by other assets and liabilities of $2.9 million attributed primarily to changes in business activity during the period.
These items were partially offset by:

•	A decrease in cash flow provided by accounts receivable of $23.5 million primarily related to higher accounts receivable balances in the period related to a higher volume of work between periods; and

•	A decrease in cash flow provided by contracts in progress of $11.4 million primarily related to decreased billings on projects during the period.
Investing Activities
Investing activities from continuing operations provided net cash of $1.7 million during the six months ended June 30, 2017 as compared to $4.8 million provided during the same period in 2016. The $3.1 million decrease in investing cash flow is primarily related to a $6.8 million decrease in proceeds from the sale of subsidiaries and a $3.0 million decrease in proceeds from property, plant and equipment which were partially offset by a $6.1 million decrease in restricted cash deposits and a $0.6 million decrease in purchases of property, plant and equipment between periods.
Financing Activities
Financing activities used net cash of $2.8 million during the six months ended June 30, 2017 as compared to $6.2 million used during the same period of 2016. The $3.4 million increase in financing cash flow is primarily related to a $3.1 decrease in payments against our Term Loan and a $0.4 million decrease in payments against our capital leases between periods.
Discontinued Operations
Discontinued operations used net cash of $0.5 million during the six months ended June 30, 2017 as compared to $6.6 million used during the six months ended June 30, 2016. The $6.1 million increase in discontinued operations cash flow is primarily due to changes in business activity between periods from services previously associated with our Professional Services segment.
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
During the second quarter of 2017, in order to maintain our financial flexibility, we renewed our universal shelf registration statement, which provides us with the ability to offer and sell equity and debt securities, subject to market conditions and our capital needs.
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
We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expense in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expense in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at June 30, 2017 and 2016.
Other
The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities shown in the Condensed Consolidated Balance Sheets approximate fair value at June 30, 2017 due to the generally short maturities of these items. At June 30, 2017, we invested primarily in short-term dollar denominated bank deposits. We have the ability and expect to hold our investments to maturity.

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
As of June 30, 2017, we have carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective in providing the reasonable assurance described above.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended June 30, 2017, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases of our common stock by us during the quarter ended June 30, 2017:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2017 - April 30, 2017	33,909	$2.70	—	—
May 1, 2017 - May 31, 2017	102,088	2.57	—	—
June 1, 2017 - June 30, 2017	662	2.38	—	—
Total	136,659	$2.60	—	—

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

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended, of Willbros Group, Inc., a Delaware corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3, Registration No. 333-218413).

3.2	Amended and Restated Bylaws of Willbros Group, Inc., a Delaware corporation (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-3, Registration No. 333-218413).

10.1
Fifth Amendment to Loan, Security and Guaranty Agreement dated as of June 16, 2017, by and among the Company, certain subsidiaries of the Company named therein, as U.S. Borrowers, Willbros Construction Services (Canada) L.P., as Canadian Borrower, the other persons party thereto as lenders, and Bank of America, N.A., in its capacity as collateral agent and administrative agent (filed as Exhibit 10 to the Company’s current report on Form 8-K dated June 16, 2017, filed June 20, 2017).

10.2	Willbros Group, Inc. 2017 Stock and Incentive Compensation Plan (the “2017 Stock Plan”) (filed as Exhibit C to the Company’s Proxy Statement on Schedule 14A, filed April 27, 2017).

10.3	Form of Restricted Stock Award Agreement (time-based employees) under the 2017 Stock Plan (filed as Exhibit 10.1 to the Company’s current report on Form 8-K dated June 1, 2017, filed June 1, 2017).

10.4	Form of Restricted Stock Award Agreement (non-employee directors) under the 2017 Stock Plan (filed as Exhibit 10.2 to the Company’s current report on Form 8-K dated June 1, 2017, filed June 1, 2017).

10.5
Form of Restricted Stock Units Award Agreement (time-based employees) under the 2017 Stock Plan (filed as Exhibit 10.3 to the Company’s current report on Form 8-K dated June 1, 2017, filed June 1, 2017).

10.6
Form of Restricted Stock Units Award Agreement (performance-based employees) under the 2017 Stock Plan (filed as Exhibit 10.4 to the Company’s current report on Form 8-K dated June 1, 2017, filed June 1, 2017).

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

WILLBROS GROUP, INC.

Date: July 31, 2017	By:	/s/ Van A. Welch
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

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended, of Willbros Group, Inc., a Delaware corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3, Registration No. 333-218413).

3.2	Amended and Restated Bylaws of Willbros Group, Inc., a Delaware corporation (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-3, Registration No. 333-218413).

10.1
Fifth Amendment to Loan, Security and Guaranty Agreement dated as of June 16, 2017, by and among the Company, certain subsidiaries of the Company named therein, as U.S. Borrowers, Willbros Construction Services (Canada) L.P., as Canadian Borrower, the other persons party thereto as lenders, and Bank of America, N.A., in its capacity as collateral agent and administrative agent (filed as Exhibit 10 to the Company’s current report on Form 8-K dated June 16, 2017, filed June 20, 2017).

10.2	Willbros Group, Inc. 2017 Stock and Incentive Compensation Plan (the “2017 Stock Plan”) (filed as Exhibit C to the Company’s Proxy Statement on Schedule 14A, filed April 27, 2017).

10.3	Form of Restricted Stock Award Agreement (time-based employees) under the 2017 Stock Plan (filed as Exhibit 10.1 to the Company’s current report on Form 8-K dated June 1, 2017, filed June 1, 2017).

10.4	Form of Restricted Stock Award Agreement (non-employee directors) under the 2017 Stock Plan (filed as Exhibit 10.2 to the Company’s current report on Form 8-K dated June 1, 2017, filed June 1, 2017).

10.5
Form of Restricted Stock Units Award Agreement (time-based employees) under the 2017 Stock Plan (filed as Exhibit 10.3 to the Company’s current report on Form 8-K dated June 1, 2017, filed June 1, 2017).

10.6
Form of Restricted Stock Units Award Agreement (performance-based employees) under the 2017 Stock Plan (filed as Exhibit 10.4 to the Company’s current report on Form 8-K dated June 1, 2017, filed June 1, 2017).

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