Form 10-Q
period 2017-09-30
Willbros Group, Inc.\NEW\
filed 2017-11-09
CIK 1449732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.05 par value, outstanding as of November 6, 2017 was 63,229,036.

WILLBROS GROUP, INC.
FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2017

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$31,294	$41,420
Accounts receivable, net	156,589	112,037
Contract cost and recognized income not yet billed	26,466	11,938
Prepaid expenses and other current assets	19,031	18,416
Parts and supplies inventories	908	800
Assets held for sale	12,235	9,050
Current assets associated with discontinued operations	69	505
Total current assets	246,592	194,166
Property, plant and equipment, net	31,915	38,123
Intangible assets, net	69,598	76,848
Restricted cash	40,333	40,206
Deferred income taxes	409	315
Other long-term assets	11,706	13,378
Total assets	$400,553	$363,036
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$147,327	$83,488
Contract billings in excess of cost and recognized income	13,067	4,938
Short-term borrowings under revolving credit facility	12,000	—
Accrued income taxes	310	311
Other current liabilities	6,002	6,253
Liabilities held for sale	9,712	8,275
Current liabilities associated with discontinued operations	1,554	1,578
Total current liabilities	189,972	104,843
Long-term debt obligations	88,927	89,189
Other long-term liabilities	34,324	32,872
Long-term liabilities associated with discontinued operations	1,035	995
Total liabilities	314,258	227,899
Contingencies and commitments (Note 13)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 105,000,000 shares authorized and 65,531,300 shares issued at September 30, 2017 (64,679,896 at December 31, 2016)	3,268	3,226
Additional paid-in capital	751,382	749,303
Accumulated deficit	(651,095)	(598,021)
Treasury stock at cost, 2,304,670 shares at September 30, 2017 (2,025,208 at December 31, 2016)	(15,679)	(15,137)
Accumulated other comprehensive loss	(1,581)	(4,234)
Total stockholders’ equity	86,295	135,137
Total liabilities and stockholders’ equity	$400,553	$363,036
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Contract revenue	$240,773	$174,821	$632,120	$567,293
Contract costs	252,961	162,806	625,548	526,322
Contract income (loss)	(12,188)	12,015	6,572	40,971
Amortization of intangibles	2,416	2,438	7,250	7,315
General and administrative	13,036	15,377	40,260	47,031
Other charges	149	519	1,346	5,146
Operating loss	(27,789)	(6,319)	(42,284)	(18,521)
Interest expense	(3,817)	(3,564)	(10,972)	(10,433)
Interest income	8	12	23	443
Debt covenant suspension and extinguishment charges	—	—	—	(63)
Other, net	21	2	2	—
Loss from continuing operations before income taxes	(31,577)	(9,869)	(53,231)	(28,574)
Provision (benefit) for income taxes	1,132	792	(1,665)	1,146
Loss from continuing operations	(32,709)	(10,661)	(51,566)	(29,720)
Loss from discontinued operations net of provision for income taxes	(1,496)	(1,325)	(1,508)	(3,836)
Net loss	$(34,205)	$(11,986)	$(53,074)	$(33,556)
Basic loss per share attributable to Company shareholders:
Loss from continuing operations	$(0.52)	$(0.17)	$(0.83)	$(0.49)
Loss from discontinued operations	(0.02)	(0.02)	(0.02)	(0.06)
Net loss	$(0.54)	$(0.19)	$(0.85)	$(0.55)
Diluted loss per share attributable to Company shareholders:
Loss from continuing operations	$(0.52)	$(0.17)	$(0.83)	$(0.49)
Loss from discontinued operations	(0.02)	(0.02)	(0.02)	(0.06)
Net loss	$(0.54)	$(0.19)	$(0.85)	$(0.55)
Weighted average number of common shares outstanding:
Basic	62,310,191	61,639,590	62,105,282	61,257,851
Diluted	62,310,191	61,639,590	62,105,282	61,257,851
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(34,205)	$(11,986)	$(53,074)	$(33,556)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	1,054	(495)	1,842	1,273
Changes in derivative financial instruments	273	273	811	949
Total other comprehensive income (loss) net of tax	1,327	(222)	2,653	2,222
Total comprehensive loss	$(32,878)	$(12,208)	$(50,421)	$(31,334)
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(53,074)	$(33,556)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	1,508	3,836
Depreciation and amortization	14,600	16,694
Debt covenant suspension and extinguishment charges	—	63
Stock-based compensation	2,121	3,269
Amortization of debt issuance costs	1,503	704
Non-cash interest expense	1,582	1,665
Provision (benefit) for deferred income taxes	(67)	487
Gain on disposal of property and equipment	(2,545)	(2,851)
Provision for bad debt	178	106
Changes in operating assets and liabilities:
Accounts receivable, net	(43,969)	16,466
Contract cost and recognized income not yet billed	(14,416)	3,648
Prepaid expenses and other current assets	(492)	177
Accounts payable and accrued liabilities	62,502	(14,105)
Accrued income taxes	(1)	(665)
Contract billings in excess of cost and recognized income	8,108	(3,438)
Assets held for sale	(3,185)	—
Liabilities held for sale	1,437	—
Other assets and liabilities, net	2,653	(732)
Cash used in operating activities from continuing operations	(21,557)	(8,232)
Cash used in operating activities from discontinued operations	(1,056)	(7,030)
Cash used in operating activities	(22,613)	(15,262)
Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	3,589	5,311
Proceeds from sale of subsidiaries	950	9,963
Purchases of property, plant and equipment	(2,132)	(2,528)
Changes in restricted cash	(127)	(6,107)
Cash provided by investing activities from continuing operations	2,280	6,639
Cash provided by (used in) investing activities from discontinued operations	—	—
Cash provided by investing activities	2,280	6,639
Cash flows from financing activities:
Proceeds from revolving credit facility	12,000	—
Payments on capital leases	—	(469)
Payments on term loan facility	—	(3,128)
Cost of debt issuance	(2,306)	(4,612)
Payments to reacquire common stock	(542)	(361)
Cash provided by (used in) financing activities from continuing operations	9,152	(8,570)
Cash provided by (used in) financing activities from discontinued operations	—	—
Cash provided by (used in) financing activities	9,152	(8,570)
Effect of exchange rate changes on cash and cash equivalents	1,055	620
Net decrease in cash and cash equivalents	(10,126)	(16,573)
Cash and cash equivalents at beginning of period	41,420	58,832
Cash and cash equivalents at end of period	$31,294	$42,259
Supplemental disclosures of cash flow information:
Cash paid for interest (including discontinued operations)	$7,780	$6,320
Cash paid for income taxes (including discontinued operations)	$446	$1,501
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Company and Organization
Company Information
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
The Company's Oil & Gas segment provides construction, maintenance and lifecycle extension services to the midstream markets. These services include pipeline construction to support the transportation and storage of hydrocarbons, including gathering, lateral and main-line pipeline systems, as well as, facilities construction such as pump stations, flow stations, gas compressor stations and metering stations. In addition, the Oil & Gas segment provides integrity construction and pipeline systems maintenance to a number of different customers. See Additional Sources and Uses of Capital below for more information related to the Company's future plans regarding the Oil & Gas segment.
The Oil & Gas segment's tank services business is classified as held for sale at September 30, 2017. See Note 5 - Assets Held for Sale for more information.
The Company's Utility T&D segment provides a wide range of services in electric and natural gas transmission and distribution, including comprehensive engineering, procurement, maintenance and construction, repair and restoration of utility infrastructure. These services include engineering, design, installation, maintenance, procurement and repair of electrical transmission, distribution, substation, wireless and gas distribution systems. The Company's Utility T&D segment conducts projects ranging from small engineering and consulting projects to multi-million dollar turnkey distribution, substation and transmission line projects, including those required for renewable energy facilities.
The Company's Canada segment provides construction, maintenance and fabrication services, including integrity and supporting civil work, pipeline construction, general mechanical and facility construction, API storage tanks, general and modular fabrication, along with electrical and instrumentation projects serving the Canadian energy and water industries.
Additional Sources and Uses of Capital
Due to significant operating losses during the third quarter of 2017 primarily driven by losses on two mainline pipeline construction projects and a small-diameter pipeline construction project in its Oil & Gas segment, an increased volume discount associated with its alliance agreement with a major customer and losses on two discrete projects in its Utility T&D segment, the Company was not in compliance with the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the quarterly period ended September 30, 2017. In addition, in combination with its current forecast, the Company did not expect to be in compliance with the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the period from December 31, 2017 through December 31, 2018. The Company also generated negative operating cash flow of approximately $22.6 million in the third quarter of 2017.
In response to the above, the Company performed the following mitigating actions to ensure it has sufficient liquidity and capital resources to meet its obligations for the next twelve months:

•
Announced plans to de-risk the Company by exiting the U.S. mainline pipeline construction business in the Oil & Gas segment. The Company plans to continue to perform facilities and integrity construction services as well as small-diameter pipeline construction services in the Northeast;

•	Obtained additional liquidity of $15.0 million in the form of a commitment for an additional term loan pursuant to a Sixth Amendment to the Company's 2014 Term Loan Facility (the “Sixth Amendment”);

•	Borrowed an additional $17.0 million under the 2013 ABL Credit Facility; and

•	Obtained covenant relief pursuant to the Sixth Amendment as follows.
The Sixth Amendment suspends compliance with the Maximum Total Leverage Ratio and the Minimum Interest Coverage Ratio covenants through December 31, 2017. In addition, under the Sixth Amendment, the Maximum Total Leverage Ratio will be 5.50 to 1.00 as of March 31, 2018 and will decrease to 4.50 to 1.00 as of June 30, 2018, 4.25 to 1.00 as of September 30, 2018 and 3.00 to 1.00 as of March 31, 2019, and thereafter. The Minimum Interest Coverage Ratio will be 1.75 to 1.00 as of March 31, 2018, will increase to 2.00 to 1.00 as of June 30, 2018, decrease to 1.50 to 1.00 as of December 31,

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Company and Organization (continued)

2018 and increase to 2.75 to 1.00 as of March 31, 2019, and thereafter. The Sixth Amendment also provides that, for the four-quarter period ending March 31, 2018, Consolidated EBITDA shall be equal to the sum of Consolidated EBITDA for the quarterly periods ending December 31, 2017 and March 31, 2018 multiplied by two, and, for the four-quarter period ending June 30, 2018, Consolidated EBITDA shall be equal to the annualized sum of Consolidated EBITDA for the quarterly periods ending December 31, 2017, March 31, 2018 and June 30, 2018.
In addition to the decision to exit the U.S. mainline pipeline construction business in the Oil & Gas segment, obtain additional liquidity pursuant to the Sixth Amendment and increase its revolver borrowings, the Company is evaluating options to extend, modify or refinance the 2013 ABL Credit Facility.
Concurrent with the effectiveness of the Sixth Amendment, the decision to exit the U.S. mainline pipeline construction business in the Oil & Gas segment and the expected ability to extend, modify or refinance the 2013 ABL Credit Facility, coupled with its cash on hand, including recent and additional anticipated borrowings under the 2013 ABL Credit Facility and the 2014 Term Loan Facility, its current forecasts and its projected cash flow from operations, the Company expects to meet its required financial covenants and have sufficient liquidity and capital resources to meet its obligations for at least the next twelve months. However, the Company's results of operations must improve in the fourth quarter of 2017 and into 2018 in order to meet its forecasts and required financial covenants. In addition, while the Company expects to extend, modify or refinance the 2013 ABL Credit Facility, there can be no assurance that the Company will be able to extend, modify or negotiate agreeable refinancing terms prior to the expiration of the 2013 ABL Credit Facility.
See Note 8 - Debt Obligations for more information on the Sixth Amendment.
2. Basis of Presentation
Condensed Consolidated Financial Information
The accompanying Condensed Consolidated Balance Sheet as of December 31, 2016, which has been derived from audited Consolidated Financial Statements, and the unaudited Condensed Consolidated Financial Statements as of September 30, 2017 and 2016, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. However, the Company believes the presentations and disclosures herein are adequate to make the information not misleading. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s December 31, 2016 audited Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
In the opinion of management, the unaudited Condensed Consolidated Financial Statements reflect all recurring adjustments necessary to fairly state the financial position as of September 30, 2017, and the results of operations and cash flows of the Company for all interim periods presented. The results of operations and cash flows for the nine months ended September 30, 2017 are not necessarily indicative of the operating results and cash flows to be achieved for the full year.
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
The Company's contract income (loss) was negatively impacted by $0.1 million for the three months ended September 30, 2017, and positively impacted by $1.6 million for the nine months ended September 30, 2017, as a result of changes in contract estimates related to projects that were in progress at December 31, 2016. Included in these changes in contract estimates for the nine months ended September 30, 2017 is a $2.0 million income recovery associated with a claim on a cross-country pipeline project in the Canada segment. The remainder of these changes in contract estimates are primarily attributed to, among other things, changes in estimated costs for certain individually immaterial projects as they progress to completion;

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Basis of Presentation (continued)

the realization of change orders related to work previously performed; and other changes in events, facts and circumstances during the period in which the estimate was revised.
The Company's contract income was positively impacted by $3.3 million and $7.1 million for the three and nine months ended September 30, 2016, respectively, as a result of changes in contract estimates related to projects that were in progress at December 31, 2015. These changes in contract estimates are primarily attributed to, among other things, changes in estimated costs for certain individually immaterial projects as they progress to completion; the realization of change orders related to work previously performed; and other changes in events, facts and circumstances during the period in which the estimate was revised.
Change in Presentation
In the second quarter of 2017, the Company adopted a change in presentation on its Condensed Consolidated Statements of Operations in order to present a “Contract income (loss)” line item that is consistent with its peers. “Contract income (loss)” is defined as contract revenue less contract costs (which is inclusive of both direct and indirect costs). Previously reported information has been modified to conform to this new presentation.
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
Accounting Standards Not Yet Adopted
In May 2017, the FASB issued ASU 2017-09, which clarifies when a change to the terms or conditions of a share-based payment award should be accounted for as a modification. An entity should account for the effects of a modification unless the fair value, vesting conditions and classification, as an equity instrument or a liability instrument, of the modified award are the same before and after a change to the terms or conditions of the share-based payment award. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company does not expect the new standard to have a material impact on its Condensed Consolidated Financial Statements.
In November 2016, the FASB issued ASU 2016-18, which requires a reporting entity to include restricted cash and restricted cash equivalents in its cash and cash-equivalent balances presented in the entity's statement of cash flows. A reconciliation between the statement of financial position and the statement of cash flows must be disclosed when the balance sheet includes more than one line item for cash, cash equivalents, restricted cash and restricted cash equivalents. Transfers between non-restricted and restricted cash should not be presented as cash flow activities in the statement of cash flows. Furthermore, an entity with a material restricted cash balance must disclose information regarding the nature of the restrictions. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those annual reporting periods. At September 30, 2017 and December 31, 2016, approximately $40.3 million and $40.2 million, respectively, is recorded as “Restricted cash” on the Company's Condensed Consolidated Balance Sheets. These amounts are primarily composed of eligible pledged cash in the Company's September 30, 2017 and December 31, 2016 borrowing base calculation. The Company will adopt this standard in the first quarter of 2018.
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
In August 2016, the FASB issued ASU 2016-15, which provides specific guidance for cash flow classifications of cash payments and receipts to reduce the diversity of treatment of such items. The standard is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods with early adoption permitted. The Company does not expect the new standard to have a material impact on its Condensed Consolidated Financial Statements.
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
In May 2014, the FASB issued ASU 2014-09 governing the recognition of revenue from contracts with customers. Under the new standard, a company will recognize revenue when it satisfies a performance obligation by transferring a promised good or service to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods and services. The standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB deferred the effective date of the standard to December 15, 2017 with early adoption permitted. The standard can be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update at the date of initial application. Furthermore, in March, April, and May of 2016, the FASB issued ASUs 2016-08, 2016-10, and 2016-12, respectively, which provide practical expedients and clarification in regards to ASU 2014-09. ASU 2016-08 amends and clarifies the principal versus agent considerations under the new revenue recognition standard, which requires determination of whether the nature of a promise is to provide the specified good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by another party (that is, the entity is an agent); this determination affects the timing and amount of revenue recognition. ASU 2016-10 clarifies issues related to identifying performance obligations. ASU 2016-12 provides practical expedients and clarification pertaining to the exclusion of sales tax from the measurement of a transaction price, the measurement of non-cash consideration, allocation of a transaction price on the basis of all satisfied and unsatisfied performance obligations in a modified contract at transition, and the definition of a completed contract. The effective date of ASUs 2016-08, 2016-10, and 2016-12 is December 15, 2017 with early adoption permitted. The Company will adopt the standards using a modified retrospective approach with the cumulative effect recognized in retained earnings at the date of initial application. As part of its ongoing evaluation of the impact of the standards, the Company is holding regular meetings with key stakeholders from across the organization to discuss the impact of the standards on its existing contracts. The Company is analyzing the impact of the standards on its portfolio of contracts by reviewing its current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standards to its existing revenue contracts. In addition, the Company is currently evaluating the related quantitative and qualitative disclosures arising from the standards. The Company will adopt the standards effective January 1, 2018.

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
Contract cost and recognized income not yet billed and related amounts billed as of September 30, 2017 and December 31, 2016 was as follows (in thousands):

	September 30, 2017	December 31, 2016
Cost incurred on contracts in progress	$309,315	$234,544
Recognized income	20,052	28,702
	329,367	263,246
Progress billings and advance payments	(315,968)	(256,246)
	$13,399	$7,000
Contract cost and recognized income not yet billed	$26,466	$11,938
Contract billings in excess of cost and recognized income	(13,067)	(4,938)
	$13,399	$7,000
Contract cost and recognized income not yet billed includes $0.9 million and $0.5 million at September 30, 2017 and December 31, 2016, respectively, on completed contracts.
The balances billed but not paid by customers pursuant to retainage provisions in certain contracts are generally due upon completion of the contracts and acceptance by the customer. Based on the Company’s contract terms in recent years, the majority of the retainage balances at each balance sheet date are expected to be collected within the next 12 months. Current retainage balances at September 30, 2017 and December 31, 2016, were approximately $18.9 million and $12.2 million, respectively, and are included in “Accounts receivable, net” in the Condensed Consolidated Balance Sheets. There were no retainage balances with settlement dates beyond the next 12 months at September 30, 2017 and December 31, 2016.
5. Assets Held for Sale
Components of assets held for sale as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

	September 30, 2017	December 31, 2016
Accounts receivable, net	$10,534	$7,806
Contract cost and recognized income not yet billed	575	136
Prepaid expenses and other assets	36	61
Parts and supplies inventories	455	468
Property, plant and equipment, net	375	318
Intangible assets, net	260	260
Other long-term assets	—	1
Total assets held for sale	$12,235	$9,050

Accounts payable and accrued liabilities	$5,794	$3,789
Contract billings in excess of cost and recognized income	3,918	4,480
Other current liabilities	—	3
Other long-term liabilities	—	3
Total liabilities held for sale	$9,712	$8,275
The above balances are comprised of the Company's tank services business, which is included in the Company's Oil & Gas segment. The tank services business is currently being actively marketed to outside parties, is expected to sell within the

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Assets Held for Sale (continued)

year and is measured at the lower of its carrying value or fair value less costs to sell. Depreciation and amortization related to property, plant and equipment and intangible assets ceased upon held for sale classification.
6. Intangible Assets
The Company's intangible assets with finite lives include customer relationships and trade names and are predominantly within the Utility T&D segment. The changes in the carrying amounts of intangible assets for the nine months ended September 30, 2017 are detailed below (in thousands):

	Customer Relationships	Trademark / Tradename	Total
Balance as of December 31, 2016	$73,100	$3,748	$76,848
Amortization	(6,447)	(803)	(7,250)
Balance as of September 30, 2017	$66,653	$2,945	$69,598
Weighted average remaining amortization period	7.8 years	2.8 years
Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 15 years.
Estimated amortization expense for the remainder of 2017 and each of the subsequent five years and thereafter is as follows (in thousands):

Fiscal year:
Remainder of 2017	$2,418
2018	9,667
2019	9,667
2020	9,135
2021	8,597
2022	8,597
Thereafter	21,517
Total amortization	$69,598
7. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

	September 30, 2017	December 31, 2016
Trade accounts payable	$64,243	$34,770
Payroll and payroll liabilities	17,424	10,377
Accrued contract costs	42,656	15,840
Self-insurance accrual	6,903	11,210
Other accrued liabilities	16,101	11,291
Total accounts payable and accrued liabilities	$147,327	$83,488

Accrued contract costs includes $4.2 million and $3.7 million at September 30, 2017 and December 31, 2016, respectively, related to provisions on loss projects.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Debt Obligations
The Company's debt obligations as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

	September 30, 2017	December 31, 2016
Aggregate outstanding principal balance, 2014 Term Loan Facility	$92,224	$92,224
Repayment fee, 2014 Term Loan Facility	4,611	4,611
Unamortized discount - repayment fee, 2014 Term Loan Facility	(2,821)	(3,592)
Unamortized debt issuance costs, 2014 Term Loan Facility	(5,087)	(4,054)
Revolver borrowings, 2013 ABL Credit Facility	12,000	—
Total debt obligations, net of unamortized discount and debt issuance costs	100,927	89,189
Less: short-term borrowings	(12,000)	—
Long-term debt obligations, net	$88,927	$89,189
2014 Term Loan Facility
On December 15, 2014, the Company entered into a credit agreement (the “2014 Term Credit Agreement”) among the Company, certain of its subsidiaries, as guarantors, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. Cortland Capital Market Services LLC currently serves as administrative agent under the 2014 Term Credit Agreement.
Principal, Interest and Maturity
The 2014 Term Credit Agreement initially provided for a five-year $270.0 million term loan facility (the “2014 Term Loan Facility”), which the Company drew in full on the effective date of the 2014 Term Credit Agreement. At September 30, 2017, the aggregate outstanding principal balance of the 2014 Term Loan Facility was $92.2 million. Effective November 6, 2017, the Company amended the 2014 Term Credit Agreement pursuant to the Sixth Amendment. The Sixth Amendment, among other things, provides for an additional term loan in an amount equal to $15.0 million, which will be pari passu in right of payment with, and secured on a pari passu basis with the aggregate outstanding principal balance of the Company's 2014 Term Loan Facility. The additional term loan is expected to be drawn in full during November 2017 and will bear the same maturity date as the aggregate outstanding principal balance of the Company's 2014 Term Loan Facility.
The 2014 Term Loan Facility initially bore interest at the “Adjusted Base Rate” plus an applicable margin of 8.75 percent, or the “Eurodollar Rate” plus an applicable margin of 9.75 percent. The interest rate in effect at September 30, 2017 and December 31, 2016 was 11 percent, which consisted of an applicable margin of 9.75 percent for Eurodollar Rate loans plus a LIBOR floor of 1.25 percent. Beginning with the date on which the additional term loan is funded, (the “Sixth Amendment Funding Date”), the interest rate will increase to 13 percent, consisting of an applicable margin of 11.75 percent for Eurodollar Rate loans plus a LIBOR floor of 1.25 percent. Beginning September 30, 2018, the applicable margin will increase an additional 100 basis points each quarterly period until maturity.
Makewhole
Under the 2014 Term Credit Agreement, with respect to prepayments made from inception of the Term Loan through September 30, 2017, the Company has not been required to pay prepayment premiums in respect of the “makewhole amount.” However, future prepayments or refinancing of the balance of the 2014 Term Loan Facility will require the Company to pay a prepayment premium equal to the makewhole amount and the repayment fee described below. Pursuant to the Sixth Amendment and beginning with the Sixth Amendment Funding Date, if a prepayment is made on or before September 30, 2018, the makewhole amount will be calculated as the present value of all interest payments that would have been made on the amount prepaid from the date of the prepayment to June 15, 2019 at a rate per annum equal to the sum of the applicable margin on the date of the prepayment plus the greater of 1.25 percent and the Eurodollar rate in effect on the date of the repayment. If a prepayment is made after September 30, 2018, the makewhole amount will be calculated as the present value of all interest payments that would have been made on the amount prepaid from the date of the prepayment to December 15, 2019 at a rate per annum equal to the sum of the applicable margin on the date of the prepayment plus the greater of 1.25 percent and the Eurodollar rate in effect on the date of the repayment.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Debt Obligations (continued)

Should a prepayment occur in full under the Sixth Amendment, the estimated makewhole amount due at future prepayment dates would be as follows (in thousands):

	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019
Makewhole	$20,328	$16,843	$13,358	$9,874	$16,888	$12,331	$7,595	$3,350
Prior to the Sixth Amendment Funding Date, the makewhole amount was calculated as the present value of all interest payments that would have been made on the amount prepaid from the date of the prepayment to December 15, 2019 (or June 15, 2019 if the prepayment is made on or after June 15, 2018) at a rate per annum equal to the sum of 9.75 percent plus the greater of 1.25 percent and the Eurodollar rate in effect on the date of the repayment.
Repayment Fee
The Company was also required to pay a repayment fee on the date of any prepayment and on the maturity date of the 2014 Term Loan Facility equal to a total of $4.6 million, which was 5.0 percent of the amount prepaid or 5.0 percent of the aggregate remaining outstanding principal balance on the maturity date. The Company is amortizing the repayment fee as a discount, from that date through the maturity date of the 2014 Term Loan Facility, using the effective interest method. The unamortized amount of the repayment fee was $2.8 million and $3.6 million at September 30, 2017 and December 31, 2016, respectively, based on the 5.0 percent repayment fee in effect as of those dates.
Pursuant to the Sixth Amendment and beginning with the Sixth Amendment Funding Date, the repayment fee will increase to a total of $9.7 million, which is 9.0 percent of the amount prepaid or 9.0 percent of the aggregate remaining outstanding principal balance on the maturity date.
Other
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
Unamortized debt issuance costs, primarily related to amendment fees associated with the 2014 Term Loan Facility, were $5.1 million and $4.1 million at September 30, 2017 and December 31, 2016, respectively. These costs are being amortized through the maturity date of the 2014 Term Loan Facility using the effective interest method.
The Company made no early payments during the nine months ended September 30, 2017 and $3.1 million of early payments during the nine months ended September 30, 2016 against its 2014 Term Loan Facility. As a result of these early payments, the Company recorded no debt extinguishment charges during the nine months ended September 30, 2017 and $0.1 million of debt extinguishment charges, which consisted of the write-off of debt issuance costs, during the nine months ended September 30, 2016.
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Debt Obligations (continued)

on the First Amendment Closing Date. In addition, the Company recorded debt extinguishment charges of approximately $0.8 million related to the write-off of debt issuance costs associated with the Company's 2014 Term Credit Agreement.
In consideration for the Third Amendment, Fourth Amendment and Fifth Amendment, the Company paid a total of $4.6 million in amendment fees in 2016 and $2.3 million in amendment fees during the nine months ended September 30, 2017. The amendment fees are recorded as direct deductions from the carrying amount of the 2014 Term Loan Facility and are being amortized through the maturity date of the 2014 Term Loan Facility using the effective interest method.
2013 ABL Credit Facility
On August 7, 2013, the Company entered into a five-year asset based senior revolving credit facility maturing on August 7, 2018 with Bank of America, N.A. serving as sole administrative agent for the lenders thereunder, collateral agent, issuing bank and swingline lender (as amended, the “2013 ABL Credit Facility”).
The aggregate amount of commitments for the 2013 ABL Credit Facility is $100.0 million, which is comprised of $90.0 million for the U.S. facility (the “U.S. Facility”) and $10.0 million for the Canadian facility (the “Canadian Facility”). In the third quarter of 2017, the Company borrowed $12.0 million under the 2013 ABL Credit Facility for working capital purposes and to fund revenue growth and operating losses. On November 6, 2017, the Company borrowed an additional $17.0 million under the 2013 ABL Credit Facility.
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
Advances under the U.S. and Canadian Facilities are limited to a borrowing base consisting of the sum of the following, less applicable reserves:

•	85 percent of the value of “eligible accounts” (as defined in the 2013 ABL Credit Facility);

•
the lesser of (i) 75 percent of the value of “eligible unbilled accounts” (as defined in the 2013 ABL Credit Facility) and (ii) $33.0 million minus the amount of eligible unbilled accounts then included in the borrowing base; and

•	“eligible pledged cash”.
The Company is also required, as part of its borrowing base calculation, to include a minimum of $25.0 million of the net proceeds of the sale of Bemis, LLC and the balance of the Professional Services segment as eligible pledged cash. The Company has included $40.0 million as eligible pledged cash in its September 30, 2017 borrowing base calculation, which is included in “Restricted cash” on its Condensed Consolidated Balance Sheets.
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

8. Debt Obligations (continued)

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
As of September 30, 2017, the Company's unused availability was $32.5 million, net of outstanding letters of credit of $55.5 million and outstanding revolver borrowings of $12.0 million. On November 6, 2017, the Company borrowed an additional $17.0 million under the 2013 ABL Credit Facility. If the Company’s unused availability under the 2013 ABL Credit Facility is less than the greater of (i) 15.0 percent of the revolving commitments or $15.0 million for five consecutive days, or (ii) 12.5 percent of the revolving commitments or $12.5 million at any time, or upon the occurrence of certain events of default under the 2013 ABL Credit Facility, the Company is subject to increased reporting requirements, the administrative agent shall have exclusive control over any deposit account, the Company will not have any right of access to, or withdrawal from, any deposit account, or any right to direct the disposition of funds in any deposit account, and amounts in any deposit account will be applied to reduce the outstanding amounts under the 2013 ABL Credit Facility. In addition, if the Company's unused availability under the 2013 ABL Credit Facility is less than the amounts described above, the Company would be required to comply with a Minimum Fixed Charge Coverage Ratio of 1.15 to 1.00. Based on its current forecasts, the Company does not expect its unused availability under the 2013 ABL Credit Facility to be less than the amounts described above and therefore does not expect the Minimum Fixed Charge Coverage Ratio to be applicable over the next twelve months. If the Minimum Fixed Charge Coverage Ratio were to become applicable, the Company would not expect to be in compliance over the next twelve months and would therefore be in default under its credit agreements.
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Debt Obligations (continued)

Fair Value of Debt
The estimated fair value of the Company’s debt instruments as of September 30, 2017 and December 31, 2016 was as follows (in thousands):

	September 30, 2017	December 31, 2016
2014 Term Loan Facility	$98,685	$95,577
Revolver borrowings, 2013 ABL Credit Facility	12,000	—
Total fair value of debt instruments	$110,685	$95,577
The 2014 Term Loan Facility and revolver borrowings under the 2013 ABL Credit Facility are classified within Level 2 of the fair value hierarchy. The fair value of the debt instruments have been estimated using discounted cash flow analyses based on the Company’s incremental borrowing rate for similar borrowing arrangements.
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
The effective tax rate on continuing operations is 3.1 percent for the nine months ended September 30, 2017 and a negative 4.0 percent for the nine months ended September 30, 2016. The tax benefit for discrete items for the nine months ended September 30, 2017 is $0.1 million and is primarily composed of a refund on the Company's 2010 and 2011 Texas Margins Tax audit and a refundable alternative minimum tax credit carry-forward, partially offset by a settlement of a transfer pricing audit in Canada. The tax provision for discrete items for the nine months ended September 30, 2016 is $0.9 million and is primarily composed of an alternative minimum tax credit.
The tax benefit for the nine months ended September 30, 2017 is $1.7 million and is primarily composed of a benefit on a loss in the Company's Canada segment, a refundable alternative minimum tax credit carry-forward and a refund on the Company's 2010 and 2011 Texas Margins Tax audit. The tax benefit is partially offset by a settlement of a transfer pricing audit in Canada. The tax provision for the nine months ended September 30, 2016 is $1.1 million and is primarily composed of an alternative minimum tax credit and Texas Margins Tax.
The effective tax rate on continuing operations is a negative 3.6 percent for the three months ended September 30, 2017 and a negative 8.0 percent for the three months ended September 30, 2016. The tax provision for the three months ended September 30, 2017 is $1.1 million and is primarily composed of a settlement of a transfer pricing audit in Canada, a reduction of a benefit on a loss in the Company's Canada segment and a reduction in a refundable alternative minimum tax credit carry-forward.
The Company has reserved for the benefit of current year losses in the United States. As of September 30, 2017, U.S. federal and state deferred tax assets continue to be covered by valuation allowances. In evaluating whether deferred tax assets are more likely than not to be realized, the Company considers the impact of reversing taxable temporary differences, future forecasted income and available tax planning strategies.
It is reasonably possible the unrecognized tax benefits may change between $0.0 million and $3.2 million within the next twelve months as a result of settling tax examinations related to 2008-2011.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Stockholders' Equity
Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Three Months Ended September 30, 2017 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income (loss)
Balance as of June 30, 2017	$(624)	$(2,284)	$(2,908)
Other comprehensive income before reclassifications	1,054	—	1,054
Amounts reclassified from accumulated other comprehensive income (loss)	—	273	273
Net current-period other comprehensive income	1,054	273	1,327
Balance as of September 30, 2017	$430	$(2,011)	$(1,581)

	Nine Months Ended September 30, 2017 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income (loss)
Balance as of December 31, 2016	$(1,412)	$(2,822)	$(4,234)
Other comprehensive income before reclassifications	1,842	—	1,842
Amounts reclassified from accumulated other comprehensive income (loss)	—	811	811
Net current-period other comprehensive income	1,842	811	2,653
Balance as of September 30, 2017	$430	$(2,011)	$(1,581)

	Three Months Ended September 30, 2016 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income (loss)
Balance as of June 30, 2016	$(197)	$(3,368)	$(3,565)
Other comprehensive loss before reclassifications	(495)	—	(495)
Amounts reclassified from accumulated other comprehensive income (loss)	—	273	273
Net current-period other comprehensive income (loss)	(495)	273	(222)
Balance as of September 30, 2016	$(692)	$(3,095)	$(3,787)

	Nine Months Ended September 30, 2016 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income (loss)
Balance as of December 31, 2015	$(1,965)	$(4,044)	$(6,009)
Other comprehensive income before reclassifications	1,273	—	1,273
Amounts reclassified from accumulated other comprehensive income (loss)	—	949	949
Net current-period other comprehensive income	1,273	949	2,222
Balance as of September 30, 2016	$(692)	$(3,095)	$(3,787)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Stockholders' Equity (continued)

Reclassifications From Accumulated Other Comprehensive Income (Loss)

Three Months Ended September 30, 2017 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$273	Interest expense
Total	$273

Nine Months Ended September 30, 2017 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$811	Interest expense
Total	$811

Three Months Ended September 30, 2016 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$273	Interest expense
Total	$273

Nine Months Ended September 30, 2016 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$949	Interest expense
Total	$949

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
Basic and diluted income (loss) per common share from continuing operations is computed as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss from continuing operations applicable to common shares (numerator for basic and diluted calculation)	$(32,709)	$(10,661)	$(51,566)	$(29,720)
Weighted average number of common shares outstanding for basic loss per share	62,310,191	61,639,590	62,105,282	61,257,851
Weighted average number of potentially dilutive common shares outstanding	—	—	—	—
Weighted average number of common shares outstanding for diluted loss per share	62,310,191	61,639,590	62,105,282	61,257,851
Loss per common share from continuing operations:
Basic	$(0.52)	$(0.17)	$(0.83)	$(0.49)
Diluted	$(0.52)	$(0.17)	$(0.83)	$(0.49)
The Company has excluded shares potentially issuable under the terms of use of the securities listed below from the computation of diluted income per share, as the effect would be anti-dilutive:

	Three Months Ended September 30,
	2017	2016
Stock options	—	31,522
Restricted stock and restricted stock units	324,428	52,677
	324,428	84,199
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Segment Information (continued)

The following tables reflect the Company’s operations by reportable segment for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30, 2017
	Oil & Gas	Utility T&D	Canada	Corporate	Eliminations	Consolidated
Contract revenue	$75,284	$129,906	$35,583	$—	$—	$240,773
Contract costs	88,114	131,142	33,705	—	—	252,961
Contract income (loss)	(12,830)	(1,236)	1,878	—	—	(12,188)
Amortization of intangibles	27	2,389	—	—	—	2,416
General and administrative	1,962	3,850	1,910	5,314	—	13,036
Other charges (income)	(53)	—	264	(62)	—	149
Operating loss	$(14,766)	$(7,475)	$(296)	$(5,252)	$—	(27,789)
Non-operating expenses						(3,788)
Provision for income taxes						1,132
Loss from continuing operations						(32,709)
Loss from discontinued operations net of provision for income taxes						(1,496)
Net loss						$(34,205)

	Three Months Ended September 30, 2016
	Oil & Gas	Utility T&D	Canada	Corporate	Eliminations	Consolidated
Contract revenue	$33,100	$106,422	$35,355	$—	$(56)	$174,821
Contract costs	34,192	95,461	33,209	—	(56)	162,806
Contract income (loss)	(1,092)	10,961	2,146	—	—	12,015
Amortization of intangibles	48	2,390	—	—	—	2,438
General and administrative	2,998	4,324	2,174	5,881	—	15,377
Other charges (income)	245	(15)	313	(24)	—	519
Operating income (loss)	$(4,383)	$4,262	$(341)	$(5,857)	$—	(6,319)
Non-operating expenses						(3,550)
Provision for income taxes						792
Loss from continuing operations						(10,661)
Loss from discontinued operations net of provision for income taxes						(1,325)
Net loss						$(11,986)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Segment Information (continued)

	Nine Months Ended September 30, 2017
	Oil & Gas	Utility T&D	Canada	Corporate	Eliminations	Consolidated
Contract revenue	$146,748	$397,097	$88,275	$—	$—	$632,120
Contract costs	165,297	373,564	86,687	—	—	625,548
Contract income (loss)	(18,549)	23,533	1,588	—	—	6,572
Amortization of intangibles	81	7,169	—	—	—	7,250
General and administrative	6,872	12,071	5,967	15,350	—	40,260
Other charges	34	—	971	341	—	1,346
Operating income (loss)	$(25,536)	$4,293	$(5,350)	$(15,691)	$—	(42,284)
Non-operating expenses						(10,947)
Benefit for income taxes						(1,665)
Loss from continuing operations						(51,566)
Loss from discontinued operations net of provision for income taxes						(1,508)
Net loss						$(53,074)

	Nine Months Ended September 30, 2016
	Oil & Gas	Utility T&D	Canada	Corporate	Eliminations	Consolidated
Contract revenue	$147,174	$313,066	$107,343	$—	$(290)	$567,293
Contract costs	147,022	281,025	98,565	—	(290)	526,322
Contract income	152	32,041	8,778	—	—	40,971
Amortization of intangibles	146	7,169	—	—	—	7,315
General and administrative	9,450	11,393	6,691	19,497	—	47,031
Other charges (income)	1,575	(3)	973	2,601	—	5,146
Operating income (loss)	$(11,019)	$13,482	$1,114	$(22,098)	$—	(18,521)
Non-operating expenses						(10,053)
Provision for income taxes						1,146
Loss from continuing operations						(29,720)
Loss from discontinued operations net of provision for income taxes						(3,836)
Net loss						$(33,556)
Total assets by segment at September 30, 2017 and December 31, 2016 are presented below (in thousands):

	September 30, 2017	December 31, 2016
Oil & Gas	$78,981	$42,887
Utility T&D	214,176	201,339
Canada	44,504	47,704
Corporate	62,823	70,601
Total assets, continuing operations	$400,484	$362,531

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. Contingencies, Commitments and Other Circumstances
Contingencies
Litigation and Regulatory Matters Related to the Company’s October 21, 2014 Press Release Announcing the Restatement of Condensed Consolidated Financial Statements for the Quarterly Period Ended June 30, 2014
After the Company announced it would be restating its Condensed Consolidated Financial Statements for the quarterly period ended June 30, 2014, a complaint was filed in the United States District Court for the Southern District of Texas (“USDC”) on October 28, 2014 seeking class action status on behalf of purchasers of the Company’s stock and alleging damages on their behalf arising from the matters that led to the restatement. The original defendants in the case were the Company, its former chief executive officer, Robert R. Harl, and its former chief financial officer, Van A. Welch. On January 30, 2015, the court named two employee retirement systems as Lead Plaintiffs. Lead Plaintiffs filed their consolidated complaint, captioned In re Willbros Group, Inc. Securities Litigation, on March 31, 2015, adding as a defendant John T. McNabb, II, the former chief executive officer who had succeeded Mr. Harl, and claims regarding the restatement of the Company's Condensed Consolidated Financial Statements for the quarterly period ended March 31, 2014. On June 15, 2015, Lead Plaintiffs filed a second amended consolidated complaint, seeking unspecified damages and asserting violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Act”), based on alleged misrepresentations and omissions in the SEC filings and other public disclosures in 2014, primarily regarding internal controls, the performance of the Oil & Gas segment, compliance with debt covenants and liquidity, certain financial results and the circumstances surrounding Mr. Harl's departure. On July 27, 2015, the Company filed a motion to dismiss the case. At a hearing on May 24, 2016, the court granted the motion to dismiss in part and denied it in part. On July 22, 2016, the Company filed an answer to the suit denying the remaining allegations in the case, which complain of alleged misrepresentations and omissions in violation of the Act regarding internal controls, the performance of the Oil & Gas segment and Mr. Harl's departure. On June 28, 2017, Lead Plaintiffs filed a motion asking the Court to reconsider its order in 2016 dismissing certain claims and allow Lead Plaintiffs to replead two of the claims the Court has dismissed; the Company opposes the motion; the Court has heard oral argument but has not ruled. The Company continues to vigorously defend against the Lead Plaintiffs' allegations, which the Company believes are without merit. The Company is not able at this time to determine the likelihood of loss, if any, arising from this matter.
In addition, two shareholder derivative lawsuits were filed purportedly on behalf of the Company in connection with the restatement. The first, Markovich v. Harl et al, was filed on November 6, 2014 in the District Court of Harris County, Texas. The second, Kumararatne v. McNabb et al, was filed on March 4, 2015 in the USDC, but was voluntarily dismissed by the plaintiff on April 23, 2015. The Markovich lawsuit named certain former officers and current and former members of the Company's board of directors as defendants and the Company as a nominal defendant. The lawsuit alleged that the officer and board member defendants breached their fiduciary duties by permitting the Company’s internal controls to be inadequate, failing to prevent the restatements, and wasting corporate assets, and that the defendants were unjustly enriched. The defendants sought dismissal of the lawsuit on the grounds that the plaintiff failed to make demand upon the Company’s board to bring the lawsuit, and, on February 23, 2016, the court sustained the defendants’ motion and dismissed the lawsuit with prejudice. On March 10, 2016, the plaintiff filed a motion for reconsideration and asked the court for leave to amend its lawsuit. The court granted the plaintiff’s motion in part, allowing an amended petition, which was filed on April 18, 2016. The Plaintiff’s Second Amended Petition added Ravi Kumararatne as a plaintiff and added claims for breach of fiduciary duty against the former officers and officer and board of director defendants related to the departure of former Company executives, financial controls, and compliance with the Company’s debt covenants. The Company sought dismissal of the amended petition on the grounds the plaintiffs failed to make a demand upon the Company’s board to bring the lawsuit. In response, plaintiffs filed a Third Amended Petition on June 24, 2016, purporting to add additional facts to support their allegations, including their allegation that they were excused from making a demand upon the board because, they claimed, such demand would be futile. Believing the claims added by plaintiffs were without merit, the Company sought to dismiss this latest pleading. After hearing argument on the motion, the court issued an order on October 24, 2016, sustaining the Company's objections to plaintiffs' latest pleading and again dismissed the lawsuit with prejudice. Plaintiffs' motion for reconsideration was denied on December 21, 2016. Plaintiffs filed a Notice of Appeal on January 20, 2017. The appeal is assigned to the 14th Court of Appeals, Houston, Texas; the court has set the appeal for oral argument.
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
Commitments
From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds and financial guarantees. Contracts with the Company’s customers may require the Company to secure letters of credit or surety bonds to secure the Company’s performance of contracted services. In such cases, the letters of credit or bond commitments can be called upon in the event of the Company's failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or surety bonds in lieu of contract retention provisions, where the client otherwise withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention letters of credit or bond commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. The Company also issues letters of credit from time to time to secure deductible obligations under its workers compensation, automobile and general liability policies. At September 30, 2017, the Company had approximately $55.5 million of outstanding letters of credit. This amount represents the maximum amount of payments the Company could be required to make if these letters of credit are drawn upon. Additionally, the Company issues surety bonds (primarily performance in nature) that are customarily required by commercial terms on construction projects. At September 30, 2017, these bonds outstanding had a face value of $145.4 million. This amount represents the bond penalty amount of future payments the Company could be required to make if the Company fails to perform its obligations under such contracts. The performance bonds do not have a stated expiration date; rather, each is released when the Company's performance of the contract is accepted by the customer. The Company’s maximum exposure as it relates to the value of the bonds outstanding is lowered on each bonded project as the cost to complete is reduced. As of September 30, 2017, no liability has been recognized for letters of credit or surety bonds.
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
There were no transfers between levels in the third quarter of 2017 and 2016.
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and debt obligations. The fair value estimates of the Company’s financial instruments have been determined using available market information and appropriate valuation methodologies and approximate carrying value.
Hedging Arrangements
The Company is exposed to market risk associated with changes in non-U.S. currency exchange rates. To mitigate its risk, the Company may borrow in Canadian dollars under its Canadian Facility to settle U.S. dollar account balances.
The Company attempts to negotiate contracts that provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no forward contracts or options at September 30, 2017 or December 31, 2016.
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Other Charges
The following table reflects the Company's other charges for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Equipment and facility lease abandonment	$(345)	$217	$(251)	$3,338
Loss on sale of subsidiary (1)	—	207	—	330
Employee severance charges	254	91	786	1,249
Restatement costs (2)	240	4	617	(42)
Accelerated stock vesting	—	—	194	271
Total	$149	$519	$1,346	$5,146
(1) Resulted from the 2016 sale of the Oil & Gas segment's fabrication business.
(2) Includes legal fees associated with the restatements of the Company's Condensed Consolidated Financial Statements for the quarterly periods ended March 31, 2014 and June 30, 2014. See Note 13 - Contingencies, Commitments and Other Circumstances for more information.
Activity in the accrual related to the equipment and facility lease abandonment charges during the nine months ended September 30, 2017 is as follows (in thousands):

	Oil & Gas	Canada	Utility T&D	Corporate	Total
Accrued cost at December 31, 2016	$793	$290	$348	$4,048	$5,479
Cash payments	(225)	(102)	(136)	(930)	(1,393)
Non-cash charges (1)	—	—	—	247	247
Change in estimates	22	41	—	(314)	(251)
Accrued cost at September 30, 2017	$590	$229	$212	$3,051	$4,082
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16. Discontinued Operations (continued)

Results of Discontinued Operations
Condensed Statements of Operations with respect to discontinued operations are as follows (in thousands) and are primarily related to the Professional Services segment:

	Three Months Ended September 30, 2017
	Professional Services	Hawkeye	Total
Contract revenue	$24	$—	$24
Contract costs	154	—	154
General and administrative	501	340	841
Other charges	525	—	525
Operating loss	(1,156)	(340)	(1,496)
Non-operating expenses	—	—	—
Pre-tax loss	(1,156)	(340)	(1,496)
Provision for income taxes	—	—	—
Loss from discontinued operations	$(1,156)	$(340)	$(1,496)

	Three Months Ended September 30, 2016
	Professional Services	Hawkeye	Total
Contract revenue	$—	$—	$—
Contract costs	276	—	276
General and administrative	651	296	947
Other charges	102	—	102
Operating loss	(1,029)	(296)	(1,325)
Non-operating expenses	—	—	—
Pre-tax loss	(1,029)	(296)	(1,325)
Provision for income taxes	—	—	—
Loss from discontinued operations	$(1,029)	$(296)	$(1,325)

	Nine Months Ended September 30, 2017
	Professional Services	Hawkeye	Total
Contract revenue	$707	$—	$707
Contract costs	415	—	415
Loss on sale of subsidiary	—	—	—
General and administrative	1,246	20	1,266
Other charges	525	—	525
Operating loss	(1,479)	(20)	(1,499)
Non-operating expenses	—	—	—
Pre-tax loss	(1,479)	(20)	(1,499)
Provision for income taxes	9	—	9
Loss from discontinued operations	$(1,488)	$(20)	$(1,508)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16. Discontinued Operations (continued)

	Nine Months Ended September 30, 2016
	Professional Services	Hawkeye	Total
Contract revenue	$1,869	$—	$1,869
Contract costs	2,293	—	2,293
Loss on sale of subsidiary	2,456	—	2,456
General and administrative	1,949	67	2,016
Other income	(1,060)	—	(1,060)
Operating loss	(3,769)	(67)	(3,836)
Non-operating expenses	—	—	—
Pre-tax loss	(3,769)	(67)	(3,836)
Provision for income taxes	—	—	—
Loss from discontinued operations	$(3,769)	$(67)	$(3,836)
Condensed Balance Sheets with respect to discontinued operations are as follows (in thousands):

	September 30, 2017
	Professional Services	Hawkeye	Total
Accounts receivable, net	$44	$—	$44
Contract cost and recognized income not yet billed	25	—	25
Total assets associated with discontinued operations	69	—	69

Accounts payable and accrued liabilities	341	638	979
Other current liabilities	575	—	575
Other long-term liabilities	1,035	—	1,035
Total liabilities associated with discontinued operations	1,951	638	2,589

Net liabilities associated with discontinued operations	$(1,882)	$(638)	$(2,520)

	December 31, 2016
	Professional Services	Hawkeye	Total
Accounts receivable, net	$313	$—	$313
Contract cost and recognized income not yet billed	192	—	192
Total assets associated with discontinued operations	505	—	505

Accounts payable and accrued liabilities	412	277	689
Contract billings in excess of costs and recognized income	358	—	358
Other current liabilities	531	—	531
Other long-term liabilities	995	—	995
Total liabilities associated with discontinued operations	2,296	277	2,573

Net liabilities associated with discontinued operations	$(1,791)	$(277)	$(2,068)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2017 and 2016, included in Item 1 of Part I of this Form 10-Q, and the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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
Our Oil & Gas segment provides construction, maintenance and lifecycle extension services to the midstream markets. These services include pipeline construction to support the transportation and storage of hydrocarbons, including gathering, lateral and mainline pipeline systems, as well as, facilities construction such as pump stations, flow stations, gas compressor stations and metering stations. In addition, our Oil & Gas segment provides integrity construction and pipeline systems maintenance to a number of different customers. See Note 1 - Company and Organization for more information related to our future plans regarding our Oil & Gas segment.
Our Oil & Gas segment's tank services business is classified as held for sale at September 30, 2017. See Note 5 - Assets Held for Sale for more information.
Our Utility T&D segment provides a wide range of services in electric and natural gas transmission and distribution, including comprehensive engineering, procurement, maintenance and construction, repair and restoration of utility infrastructure. These services include engineering, design, installation, maintenance, procurement and repair of electrical transmission, distribution, substation, wireless and gas distribution systems. Our Utility T&D segment conducts projects ranging from small engineering and consulting projects to multi-million dollar turnkey distribution, substation and transmission line projects, including those required for renewable energy facilities.
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
Looking Forward
As a result of our third quarter performance, we have determined that the nature of our U.S. mainline pipeline construction contracts in our Oil & Gas segment do not provide sufficient return for the level of associated risk. As such, we are exiting our U.S. mainline pipeline construction business in our Oil & Gas segment. We will continue to focus our efforts on our facilities and integrity construction services as well as our small-diameter pipeline services in the Northeast. The outlook for these services remains positive with strong bidding activity expected for the remainder of 2017 and into 2018.

We anticipate continued growth in our Utility T&D segment into 2018 as the electric transmission and distribution market remains robust. Our Canada segment continues to work through a challenging market; however, we are beginning to see increased bidding activities, particularly in the facilities and industrial construction market.
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
A reconciliation of Adjusted EBITDA from continuing operations to U.S. GAAP financial information follows (in thousands):

	Nine Months Ended
	September 30, 2017	September 30, 2016
Loss from continuing operations	$(51,566)	$(29,720)
Interest expense	10,972	10,433
Interest income	(23)	(443)
Provision (benefit) for income taxes	(1,665)	1,146
Depreciation and amortization	14,600	16,694
EBITDA from continuing operations	(27,682)	(1,890)
Debt covenant suspension and extinguishment charges	—	63
Stock based compensation	2,121	3,269
Restructuring and reorganization costs	535	4,587
Legal fees associated with the restatements	617	(42)
Fort McMurray wildfire related costs	—	523
Gain on disposal of property and equipment	(2,545)	(2,851)
Adjusted EBITDA from continuing operations	$(26,954)	$3,659

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
At September 30, 2017, 12-month backlog was $543.9 million, which is an increase of $124.0 million compared to December 31, 2016 with an increase in both discrete projects and MSA work. The overall increase is primarily related to discrete project additions in our Oil & Gas segment, partially offset by the work-off of existing discrete projects in our Utility T&D segment.
At September 30, 2017, total backlog was $741.3 million, which is a decrease of $51.2 million compared to December 31, 2016. The decrease is primarily related to the work-off of existing MSAs and discrete projects, specifically in our Utility T&D segment. MSAs are subject to renewal options in future years and we include MSA work in backlog that extends only through the life of the contract. We intend to pursue the renewal of these MSAs upon expiration. The decrease in total backlog is partially offset with discrete project additions in our Oil & Gas segment and discrete project and MSA additions in our Canada segment.
Approximately $47.1 million and $5.4 million of 12-month and total backlog at September 30, 2017 and December 31, 2016 respectively, is attributed to our U.S. mainline pipeline construction business. Our U.S. mainline pipeline construction business is included in our Oil & Gas segment. See Note 1 - Company and Organization for more information.
Approximately $21.1 million and $15.2 million of 12-month and total backlog at September 30, 2017 and December 31, 2016, respectively, is attributed to our tank services business, which is classified as held for sale at September 30, 2017. Our tank services business is included in our Oil & Gas segment. See Note 5 - Assets Held for Sale for more information.
The following tables (in thousands) show our 12-month and total backlog by operating segment and type of contract as of September 30, 2017 and December 31, 2016:

	12-Month Backlog
	September 30, 2017			December 31, 2016
	MSA	Discrete Contract	12-Month	MSA	Discrete Contract	12-Month
Oil & Gas	$—	$159,213	$159,213	$—	$28,827	$28,827
Utility T&D	309,923	19,608	329,531	312,681	37,317	349,998
Canada	43,157	11,970	55,127	33,430	7,611	41,041
12-Month Backlog	$353,080	$190,791	$543,871	$346,111	$73,755	$419,866

	Total Backlog
	September 30, 2017			December 31, 2016
	MSA	Discrete Contract	Total	MSA	Discrete Contract	Total
Oil & Gas	$—	$159,213	$159,213	$—	$28,827	$28,827
Utility T&D	426,761	32,656	459,417	607,061	49,777	656,838
Canada	110,398	12,246	122,644	99,182	7,611	106,793
Total Backlog	$537,159	$204,115	$741,274	$706,243	$86,215	$792,458
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In our Annual Report on Form 10-K for the year ended December 31, 2016, we identified and disclosed our significant accounting policies. Subsequent to December 31, 2016, there has been no change to our significant accounting policies.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
(in thousands)

	2017	2016	Change
Contract revenue
Oil & Gas	$75,284	$33,100	$42,184
Utility T&D	129,906	106,422	23,484
Canada	35,583	35,355	228
Eliminations	—	(56)	56
Total	240,773	174,821	65,952
Contract costs	252,961	162,806	90,155
Contract income (loss)	(12,188)	12,015	(24,203)
Amortization of intangibles	2,416	2,438	(22)
General and administrative	13,036	15,377	(2,341)
Other charges	149	519	(370)
Operating income (loss)
Oil & Gas	(14,766)	(4,383)	(10,383)
Utility T&D	(7,475)	4,262	(11,737)
Canada	(296)	(341)	45
Corporate	(5,252)	(5,857)	605
Total	(27,789)	(6,319)	(21,470)
Non-operating expenses	(3,788)	(3,550)	(238)
Loss from continuing operations before income taxes	(31,577)	(9,869)	(21,708)
Provision for income taxes	1,132	792	340
Loss from continuing operations	(32,709)	(10,661)	(22,048)
Loss from discontinued operations net of provision for income taxes	(1,496)	(1,325)	(171)
Net loss	$(34,205)	$(11,986)	$(22,219)
Consolidated Results
Contract Revenue
Contract revenue increased $66.0 million in the third quarter of 2017 primarily driven by an increased volume of work in our Oil & Gas segment mainly within our mainline pipeline and facilities construction service offerings and our small-diameter pipeline construction service offerings in the Northeast. The increase in contract revenue is also partly related to growth in discrete projects in our Utility T&D segment and incremental storm restoration work between periods. The increase in contract revenue is partially offset by a reduction of revenue related to our alliance agreement with a major customer. Under the terms of the alliance agreement, the customer is entitled to a retroactive reduction of price when certain levels of revenue are exceeded. We have consistently recorded revenue related to the alliance agreement based on the customer's estimate of annual volume. During the third quarter of 2017, we were advised of a substantial and unanticipated increase in projected activity related to the alliance agreement for the balance of 2017 that triggered an additional discount of revenue. The cumulative effect of this change in estimate for 2017 reduced revenue $5.5 million in the third quarter of 2017 compared to the third quarter of 2016.

Contract Income (Loss)
Contract income decreased $24.2 million in the third quarter of 2017 to a loss of $12.2 million as contract margin was negative 5.1 percent compared to 6.9 percent in the third quarter of 2016. The decrease in contract income and related margin is primarily driven by significant losses on two mainline pipeline construction projects and a small-diameter pipeline construction project in our Oil & Gas segment mainly attributed to adverse weather conditions and lower than planned productivity through difficulties in execution. These three projects, which are all in the same geographic region and have similar risk profiles, incurred $13.0 million in losses in the third quarter of 2017. These three projects are expected to be completed in the fourth quarter of 2017. The decrease in contract income and related margin is also partly related to the increased volume discount of $5.5 million associated with our alliance agreement with a major customer discussed above as well as losses on two discrete projects in our Utility T&D segment mainly attributed to the negative execution impact of the late delivery of vendor supplied material coupled with lower than planned productivity. These two projects recorded $3.6 million in losses in the third quarter of 2017.
Amortization of Intangibles
We recorded $2.4 million of intangible amortization expense in the third quarter of 2017 primarily related to the amortization of customer relationship and trademark intangibles associated with our Utility T&D segment. The small decrease from the third quarter of 2016 is related to the lack of intangible amortization associated with our tank services business in our Oil & Gas segment, which is held for sale at September 30, 2017.
General and Administrative Expenses
General and administrative expenses decreased $2.3 million in the third quarter of 2017. The decrease is primarily driven by 2016 cost reduction initiatives in our corporate headquarters, as well as headcount reductions in our Oil & Gas and Canada segments. The decrease in general and administrative expenses is also partly related to increased gains on the sale of equipment, primarily in our Oil & Gas and Utility T&D segments, between periods.
Other Charges
We recorded other charges of $0.1 million in the third quarter of 2017 primarily related to employee severance and termination costs and legal fees associated with the restatement of our Condensed Consolidated Financial Statements for the quarterly periods ended March 31, 2014 and June 30, 2014. These charges are partially offset with changes in facility lease abandonment estimates in the current quarter. The $0.4 million decrease in other charges in comparison to the third quarter of 2016 is primarily driven by a reduction in facility lease abandonment estimates between periods.
Operating Loss
Operating loss increased $21.5 million in the third quarter of 2017 primarily driven by the decrease in contract income and related margin discussed above. The increased operating loss is partially offset by a decrease in general and administrative expenses and other charges, as well as increased gains on the sale of equipment, between periods.
Non-Operating Expenses
Non-operating expenses increased $0.2 million in the third quarter of 2017 primarily attributed to an increase in the amortization of debt issuance costs, which is inclusive of Term Loan amendment fees, between periods. We expect non-operating expenses, specifically interest expense, to increase in future periods in conjunction with the Sixth Amendment to the 2014 Term Credit Agreement.
Provision for Income Taxes
Provision for income taxes increased $0.3 million in the third quarter of 2017 primarily driven by a reduction of a 2017 income tax benefit related to our Canada segment partially offset with changes in discrete items between periods.
Loss from Discontinued Operations, Net of Taxes
Loss from discontinued operations increased $0.2 million in the third quarter of 2017 primarily driven by changes in facility lease abandonment estimates between periods. The increased loss is partially offset by a reduction of indirect costs and general and administrative expenses between periods.

Segment Results
Oil & Gas Segment
Contract revenue increased $42.2 million in the third quarter of 2017 primarily driven by an increased volume of work in our mainline pipeline and facilities construction service offerings and our small-diameter pipeline construction service offerings in the Northeast. The increase in contract revenue is also partly related to an increased volume of work in our tank services business, which is held for sale at September 30, 2017.
Operating loss increased $10.4 million in the third quarter of 2017 primarily driven by significant losses on two mainline pipeline construction projects and a small-diameter pipeline construction project mainly attributed to adverse weather conditions and lower than planned productivity through difficulties in execution. These three projects, which are all in the same geographic region and have similar risk profiles, incurred $13.0 million in losses in the third quarter of 2017. These three projects are expected to be completed in the fourth quarter of 2017. The increased operating loss is partially offset by increased gains on the sale of equipment, improved equipment utilization across the segment and improved performance in our tank services business, which is held for sale at September 30, 2017.
Utility T&D Segment
Contract revenue increased $23.5 million in the third quarter of 2017 primarily driven by growth in discrete projects within a number of service offerings and incremental storm restoration work between periods. The increase in contract revenue is partially offset by a reduction of revenue related to our alliance agreement with a major customer. Under the terms of the alliance agreement, the customer is entitled to a retroactive reduction of price when certain levels of revenue are exceeded. We have consistently recorded revenue related to the alliance agreement based on the customer's estimate of annual volume. During the third quarter of 2017, we were advised of a substantial and unanticipated increase in projected activity related to the alliance agreement for the balance of 2017 that triggered an additional discount of revenue. The cumulative effect of this change in estimate for 2017 reduced revenue $5.5 million in comparison to the third quarter of 2016.
Operating income decreased $11.7 million to a loss of $7.5 million in the third quarter of 2017 primarily driven by the increased volume discount of $5.5 million associated with our alliance agreement with a major customer discussed above as well as losses on two discrete projects mainly attributed to the negative execution impact of the late delivery of vendor supplied material coupled with lower than planned productivity. These two projects recorded $3.6 million in operating losses in the third quarter of 2017. The decrease in operating income is also partly related to lower insurance and other employee-related indirect costs in the third quarter of 2016. The decrease in operating income was partially offset by incremental storm restoration work discussed above, as well as increased gains on the sale of equipment between periods.
Canada Segment
Contract revenue increased $0.2 million in the third quarter of 2017 primarily driven by an increase in capital projects within our construction and maintenance service offerings between periods. The increase in contract revenue is partially offset by a lower volume of work in our industrial and construction service offerings mainly attributed to the completion of a larger tank project in the third quarter of 2016 that did not recur in the third quarter of 2017.
Operating loss decreased slightly in the third quarter of 2017 primarily driven by a loss on a cross-country pipeline project in the third quarter of 2016 that did not recur in the third quarter of 2017, coupled with a reduction in employee severance and termination costs. The slight decrease was partially offset by the lower volume of work in our industrial construction services described above, as well as changes in the mix of work in our construction maintenance service offerings, where capital projects tend to yield lower margins.
Corporate
Corporate costs represent overhead costs, such as executive management, public company, accounting, tax and professional services, human resources and treasury, that are not directly related to the operations of the segments. The $0.6 million decrease in corporate costs in the third quarter of 2017 is primarily driven by 2016 cost reduction initiatives, including employee headcount reductions, across our corporate headquarters as well as changes in estimates of facility lease abandonment charges.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
(in thousands)

	2017	2016	Change
Contract revenue
Oil & Gas	$146,748	$147,174	$(426)
Utility T&D	397,097	313,066	84,031
Canada	88,275	107,343	(19,068)
Eliminations	—	(290)	290
Total	632,120	567,293	64,827
Contract costs	625,548	526,322	99,226
Contract income	6,572	40,971	(34,399)
Amortization of intangibles	7,250	7,315	(65)
General and administrative	40,260	47,031	(6,771)
Other charges	1,346	5,146	(3,800)
Operating income (loss)
Oil & Gas	(25,536)	(11,019)	(14,517)
Utility T&D	4,293	13,482	(9,189)
Canada	(5,350)	1,114	(6,464)
Corporate	(15,691)	(22,098)	6,407
Total	(42,284)	(18,521)	(23,763)
Non-operating expenses	(10,947)	(10,053)	(894)
Loss from continuing operations before income taxes	(53,231)	(28,574)	(24,657)
Provision (benefit) for income taxes	(1,665)	1,146	(2,811)
Loss from continuing operations	(51,566)	(29,720)	(21,846)
Loss from discontinued operations net of provision for income taxes	(1,508)	(3,836)	2,328
Net loss	$(53,074)	$(33,556)	$(19,518)
Consolidated Results
Contract Revenue
Contract revenue increased $64.8 million in the first nine months of 2017 primarily driven by growth in discrete projects within our Utility T&D segment as well as incremental storm restoration work between periods. The increase in contract revenue is partially offset by a reduction of revenue related to our alliance agreement with a major customer. Under the terms of the alliance agreement, the customer is entitled to a retroactive reduction of price when certain levels of revenue are exceeded. We have consistently recorded revenue related to the alliance agreement based on the customer's estimate of annual volume. During the third quarter of 2017, we were advised of a substantial and unanticipated increase in projected activity related to the alliance agreement for the balance of 2017 that triggered an additional discount of revenue. The cumulative effect of this change in estimate for 2017 reduced revenue $7.4 million in the first nine months of 2017 compared to the first nine months of 2016.
Contract Income
Contract income decreased $34.4 million in the first nine months of 2017 as contract margin was 1.0 percent compared to 7.2 percent in the first nine months of 2016. The decrease in contract income and related margin is primarily driven by significant losses on two mainline pipeline construction projects and a small-diameter pipeline construction project in our Oil & Gas segment mainly attributed to adverse weather conditions and lower than planned productivity through difficulties in execution. These three projects, which are all in the same geographic region and have similar risk profiles, incurred $12.7 million in losses in the first nine months of 2017. These three projects are expected to be completed in the fourth quarter of 2017. The decrease in contract income and related margin is also partly related to the increased volume discount of $7.4 million associated with our alliance agreement with a major customer discussed above, coupled with reduced productivity associated with the lower volume of work in our Canada segment discussed above and lower insurance and other employee-related indirect costs in the first nine months of 2016 in our Utility T&D segment.

Amortization of Intangibles
We recorded $7.3 million of intangible amortization expense in the first nine months of 2017 primarily related to the amortization of customer relationship and trademark intangibles associated with our Utility T&D segment. The small decrease from the first nine months of 2016 is related to the lack of intangible amortization associated with our tank services business in our Oil & Gas segment, which is held for sale at September 30, 2017.
General and Administrative Expenses
General and administrative expenses decreased $6.8 million in the first nine months of 2017. The decrease was primarily due to 2016 cost reduction initiatives in our corporate headquarters, as well as headcount reductions in our Oil & Gas and Canada segments. The decrease in general and administrative expenses is partially offset by a reduction of gains on the sale of equipment between periods, primarily in our Canada segment.

Other Charges
We recorded other charges of $1.3 million in the first nine months of 2017 primarily related to employee severance and termination costs and legal fees associated with the restatement of our Condensed Consolidated Financial Statements for the quarterly periods ended March 31, 2014 and June 30, 2014. The decrease in other charges of $3.8 million in comparison to the first nine months of 2016 is primarily related to equipment and facility lease abandonment charges in the first nine months of 2016 that did not recur in the first nine months of 2017.
Operating Loss
Operating loss increased $23.8 million in the first nine months of 2017 primarily driven by the decrease in contract income and related margin discussed above. The increased operating loss is partially offset by a decrease in general and administrative expenses and other charges, including equipment and facility lease abandonment charges between periods.
Non-Operating Expenses
Non-operating expenses increased $0.9 million in the first nine months of 2017 primarily attributed to an increase in the amortization of debt issuance costs, which is inclusive of Term Loan amendment fees, between periods. The increase in non-operating expenses is also partly attributed to the favorable settlement of a contract dispute with a customer in the first nine months of 2016 that did not recur in the first nine months of 2017. The increase in non-operating expenses is partially offset with a reduction in interest expense associated with our Term Loan between periods. We expect non-operating expenses, specifically interest expense, to increase in future periods in conjunction with the Sixth Amendment to the 2014 Term Credit Agreement.
Provision (Benefit) for Income Taxes
Provision for income taxes decreased $2.8 million to a benefit of $1.7 million in the first nine months of 2017. The decrease in the provision is primarily attributed to a change from a 2016 income tax provision to a 2017 income tax benefit related to our Canada segment as well as a refund resulting from a Texas Margins Tax audit.
Loss from Discontinued Operations, Net of Taxes
Loss from discontinued operations decreased $2.3 million in the first nine months of 2017 primarily due to working capital adjustments in the first nine months of 2016 in connection with the sale of our Professional Service segment, that did not recur in the first nine months of 2017. Working capital and all other post-closing adjustments associated with this sale were finalized during the year ended December 31, 2016. The decreased loss is also partly attributed to a reduction of insurance liabilities in the first nine months of 2017 associated with previously disposed businesses. The decreased loss is partially offset by changes in facility abandonment estimates that generated income in the first nine months of 2016 compared to losses in the first nine months of 2017.
Segment Results
Oil & Gas Segment
Contract revenue decreased slightly in the first nine months of 2017 primarily driven by a lower volume of work in our facilities and integrity construction service offerings between periods. The slight decrease is partially offset with an increased volume of work in our tank services business and our small-diameter pipeline construction service offerings in the Northeast. Our tank services business is held for sale at September 30, 2017.
Operating loss increased $14.5 million in the first nine months of 2017 primarily driven by significant losses on two mainline pipeline construction projects and a small-diameter pipeline construction project mainly attributed to adverse weather conditions and lower than planned productivity through difficulties in execution. These three projects, which are all in the same geographic region and have similar risk profiles, incurred $12.7 million in losses in the first nine months of 2017. These three projects are expected to be completed in the fourth quarter of 2017. The increased operating loss is also partly due to the lower volume of work in our facilities and integrity construction service offerings discussed above. The increased operating loss is partially offset by improved equipment utilization across the segment and improved performance in our tank services business, which is held for sale at September 30, 2017. In addition, the increased operating loss is partially offset by charges related to the abandonment of certain equipment leases in the first nine months of 2016 that did not recur in the first nine months of 2017 and a decrease in general and administrative expenses primarily related to headcount reductions.
Utility T&D Segment
Contract revenue increased $84.0 million in the first nine months of 2017 primarily driven by growth in discrete projects within a number of service offerings, as well as incremental storm restoration work between periods. The increase in contract revenue is partially offset by a reduction of revenue related to our alliance agreement with a major customer. Under the terms of the alliance agreement, the customer is entitled to a retroactive reduction of price when certain levels of revenue are exceeded. We have consistently recorded revenue related to the alliance agreement based on the customer's estimate of annual volume. During the third quarter of 2017, we were advised of a substantial and unanticipated increase in projected activity related to the alliance agreement for the balance of 2017 that triggered an additional discount of revenue. The cumulative effect of this change in estimate for 2017 reduced revenue $7.4 million in the first nine months of 2017 compared to the first nine months of 2016.
Operating income decreased $9.2 million in the first nine months of 2017 primarily driven by the increased volume discount of $7.4 million associated with our alliance agreement with a major customer discussed above coupled with lower insurance and other employee-related indirect costs in the first nine months of 2016. The decrease in operating income is partially offset by increased storm restoration work discussed above.
Canada Segment
Contract revenue decreased $19.1 million in the first nine months of 2017 primarily driven by a lower volume of work in our industrial and construction service offerings including the completion of certain larger tank projects in the first nine months of 2016 that did not recur in the first nine months of 2017. The overall decrease is partially offset with a $1.5 million revenue recovery associated with a claim on a cross-country pipeline project.
Operating income decreased $6.5 million to a loss of $5.4 million in the first nine months of 2017. The decrease is primarily driven by the lower volume of work discussed above, coupled with reduced margins in our construction and maintenance service offerings mainly attributed to changes in the mix of work and lower productivity. In addition, the overall decrease is partly attributed to a reduction of gains on the sale of equipment between periods. The decrease in operating income is partially offset by a $2.0 million income recovery associated with a claim on a cross-country pipeline project, coupled with a decrease in general and administrative costs primarily related to headcount reductions.
Corporate
Corporate costs represent overhead costs, such as executive management, public company, accounting, tax and professional services, human resources and treasury, that are not directly related to the operations of the segments. The $6.4 million decrease in corporate costs in the first nine months of 2017 is primarily driven by 2016 cost reduction initiatives, including employee headcount reductions, across our corporate headquarters. In addition, the overall decrease is partly attributed to a facility lease abandonment charge in the first nine months of 2016 that did not recur in the first nine months of 2017.

LIQUIDITY AND CAPITAL RESOURCES
Additional Sources and Uses of Capital
Due to significant operating losses during the third quarter of 2017 primarily driven by losses on two mainline pipeline construction projects and a small-diameter pipeline construction project in our Oil & Gas segment, an increased volume discount associated with our alliance agreement with a major customer and losses on two discrete projects in our Utility T&D segment, we were not in compliance with the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the quarterly period ended September 30, 2017. In addition, in combination with our current forecast, we did not expect to be in compliance with the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the period from December 31, 2017 through December 31, 2018. We also generated negative operating cash flow of approximately $22.6 million in the third quarter of 2017.
In response to the above, we performed the following mitigating actions to ensure we have sufficient liquidity and capital resources to meet our obligations for the next twelve months:

•
Announced plans to de-risk the company by exiting our U.S. mainline pipeline construction business in our Oil & Gas segment. We plan to continue to perform facilities and integrity construction services as well as small-diameter pipeline construction services in the Northeast;

•	Obtained additional liquidity of $15.0 million in the form of a commitment for an additional term loan pursuant to a Sixth Amendment to our 2014 Term Loan Facility (the “Sixth Amendment”);

•	Borrowed an additional $17.0 million under our 2013 ABL Credit Facility; and

•	Obtained covenant relief pursuant to the Sixth Amendment as follows.
The Sixth Amendment suspends compliance with the Maximum Total Leverage Ratio and the Minimum Interest Coverage Ratio covenants through December 31, 2017. In addition, under the Sixth Amendment, the Maximum Total Leverage Ratio will be 5.50 to 1.00 as of March 31, 2018 and will decrease to 4.50 to 1.00 as of June 30, 2018, 4.25 to 1.00 as of September 30, 2018 and 3.00 to 1.00 as of March 31, 2019, and thereafter. The Minimum Interest Coverage Ratio will be 1.75 to 1.00 as of March 31, 2018, will increase to 2.00 to 1.00 as of June 30, 2018, decrease to 1.50 to 1.00 as of December 31, 2018 and increase to 2.75 to 1.00 as of March 31, 2019, and thereafter. The Sixth Amendment also provides that, for the four-quarter period ending March 31, 2018, Consolidated EBITDA shall be equal to the sum of Consolidated EBITDA for the quarterly periods ending December 31, 2017 and March 31, 2018 multiplied by two, and, for the four-quarter period ending June 30, 2018, Consolidated EBITDA shall be equal to the annualized sum of Consolidated EBITDA for the quarterly periods ending December 31, 2017, March 31, 2018 and June 30, 2018.
In addition to the decision to exit our U.S. mainline pipeline construction business in our Oil & Gas segment, obtain additional liquidity pursuant to the Sixth Amendment and increase our revolver borrowings, we are evaluating options to extend, modify or refinance the 2013 ABL Credit Facility.
Concurrent with the effectiveness of the Sixth Amendment, the decision to exit our U.S. mainline pipeline construction business in our Oil & Gas segment and the expected ability to extend, modify or refinance the 2013 ABL Credit Facility, coupled with our cash on hand, including recent and additional anticipated borrowings under the 2013 ABL Credit Facility and the 2014 Term Loan Facility, our current forecasts and our projected cash flow from operations, we expect to meet our required financial covenants and have sufficient liquidity and capital resources to meet our obligations for at least the next twelve months. However, our results of operations must improve in the fourth quarter of 2017 and into 2018 in order to meet our forecasts and required financial covenants. In addition, while we expect to extend, modify or refinance the 2013 ABL Credit Facility, there can be no assurance that we will be able to extend, modify or negotiate agreeable refinancing terms prior to the expiration of the 2013 ABL Credit Facility.
2014 Term Loan Facility
On December 15, 2014, we entered into a credit agreement (the “2014 Term Credit Agreement”) among Willbros Group, Inc., certain of its subsidiaries, as guarantors, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. Cortland Capital Market Services LLC currently serves as administrative agent under the 2014 Term Credit Agreement.

Principal, Interest and Maturity
The 2014 Term Credit Agreement initially provided for a five-year $270.0 million term loan facility (the “2014 Term Loan Facility”), which we drew in full on the effective date of the 2014 Term Credit Agreement. At September 30, 2017, the aggregate outstanding principal balance of the 2014 Term Loan Facility was $92.2 million. Effective November 6, 2017, we amended the 2014 Term Credit Agreement pursuant to the Sixth Amendment. The Sixth Amendment, among other things, provides for an additional term loan in an amount equal to $15.0 million, which will be pari passu in right of payment with, and secured on a pari passu basis with the aggregate outstanding principal balance of our 2014 Term Loan Facility. The additional term loan is expected to be drawn in full during November 2017 and will bear the same maturity date as the aggregate outstanding principal balance of our 2014 Term Loan Facility.
The 2014 Term Loan Facility initially bore interest at the “Adjusted Base Rate” plus an applicable margin of 8.75 percent, or the “Eurodollar Rate” plus an applicable margin of 9.75 percent. The interest rate in effect at September 30, 2017 and December 31, 2016 was 11 percent, which consisted of an applicable margin of 9.75 percent for Eurodollar Rate loans plus a LIBOR floor of 1.25 percent. Beginning with the date on which the additional term loan is funded (the "Sixth Amendment Funding Date"), the interest rate will increase to 13 percent, consisting of an applicable margin of 11.75 percent for Eurodollar Rate loans plus a LIBOR floor of 1.25 percent. Beginning September 30, 2018, the applicable margin will increase an additional 100 basis points each quarterly period until maturity.
Makewhole
Under the 2014 Term Credit Agreement, with respect to prepayments made from inception of the Term Loan through September 30, 2017, we have not been required to pay prepayment premiums in respect of the “makewhole amount.” However, future prepayments or refinancing of the balance of the 2014 Term Loan Facility will require us to pay a prepayment premium equal to the makewhole amount and the repayment fee described below. Pursuant to the Sixth Amendment and beginning with the Sixth Amendment Funding Date, if a prepayment is made on or before September 30, 2018, the makewhole amount will be calculated as the present value of all interest payments that would have been made on the amount prepaid from the date of the prepayment to June 15, 2019 at a rate per annum equal to the sum of the applicable margin on the date of the prepayment plus the greater of 1.25 percent and the Eurodollar rate in effect on the date of the repayment. If a prepayment is made after September 30, 2018, the makewhole amount will be calculated as the present value of all interest payments that would have been made on the amount prepaid from the date of the prepayment to December 15, 2019 at a rate per annum equal to the sum of the applicable margin on the date of the prepayment plus the greater of 1.25 percent and the Eurodollar rate in effect on the date of the repayment.
Should a prepayment occur in full under the Sixth Amendment, the estimated makewhole amount due at future prepayment dates would be as follows (in thousands):

	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019
Makewhole	$20,328	$16,843	$13,358	$9,874	$16,888	$12,331	$7,595	$3,350
Prior to the Sixth Amendment Funding Date, the makewhole amount was calculated as the present value of all interest payments that would have been made on the amount prepaid from the date of the prepayment to December 15, 2019 (or June 15, 2019 if the prepayment is made on or after June 15, 2018) at a rate per annum equal to the sum of 9.75 percent plus the greater of 1.25 percent and the Eurodollar rate in effect on the date of the repayment.
Repayment Fee
We were also required to pay a repayment fee on the date of any prepayment and on the maturity date of the 2014 Term Loan Facility equal to a total of $4.6 million, which was 5.0 percent of the amount prepaid or 5.0 percent of the aggregate remaining outstanding principal balance on the maturity date. We are amortizing the repayment fee as a discount, from that date through the maturity date of the 2014 Term Loan Facility, using the effective interest method. The unamortized amount of the repayment fee was $2.8 million and $3.6 million at September 30, 2017 and December 31, 2016, respectively based on the 5.0 percent repayment fee in effect as of those dates.
Pursuant to the Sixth Amendment and beginning with the Sixth Amendment Funding Date, the repayment fee will increase to a total of $9.7 million, which is 9.0 percent of the amount prepaid or 9.0 percent of the aggregate remaining outstanding principal balance on the maturity date.

Other
We are the borrower under the 2014 Term Credit Agreement, with all of our obligations guaranteed by our material U.S. subsidiaries, other than excluded subsidiaries. Obligations under the 2014 Term Loan Facility are secured by a first priority security interest in, among other things, the borrower’s and the guarantors’ equipment, subsidiary capital stock and intellectual property (the “2014 Term Loan Priority Collateral”) and a second priority security interest in, among other things, the borrower’s and the guarantors’ inventory, accounts receivable, deposit accounts and similar assets.
Unamortized debt issuance costs, primarily related to amendment fees associated with the 2014 Term Loan Facility, were $5.1 million and $4.1 million at September 30, 2017 and December 31, 2016, respectively. These costs are being amortized through the maturity date of the 2014 Term Loan Facility using the effective interest method.
We made no early payments during the nine months ended September 30, 2017 and $3.1 million of early payments during the nine months ended September 30, 2016 against our 2014 Term Loan Facility. As a result of these early payments, we recorded no debt extinguishment charges during the nine months ended September 30, 2017 and $0.1 million of debt extinguishment charges, which consisted of the write-off of debt issuance costs, during the nine months ended September 30, 2016.
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
In consideration for the Third Amendment, Fourth Amendment and Fifth Amendment, we paid a total of $4.6 million in amendment fees in 2016 and $2.3 million in amendment fees during the nine months ended September 30, 2017. The amendment fees are recorded as direct deductions from the carrying amount of the 2014 Term Loan Facility and are being amortized through the maturity date of the 2014 Term Loan Facility using the effective interest method.
2013 ABL Credit Facility
On August 7, 2013, we entered into a five-year asset based senior revolving credit facility maturing on August 7, 2018 with Bank of America, N.A. serving as sole administrative agent for the lenders thereunder, collateral agent, issuing bank and swingline lender (as amended, the “2013 ABL Credit Facility”).
The aggregate amount of commitments for the 2013 ABL Credit Facility is $100.0 million, which is comprised of $90.0 million for the U.S. facility (the “U.S. Facility”) and $10.0 million for the Canadian facility (the “Canadian Facility”). In the third quarter of 2017, we borrowed $12.0 million under the 2013 ABL Credit Facility for working capital purposes and to fund revenue growth and operating losses. On November 6, 2017, we borrowed an additional $17.0 million under the 2013 ABL Credit Facility.
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
We are also required, as part of our borrowing base calculation, to include a minimum of $25.0 million of the net proceeds of the sale of Bemis, LLC and the balance of the Professional Services segment as eligible pledged cash. We have included $40.0 million as eligible pledged cash in our September 30, 2017 borrowing base calculation, which is included in “Restricted cash” on our Condensed Consolidated Balance Sheets.
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
As of September 30, 2017, our unused availability was $32.5 million, net of outstanding letters of credit of $55.5 million and outstanding revolver borrowings of $12.0 million. On November 6, 2017, we borrowed an additional $17.0 million under the 2013 ABL Credit Facility. If our unused availability under the 2013 ABL Credit Facility is less than the greater of (i) 15.0 percent of the revolving commitments or $15.0 million for five consecutive days, or (ii) 12.5 percent of the revolving commitments or $12.5 million at any time, or upon the occurrence of certain events of default under the 2013 ABL Credit Facility, we are subject to increased reporting requirements, the administrative agent shall have exclusive control over any deposit account, we will not have any right of access to, or withdrawal from, any deposit account, or any right to direct the disposition of funds in any deposit account, and amounts in any deposit account will be applied to reduce the outstanding amounts under the 2013 ABL Credit Facility. In addition, if our unused availability under the 2013 ABL Credit Facility is less than the amounts described above, we would be required to comply with a Minimum Fixed Charge Coverage Ratio of 1.15 to 1.00. Based on our current forecasts, we do not expect our unused availability under the 2013 ABL Credit Facility to be less than the amounts described above and therefore do not expect the Minimum Fixed Charge Coverage Ratio to be applicable over the next twelve months. If the Minimum Fixed Charge Coverage Ratio were to become applicable, we would not expect to be in compliance over the next twelve months and would therefore be in default under our credit agreements.
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
Cash Balances
As of September 30, 2017, we had cash and cash equivalents of $31.3 million. Our cash and cash equivalent balances held in the United States and foreign countries were $20.3 million and $11.0 million, respectively. In 2011, we discontinued our strategy of reinvesting non-U.S. earnings in foreign operations. Accordingly, we may repatriate cash for corporate purposes without incurring additional tax expense.
Our working capital position (defined as current assets minus current liabilities) for continuing operations decreased $32.3 million to $58.1 million at September 30, 2017 from $90.4 million at December 31, 2016. The decrease is primarily driven by a reduction in operating cash flow driven by increased operating losses between periods.
In the third quarter of 2017, we borrowed $12.0 million under the 2013 ABL Credit Facility for working capital purposes and to fund revenue growth and operating losses. In November 2017, we borrowed an additional $17.0 million under the 2013 ABL Credit Facility and obtained a commitment for an additional term loan of $15.0 million pursuant to the Sixth Amendment. We continue to take the necessary measures to manage our cash balance by focusing on cash collections, monitoring capital expenditures and taking steps to improve our cash flow from operations.
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
Cash flows provided by (used in) continuing operations by type of activity were as follows for the nine months ended September 30, 2017 and 2016 (in thousands):

	2017	2016	Increase (Decrease)
Operating activities	$(21,557)	$(8,232)	$(13,325)
Investing activities	2,280	6,639	(4,359)
Financing activities	9,152	(8,570)	17,722
Effect of exchange rate changes	1,055	620	435
Cash used in all continuing activities	$(9,070)	$(9,543)	$473

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
Operating activities from continuing operations used net cash of $21.6 million during the nine months ended September 30, 2017 compared to $8.2 million during the same period in 2016. The $13.4 million decrease in operating cash flow is primarily a result of the following:

•	A decrease in cash flow provided by accounts receivable of $60.4 million primarily related to higher accounts receivable balances that are mainly attributed to a higher volume of work;

•	A decrease in cash flow provided by continuing operations of $24.6 million primarily related to an increase in project losses for the nine months ended September 30, 2017;

•	A decrease in cash flow provided by contracts in progress of $6.5 million primarily related to decreased billings on projects during the nine months ended September 30, 2017; and

•
A decrease in cash flow provided by assets held for sale of $1.7 million primarily related to higher accounts receivable balances in our tank services business that is mainly attributed to a higher volume of work.

These items were partially offset by:

•	An increase in cash flow provided by accounts payable of $76.6 million primarily related to a reduction in vendor payments during the nine months ended September 30, 2017; and

•	An increase in cash flow provided by other assets and liabilities of $3.4 million primarily related to changes in business activity during the period.
Investing Activities
Investing activities from continuing operations provided net cash of $2.3 million during the nine months ended September 30, 2017 as compared to $6.6 million provided during the same period in 2016. The $4.3 million decrease in investing cash flow is primarily related to a $9.0 million decrease in proceeds from the sale of subsidiaries and a $1.7 million decrease in proceeds from property, plant and equipment which were partially offset by a $6.0 million decrease in restricted cash deposits and a $0.4 million decrease in purchases of property, plant and equipment between periods.
Financing Activities
Financing activities provided net cash of $9.2 million during the nine months ended September 30, 2017 as compared to $8.6 million used during the same period of 2016. The $17.8 million increase in financing cash flow is primarily related to $12.0 million in proceeds from our revolving credit facility during the nine months ended September 30, 2017 as well as a $3.1 decrease in payments against our Term Loan, a $2.3 million decrease in debt issuance costs and a $0.4 million decrease in payments against our capital leases between periods.
Discontinued Operations
Discontinued operations used net cash of $1.1 million during the nine months ended September 30, 2017 as compared to $7.0 million used during the nine months ended September 30, 2016. The $5.9 million increase in discontinued operations cash flow is primarily due to changes in business activity between periods from services previously associated with our Professional Services segment.
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
Capital Requirements
Our financing objective is to maintain financial flexibility to meet the material, equipment and personnel needs to support our project and MSA commitments. Our industry is also working capital-intensive, and we expect the need for capital expenditures to continue into the foreseeable future to meet the anticipated demand for our services. As such, we are focused on providing working capital for projects in process in 2017 as well as for projects included in our 2018 capital budget.
In the third quarter of 2017, we borrowed $12.0 million under the 2013 ABL Credit Facility for working capital purposes and to fund revenue growth and operating losses. In November 2017, we borrowed an additional $17.0 million under the 2013 ABL Credit Facility and obtained a commitment for an additional term loan of $15.0 million pursuant to the Sixth Amendment. In addition, in order to further enhance our liquidity, we may consider, from time to time, the issuance of equity securities.
Concurrent with the effectiveness of the Sixth Amendment, the decision to exit our U.S. mainline pipeline construction business in our Oil & Gas segment and the expected ability to extend, modify or refinance the 2013 ABL Credit Facility, coupled with our cash on hand, including recent and additional anticipated borrowings under the 2013 ABL Credit Facility and the 2014 Term Loan Facility, our current forecasts and our projected cash flow from operations, we believe we will be able to provide sufficient funds to enable us to meet our planned operating needs and capital expenditures.
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
We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expense in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expense in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at September 30, 2017 and 2016.
Other
The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities shown in the Condensed Consolidated Balance Sheets approximate fair value at September 30, 2017 due to the generally short maturities of these items. At September 30, 2017, we invested primarily in short-term dollar denominated bank deposits. We have the ability and expect to hold our investments to maturity.

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
As of September 30, 2017, we have carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective in providing the reasonable assurance described above.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended September 30, 2017, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We are subject to a number of financial and other covenants under our credit facilities, including a Maximum Total Leverage Ratio and a Minimum Interest Coverage Ratio. On March 31, 2015, March 1, 2016, July 26, 2016 and March 3, 2017, we amended our 2014 Term Credit Agreement pursuant to a first amendment, third amendment, fourth amendment and fifth amendment and on November 6, 2017, we amended our 2014 Term Credit Agreement pursuant to a sixth amendment (the “Sixth Amendment”). These amendments, among other things, suspend the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the period from December 31, 2014 through December 31, 2017 (the “Covenant Suspension Periods”) so that any failure by us to comply with the Maximum Total Leverage Ratio or Minimum Interest Coverage Ratio covenants during the Covenant Suspension Periods will not be deemed to result in a default or event of default. Prior to obtaining the Sixth Amendment, we did not expect to be in compliance with the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the period from September 30, 2017 through December 31, 2018.
We can provide no assurance that we will remain in compliance with our financial covenants in the periods following the completion of the Covenant Suspension Periods or that we would be successful in obtaining additional waivers or amendments to these covenants should they become necessary. Under the Sixth Amendment, the Maximum Total Leverage Ratio will be 5.50 to 1.00 as of March 31, 2018 and will decrease to 4.50 to 1.00 as of June 30, 2018, 4.25 to 1.00 as of September 30, 2018 and 3.00 to 1.00 as of March 31, 2019, and thereafter. The Minimum Interest Coverage Ratio will be 1.75 to 1.00 as of March 31, 2018 and will increase to 2.00 to 1.00 as of June 30, 2018, decrease to 1.50 to 1.00 as of December 31, 2018 and increase to 2.75 to 1.00 as of March 31, 2019, and thereafter. If our results of operations do not improve in the fourth quarter of 2017 and into 2018, we will be unable to meet our required financial covenants.
In order to ensure future compliance with our financial covenants, we may elect to prepay our credit agreement indebtedness by accessing capital markets or with cash on hand. However, we can provide no assurance that we will be successful in accessing capital markets on terms we consider favorable or reducing costs in amounts sufficient to comply with our financial covenants. Moreover, future prepayments or refinancing of the balance of the 2014 Term Credit Agreement will require us to pay a prepayment premium equal to the “makewhole” amount. If a prepayment is made on or before September 30, 2018, the makewhole amount will be calculated as the present value of all interest payments that would have been made on the amount prepaid from the date of the prepayment to June 15, 2019 at a rate per annum equal to the sum of the applicable margin on the date of the prepayment plus the greater of 1.25 percent and the Eurodollar rate in effect on the date of the repayment. If a prepayment is made after September 30, 2018, the makewhole amount will be calculated as the present value of all interest payments that would have been made on the amount prepaid from the date of the prepayment to December 15, 2019 at a rate per annum equal to the sum of the applicable margin on the date of the prepayment plus the greater of 1.25 percent and the Eurodollar rate in effect on the date of the repayment.
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
Our unused availability under the 2013 ABL Credit Facility was $32.5 million at September 30, 2017. On November 6, 2017, we borrowed an additional $17.0 million under the 2013 ABL Credit Facility. We do not expect our availability under the 2013 ABL Credit Facility to drop to levels which would require us to comply with the Minimum Fixed Charge Coverage Ratio covenant over the next 12 months. However, if the Minimum Fixed Charge Coverage Ratio were to become applicable, we would not expect to be in compliance with this covenant.

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
We are evaluating options to extend, modify or refinance the 2013 ABL Credit Facility. However, there can be no assurance that we will be able to extend, modify or negotiate acceptable refinancing terms prior to the expiration of the 2013 ABL Credit Facility on August 7, 2018.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases of our common stock by us during the quarter ended September 30, 2017:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2017 - July 31, 2017	11,706	$2.45	—	—
August 1, 2017 - August 31, 2017	2,038	2.19	—	—
September 1, 2017 - September 30, 2017	317	2.24	—	—
Total	14,061	$2.41	—	—

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On November 6, 2017, the Company amended the Credit Agreement dated December 15, 2014 (as amended by the First Amendment dated as of March 31, 2015, the Second Amendment dated as of September 28, 2015, the Resignation of Administrative Agent and Appointment of Administrative Agent Agreement dated as of February 4, 2016, the Third Amendment dated as of March 1, 2016, the Fourth Amendment dated as of July 26, 2016 and the Fifth Amendment dated as of March 3, 2017 (the “Fifth Amendment”), the “2014 Term Credit Agreement”), pursuant to the Sixth Amendment thereto dated as of November 6, 2017 (the “Sixth Amendment”), by and among the Company, as borrower, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Cortland Capital Market Services LLC, as administrative agent.
The 2014 Term Credit Agreement initially provided for a five-year $270.0 million term loan facility (the “2014 Term Loan Facility”), which the Company drew in full on the effective date of the 2014 Term Credit Agreement. At September 30, 2017, the aggregate outstanding principal balance of the 2014 Term Loan Facility was $92.2 million. The Sixth Amendment provides for an additional term loan in an amount equal to $15.0 million, which will be pari passu in right of payment with, and secured on a pari passu basis with the aggregate outstanding principal balance of the Company’s 2014 Term Loan Facility. The additional term loan is expected to be drawn in full during November 2017 and will bear the same maturity date as the aggregate outstanding principal balance of the Company’s 2014 Term Loan Facility.

The interest rate in effect at September 30, 2017 under the 2014 Term Credit Agreement was 11 percent, which consisted of an applicable margin of 9.75 percent for Eurodollar Rate loans plus a LIBOR floor of 1.25 percent. Beginning with the date on which the additional term loan is funded (the “Sixth Amendment Funding Date”), the interest rate will increase to 13 percent, consisting of an applicable margin of 11.75 percent for Eurodollar Rate loans plus a LIBOR floor of 1.25 percent. Beginning September 30, 2018, the applicable margin will increase an additional 100 basis points each quarterly period until maturity.
Under the 2014 Term Credit Agreement, with respect to prepayments made from inception of the term loan through September 30, 2017, the Company has not been required to pay prepayment premiums in respect of the “makewhole amount.” However, future prepayments or refinancing of the balance of the 2014 Term Loan Facility will require the Company to pay a prepayment premium equal to the makewhole amount and the repayment fee described below. Pursuant to the Sixth Amendment and beginning with the Sixth Amendment Funding Date, if a prepayment is made on or before September 30, 2018, the makewhole amount will be calculated as the present value of all interest payments that would have been made on the amount prepaid from the date of the prepayment to June 15, 2019 at a rate per annum equal to the sum of the applicable margin on the date of the prepayment plus the greater of 1.25 percent and the Eurodollar rate in effect on the date of the repayment. If a prepayment is made after September 30, 2018, the makewhole amount will be calculated as the present value of all interest payments that would have been made on the amount prepaid from the date of the prepayment to December 15, 2019 at a rate per annum equal to the sum of the applicable margin on the date of the prepayment plus the greater of 1.25 percent and the Eurodollar rate in effect on the date of the repayment.
Under the 2014 Term Credit Agreement, the Company was also required to pay a repayment fee on the date of any prepayment and on the maturity date of the 2014 Term Loan Facility equal to 5.0 percent of the amount prepaid or 5.0 percent of the aggregate remaining outstanding principal balance on the maturity date. Pursuant to the Sixth Amendment and beginning with the Sixth Amendment Funding Date, the repayment fee will increase to 9.0 percent of the amount prepaid or 9.0 percent of the aggregate remaining outstanding principal balance on the maturity date.
The Sixth Amendment suspends compliance with the Maximum Total Leverage Ratio and the Minimum Interest Coverage Ratio covenants through December 31, 2017. Pursuant to the Fifth Amendment, the covenant suspension period currently runs through the quarterly calculation period ending June 30, 2017. Any failure by the Company to comply with such financial covenants during the covenant suspension period will not be deemed to result in a default or event of default under the 2014 Term Credit Agreement. In addition, under the Sixth Amendment, the Maximum Total Leverage Ratio will be 5.50 to 1.00 as of March 31, 2018 and will decrease to 4.50 to 1.00 as of June 30, 2018, 4.25 to 1.00 as of September 30, 2018 and 3.00 to 1.00 as of March 31, 2019, and thereafter. The Minimum Interest Coverage Ratio will be 1.75 to 1.00 as of March 31, 2018, will increase to 2.00 to 1.00 as of June 30, 2018, decrease to 1.50 to 1.00 as of December 31, 2018 and increase to 2.75 to 1.00 as of March 31, 2019, and thereafter. The Sixth Amendment also provides that, for the four-quarter period ending March 31, 2018, Consolidated EBITDA shall be equal to the sum of Consolidated EBITDA for the quarterly periods ending December 31, 2017 and March 31, 2018 multiplied by two, and, for the four-quarter period ending June 30, 2018, Consolidated EBITDA shall be equal to the annualized sum of Consolidated EBITDA for the quarterly periods ending December 31, 2017, March 31, 2018 and June 30, 2018.
A copy of the Sixth Amendment is attached hereto as Exhibit 10.1 and incorporated into this Item 5 by reference.
KKR Credit Advisors (US) LLC, which serves as sole lead arranger and sole bookrunner under the 2014 Term Credit Agreement, and certain of its affiliates beneficially own 10,125,410 shares of the Company's common stock.

ITEM 6. EXHIBITS
The following documents are included as exhibits to this Form 10-Q. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

Exhibit Number	Description
10.1
Sixth Amendment to Credit Agreement dated as of November 6, 2017, by and among Willbros Group, Inc., as borrower, certain subsidiary guarantors party thereto, the Lender party thereto, KKR Credit Advisors (US) LLC, as arranger, and Cortland Capital Market Services LLC, as administrative agent.

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

WILLBROS GROUP, INC.

Date: November 8, 2017	By:	/s/ Jeffrey B. Kappel
Jeffrey B. Kappel
Senior Vice President and Chief Financial Officer (Principal Financial Officer)