Form 10-K
period 2017-12-31
Willbros Group, Inc.\NEW\
filed 2018-03-30
CIK 1449732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on the last business day of the Registrant’s most recently completed second fiscal quarter (based on the closing sales price on the New York Stock Exchange on June 30, 2017) was $127,979,239.
The number of shares of the Registrant’s Common Stock outstanding at March 26, 2018 was 63,221,610.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for in Items 10 through 14 of Part III are incorporated by reference to the Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders, or will be included in an amendment to this Annual Report on Form 10-K.

WILLBROS GROUP, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2017

FORWARD-LOOKING STATEMENTS
This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as our ability to continue as a going concern, our ability to complete our planned merger with Primoris Services Corporation (“Primoris”), future capital expenditures (including the amount and nature thereof), oil, gas, gas liquids and power prices, demand for our services, the amount and nature of future investments by governments, expansion and other development trends of the oil and gas and power industries, business strategy, expansion and growth of our business and operations, the outcome of legal proceedings and other such matters are forward-looking statements. These forward-looking statements are based on assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties. As a result, actual results could differ materially from our expectations. Factors that could cause actual results to differ from those contemplated by our forward-looking statements include, but are not limited to, the following:

•	our stockholders fail to approve the proposed merger transaction with Primoris;

•
we or the other parties to the merger agreement are unable to satisfy the conditions to the completion of the merger, or are unable to obtain any regulatory approvals required for the merger on the terms expected, on the anticipated schedule, or at all;

•	we are unable to close the merger or the merger is delayed, either as a result of litigation related to the transaction or otherwise;

•	the parties are unable to achieve the anticipated benefits of the merger transaction;

•	completing the merger may distract our management from other important matters;

•	inability to comply with the financial and other covenants in or to obtain waivers under our credit facilities;

•
the loss of customers, suppliers and key personnel that may occur as a result of our issuing financial statements with a “going concern” qualification or explanation, and the possibility that we may seek protection under the U.S. Bankruptcy Code;

•	inability to obtain adequate financing on reasonable terms;

•	curtailment of capital expenditures due to low prevailing commodity prices or other factors, and the unavailability of project funding in the power and oil and gas industries;

•	inability to execute fixed-price and cost-reimbursable projects within the target cost, thus eroding contract margin and, potentially, contract income on any such project;

•	inability to satisfy New York Stock Exchange (“NYSE”) continued listing requirements for our common stock;

•	increased capacity and decreased demand for our services in the more competitive industry segments that we serve;

•	the demand for energy moderating or diminishing;

•	cancellation or delay of projects, in whole or in part, for any reason;

•	failure to obtain the timely award of one or more projects;

•	inability to obtain sufficient surety bonds or letters of credit;

•	reduced creditworthiness of our customer base and higher risk of non-payment of receivables;

•	project cost overruns, unforeseen schedule delays and the application of liquidated damages;

•	inability to lower our cost structure to remain competitive in the market or to achieve anticipated operating margins;

•	inability of the energy service sector to reduce costs when necessary to a level where our customers’ project economics support a reasonable level of development work;

•	reduction of services to existing and prospective clients when they bring historically out-sourced services back in-house to preserve intellectual capital and minimize layoffs;

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

PART I
Items 1. and 2. Business and Properties
Company Information
Willbros is a specialty energy infrastructure contractor serving the power and oil and gas industries with offerings that primarily include construction, maintenance and facilities development services. We provide our services through operating subsidiaries, and our corporate structure is designed to comply with jurisdictional and registration requirements and to minimize worldwide taxes. Subsidiaries may be formed in specific work locations where such subsidiaries are necessary or useful to comply with local laws or tax objectives.
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
In addition, we use social media to communicate with our investors and the public about our Company, our businesses and our results of operations. The information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media and others interested in us to review the information we post on the following social media channels:

•	The Company’s Twitter account (twitter.com/willbros);

•	The Company’s LinkedIn account (linkedin.com/company/willbros); and

•	The Company’s Facebook account (facebook.com/WillbrosGroup).
Current Developments
Merger Agreement
On March 27, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Primoris and Waco Acquisition Vehicle, Inc., a wholly-owned subsidiary of Primoris (the “Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will be merged into us, and we will become a wholly owned subsidiary of Primoris. The Merger Agreement includes customary representations, warranties and covenants. Primoris will pay $0.60 per share for all of our outstanding common stock. The Merger Agreement is expected to close in the second quarter of 2018, subject to satisfaction of customary closing conditions, including approval of the Merger Agreement by the requisite vote of our stockholders. Upon termination of the Merger Agreement in certain circumstances, we are obligated to pay Primoris a termination fee of $4.3 million and, in certain other circumstances, a termination fee of $8.0 million.
Term Forbearance Agreement
On March 27, 2018, we entered into a Forbearance Agreement (the “Term Forbearance Agreement”) with the lenders under the 2014 Term Credit Agreement (the “Term Lenders”). Under the Term Forbearance Agreement, the Term Lenders agreed to, among other things, forbear from taking any action to enforce certain of their rights or remedies under the 2014 Term Credit Agreement with respect to certain defaults and events of default (the “Term Specified Defaults”). The Term Forbearance Agreement is effective until the earliest of (i) August 15, 2018 or the closing of the Merger Agreement or (ii) the occurrence of any one of several specified termination events including, among other things, the termination of the Merger Agreement (the “Term Forbearance Period”). The effectiveness of the Term Forbearance Agreement is conditioned on the occurrence of several events, including the execution of the Merger Agreement and the Seventh Amendment. Upon expiration of the Term Forbearance Agreement or if we were to default under the Term Forbearance Agreement or the 2014 Term Credit Agreement,

other than Term Specified Defaults, the Term Lenders would be free to exercise any rights and remedies with respect to such defaults and events of defaults pursuant to the terms of the 2014 Term Credit Agreement.
ABL Forbearance Agreement
On March 27, 2018, we entered into a Limited Forbearance Agreement (the “ABL Forbearance Agreement”) with the lenders under the 2013 ABL Credit Facility (the “ABL Lenders”). Under the ABL Forbearance Agreement, the ABL Lenders agreed to, among other things, forbear from taking any action to enforce certain of their rights or remedies under the 2013 ABL Credit Facility with respect to certain defaults and events of default (the “ABL Specified Defaults”). The ABL Forbearance Agreement is effective until the earliest of (i) July 31, 2018 or the closing of the Merger Agreement or (ii) the occurrence of any one of several specified termination events including, among other things, the termination of the Merger Agreement (the “ABL Forbearance Period”). The effectiveness of the ABL Forbearance Agreement is conditioned on the occurrence of several events, including the execution of the Merger Agreement and the Seventh Amendment. Upon expiration of the ABL Forbearance Agreement or if we were to default under the ABL Forbearance Agreement or the 2013 ABL Credit Facility, other than ABL Specified Defaults, the ABL Lenders would be free to exercise any rights and remedies with respect to such defaults and events of defaults pursuant to the terms of the 2013 ABL Credit Facility.
Seventh Amendment to the 2014 Term Credit Agreement
On March 27, 2018, (the “Seventh Amendment Effective Date”), we amended the 2014 Term Credit Agreement pursuant to a Seventh Amendment among Willbros Group, Inc., as borrower, the guarantors from time to time party thereto, Primoris as initial first-out lender, the lenders from time to time party thereto and Cortland Capital Market Services LLC, as administrative agent (the “Seventh Amendment”). Under the terms of the Seventh Amendment, Primoris will provide us with an additional term loan in an amount equal to $10.0 million (the “Initial First-Out Loan”) to be drawn in full no earlier than three business days after the Seventh Amendment Effective Date. The Initial First-Out Loan is subject to various terms and conditions including that no defaults shall have occurred and be continuing under the 2013 ABL Credit Facility or the 2014 Term Credit Agreement other than ABL Specified Defaults and Term Specified Defaults.
In addition, under the terms of the Seventh Amendment, Primoris may provide us with additional term loans in an aggregate amount not to exceed $10.0 million (the “Additional First-Out Loans”). Interest payable with respect to the Initial First-Out Loan and any Additional First-Out Loans will be paid in-kind through additions to the principal amount of such loans.
The Seventh Amendment further provides that, until the termination of the Term Forbearance Period, the due date of any payments due and owing to the lenders (other than Primoris) under the 2014 Term Credit Agreement will be deferred until the fifth business day after the date of the termination of the Term Forbearance Period. In addition, the Seventh Amendment provides that the payment by the borrower of an amount equal to $100.0 million plus the expenses of the administrative agent in an amount not to exceed $1.1 million shall constitute payment in full and satisfaction and discharge of all obligations of the borrower and the other loan parties under the 2014 Term Credit Agreement, but solely if such payment is made in connection with the consummation of the merger.
Going Concern
We have incurred significant operating losses, cash outflows from operating activities and a net working capital deficiency, We do not expect to be in compliance with the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio under the 2014 Term Credit Agreement beginning with the quarterly period ending March 31, 2018, primarily due to these significant operating losses in 2017. In addition, we are not in compliance with certain other provisions under the 2014 Term Credit Agreement and the 2013 ABL Credit Facility, which expires on August 7, 2018. Absent the temporary forbearance provided under the Term Forbearance Agreement and the ABL Forbearance Agreement, all of our debt obligations would become due under the default provisions in the 2014 Term Credit Agreement and the 2013 ABL Credit Facility. In addition, these significant operating losses and cash outflows have put a considerable strain on our overall liquidity. Although the Seventh Amendment provides us with additional short-term liquidity for the period between the signing of the Merger Agreement and the completion of the merger, we can provide no assurance that the merger will be completed. If we are unable to complete the merger, we will likely need to explore other strategic alternatives, which could include seeking protection under the U.S. Bankruptcy laws.
Our continuing failure to comply with financial covenants and other covenants, our inability to extend or refinance the 2013 ABL Credit Facility and our continuing liquidity issues raise substantial doubt about our ability to continue as a going concern, notwithstanding the temporary forbearance provided under the Term Forbearance Agreement and the ABL Forbearance Agreement and the short-term liquidity provided by the Seventh Amendment.

In consideration of the above facts and circumstances, at December 31, 2017, we have classified all of our debt obligations as current, which has caused our current liabilities to far exceed our current assets since such date. These debt obligations, net of unamortized discount and debt issuance costs, approximate $133.3 million at December 31, 2017.
Sale of Mainline Pipeline Construction Business
On January 9, 2018, we entered into an agreement to sell assets comprising our mainline pipeline construction business to WB Pipeline, LLC, an affiliate of Meridien Energy, LLC (“Meridien”).
As part of the agreement, we retained the three mainline pipeline construction projects associated with the business through their completion. Two of these projects have reached mechanical completion with an existing letter of credit returned in the first quarter of 2018. The remaining right-of-way restoration and other clean-up activities associated with these projects are expected to be completed by the end of the third quarter of 2018.
With respect to the remaining mainline pipeline construction project, in the first quarter of 2018, we reached a settlement with the customer to mutually conclude the remaining work. In addition, the settlement releases us from further liability at the completion of the project. As such, we have withdrawn and released any outstanding change orders or claims associated with the project.
Business Segments
We have three reportable segments: Utility T&D, Canada and Oil & Gas. These segments are comprised of strategic businesses that are defined by the industries or geographic regions they serve. Each segment is led by a separate segment President who reports directly to our Chief Operating Decision Maker (“CODM”).
The CODM evaluates segment performance using operating income which is defined as contract revenue less contract costs and segment overhead, such as amortization related to intangible assets and general and administrative expenses that are directly attributable to the segment.
One of our customers in our Utility T&D segment, Oncor, was responsible for 25.0 percent, 25.0 percent and 17.9 percent of our consolidated revenue from continuing operations for 2017, 2016 and 2015, respectively. Another one of our customers in our Oil & Gas segment, Enterprise Products Partners L.P., was responsible for 9.8 percent, 9.4 percent and 12.5 percent of our consolidated revenue from continuing operations in 2017, 2016 and 2015, respectively. See Note 14 – Segment Information in Item 8 of this Form 10-K for more information on our reportable segments and our contract revenue by geographic region.
On March 5, 2018, Oncor notified us of its election to extend its alliance agreement with the Company, under the terms and conditions currently in effect, through December 31, 2019.
On November 30, 2015, we sold the balance of our Professional Services segment to TRC Companies (“TRC”). As a result, the results of operations, financial position, cash flows and disclosures of the Professional Services segment, including the previously sold subsidiaries in 2015 of Willbros Engineers, LLC and Willbros Heater Services, LLC (collectively “Downstream Professional Services”), Premier Utility Services, LLC (“Premier”) and UtilX Corporation (“UtilX”), are presented as discontinued operations for all periods presented. See Note 18 – Discontinued Operations in Item 8 of this Form 10-K for more information on our discontinued operations.
Utility T&D
We provide a wide range of services in electric and natural gas transmission and distribution (“T&D”), including comprehensive engineering, procurement, maintenance and construction, repair and restoration of utility infrastructure. Our collective services include engineering design, installation, maintenance, procurement, and repair of electrical transmission, distribution, substation, wireless and gas distribution systems. Our collective experience ranges from small engineering and consulting projects to multi-million dollar turnkey distribution, substation and transmission line projects, including those required for renewable energy facilities. Clients include investor-owned utilities, cooperatives, municipalities, gas and oil developers and operators, telecommunication companies and industrials. We strive to develop long-term partnerships with clients as the best means to help manage their power systems effectively.
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
Renewable Energy Services
We provide construction services for transmission lines, collection substations and distribution collector systems required for renewable energy facilities, including turnkey services for balance of plant construction.
Canada
In Western Canada, Willbros is an industry leader in construction, maintenance and fabrication, well-known for piping projects, including integrity and supporting civil work, general mechanical and facility construction, American Petroleum Institute (“API”) storage tanks and general fabrication and wear products, along with electrical and instrumentation projects serving the Canadian energy industry. We have had specialized facilities and offices throughout Alberta since 2001 in Fort McMurray, Edmonton and Calgary, Alberta. These offices are locally staffed with dedicated and experienced professionals, ideally suited to serve our clients in Western Canada. We are an industrial infrastructure construction and maintenance contractor, providing a diverse and complementary suite of services to meet our clients’ expectations through safe, productive, high-quality execution both in the field and in our fabrication facilities.
Pipeline Services
A cornerstone of our business is the construction and maintenance of Hydrotransport and Tailings Lines (“HTTL”) in the oil sands mine sites of the Wood Buffalo region of Northern Alberta. Our expertise is not only in new construction of HTTL, but the ongoing rotation and maintenance of these lines as well. Our scope includes other pipeline projects both above and below ground ranging in diameter from 2 inches to greater than 48 inches in a variety of materials. We have over 55 acres of land in the Wood Buffalo region that we utilize for project staging and high volume pipe joining works. Our crews are well-equipped and capable of performing civil earthworks including corridor construction, trenching, backfill, grading, road construction, crossings and bores, berms, pipe culverts, excavation and hauling.
Outside the oil sands mines, Pipeline Services provides a range of new construction and maintenance services for In-Situ Extraction sites and mainline pipeline customers. New construction scopes comprise short-run, above and below ground pipelines of various diameters. An increased focus and strategy has been directed towards pipeline integrity work including dig-ups and repair. Regulators, industry and public concern continue to emphasize and require more robust integrity programs to ensure safety and reliable leak-free performance.
Maintenance Services
Building our long-standing pipeline maintenance services, we have expanded into industrial plant shutdowns, turnarounds and general maintenance, including API tank maintenance. This service line works to expand services to existing customers in the oil and gas sector and develop new relationships in power, pulp and paper and agribusiness.
Construction Services
This service line offers multi-discipline greenfield and brownfield facility construction services, completing mid-size and sustaining capital projects and fabrication for customers across Western Canada. The majority of the work is self-performed and is comprised of pipe spool fabrication, civil, structural, piping, millwrighting, and electrical and instrumentation (“E&I”). While the majority of our work services the oil and gas industry, we also construct water and wastewater treatment projects for municipal customers.
Construction Services provides engineering-procurement-construction (“EPC”) services for above-ground steel storage tanks to API 620 and API 650 specifications. Our civil, piping and E&I capabilities allow us to deliver the full scope of new tank construction, streamlining our customers’ procurement and project management processes.
Our fabrication facility is located on 23 acres of land accessible to the high-load corridor in Edmonton. Its specialties include Chromium Carbide Overlay, a process of applying overlay to extend the service life of piping products used in heavy-wear erosion, corrosion and abrasive applications utilized in oil sands extraction and tailings functions; and pipe spool and other general carbon steel fabrication (e.g. expansion barrels, block valves, traps and other piping-related components including double jointing and handling).
Oil & Gas
We provide construction, maintenance and lifecycle extension services to the midstream markets.
Facilities Construction
Companies in the hydrocarbon value chain require certain facilities in the course of producing, processing, storing and transporting oil, gas, refined products and chemicals. We are experienced in and capable of constructing facilities such as pump stations, flow stations, gas compressor stations and metering stations. We are focused on building these facilities in the United States oil and gas market. The construction of station facilities, while not as capital-intensive as pipeline construction, is generally characterized by complex logistics and scheduling. Our recent experience includes major pumping, metering and tank farm terminals.
Small-Diameter Midstream Pipeline Construction
As part of Lineal Industries, Inc., we offer a complete range of pipeline construction services including new transmission pipelines, midstream gathering systems and various other fabrication, installation, clearing, development and restoration services.
Pipeline Integrity Construction
We provide a full suite of integrity construction services including hydrostatic testing, anomaly repair programs, Department of Transportation required replacements, pipeline replacement programs and other pipeline modifications.
Tank Services
On January 2, 2018, we sold our tank services business to ATS Group, Inc. (“ATS”). See Note 5 – Assets Held for Sale in Item 8 of this Form 10-K for more information.

Our tank services business provided services to the above-ground storage tank industry including API compliant tank maintenance and repair; floating roof seals; floating roof installations and repairs; secondary containment bottoms, cone roof and structure replacements; and new API compliant above-ground storage tanks. These services were provided on a stand-alone basis or in combination with balance of plant pumping, metering and piping systems.
Mainline Pipeline Construction
On January 9, 2018, we entered into an agreement to sell assets comprising our mainline pipeline construction business to Meridien.
Our mainline pipeline construction business provided multiple services needed to support the transportation and storage of hydrocarbons including gathering, lateral and main-line pipeline systems.
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
Our balance sheet and overall financial condition currently precludes us from obtaining surety bonds with reasonable terms and pricing.
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
In evaluating bid opportunities, we consider such factors as the clients and their geographic location, the difficulty of the work, current and projected workload, the likelihood of additional work, surety bond requirements, the project’s cost and profitability estimates and our competitive advantage relative to other likely bidders. The bid estimate forms the basis of a project budget against which performance is tracked through a project control system.
Certain bid opportunities require surety bonds. Recently, our assessment of size, terms and collateral requirements of surety bonds has impacted our ability to bid certain projects and build subsequent backlog.
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
Term, Renewals and Extensions. The agreement became effective on August 1, 2008 and will continue until expiration on December 31, 2018, unless extended, renewed or terminated in accordance with its terms. On March 5, 2018, Oncor notified us of its election to extend its agreement with the Company, under the terms and conditions currently in effect, through December 31, 2019.
Provision of Services, Spending Levels and Pricing. Under the agreement, it is anticipated that we will provide Oncor transmission construction and maintenance services (“TCM”) and distribution construction and maintenance services (“DCM”), pursuant to fixed-price, unit-price and time-and-materials structures. The fees we charge Oncor under unit-price and time-and-materials structures are set forth in the agreement, most of which are adjusted annually according to indices provided in the agreement. The agreement also includes a provision whereby Oncor receives pricing at least as favorable as we charge other customers for any “similar services” (which is not a defined term in the agreement). Management believes, based on our pricing practices and the nature and scope of the services we provide to Oncor, that we are in compliance with this provision.
We frequently hold meetings with Oncor to discuss its forecasted monthly and annual TCM and DCM spending levels. The agreement provides for agreed upon incentives and adjustments for us and for Oncor according to Oncor’s projected spending levels. Calculations based on projected spending levels are subject to subsequent adjustments based on actual spending levels. The agreement also requires that we provide dedicated resources to Oncor and that we meet or exceed minimum service levels as measured by specified performance indicators.
Termination. Oncor could in some cases seek to terminate for cause or limit our activity or seek to assess penalties against us under the agreement. Oncor may terminate the agreement upon 90-days’ notice or any work request thereunder without prior notice in each case at its sole discretion and may terminate the agreement upon 30-days’ notice in the event there is an announcement of the intent to undertake or an actual occurrence of a change in control of Oncor or Willbros Utility T&D

Holdings, LLC. Oncor may also terminate the agreement for cause if, among other things, we breach and fail to adequately cure a representation or warranty under the agreement, we materially or repeatedly default in the performance of our material obligations under the agreement or we become insolvent.
In the event Oncor terminates the agreement for convenience or due to an anticipated or actual change of control of Oncor, Oncor must pay us a termination fee. In addition, we would have to adjust a significant portion of our existing customer relationship intangible asset attributed to Oncor which was recorded in connection with the InfrastruX acquisition.
Employees
At December 31, 2017, we directly employed a multi-national work force of 3,996 persons, of which approximately 99.8 percent were citizens of the respective countries in which they work. Although the level of activity varies from year to year, we have maintained an average work force of approximately 5,620 over the past five years. The minimum employment during that period was 3,165 and the maximum was 9,399. At December 31, 2017, approximately 11.3 percent of our employees were covered by collective bargaining agreements. We believe relations with our employees are satisfactory. The following table sets forth the location of employees by segment as of December 31, 2017:

	Number of Employees	Percent
Utility T&D	2,233	55.8%
Canada	546	13.7%
Oil & Gas	1,163	29.1%
Corporate	54	1.4%
Total	3,996	100.0%
Equipment
We own, lease and maintain a fleet of generally standardized construction, transportation and support equipment. In 2017, 2016 and 2015, expenditures for capital equipment were $2.6 million, $3.8 million and $2.2 million, respectively. At December 31, 2017, the net book value of our property, plant and equipment was approximately $30.1 million.
All equipment is subject to scheduled maintenance to maximize fleet readiness. We continue to evaluate expected equipment utilization, given anticipated market conditions, and may buy or lease new equipment and dispose of underutilized equipment from time to time. In recent years, we have disposed of a significant amount of equipment through this process.

Facilities
The principal facilities that we utilize to operate our business are:

Principal Facilities
Business	Location	Description	Ownership
Utility T&D	McKinney, TX	Office space and general warehouse	Lease
	Ft. Worth, TX	Office space	Lease
	White Marsh, MD	Office space and general warehouse	Lease
	Richmond, VA	Office space and general warehouse	Lease
Canada	Ft. McMurray, Alberta	Office space, repair shop and lay down area	Lease
	Ft. McMurray, Alberta	Office space	Lease
	Edmonton, Alberta	Office space and fabrication facility	Lease
	Acheson, Alberta	Office space and equipment yard	Lease
	Edmonton, Alberta	Office space	Lease
	Calgary, Alberta	Office space	Lease
Oil & Gas	Houston, TX	Office space	Lease
	Splendora, TX*	Office space and equipment yard	Own
	Channelview, TX*	Office space and general warehouse	Lease
	Tulsa, OK	Manufacturing, office space and general warehouse	Lease
	Geismer, LA	Office space and general warehouse	Lease
	Pittsburgh, PA	Office space and general warehouse	Lease
Corporate	Houston, TX	Office space	Lease
* Sold, transferred or agreed to be sold as part of asset sale subsequent to December 31, 2017.
We lease other facilities used in our operations, primarily sales/shop offices, equipment sites and expatriate housing units in the United States and Canada. Rent expense for all leased facilities related to continuing operations was approximately $6.2 million in 2017, $6.6 million in 2016 and $8.1 million in 2015.
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
In June 2017, President Trump announced that the United States intends to withdraw from the Paris Agreement to reduce global greenhouse gas emissions and to seek negotiations to reenter the Paris Agreement on different terms or a separate agreement. Moreover, the EPA may or may not continue developing regulations to reduce greenhouse gas emissions from the oil and natural gas industry. Even if federal efforts in this area slow, states may continue pursuing climate regulations. Any laws or regulations that may be adopted to restrict or reduce emissions of greenhouse gases could require us or our customers to incur additional operating costs, such as costs to purchase and operate emissions controls, to obtain emission allowances or to pay emission taxes, and reduce demand for our services. Likewise, we cannot predict with any certainty whether any changes to temperature, storm intensity or precipitation patterns as a result of climate change (or otherwise) will have a material impact on our operations.
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
RISKS RELATED TO OUR BUSINESS
Our merger with Primoris may not be completed. Due to our substantial liquidity concerns, if we are unable to complete the merger, we would likely need to seek protection under the U.S. Bankruptcy Code, which may harm our business and place stockholders at significant risk of losing all, or substantially all, of their investment.
On March 27, 2018, we entered into the Merger Agreement with Primoris and Merger Sub, pursuant to which we would become a wholly-owned subsidiary of Primoris. Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the merger, each share of our common stock, other than shares owned by us or one of our subsidiaries, and shares owned by stockholders who have exercised their rights as dissenting owners under Delaware law, will be automatically converted into the right to receive $0.60 per share in cash, without interest (the “Merger Consideration”).
On March 27, 2018, we also entered into the ABL Forbearance Agreement, the Term Forbearance Agreement (collectively, the “Forbearance Agreements”), and the Seventh Amendment, which are more fully discussed under Items 1 and 2, Business and Properties under the caption “Current Developments” in this Annual Report on Form 10-K. Pursuant to the Forbearance Agreements, we have acknowledged that certain specified defaults and events of default have occurred and are continuing or will occur under the 2014 Term Credit Agreement and 2013 ABL Credit Facility. The Forbearance Agreements further provide that the administrative agents and lenders under such credit agreements will forbear from exercising their rights and remedies under the respective credit agreements and other related loan documents that arise solely as a result of the specified defaults for a limited period expiring on the earlier of (i) July 31, 2018 or the closing of the Merger Agreement, in the case of the ABL Forbearance Agreement, and August 15, 2018 or the closing of the Merger Agreement, in the case of the Term Forbearance Agreement, or (ii) the occurrence of any one of several specified termination events, including, among other things, the termination of the Merger Agreement. Pursuant to the Seventh Amendment, Primoris has agreed to make a loan to us in a principal amount of $10.0 million under the 2014 Term Credit Agreement no earlier than three business days after the effective date of the Seventh Amendment and may agree to make additional loans to us in an aggregate amount not to exceed $10.0 million.
The Merger Agreement provides that we, Primoris and Merger Sub will use each of their respective reasonable best efforts, subject to certain exceptions, to, among other things, consummate the transactions contemplated by the Merger Agreement as soon as reasonably practicable and make all required filings and obtain all required consents, registrations, permits, regulatory approvals and expirations or terminations of waiting periods.
Consummation of the merger is subject to various conditions, including, among others, customary conditions relating to the approval of the Merger Agreement by the requisite vote of our stockholders and any applicable filings with or authorizations, consents or waivers from third parties. The obligation of each party to consummate the merger is also conditioned on the other parties’ representations and warranties being true and correct (subject to certain materiality exceptions) and the other parties having performed in all material respects its obligations and complied in all material respects with the agreements and covenants under the Merger Agreement.
The Merger Agreement contains termination rights for each of us and Primoris, including, among others, if the merger has not been consummated by August 15, 2018. Either party may also terminate the Merger Agreement if the requisite vote of our stockholders has not been obtained at a duly convened meeting of our stockholders or an order permanently restraining, enjoining, or otherwise prohibiting consummation of the merger becomes final and non-appealable. Primoris may also terminate the Merger Agreement if any default or event of default occurs under our 2013 ABL Credit Facility or 2014 Term Credit Agreement (other than specified defaults which are the subject of the Forbearance Agreements), or if any forbearance set forth in either of the Forbearance Agreements ceases to be effective.
Our continuing failure to comply with financial covenants and other covenants, our inability to extend or refinance our 2013 ABL Credit Facility and our continuing liquidity issues raise substantial doubt about our ability to continue as a going concern, notwithstanding the temporary forbearance provided under the Forbearance Agreements and the short-term liquidity provided by Primoris under the Seventh Amendment. If we are unable to complete the merger, our indebtedness under the 2014 Term Credit Agreement and 2013 ABL Credit Facility will become due, and we will likely need to seek protection under the U.S. Bankruptcy laws.

The Merger Agreement limits our ability to pursue alternatives to the merger.
The Merger Agreement contains provisions that could adversely affect competing proposals to acquire us. These provisions include the prohibition on us generally from soliciting any acquisition proposal or offer for a competing transaction. These provisions may discourage a third party that might have an interest in acquiring all or a significant part of our company from considering or proposing an acquisition, even if that party were prepared to pay consideration with a higher value than the current proposed Merger Consideration.
We will be subject to business uncertainties and contractual restrictions while the merger is pending.
Uncertainty about the outcome of the merger may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed, and could cause our customers, suppliers and vendors to seek to change existing business relationships, cease doing business with us or delay doing business with us until the merger has been successfully completed. Retention of certain employees may be challenging during the pendency of the merger, as certain employees may experience uncertainty about their future roles or compensation structure. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, our business prior to the merger could be negatively impacted. In addition, the Merger Agreement restricts us from taking various specified actions until the merger is completed or terminated without the consent of Primoris. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger.
The NYSE has commenced proceedings to delist our common stock. Since our common stock is not listed on any other national securities exchange, it will likely be more difficult for stockholders and investors to sell our common stock or to obtain accurate quotations of the share price of our common stock.
As a result of our failure to maintain certain standards for continued listing on the NYSE, on March 27, 2018, the NYSE announced that it has suspended trading of our common stock effective immediately, based on its determination that the trading price of our common stock was “abnormally low,” and its decision to commence delisting proceedings. We expect the NYSE will file a Form 25 to delist our common stock and that our delisting will become effective in the near future. Due to the suspension of trading and likely delisting, our common stock has begun trading over-the-counter.
Stocks trading on the over-the-counter market are typically less liquid than stocks that trade on a national securities exchange. Trading on the over-the-counter market may also negatively impact the trading price of our common stock. In addition, the liquidity of our common stock may be impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, if any, of us. Stockholders may find it difficult to resell their shares of our common stock, due to the delisting. The delisting of our common stock from the NYSE may also result in other negative implications, including the potential loss of confidence by customers, suppliers, vendors and employees, and loss of institutional investor interest in our common stock.
We may not be able to compete for, or work on, certain projects if we are not able to obtain any necessary bonds, letters of credit, bank guarantees or other financial assurances.
Our contracts may require that we provide to our customers security for the performance of their projects in the form of bonds, letters of credit or other financial assurances. Changes in our sureties’ assessment of our operating and financial risk could cause our surety providers to decline to issue or renew, or substantially reduce the amount of, bid or performance bonds for our work. These actions could be taken on short notice. If our surety providers or lenders were to limit or eliminate our access to bonding or letters of credit, our alternatives would include seeking capacity from other sureties and lenders and finding more business that does not require bonds or allows for other form of collateral for project performance, such as cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all, which could affect our ability to bid for or work on future projects requiring financial assurances. Furthermore, under standard terms in the surety market, sureties issue or continue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of collateral as a condition to issuing or renewing any bonds.
We are currently experiencing an interruption in the availability of our bonding capacity due to our current balance sheet and overall financial condition, and, as a result, we are unable to compete for or work on certain projects that would require bonding.

Our business is highly dependent upon the level of capital expenditures by electric power and oil and gas companies on infrastructure.
Our revenue and cash flow are primarily dependent upon major construction projects. The availability of these types of projects is dependent upon the economic condition of the electric power and oil and gas industries and, specifically, the level of capital expenditures of electric power and oil and gas companies on infrastructure. Our failure to obtain major projects, the delay in awards of major projects, the cancellation of major projects or delays in completion of contracts are factors that could result in the under-utilization of our resources, which would have an adverse impact on our revenue and cash flow. Numerous factors beyond our control influence the level of capital expenditures of these companies, including:

•	current and projected electric power and oil and gas prices;

•	the demand for electricity and gasoline;

•	the abilities of electric power and oil and gas companies to generate, access and deploy capital;

•	regulatory restraints on the rates that electric power companies may charge their customers;

•	exploration, production and transportation costs;

•	the discovery rate and location of new oil and gas reserves;

•	the sale and expiration dates of oil and gas leases and concessions;

•	local and international political and economic conditions; and

•	technological advances.
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
A pending securities class action against us has resulted in significant costs and expenses, has diverted resources and could have a material adverse effect on our business, financial condition, results of operations or cash flows if a preliminary settlement does not receive final approval.
We have reached an agreement in principle to settle the consolidated securities class action that had been filed in 2014 against us and two of our former Chief Executive Officers and our former Chief Financial Officer. The settlement, if approved by the Court, will be funded by our insurance carriers and will include the dismissal of all claims against defendants.
As further described in Note 15 of our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, this securities class action was filed against us in the United States District Court for the Southern District of Texas on behalf of a class of purchasers of our stock alleging damages on their behalf after we announced that we would be restating our Condensed Consolidated Financial Statements for the quarterly periods ended March 31, 2014 and June 30, 2014. This matter has resulted in significant costs and expenses, has diverted resources and if the settlement is not approved by the Court could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Our use of fixed-price contracts could adversely affect our operating results.
A significant portion of our revenue is currently generated by fixed-price contracts. Under a fixed-price contract, we agree on the price that we will receive for the entire project, based upon a defined scope, which includes specific assumptions and project criteria. If our estimates of our own costs to complete the project are below the actual costs that we may incur, our margins will decrease, and we may incur a loss. The revenue, cost and gross profit realized on a fixed-price contract will often vary from the estimated amounts because of unforeseen conditions such as highly unusual weather patterns or changes in job conditions and variations in labor and equipment productivity over the term of the contract. If we are unsuccessful in mitigating these risks, we may realize gross profits that are different from those originally estimated and incur reduced profitability or losses on projects. Depending on the size of a project, these variations from estimated contract performance could have a significant effect on our operating results for any quarter or year. In general, turnkey contracts to be performed on a fixed-price basis involve an increased risk of significant variations. This risk is a result of the long-term nature of these contracts and the inherent difficulties in estimating costs and of the interrelationship of the integrated services to be provided under these contracts, whereby unanticipated costs or delays in performing part of the contract can have compounding effects by increasing costs of performing other parts of the contract.
In addition, our Utility T&D and Canada segments also generate substantial revenue under unit-price contracts under which we have agreed to perform identified units of work for an agreed price, which have similar associated risks as those identified above for fixed-price contracts. A “unit” can be as small as the installation of a single bolt or a foot of cable or as large as a transmission tower or foundation. The resulting profitability of a particular unit is primarily dependent upon the labor and equipment hours expended to complete the task that comprises the unit. Failure to accurately estimate the costs of completing a particular project could result in reduced profits or losses.
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
Managing backlog in our Utility T&D segment also has other challenges. Backlog for anticipated projects in this segment is determined based on recurring historical trends, seasonal demand and projected customer needs, but the agreements in this segment rarely have minimum volume or spending obligations, and many of the contracts may be terminated by the customers on short notice. For projects in this segment that are canceled after we have commenced work, we may be reimbursed for certain costs, but typically we have no contractual right to the total revenues included in our backlog.

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
While many states have mandates in place that require specified percentages of electricity to be generated from renewable sources, states could reduce those mandates or make them optional, which could reduce, delay or eliminate renewable energy development in the affected states. Additionally, renewable energy may require additional power generation sources as a backup. The locations of renewable energy projects are often remote and may not be viable unless new or expanded transmission infrastructure to transport the electricity to demand centers is economically feasible. Furthermore, funding for renewable energy initiatives may not be available. These factors could result in fewer renewable energy projects and a delay in the construction of these projects and the related infrastructure, which could negatively impact our business.
Seasonal variations and inclement weather may cause fluctuations in our operating results, profitability, cash flow and working capital needs related to our operating segments.
A significant portion of our business in each of our operating segments is performed outdoors. Consequently, our results of operations are exposed to seasonal variations and inclement weather. In particular, our Utility T&D segment revenue and profitability often decrease during the winter months and during severe weather conditions because work performed during these periods is more costly to complete. During periods of peak electric power demand in the summer, utilities generally are unable to remove their electric power T&D equipment from service, decreasing the demand for our maintenance services during such periods. The seasonality of this segment’s business also causes our working capital needs to fluctuate. Because this segment’s operating cash flow is usually lower during and immediately following the winter months, we typically experience a need to finance a portion of this segment’s working capital during the spring and summer. Conversely, our Canada segment typically posts its strongest results during the winter and summer months and weaker results during what is known as the “Spring breakup,” when road bans and load limits are put in place and workers are often furloughed and equipment idled. Severe weather can also create demand for restoration of storm damage to overhead utility lines, which can offer opportunities for high margin emergency restoration work for our Utility T&D segment.
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
We operate primarily in the power and oil and gas industries, providing services to a limited number of clients. Much of our success depends on developing and maintaining relationships with our major clients and obtaining a share of contracts from these clients. The loss of any of our major clients could have a material adverse effect on our operations. One client was responsible for approximately 25.0 percent of total contract revenue from continuing operations in 2017. This client was also responsible for 37.5 percent of our 12-month backlog and 29.0 percent of our total backlog at December 31, 2017.
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
Our business operations include a wide range of services in electric power and natural gas transmission and distribution, along with pipeline construction, fabrication and pipeline rehabilitation services. We may encounter difficulties that impact our ability to complete a project in accordance with the original delivery schedule. These difficulties may be the result of delays in designs, engineering information or materials provided by the customer or a third party, delays or difficulties in equipment and material delivery, schedule changes, delays from our customer’s failure to timely obtain permits or rights-of-way or meet other regulatory requirements, weather-related delays, delays caused by difficult worksite environments and other factors, some of which are beyond our control. We also may encounter project delays due to local opposition, which may include injunctive actions as well as public protests, to the siting of electric transmission lines, pipelines or other facilities, especially those which are located in environmentally or culturally sensitive areas and more heavily populated areas. We may not be able to recover the costs we incur that are caused by delays. In certain circumstances, we guarantee project completion by a scheduled acceptance date or achievement of certain acceptance and performance testing levels. Failure to meet any of our schedules or performance requirements could also result in additional costs or penalties, including liquidated damages, and such amounts could exceed expected project profit. In extreme cases, the above-mentioned factors could cause project cancellations, and we may not be able to replace such projects with similar projects or at all. Such delays or cancellations may impact our reputation or relationships with customers, adversely affecting our ability to secure new contracts.
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
Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” may be contributing to warming of the earth’s atmosphere. As a result, there have been a variety of regulatory developments, proposals or requirements and legislative initiatives that have been introduced and/or issued in the United States (as well as other parts of the world) that are focused on restricting the emission of carbon dioxide, methane and other greenhouse gases. In June 2017, President Trump announced that the United States intends to withdraw from the Paris Agreement to reduce global greenhouse gas emissions and to seek negotiations to reenter the Paris Agreement on different terms or a separate agreement. Moreover, the EPA may or may not continue developing regulations to reduce greenhouse gas emissions from the oil and natural gas industry. Even if federal efforts in this area slow, states may continue pursuing climate regulations. Any laws or regulations that may be adopted to restrict or reduce emissions of greenhouse gases could require us or our customers to incur additional operating costs, such as costs to purchase and operate emissions controls, to obtain emission allowances or to pay emission taxes, and reduce demand for our services.

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
In the past few years, we have experienced significant turnover at the senior management level. We believe that we currently have in place competitive compensation programs. However, the loss or interruption of services provided by one or more of our senior officers could adversely affect our results of operations.
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
Our business is subject to cybersecurity risks.
Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow. Cybersecurity attacks could include, but are not limited to, malicious software, attempts to gain unauthorized access to our data and the unauthorized release, corruption or loss of our data and personal information, loss of our intellectual property, other electronic security breaches that could lead to disruptions in our critical systems, and increased costs to prevent, respond to or mitigate cybersecurity events. It is possible that our business, financial and other systems could be compromised, which might not be noticed for some period of time. Although we utilize various procedures and controls to mitigate our exposure to such risk, cybersecurity attacks are evolving and unpredictable. The occurrence of such an attack could lead to financial losses and have a material adverse effect on our business, financial condition and results of operations. We are not aware that any material cybersecurity breaches have occurred to date.
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
RISKS RELATED TO OUR COMMON STOCK
Our common stock has experienced significant price and volume fluctuations. These fluctuations are likely to continue in the future, and you may not be able to resell your shares of common stock at or above the purchase price paid by you.
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
Our certificate of incorporation and bylaws may discourage unsolicited takeover proposals or make it more difficult for a third party to acquire us, which may adversely affect the price that investors might be willing to pay for our common stock. For example, our certificate of incorporation and bylaws:

•	provide for a classified board of directors;

•	deny stockholders the ability to take action by written consent;

•	establish advance notice requirements for nominations for election to our Board of Directors and business to be brought by stockholders before any meeting of the stockholders;

•	provide that special meetings of stockholders may be called only by our Board of Directors, Chairman, Chief Executive Officer or President; and

•	authorize our Board of Directors to designate the terms of and to approve the issuance of new series of preferred stock.
On June 1, 2017, our stockholders approved an amendment to our certificate of incorporation pursuant to which, beginning with the 2019 annual meeting of stockholders, the board of directors will cease to be classified and all directors will be elected annually for terms of one year.
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

Our business could be negatively affected by the actions of activist stockholders.
Responding to actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. Furthermore, any perceived uncertainties as to our future direction could result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners.
Item 1B. Unresolved Staff Comments
None.
Item 3. Legal Proceedings
For information regarding legal proceedings, see the discussion under the caption “Contingencies” in Note 15 – Contingencies, Commitments and Other Circumstances of our Notes to Consolidated Financial Statements in Item 8 of this Form 10-K, which information from Note 15 is incorporated by reference herein.
Item 4. Mine Safety Disclosures
Not applicable.
Item 4A. Executive Officers of the Registrant
The following table sets forth information regarding our executive officers. Officers are elected annually by, and serve at the discretion of, our Board of Directors.

Name	Age	Position(s)
Michael J. Fournier	55	President, Chief Executive Officer, Chief Operating Officer and Director
Jeffrey B. Kappel	43	Senior Vice President and Chief Financial Officer
Johnny M. Priest	68	Executive Vice President, Utility Transmission & Distribution (President, Utility T&D)
Jeremy R. Kinch	44	Senior Vice President, Willbros Canada (President, Canada)
Linnie A. Freeman	63	Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary
Michael J. Fournier has been Chief Executive Officer and a Director of the Company since December 2015, President of the Company since October 2014 and Chief Operating Officer of the Company since July 2014. He joined Willbros in August 2011 as Chief Operating Officer of Canada operations and served as President of Canada operations from September 2012 to July 2014. Prior to joining Willbros, he filled successive roles starting as an Operations Manager and finishing as President of Aecon Lockerbie Construction Group, Inc., a construction and infrastructure development company, and its predecessor entities from 2005 to 2011. Mr. Fournier has more than 30 years of experience in the engineering and construction service industries. Mr. Fournier started his career in the Offshore Gulf Coast pipeline construction and platform fabrication sector, relocating to Canada in the early 90’s. Much of his career since then has been spent in the Canadian Oil, Gas and Petrochemical sector where he has held a succession of project management and executive management roles with heavy industrial construction firms culminating in business unit president roles. He has served on the Board of Directors for the Progressive Contractors Association of Canada and Construction Labour Relations – Alberta and on the Management Board of the Natural Sciences and Engineering Research Council of Canada Chair in Construction Management for the University of Alberta. Mr. Fournier graduated from the University of Alberta with a Bachelor of Science in Mechanical Engineering and is registered with the Association of Professional Engineers, Geologists and Geophysicists of Alberta.
Jeffrey B. Kappel has been Senior Vice President and Chief Financial Officer of the Company since August 2017. He served as the Company’s Corporate Controller, Accounting Operations from July 2016 until his appointment as Chief Financial Officer. He also served as Segment Controller – Oil & Gas from September 2014 to June 2016 and as Assistant Controller – Corporate Financial Accounting from May 2013 to May 2014. Mr. Kappel was Director – Finance for JGC America, Inc., an engineering and construction company, from May 2014 to August 2014. Prior to joining the Company in May 2013, Mr. Kappel served in several capacities for Technip USA (formerly The Shaw Group), an engineering and construction company specializing in hydrocarbon production facilities, beginning in 2006. Mr. Kappel’s positions with Technip included Group Controller – Shaw Energy & Chemicals Segment, and Controller – Subsea North American Region. From January 1997 to

September 2006, he served in several positions with PricewaterhouseCoopers LLP. Mr. Kappel earned his Bachelor of Science degree in Accounting from Louisiana State University in 1996. He is a Certified Public Accountant.
Johnny M. Priest joined Willbros in 2012 as Chief Operating Officer of our Utility T&D segment before being elected Senior Vice President, Utility T&D and President of our Utility T&D segment later that year. He was elected Executive Vice President, Utility Transmission & Distribution of the Company in October 2014. Prior to joining Willbros, he served as Chief Executive Officer of Argos Utilities, a provider of transmission and distribution services to utility customers, from April 2009 to March 2012. Mr. Priest began his career as a line construction technician with Duke Power in 1967 and has since managed and presided over a number of companies including Argos Utilities, MasTec Energy Group and Shaw Energy Delivery Services (formerly owned by Duke Energy). He is a veteran of the U.S. Army.
Jeremy R. Kinch has served as Senior Vice President, Canada and President of our Canada segment since April 2017. Mr. Kinch first joined Willbros in May 2008 as a Project Manager. He subsequently held various management positions in operations and support functions including Director of Technical Services from September 2012 until his promotion to Vice President of Technical Services in December 2013. Mr. Kinch held this role until his promotion to Chief Operating Officer of our Canada segment in April 2014. Mr. Kinch started working in construction in 1993 and has served the oil & gas, mining and power industries and public infrastructure projects. Mr. Kinch graduated from Queen’s University with a Bachelor of Science in Geological Engineering and is a licensed professional engineer in Alberta and British Columbia.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock commenced trading on the NYSE on August 15, 1996, under the symbol “WG.” The following table sets forth the high and low sale prices per share of our common stock as reported by the New York Stock Exchange for the periods indicated:

	High	Low
For the year ended December 31, 2017:
First Quarter	$3.84	$2.35
Second Quarter	3.10	2.02
Third Quarter	3.35	1.96
Fourth Quarter	3.34	1.11
For the year ended December 31, 2016:
First Quarter	$3.07	$1.11
Second Quarter	3.41	1.98
Third Quarter	2.85	1.46
Fourth Quarter	3.43	1.42
Substantially all of our stockholders maintain their shares in “street name” accounts and are not, individually, stockholders of record. As of March 26, 2018, our common stock was held by approximately 153 holders of record.
As a result of our failure to maintain certain standards for continued listing on the NYSE, on March 27, 2018, the NYSE announced that it has suspended trading of our common stock effective immediately, based on its determination that the trading price of our common stock was “abnormally low,” and its decision to commence delisting proceedings. We expect the NYSE will file a Form 25 to delist our common stock and that our delisting will become effective in the near future. Our common stock is now trading over-the-counter under the symbol “WGRP”.
Dividend Policy
Since 1991, we have not paid any cash dividends on our capital stock, except dividends in 1996 on our outstanding shares of preferred stock, which were converted into shares of common stock on July 15, 1996. The 2014 Term Credit Agreement prohibits us from paying cash dividends on our common stock.
Issuer Purchases of Equity Securities
The following table provides information about purchases of our common stock by us during the fourth quarter of 2017:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2017 – October 31, 2017	111	$3.21	—	—
November 1, 2017 – November 30, 2017	—	—	—	—
December 1, 2017 – December 31, 2017	16,006	1.35	—	—
Total	16,117	$1.36	—	—

(1)
Represents shares of common stock acquired from certain of our officers and key employees under the share withholding provisions of our 2010 Stock and Incentive Compensation Plan and our 2017 Stock and Incentive Compensation Plan for the payment of taxes associated with the vesting of shares of restricted stock granted under such plan.

(2)	The price paid per common share represents the closing sales price of a share of our common stock as reported by the New York Stock Exchange on the day that the stock was acquired by us.

Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015	2014	2013
Statement of Operations Data:
Contract revenue	$849,983	$731,685	$908,994	$1,594,370	$1,495,125
Contract costs	874,738	685,389	868,240	1,497,618	1,360,014
Contract income (loss)	(24,755)	46,296	40,754	96,752	135,111
Amortization of intangibles	9,667	9,754	9,874	9,885	9,907
General and administrative	54,693	60,993	77,335	108,622	122,368
Gain on sale of subsidiary	—	—	(12,826)	—	—
Other charges	2,226	6,210	18,469	6,692	—
Operating income (loss)	(91,341)	(30,661)	(52,098)	(28,447)	2,836
Interest expense	(16,017)	(13,976)	(27,254)	(30,797)	(32,394)
Interest income	31	451	51	438	1,174
Debt covenant suspension and extinguishment charges	—	(63)	(39,178)	(15,176)	(11,573)
Other, net	(296)	(63)	(101)	(397)	(733)
Loss from continuing operations before income taxes	(107,623)	(44,312)	(118,580)	(74,379)	(40,690)
Provision (benefit) for income taxes	(964)	(530)	(54,031)	229	(3,992)
Loss from continuing operations	(106,659)	(43,782)	(64,549)	(74,608)	(36,698)
Income (loss) from discontinued operations net of provision for income taxes	(1,436)	(3,977)	96,032	(5,219)	20,831
Net income (loss)	$(108,095)	$(47,759)	$31,483	$(79,827)	$(15,867)
Basic income (loss) per share attributable to Company shareholders:
Continuing operations	$(1.72)	$(0.71)	$(1.12)	$(1.51)	$(0.76)
Discontinued operations	(0.02)	(0.06)	1.66	(0.11)	0.44
Net income (loss)	$(1.74)	$(0.77)	$0.54	$(1.62)	$(0.32)
Diluted income (loss) per share attributable to Company shareholders:
Continuing operations	$(1.72)	$(0.71)	$(1.12)	$(1.51)	$(0.76)
Discontinued operations	(0.02)	(0.06)	1.66	(0.11)	0.44
Net income (loss)	$(1.74)	$(0.77)	$0.54	$(1.62)	$(0.32)

Cash Flow Data:
Cash provided by (used in):
Operating activities	$(51,467)	$(19,611)	$(4,195)	$(60,106)	$2,469
Investing activities	2,581	10,843	209,833	39,230	25,955
Financing activities	40,115	(8,615)	(166,642)	1,596	(37,630)
Effect of exchange rate changes	823	(29)	(3,437)	(1,057)	(1,564)
Balance Sheet Data (at period end):
Cash and cash equivalents	$33,472	$41,420	$58,832	$22,565	$42,096
Total assets	363,877	363,036	441,577	684,021	860,272
Total liabilities	332,169	227,899	264,177	570,196	671,498
Total debt	133,283	89,189	95,623	270,335	261,432
Stockholders’ equity	31,708	135,137	177,400	113,825	188,774
Other Financial Data (excluding discontinued operations):
12 Month Backlog (at period end)(1)	$477,114	$419,866	$432,217	$548,552	$800,961
Capital expenditures	2,561	3,802	2,183	11,452	12,975
Adjusted EBITDA from continuing operations(2)	(70,882)	(2,755)	(19,461)	15,618	39,802
Number of employees (at period end):	3,996	3,165	3,579	7,959	9,399

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
For additional information regarding Adjusted EBITDA from continuing operations, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Financial Measures – Adjusted EBITDA from Continuing Operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto. Additional sections in this Form 10-K which should be helpful to the reading of our discussion and analysis include the following: (i) a description of our services provided by segment found in Items 1 and 2 “Business and Properties – Business Segments” and (ii) a description of risk factors affecting us and our business, found in Item 1A “Risk Factors.”
Inasmuch as the discussion below and the other sections to which we have referred you pertain to management’s comments on financial resources, capital spending, our business strategy and the outlook for our business, such discussions contain forward-looking statements. These forward-looking statements reflect the expectations, beliefs, plans and objectives of management about future financial performance and assumptions underlying management’s judgment concerning the matters discussed, and accordingly, involve estimates, assumptions, judgments and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed below and elsewhere in our 2017 Form 10-K, particularly in Item 1A “Risk Factors” and in “Forward-Looking Statements.”
OVERVIEW
Company Description
Willbros is a specialty energy infrastructure contractor serving the power and oil and gas industries with offerings that primarily include construction, maintenance and facilities development services. Our principal markets for continuing operations are the United States and Canada. We obtain our work through competitive bidding and negotiations with prospective clients. Contract values range from several thousand dollars to several hundred million dollars, and contract durations range from a few weeks to more than two years.
Business Segments
Willbros has three reportable segments: Utility T&D, Canada and Oil & Gas. These segments are comprised of strategic businesses that are defined by the industries or geographic regions they serve. Each segment is led by a separate segment President who reports directly to the CODM.
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
Our Oil & Gas segment provides construction, maintenance and lifecycle extension services to the midstream markets. These services include facilities construction such as tank terminals, pump stations, flow stations, gas compressor stations and metering stations, as well as small-diameter midstream pipeline construction, integrity construction, system maintenance, tank services and mainline pipeline construction.
On January 2, 2018, we sold our tank services business to ATS. See Note 5 – Assets Held for Sale in Item 8 of this Form 10-K for more information.
On January 9, 2018, we entered into an agreement to sell assets comprising our mainline pipeline construction business to Meridien.
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

Merger Agreement
On March 27, 2018, we entered into a Merger Agreement with Primoris and Merger Sub. Pursuant to the Merger Agreement, Merger Sub will be merged into us, and we will become a wholly owned subsidiary of Primoris. The Merger Agreement includes customary representations, warranties and covenants. Primoris will pay $0.60 per share for all of our outstanding common stock. The Merger Agreement is expected to close in the second quarter of 2018, subject to satisfaction of customary closing conditions, including approval of the Merger Agreement by the requisite vote of our stockholders. Upon termination of the Merger Agreement in certain circumstances, we are obligated to pay Primoris a termination fee of $4.3 million and, in certain other circumstances, a termination fee of $8.0 million.
Term Forbearance Agreement
On March 27, 2018, we entered into a Term Forbearance Agreement with the Term Lenders. Under the Term Forbearance Agreement, the Term Lenders agreed to, among other things, forbear from taking any action to enforce certain of their rights or remedies under the 2014 Term Credit Agreement with respect to Term Specified Defaults. The Term Forbearance Agreement is effective until the expiration of the Term Forbearance Period. The effectiveness of the Term Forbearance Agreement is conditioned on the occurrence of several events, including the execution of the Merger Agreement and the Seventh Amendment. Upon expiration of the Term Forbearance Agreement or if we were to default under the Term Forbearance Agreement or the 2014 Term Credit Agreement, other than Term Specified Defaults, the Term Lenders would be free to exercise any rights and remedies with respect to such defaults and events of defaults pursuant to the terms of the 2014 Term Credit Agreement.
ABL Forbearance Agreement
On March 27, 2018, we entered into an ABL Forbearance Agreement with the ABL Lenders. Under the ABL Forbearance Agreement, the ABL Lenders agreed to, among other things, forbear from taking any action to enforce certain of their rights or remedies under the 2013 ABL Credit Facility with respect to ABL Specified Defaults. The ABL Forbearance Agreement is effective until the expiration of the ABL Forbearance Period. The effectiveness of the ABL Forbearance Agreement is conditioned on the occurrence of several events, including the execution of the Merger Agreement and the Seventh Amendment. Upon expiration of the ABL Forbearance Agreement or if we were to default under the ABL Forbearance Agreement or the 2013 ABL Credit Facility, other than ABL Specified Defaults, the ABL Lenders would be free to exercise any rights and remedies with respect to such defaults and events of defaults pursuant to the terms of the 2013 ABL Credit Facility.
Seventh Amendment to the 2014 Term Credit Agreement
On the Seventh Amendment Effective Date, we amended the 2014 Term Credit Agreement pursuant to a Seventh Amendment. Under the terms of the Seventh Amendment, Primoris will provide us with an Initial First-Out Loan in an amount equal to $10.0 million to be drawn in full no earlier than three business days after the Seventh Amendment Effective Date. The Initial First-Out Loan is subject to various terms and conditions including that no defaults shall have occurred and be continuing under the 2013 ABL Credit Facility or the 2014 Term Credit Agreement other than ABL Specified Defaults and Term Specified Defaults.
In addition, under the terms of the Seventh Amendment, Primoris may provide us with Additional First-Out Loans in an aggregate amount not to exceed $10.0 million. Interest payable with respect to the Initial First-Out Loan and any Additional First-Out Loans will be paid in-kind through additions to the principal amount of such loans.
The Seventh Amendment further provides that, until the termination of the Term Forbearance Period, the due date of any payments due and owing to the lenders (other than Primoris) under the 2014 Term Credit Agreement will be deferred until the fifth business day after the date of the termination of the Term Forbearance Period. In addition, the Seventh Amendment provides that the payment by the borrower of an amount equal to $100.0 million plus the expenses of the administrative agent in an amount not to exceed $1.1 million shall constitute payment in full and satisfaction and discharge of all obligations of the borrower and the other loan parties under the 2014 Term Credit Agreement, but solely if such payment is made in connection with the consummation of the merger.
Going Concern
We have incurred significant operating losses, cash outflows from operating activities and a net working capital deficiency, We do not expect to be in compliance with the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio under the 2014 Term Credit Agreement beginning with the quarterly period ending March 31, 2018, primarily due to these significant operating losses in 2017. In addition, we are not in compliance with certain other provisions under the 2014

Term Credit Agreement and the 2013 ABL Credit Facility, which expires on August 7, 2018. Absent the temporary forbearance provided under the Term Forbearance Agreement and the ABL Forbearance Agreement, all of our debt obligations would become due under the default provisions in the 2014 Term Credit Agreement and the 2013 ABL Credit Facility. In addition, these significant operating losses and cash outflows have put a considerable strain on our overall liquidity. Although the Seventh Amendment provides us with additional short-term liquidity for the period between the signing of the Merger Agreement and the completion of the merger, we can provide no assurance that the merger will be completed. If we are unable to complete the merger, we will likely need to explore other strategic alternatives, which could include seeking protection under the U.S. Bankruptcy laws.
Our continuing failure to comply with financial covenants and other covenants, our inability to extend or refinance the 2013 ABL Credit Facility and our continuing liquidity issues raise substantial doubt about our ability to continue as a going concern, notwithstanding the temporary forbearance provided under the Term Forbearance Agreement and the ABL Forbearance Agreement and the short-term liquidity provided by the Seventh Amendment.
In consideration of the above facts and circumstances, at December 31, 2017, we have classified all of our debt obligations as current, which has caused our current liabilities to far exceed our current assets since such date. These debt obligations, net of unamortized discount and debt issuance costs, approximate $133.3 million at December 31, 2017.
Sale of Mainline Pipeline Construction Business
On January 9, 2018, we entered into an agreement to sell assets comprising our mainline pipeline construction business to Meridien.
As part of the agreement, we retained the three mainline pipeline construction projects associated with the business through their completion. Two of these projects have reached mechanical completion with an existing letter of credit returned in the first quarter of 2018. The remaining right-of-way restoration and other clean-up activities associated with these projects are expected to be completed by the end of the third quarter of 2018.
With respect to the remaining mainline pipeline construction project, in the first quarter of 2018, we reached a settlement with the customer to mutually conclude the remaining work. In addition, the settlement releases us from further liability at the completion of the project. As such, we have withdrawn and released any outstanding change orders or claims associated with the project.
Other Financial Measures
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
Our backlog presentation reflects not only the 12-month lump sum and work under a MSA but also the full-term value of work under contract, including MSA work, as we believe that this information is helpful in providing additional long-term visibility. We determine the amount of backlog for work under ongoing MSA maintenance and construction contracts by using recurring historical trends inherent in the MSAs, factoring in seasonal demand and projecting customer needs based upon ongoing communications with the customer.
At December 31, 2017, 12-month backlog was $477.1 million, which is an increase of $57.2 million compared to December 31, 2016. The increase is primarily related to discrete project additions in our Oil & Gas segment, partially offset by the work-off of existing projects in our Utility T&D segment.
At December 31, 2017, total backlog was $616.3 million, which is a decrease of $176.1 million compared to December 31, 2016. The decrease is primarily related to the work-off of existing MSAs in our Utility T&D segment. MSAs are subject to renewal options in future years, and we include MSA work in backlog that extends only through the life of the contract. We intend to pursue the renewal of these MSAs upon expiration. The decrease in total backlog is partially offset with discrete project additions in our Oil & Gas segment previously discussed.

Approximately $20.7 million and $5.4 million of 12-month and total backlog at December 31, 2017 and December 31, 2016, respectively, is attributed to our mainline pipeline construction business in our Oil & Gas segment. On January 9, 2018, we entered into an agreement to sell assets comprising our mainline pipeline construction business to Meridien.
Approximately $18.3 million and $15.2 million of 12-month and total backlog at December 31, 2017 and December 31, 2016, respectively, is attributed to our tank services business in our Oil & Gas segment. On January 2, 2018, we sold our tank services business to ATS. See Note 5 – Assets Held for Sale in Item 8 of this Form 10-K for more information.
The following tables (in thousands) show our 12-month and total backlog by operating segment and type of contract as of December 31, 2017 and 2016 and our 12 month backlog for each of the last five years:

	12-Month Backlog
	December 31, 2017			December 31, 2016
	MSA	Discrete Contract	12-Month	MSA	Discrete Contract	12-Month
Utility T&D	$285,759	$21,363	$307,122	$312,681	$37,317	$349,998
Canada	45,759	5,955	51,714	33,430	7,611	41,041
Oil & Gas	—	118,278	118,278	—	28,827	28,827
12-Month Backlog	$331,518	$145,596	$477,114	$346,111	$73,755	$419,866

	Total Backlog
	December 31, 2017			December 31, 2016
	MSA	Discrete Contract	Total	MSA	Discrete Contract	Total
Utility T&D	$350,107	$37,177	$387,284	$607,061	$49,777	$656,838
Canada	104,815	5,955	110,770	99,182	7,611	106,793
Oil & Gas	—	118,278	118,278	—	28,827	28,827
Total Backlog	$454,922	$161,410	$616,332	$706,243	$86,215	$792,458

	As of December 31,
	2017	2016	2015	2014	2013
12 Month Backlog	$477,114	$419,866	$432,217	$548,552	$800,961
Subsequent to December 31, 2017, Oncor notified us of its election to extend its alliance agreement through December 31, 2019. The impact of the extension is not reflected in 12-month and total backlog at December 31, 2017.
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
A reconciliation of Adjusted EBITDA from continuing operations to U.S. GAAP financial information follows (in thousands):

	Year Ended December 31,
	2017	2016	2015	2014	2013
Loss from continuing operations attributable to Willbros Group, Inc.	$(106,659)	$(43,782)	$(64,549)	$(74,608)	$(36,698)
Interest expense	16,017	13,976	27,254	30,797	32,394
Interest income	(31)	(451)	(51)	(438)	(1,174)
Provision (benefit) for income taxes	(964)	(530)	(54,031)	229	(3,992)
Depreciation and amortization	19,162	21,919	27,200	31,873	34,436
EBITDA from continuing operations	(72,475)	(8,868)	(64,177)	(12,147)	24,966
Debt covenant suspension and extinguishment charges	—	63	39,178	15,176	11,573
Stock-based compensation	2,859	4,127	6,605	12,475	6,382
Fort McMurray wildfire related costs	—	450	—	—	—
Restructuring and reorganization costs	1,339	4,933	9,475	1,878	59
Accounting and legal fees associated with the restatements	636	(24)	595	3,413	—
(Gain) loss on disposal of equipment	(3,241)	(3,436)	1,155	(5,177)	(3,178)
Gain on sale of subsidiary	—	—	(12,826)	—	—
Impairment of intangible assets	—	—	534	—	—
Adjusted EBITDA from continuing operations	$(70,882)	$(2,755)	$(19,461)	$15,618	$39,802

RESULTS OF OPERATIONS

	Years Ended December 31
	(in thousands)
	2017	2016	2017-2016 Change	2015	2016-2015 Change
Contract revenue
Utility T&D	$506,978	$418,387	$88,591	$379,629	$38,758
Canada	121,151	143,140	(21,989)	232,534	(89,394)
Oil & Gas	221,939	170,448	51,491	297,110	(126,662)
Eliminations	(85)	(290)	205	(279)	(11)
Total	849,983	731,685	118,298	908,994	(177,309)
Contract costs	874,738	685,389	189,349	868,240	(182,851)
Contract income (loss)	(24,755)	46,296	(71,051)	40,754	5,542
Amortization of intangibles	9,667	9,754	(87)	9,874	(120)
General and administrative	54,693	60,993	(6,300)	77,335	(16,342)
Gain on sale of subsidiary	—	—	—	(12,826)	12,826
Other charges	2,226	6,210	(3,984)	18,469	(12,259)
Operating income (loss)
Utility T&D	(5,281)	15,567	(20,848)	3,960	11,607
Canada	(4,045)	(650)	(3,395)	10,226	(10,876)
Oil & Gas	(60,505)	(16,783)	(43,722)	(38,024)	21,241
Gain on sale of subsidiary	—	—	—	12,826	(12,826)
Corporate	(21,510)	(28,795)	7,285	(41,086)	12,291
Total	(91,341)	(30,661)	(60,680)	(52,098)	21,437
Non-operating expenses	(16,282)	(13,651)	(2,631)	(66,482)	52,831
Loss from continuing operations before income taxes	(107,623)	(44,312)	(63,311)	(118,580)	74,268
Benefit for income taxes	(964)	(530)	(434)	(54,031)	53,501
Loss from continuing operations	(106,659)	(43,782)	(62,877)	(64,549)	20,767
Income (loss) from discontinued operations net of provision for income taxes	(1,436)	(3,977)	2,541	96,032	(100,009)
Net income (loss)	$(108,095)	$(47,759)	$(60,336)	$31,483	$(79,242)
2017 versus 2016
Consolidated Results
Contract Revenue
Contract revenue increased $118.3 million in 2017 primarily driven by growth in discrete projects within our Utility T&D and Oil & Gas segments in comparison to 2016 as well as incremental storm restoration work. The increase in contract revenue is partially offset by a lower volume of work in our Canada segment in a number of service offerings primarily driven by lower demand for oil and gas related services in the Canadian market.
Contract Income (Loss)
Contract income decreased $71.1 million in 2017 to a contract loss of $24.8 million, as contract margin was negative 2.9 percent compared to 6.3 percent in 2016. The decrease in contract income and related margin is primarily related to significant losses in our Oil & Gas segment mainly attributed to three mainline pipeline construction projects and several small-diameter pipeline construction projects in the Northeast. These projects, which are all in the same geographic region and have similar risk profiles, were negatively impacted by adverse weather conditions, lower than planned productivity through difficulties in execution and various project delays that shifted work into the winter, which presented challenging right-of-way and ground work conditions. We recorded $46.3 million in losses on these projects in 2017. Included in these losses are $10.9 million in accrued contract losses that will be worked off in 2018.

The decrease in contract income and related margin is also partly related to an increased volume discount of $9.2 million associated with our alliance agreement with Oncor in our Utility T&D segment. Under the terms of the alliance agreement, Oncor is entitled to a volume discount when certain levels of revenue are exceeded. In 2017, we had an increase in activity related to the alliance agreement that triggered the additional discount. The decrease in contract income and related margin in our Utility T&D segment is also partly related to $6.7 million in losses related to two large discrete projects as well as lower margins in our electric transmission construction services in 2017 and increased insurance and other employee-related indirect costs in 2017.
In addition, the decrease in contract income and related margin is partly attributed to a lower volume of work in our Canada segment described above as well as a reduction in margin in our industrial and construction services, where certain larger tank projects were completed in 2016 and did not recur in 2017.
The decrease in contract income and related margin is partially offset by increased margin associated with incremental storm work in our Utility T&D segment as well as an increase in equipment utilization in our Oil & Gas segment in comparison to 2016.
Amortization of Intangibles
We recorded $9.7 million of intangible amortization expense in 2017 primarily related to the amortization of customer relationship and trademark intangibles associated with our alliance agreement with a major customer in our Utility T&D segment. The $0.1 million decrease from 2016 is related to the lack of intangible amortization associated with our tank services business in our Oil & Gas segment, which is held for sale at December 31, 2017. The tank services business was sold in the first quarter of 2018.
General and Administrative Expenses
General and administrative expenses decreased $6.3 million in 2017 primarily due to 2016 cost reduction initiatives in our corporate headquarters, as well as general and administrative headcount reductions in our Oil & Gas segment.
Other Charges
We recorded other charges of $2.2 million in 2017 primarily related to employee severance and termination costs of $1.6 million and legal fees of $0.6 million associated with the restatement of our Condensed Consolidated Financial Statements for the quarterly periods ended March 31, 2014 and June 30, 2014. The decrease in other charges of $4.0 million in comparison to 2016 is primarily related to equipment and facility lease abandonment estimates in 2016 that did not recur in 2017.
Operating Loss
Operating loss increased $60.7 million in 2017 primarily driven by the decrease in contract income and related margin discussed above. The increased operating loss is partially offset by a decrease in general and administrative expenses and other charges, including equipment and facility lease abandonment estimates in 2016 that did not recur in 2017.
Non-Operating Expenses
Non-operating expenses increased $2.6 million in 2017 primarily attributed to a $1.6 million increase in amortization of debt issuance costs and the amortization of the repayment fee, both associated with the 2014 Term Loan Facility. The increase in non-operating expenses is also partly attributed to an increase in interest expense associated with the 2014 Term Loan Facility related to an increased interest rate in conjunction with the Sixth Amendment to the 2014 Credit Agreement as well as an increase in interest expense attributed to higher indebtedness under the 2013 ABL Credit Facility in comparison to 2016. The increase in non-operating expenses is also partly attributed to the favorable settlement of a contract dispute with a customer in 2016 that did not recur in 2017. The settlement resulted in interest income in 2016 of approximately $0.4 million.
Benefit for Income Taxes
Benefit for income taxes increased $0.4 million to $1.0 million in 2017. The increase in comparison to 2016 is primarily attributed to a refund resulting from a Texas Margins Tax audit, a refundable alternate minimum tax credit carryforward and an increase in losses associated with our Canada segment. The increased benefit is partially offset with a settlement of a transfer pricing audit and a provision on discrete items.
Loss from Discontinued Operations, Net of Taxes
Loss from discontinued operations decreased $2.5 million in 2017 primarily due to working capital adjustments in 2016 in connection with the sale of our Professional Services segment, which did not recur in 2017. Working capital and all other post-closing adjustments associated with this sale were finalized during the year ended December 31, 2016. The decreased loss is also partly attributed to a reduction of insurance liabilities in 2017 associated with previously disposed businesses. The decreased loss is partially offset by changes in facility abandonment estimates that generated income in 2016 compared to losses in 2017.
Segment Results
Utility T&D Segment
Contract revenue increased $88.6 million in 2017 primarily driven by three large discrete projects approximating $79.1 million as well as incremental storm restoration work compared to 2016. In addition, contract revenue increased in our distribution service offerings in the Southeast year-over-year. The overall increase in contract revenue is partially offset by a reduction in distribution service offerings in the East Coast year-over-year.
Operating income decreased $20.8 million to a loss of $5.3 million in 2017. The decrease in operating income is primarily driven by an increased volume discount of $9.2 million associated with our alliance agreement with Oncor. Under the terms of the alliance agreement, Oncor is entitled to a volume discount when certain levels of revenue are exceeded. In 2017, we had an increase in activity related to the alliance agreement that triggered the additional discount.
The decrease in operating income is also partly attributed to $6.7 million in losses related to two of the large discrete projects noted above as well as margin reduction in our electric transmission construction services where our workforce and supervision were overextended in 2017 on large discrete projects outside of our traditional client base. The decrease in operating income is also partly attributed to lower contract revenue in 2017 associated with historically higher margin wireless work, as well as lower insurance and other employee-related indirect costs in 2016. The decrease in operating income is partially offset by increased margin associated with incremental storm restoration work in comparison to 2016 as discussed above as well as increased margins in our distribution service offerings in Texas year-over-year.
Canada Segment
Contract revenue decreased $22.0 million in 2017 primarily driven by a lower volume of work in a number of service offerings caused by lower demand for oil and gas related services in the Canadian market. The decrease in contract revenue is also partly attributed to a reduction in maintenance related work and a reduction in cross-country pipeline services compared to 2016.
Operating loss increased $3.4 million in 2017 primarily driven by a lower volume of work described above as well as a reduction in our industrial and construction services, where certain larger tank projects were completed in 2016 and did not recur in 2017. The increased operating loss is also partly attributed to reduced margins in our construction and maintenance services where certain 2016 contracts that had higher margins were renegotiated at lower margins in 2017. The increased operating loss is partially offset by a 2016 loss on a cross-country pipeline project that did not recur in 2017. We recorded a $2.0 million income recovery in 2017 associated with a claim on this completed project.
Oil & Gas Segment
Contract revenue increased $51.5 million in 2017 primarily driven by growth in discrete projects in our facilities construction services, tank services, small-diameter pipeline construction services in the Northeast and our mainline pipeline construction services.
Operating loss increased $43.7 million in 2017 primarily driven by significant losses on three mainline pipeline construction projects of $42.0 million and several small-diameter pipeline construction projects in the Northeast of $4.3 million. These six projects, which are all in the same geographic region and have similar risk profiles, were negatively impacted by adverse weather conditions, lower than planned productivity through difficulties in execution and various project delays that shifted work into the winter, which presented challenging right-of-way and ground work conditions.
The increased operating loss is also partly due to a reduction in income of $1.5 million in our facilities construction services where we completed a higher margin facilities construction project in 2016. The increased operating loss is partially offset by improved equipment utilization in conjunction with revenue growth across the entire segment as well as changes in estimates related to the abandonment of certain equipment leases in 2016 that did not recur in 2017 and a decrease in general and administrative expenses primarily related to headcount reductions.
In the first quarter of 2018, we sold our tank services business and agreed to sell assets comprising our mainline pipeline construction business to outside parties. These businesses recorded approximately $125.5 million and $100.2 million in contract revenue in 2017 and 2016, respectively and approximately $46.9 million and $17.5 million in operating losses in 2017 and 2016, respectively.

Corporate
Corporate costs represent overhead costs, such as executive management, public company, accounting, tax and professional services, human resources and treasury, which are not directly related to the operations of the segments. The $7.3 million decrease in corporate costs in 2017 is primarily driven by 2016 cost reduction initiatives, including employee headcount reductions, across our corporate headquarters. In addition, the overall decrease is partly attributed to a facility lease abandonment changes in estimates in 2016 that did not recur in 2017.
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
Contract Income
Contract income increased $5.5 million in 2016, as contract margin was 6.3 percent in 2016 compared to 4.5 percent in 2015. The improved margin is primarily related to a reduction of equipment-related indirect costs due to the rationalization of our equipment fleet.
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
General and Administrative
General and administrative expense decreased $16.3 million in 2016 as a result of cost reduction initiatives taken over the last year, including, but not limited to, employee headcount reductions, primarily in our corporate headquarters, as well as the closing of our regional delivery offices and our exit from the downstream market in our Oil & Gas segment.
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
Operating Loss
Operating loss decreased $21.4 million in 2016 primarily driven by the rationalization of our equipment fleet in our Oil & Gas segment and decreased general and administrative costs and other charges year-over-year. In addition, the reduced loss is partly attributable to an increased volume of work in a number of service offerings in our Utility T&D segment. The overall decrease in operating loss was partially offset by $7.0 million in losses on a cross-country pipeline project in our Canada segment, which was mainly due to adverse weather conditions. The overall decrease in operating loss was also partially offset by a lower volume of work in our Oil & Gas and Canada segments year-over-year, as well as a $12.8 million gain on the sale of Bemis in 2015, which did not recur in 2016.

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
Corporate
Corporate costs represent overhead costs, such as executive management, public company, accounting, tax and professional services, human resources and treasury, which are not directly related to the operations of the segments. The decreased costs in 2016 are primarily attributed to continued cost reduction initiatives implemented during the year, including employee headcount reductions, across our corporate headquarters.
LIQUIDITY AND CAPITAL RESOURCES
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
Principal, Interest and Maturity
The 2014 Term Credit Agreement initially provided for a five-year $270.0 million term loan facility (the “2014 Term Loan Facility”), which we drew in full on the effective date of the 2014 Term Credit Agreement. Effective November 6, 2017, we amended the 2014 Term Credit Agreement pursuant to the Sixth Amendment. The Sixth Amendment, among other things, provides for an additional term loan in an amount equal to $15.0 million, which will be pari passu in right of payment with, and secured on a pari passu basis with the aggregate outstanding principal balance of the 2014 Term Loan Facility. The additional term loan was drawn in full on November 17, 2017 (the “Sixth Amendment Funding Date”) and bears the same maturity date as the aggregate outstanding principal balance of the 2014 Term Loan Facility. At December 31, 2017, the aggregate outstanding principal balance of the 2014 Term Loan Facility was approximately $107.2 million.
The 2014 Term Loan Facility initially bore interest at the “Adjusted Base Rate” plus an applicable margin of 8.75 percent, or the “Eurodollar Rate” plus an applicable margin of 9.75 percent. The interest rate in effect at December 31, 2016 was 11 percent, which consisted of an applicable margin of 9.75 percent for Eurodollar Rate loans plus a LIBOR floor of 1.25 percent. On the Sixth Amendment Funding Date, the interest rate increased to 13 percent, consisting of an applicable margin of 11.75 percent for Eurodollar Rate loans plus a LIBOR floor of 1.25 percent. Beginning September 30, 2018, the applicable margin will increase an additional 100 basis points each quarterly period until maturity.
Subsequent to December 31, 2017, we amended the 2014 Term Credit Agreement pursuant to the Seventh Amendment. Under the terms of the Seventh Amendment, Primoris will provide us an Initial First-Out Loan in an amount equal to $10.0 million to be drawn in full no earlier than three business days after the Seventh Amendment Effective Date. In addition, Primoris may provide us with Additional First-Out Loans up to $10.0 million. See Note 1 – Company Description and Financial Condition in Item 8 of this Form 10-K for more information.
Makewhole
Under the 2014 Term Credit Agreement, with respect to prepayments made from inception of the Term Loan through December 31, 2017, we have not been required to pay prepayment premiums in respect of the “makewhole amount.” However, future prepayments or refinancing of the balance of the 2014 Term Loan Facility may require us to pay a prepayment premium equal to the makewhole amount and the repayment fee described below. Pursuant to the Sixth Amendment and beginning with the Sixth Amendment Funding Date, if a prepayment is made on or before September 30, 2018, the makewhole amount will be calculated as the present value of all interest payments that would have been made on the amount prepaid from the date of the prepayment to June 15, 2019 at a rate per annum equal to the sum of the applicable margin on the date of the prepayment plus the greater of 1.25 percent and the Eurodollar rate in effect on the date of the repayment. If a prepayment is made after September 30, 2018, the makewhole amount will be calculated as the present value of all interest payments that would have been made on the amount prepaid from the date of the prepayment to December 15, 2019 at a rate per annum equal to the sum of the applicable margin on the date of the prepayment plus the greater of 1.25 percent and the Eurodollar rate in effect on the date of the repayment.

Should a prepayment in full occur under the Sixth Amendment, the estimated makewhole amount due at future prepayment dates would be as follows (in thousands):

	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019
Makewhole	$16,843	$13,358	$9,874	$16,888	$12,331	$7,595	$3,350
Repayment Fee
Prior to the Sixth Amendment, we were also required to pay a repayment fee on the date of any prepayment and on the maturity date of the 2014 Term Loan Facility equal to a total of $4.6 million, which was 5.0 percent of the amount prepaid or 5.0 percent of the aggregate remaining outstanding principal balance on the maturity date. Pursuant to the Sixth Amendment and beginning with the Sixth Amendment Funding Date, the repayment fee increased to a total of $9.7 million, which is 9.0 percent of the amount prepaid or 9.0 percent of the aggregate remaining outstanding principal balance on the maturity date. We are amortizing the repayment fee as a discount, from that date through the maturity date of the 2014 Term Loan Facility, using the effective interest method. The unamortized amount of the repayment fee was $7.2 million at December 31, 2017 based on the 9.0 percent repayment fee in effect as of the Sixth Amendment Funding Date and $3.6 million at December 31, 2016, based on the 5.0 percent repayment fee in effect as of that date.
Term Loan Discounted Payoff
The Seventh Amendment provides that the payment by us of an amount equal to $100.0 million plus the expenses of the administrative agent in an amount not to exceed $1.1 million shall constitute payment in full and satisfaction and discharge of all obligations of the borrower and the other loan parties under the 2014 Term Credit Agreement, but solely if such payment is made in connection with the consummation of the merger. Accordingly, if the 2014 Term Loan Facility is paid off in connection with the closing of the merger, no amounts will be owed in respect of the makewhole amount and the repayment fee. See Note 1 – Company Description and Financial Condition in Item 8 of this Form 10-K for more information.
Debt Covenants
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
In consideration of the initial suspension of the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio under the First Amendment, we issued 10.1 million shares, which was equivalent to 19.9 percent of the then outstanding shares of common stock immediately prior to the First Amendment Closing Date, to KKR Lending Partners II L.P. and other entities indirectly advised by KKR Credit Advisers (US) LLC, which made them a related party. In connection with this transaction, we recorded debt covenant suspension charges of approximately $33.5 million which represented the fair value of the 10.1 million outstanding shares of common stock issued, multiplied by the closing stock price on the First Amendment Closing Date. In addition, we recorded debt extinguishment charges of approximately $0.8 million related to the write-off of debt issuance costs associated with the 2014 Term Credit Agreement.
In consideration for the Third Amendment, Fourth Amendment and Fifth Amendment, we paid a total of $4.6 million in amendment fees during the year ended December 31, 2016 and $2.3 million in amendment fees during the year ended December 31, 2017. The amendment fees are recorded as direct deductions from the carrying amount of the 2014 Term Loan Facility and are being amortized through the maturity date of the 2014 Term Loan Facility using the effective interest method.
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
Unamortized debt issuance costs, primarily related to amendment fees associated with the 2014 Term Loan Facility, were $4.5 million and $4.1 million at December 31, 2017 and December 31, 2016, respectively. These costs are being amortized through the maturity date of the 2014 Term Loan Facility using the effective interest method.
We made no early payments during the year ended December 31, 2017 and $3.1 million of early payments during the year ended December 31, 2016 against the 2014 Term Loan Facility. As a result of these early payments, we recorded no debt extinguishment charges during the year ended December 31, 2017 and $0.1 million of debt extinguishment charges, which consisted of the write-off of debt issuance costs, during the year ended December 31, 2016.
2013 ABL Credit Facility
On August 7, 2013, we entered into a five-year asset based senior revolving credit facility maturing on August 7, 2018 with Bank of America, N.A. serving as sole administrative agent for the lenders thereunder, collateral agent, issuing bank and swingline lender (as amended, the “2013 ABL Credit Facility”).
The aggregate amount of commitments for the 2013 ABL Credit Facility is $100.0 million, which is comprised of $90.0 million for the U.S. facility (the “U.S. Facility”) and $10.0 million for the Canadian facility (the “Canadian Facility”). At December 31, 2017, we had approximately $28.1 million in outstanding borrowings under the 2013 ABL Credit Facility for working capital purposes.
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
We are also required, as part of our borrowing base calculation, to include a minimum of $25.0 million of the net proceeds of the sale of Bemis, LLC and the balance of the Professional Services segment as eligible pledged cash. We have included $40.0 million as eligible pledged cash in our December 31, 2017 borrowing base calculation, which is included in “Restricted cash” on our Consolidated Balance Sheets.
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
On January 2, 2018, we paid down $2.5 million of our outstanding borrowings under the 2013 ABL Credit Facility using available cash on hand.
If our unused availability under the 2013 ABL Credit Facility is less than the greater of (i) 15.0 percent of the revolving commitments or $15.0 million for five consecutive days, or (ii) 12.5 percent of the revolving commitments or $12.5 million at any time, or upon the occurrence of certain events of default under the 2013 ABL Credit Facility (“Cash Dominion”), we are subject to increased reporting requirements, the administrative agent shall have exclusive control over any deposit account, we will not have any right of access to, or withdrawal from, any deposit account, or any right to direct the disposition of funds in any deposit account, and amounts in any deposit account will be applied to reduce the outstanding amounts under the 2013 ABL Credit Facility. In addition, if our unused availability under the 2013 ABL Credit Facility is less than the amounts described above, we would be required to comply with a Minimum Fixed Charge Coverage Ratio of 1.15 to 1.00.
In accordance with our December 31, 2017 borrowing base certificate completed in January 2018, our unused availability under the 2013 ABL Credit Facility was $12.8 million. As such, on January 30, 2018, in order to avoid Cash Dominion under the 2013 ABL Credit Facility, as described above, we paid down an additional $2.5 million of outstanding revolver borrowings under the 2013 ABL Credit Facility. We give no assurance that we will continue to be able to avoid Cash Dominion under the 2013 ABL Credit Facility. If the Minimum Fixed Charge Coverage Ratio were to become applicable, we would not expect to be in compliance over the next twelve months and would therefore be in default under our credit agreements.
Pursuant to the ABL Forbearance Agreement, the aggregate amount of commitments under the 2013 ABL Credit Facility has been reduced from $100.0 million to $90.0 million, which is comprised of $80.0 million for the U.S. Facility and $10.0 million for the Canadian Facility. In addition, during the ABL Forbearance Period, we may not request any additional loans or any new or increased letters of credit. The ABL Forbearance Agreement also provides that Cash Dominion will occur if our unused availability under the 2013 ABL Credit Facility is less than $10.0 million at any time.
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
The 2014 Term Credit Agreement and the 2013 ABL Credit Facility also include customary representations and warranties and affirmative and negative covenants, including:

•	the preparation of financial statements in accordance with GAAP;

•	the ability to deliver an audit opinion without a going concern explanation;

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
Our inability to deliver audited financial statements without a going concern explanation constitutes an event of default under the 2014 Term Credit Agreement and the 2013 ABL Credit Facility. See Note 1 – Company Description and Financial Condition in Item 8 of this Form 10-K for more information.
On March 27, 2018, we entered into a Term Forbearance Agreement with the Term Lenders and an ABL Forbearance Agreement with the ABL Lenders. If the merger with Primoris is not completed, or if these forbearance agreements were to expire or be terminated prior to the completion of the merger, the Term Lenders and ABL Lenders would be free to exercise any rights and remedies with respect to such defaults and events of defaults pursuant to the terms of the 2014 Term Credit Agreement and the 2013 ABL Credit Facility, respectively. See Note 1 – Company Description and Financial Condition in Item 8 of this Form 10-K for more information.
Cash Balances and Working Capital
As of December 31, 2017, we had cash and cash equivalents of $33.5 million. Our cash and cash equivalent balances held in the United States and foreign countries were $25.2 million and $8.3 million, respectively. In 2011, we discontinued our strategy of reinvesting non-U.S. earnings in foreign operations. Accordingly, we may repatriate foreign cash for corporate purposes without incurring additional tax expense.
In 2017, we borrowed a net $28.1 million under the 2013 ABL Credit Facility, and obtained an additional term loan of $15.0 million pursuant to the Sixth Amendment, to support working capital needs and fund operating losses and revenue growth. However, our significant operating losses in 2017 have led to significant negative operating cash flow in recent months, which has a put a considerable strain on our overall liquidity. Subsequent to December 31, 2017, we paid down approximately $5.0 million of our outstanding revolver borrowings under the 2013 ABL Credit Facility.
Our working capital position (defined as current assets minus current liabilities) for continuing operations decreased $173.5 million to a negative $83.1 million at December 31, 2017. The reduction in working capital is primarily attributed to the reclassification of all of our debt obligations as current at December 31, 2017. In addition, the decrease in working capital is partly attributed to higher accounts payable balances in conjunction with higher activity in comparison to 2016. The decrease in working capital is partially offset with increases in accounts receivable in conjunction with revenue growth year-over-year.
Subsequent to December 31, 2017, we amended the 2014 Term Credit Agreement pursuant to the Seventh Amendment. Under the terms of the Seventh Amendment, Primoris will provide us an Initial First-Out Loan under the 2014 Term Credit Agreement in an amount equal to $10.0 million to be drawn in full no earlier than three business days after the Seventh Amendment Effective Date. In addition, Primoris may provide us with Additional First-Out Loans up to an additional $10.0 million. See Note 1 – Company Description and Financial Condition in Item 8 of this Form 10-K for more information.
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

Cash flows provided by (used in) continuing operations by type of activity were as follows for years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Operating activities	$(49,623)	$(11,992)	$46,009
Investing activities	2,581	10,843	210,423
Financing activities	40,115	(8,615)	(177,266)
Effect of exchange rate changes	823	(29)	(3,437)
Net change in cash from all continuing activities	$(6,104)	$(9,793)	$75,729
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
Operating activities from continuing operations used net cash of $49.6 million in 2017 as compared to $12.0 million used in 2016. The $37.6 million decrease in operating cash flow is primarily a result of the following:

•	An increase in cash flow used by continuing operations, adjusted for any non-cash items, of $64.2 million primarily related to an increase in operating losses in comparison to 2016;

•	A decrease in cash flow provided by accounts receivable of $51.5 million to cash flow used of $30.4 million primarily related to a higher volume of work in comparison to 2016; and

•	A decrease in cash flow provided by contracts in progress of $3.0 million primarily related to a higher volume of work in comparison to 2016.
This decrease was partially offset by:

•
A decrease in cash flow used by accounts payable of $73.7 million to cash flow provided of $53.1 million primarily related to higher accounts payable balances resulting from a higher volume of work in comparison to 2016.

Operating activities from continuing operations used net cash of $12.0 million in 2016 as compared to $46.0 million provided in 2015. The $58.0 million decrease in operating cash flow is primarily a result of the following:

•	A decrease in cash flow provided by continuing operations, adjusted for any non-cash items, of $18.2 million primarily related to an increase in operating losses in comparison to 2015; and

•	A decrease in cash flow provided by accounts receivable of $83.4 million related to a lower volume of work in comparison to 2015.
This decrease was partially offset by:

•	A decrease in cash flow used by accounts payable of $36.3 million attributed primarily to a reduction of vendor payments in comparison to 2015; and

•	A decrease in cash flow used by other assets and liabilities of $6.4 million attributed primarily to changes in business activity in comparison to 2015.
Investing Activities
Investing activities from continuing operations provided net cash of $2.6 million in 2017 as compared to $10.8 million in 2016. The $8.2 million decrease in investing cash flow is primarily attributed to an $11.7 million decrease in cash proceeds from the sale of subsidiaries and a $2.7 million decrease in cash proceeds from the sale of property, plant and equipment. The overall decrease in investing cash flow was partially offset by a reduction in cash purchases of property, plant and equipment of $1.3 million and a reduction in restricted cash deposits of $4.8 million in comparison to 2016.
Investing activities from continuing operations provided net cash of $10.8 million in 2016 as compared to $210.4 million in 2015. The $199.6 million decrease in investing cash flow is primarily the result of a 2016 decrease of $223.5 million in cash proceeds from the sale of subsidiaries, as 2015 included the sale of the balance of our Professional Services segment, as well as the sale of our Premier, UtilX, Downstream Professional Services and Bemis subsidiaries. In addition, the decrease in investing cash flow is partly attributed to a reduction in cash proceeds from the sale of property, plant and equipment of $5.2 million and an increase in cash purchases of property, plant and equipment of $1.1 million. The overall decrease in investing cash flow was partially offset by a reduction in restricted cash deposits of $30.2 million in comparison to 2015.
Financing Activities
Financing activities from continuing operations provided net cash of $40.1 million in 2017 as compared to using net cash of $8.6 million in 2016. The $48.7 million increase in financing cash flow is primarily related to an increase of $29.0 million in cash proceeds from 2017 borrowings against the 2013 ABL Credit Facility and an increase of $15.0 million in cash proceeds from 2017 borrowings under our Term Loan. The increase in financing cash flow is also partly attributed to a $3.1 million reduction in payments against our Term Loan in 2017 as well as a decrease of $2.3 million in 2017 debt issuance costs.
Financing activities from continuing operations used net cash of $8.6 million in 2016 as compared to $177.3 million in 2015. The $168.7 million increase in financing cash flow is primarily related to a $171.5 million reduction in payments against our Term Loan in 2016. The overall increase in financing cash flow is partially offset by a $3.8 million increase in 2016 debt issuance costs, which are primarily composed of fees paid in connection with amendments to our Term Loan.
Discontinued Operations
Discontinued operations used net cash of $1.8 million in 2017 as compared to cash used of $7.6 million in 2016. The $5.8 million increase in discontinued operations cash flow is primarily due to a reduction in activity between periods with respect to services previously associated with our Professional Services segment.
Discontinued operations used net cash of $7.6 million in 2016 as compared to cash used of $40.2 million in 2015. The $32.6 million increase in discontinued cash flow is primarily due to a reduction in activity between periods with respect to services previously associated with our Professional Services segment.
Interest Rate Risk
We are subject to interest rate risk on our debt and investment of cash and cash equivalents arising in the normal course of business and have previously entered into hedging arrangements from time to time to fix or otherwise limit the interest costs of our variable interest rate borrowings.
Termination of Interest Rate Swap Agreement
In August 2013, we entered into an interest rate swap agreement (the “Swap Agreement”) for a notional amount of $124.1 million to hedge changes in the variable rate interest expense on $124.1 million of our existing or replacement LIBOR indexed debt. The Swap Agreement was designated and qualified as a cash flow hedging instrument with the effective portion of the Swap Agreement’s change in fair value recorded in Other Comprehensive Income (“OCI”). The Swap Agreement was highly effective in offsetting changes in interest expense, and no hedge ineffectiveness was recorded in the Consolidated Statements of Operations. The Swap Agreement was terminated in the third quarter of 2015 for $5.7 million, which was recorded in OCI at fair value. In the fourth quarter of 2015, we made an early payment of $93.6 million against the 2014 Term Loan Facility and therefore reclassified approximately $1.2 million of the fair value of the Swap Agreement from OCI to interest expense. In the first quarter of 2016, we made an early payment of $3.1 million against the 2014 Term Loan Facility and therefore reclassified approximately $0.1 million of the fair value of the Swap Agreement from OCI to interest expense. The remaining fair value of the Swap Agreement included in OCI will be reclassified to interest expense over the remaining life of the underlying debt with approximately $1.1 million expected to be recognized in the coming twelve months.
Capital Requirements
We continue to work towards effective liquidity management to meet the material, equipment and personnel needs of our project and MSA commitments. In 2017, capital expenditures by segment amounted to $1.9 million spent by Utility T&D, $0.3 million spent by Canada, $0.3 million spent by Oil & Gas, and $0.1 million spent by Corporate, for a total of $2.6 million. We are currently focused on providing working capital for projects in process and those scheduled to begin in 2018 and expect to minimize our capital expenditures.
In 2017, we borrowed $28.1 million under the 2013 ABL Credit Facility for working capital purposes and obtained an additional term loan of $15.0 million pursuant to the Sixth Amendment. Subsequent to December 31, 2017, we paid down approximately $5.0 million of our outstanding revolver borrowings under the 2013 ABL Credit Facility. Pursuant to the ABL Forbearance Agreement, we may not request any additional loans or any new or increased letters of credit under the 2013 ABL Credit Facility.

Subsequent to December 31, 2017, we amended the 2014 Term Credit Agreement pursuant to the Seventh Amendment. Under the terms of the Seventh Amendment, Primoris will provide us an Initial First-Out Loan under the 2014 Term Credit Agreement in an amount equal to $10.0 million to be drawn in full no earlier than three business days after the Seventh Amendment Effective Date. In addition, Primoris may provide us with Additional First-Out Loans up to an additional $10.0 million. See Note 1 – Company Description and Financial Condition in Item 8 of this Form 10-K for more information.
Contractual Obligations
The following table (in thousands) details our future cash payments related to various contractual obligations as of December 31, 2017:

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Principal amount, 2014 Term Loan Facility	$107,224	$107,224	$—	$—	$—
Principal amount, 2013 ABL Credit Facility	28,108	28,108	—	—	—
Repayment fee, 2014 Term Loan Facility	9,650	9,650	—	—	—
Interest obligations, 2014 Term Loan Facility	31,497	31,497	—	—	—
Interest obligations, 2013 ABL Credit Facility	1,010	1,010	—	—	—
Operating lease obligations	90,392	25,055	33,379	19,051	12,907
Total	$267,881	$202,544	$33,379	$19,051	$12,907
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
As of December 31, 2017, no liability has been recognized for letters of credit or surety bonds.
A summary of our off-balance sheet commercial commitments as of December 31, 2017 is as follows (in thousands):

	Expiration Per Period
	Total Commitment	Less than 1 year	1-2 Years	More Than 2 Years
Letters of credit:
U.S. – financial	$46,246	$46,246	$—	$—
Canada – financial	2,813	2,813	—	—
Total letters of credit	49,059	49,059	—	—
U.S. surety bonds – primarily performance	155,304	141,435	13,868	1
Total commercial commitments	$204,363	$190,494	$13,868	$1
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
Our balance sheet and overall financial condition currently precludes us from obtaining surety bonds with reasonable terms and pricing.
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
We consider unapproved change orders to be contract variations on which we have customer approval for scope change, but not for price associated with that scope change. Costs associated with unapproved change orders are included in the estimated cost to complete the contracts and are expensed as incurred. We recognize revenue equal to cost incurred on unapproved change orders when realization of price approval is probable and the amount is estimable. Revenue recognized on unapproved change orders is included in “Contract costs and recognized income not yet billed” on the Consolidated Balance Sheets. Revenue recognized on unapproved change orders is subject to adjustment in subsequent periods to reflect the changes in estimates or final agreements with customers.
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
Our operating loss for the years ended December 31, 2017 and 2016 was positively impacted by approximately $1.4 million and $7.6 million, as a result of changes in contract estimates related to projects that were in progress at December 31, 2016 and 2015, respectively. Included in these changes in contract estimates for the year ended December 31, 2017 is a $2.0 million income recovery associated with a claim on a cross-country pipeline project in our Canada segment. These changes in contract estimates are primarily attributed to, among other things, a reduction in estimated costs for certain individually immaterial projects as they progress to completion; the realization of change orders related to work previously performed; and other changes in events, facts and circumstances during the period in which the estimate was revised.

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
We amortize intangible assets based upon the estimated consumption of the economic benefits of each intangible asset or on a straight-line basis if the pattern of economic benefits consumption cannot otherwise be reliably estimated. Intangible assets subject to amortization are reviewed for impairment and are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For instance, a significant change in business climate or a loss of a significant customer, among other things, may trigger the need for an impairment test of intangible assets. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. For additional information, see Note 7 – Intangible Assets in Item 8 of this Form 10-K for more information.
Valuation of Long-Lived Assets
Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such asset is necessary. This evaluation, as well as an evaluation of our intangible assets, requires us to make long-term forecasts of the future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for our services and future market conditions. Estimating future cash flows requires significant judgment, and our projections may vary from the cash flows eventually realized. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period. The effect of any impairment would be to expense the difference between the fair value (less selling costs) of such asset and its carrying value. Such expense would be reflected in earnings.
Impairment Review – December 31, 2017
In the fourth quarter of 2017, we continued to incur significant operating losses primarily driven by losses on three mainline pipeline construction projects in our Oil & Gas segment. Consequently, we do not expect to be in compliance with our Maximum Total Leverage Ratio and Minimum Interest Coverage ratio under the 2014 Term Credit Agreement beginning with the quarterly period ending March 31, 2018. In addition, these significant operating losses have led to significant negative operating cash flow in recent months, which has a put a considerable strain on our overall liquidity. These factors, combined with the uncertainty associated with our ability to obtain covenant relief, extend or refinance our indebtedness and meet our obligations as they become due raises substantial doubt about our ability to continue as a going concern. See Note 1 – Company Description and Financial Condition in Item 8 of this Form 10-K for more information.
The above information indicates that the carrying amount of long-lived assets (including intangible assets) associated with each of our asset groups may not be recoverable. As such, we have performed an impairment assessment of all long-lived assets (including intangible assets) associated with each of our asset groups under ASC 360, Property, Plant and Equipment. As part of our assessment, we determined the estimated future undiscounted cash flows derived from the long-lived assets (including intangible assets) associated with each of our asset groups at December 31, 2017, based on our best internal projections and the likelihood of various outcomes, which includes bankruptcy and outright sale.
Based on our assessment, we determined that the estimated future undiscounted cash flows associated with each of our asset groups exceeds the carrying amount of long-lived assets (including intangible assets) associated with each of our asset groups. As such, no impairment to long-lived assets (including intangible assets) was required during the year ended December 31, 2017. However, the occurrence of future events or deteriorating conditions could result in additional impairment assessments subsequent to December 31, 2017.
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
Additionally, we are currently evaluating provisions of United States tax reform enacted on December 22, 2017, which among other things, lowered the corporate income tax rate from 35 percent to 21 percent and moved the country towards a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of foreign subsidiaries. In the fourth quarter of 2017, we recorded a total benefit to income taxes of $0.7 million related to our preliminary assessment of the net effects of tax reform. Tax reform did not result in a material impact to the Consolidated Financial Statements or effective tax rate due to the full valuation allowance and because the Company had no unrepatriated foreign earnings from foreign operations. While certain elements of the legislation require clarification through more detailed regulation or interpretive guidance, based on the information and guidance available and our analysis (including computations of income tax effects) completed to date, at this time, we do not expect that the Tax Cuts & Jobs Act will have a material economic impact on the Company going forward. See Note 11 – Income Taxes in Item 8 of this Form 10-K for more information.
RECENT ACCOUNTING PRONOUNCEMENTS
For a discussion of recent accounting pronouncements, see Note 2 – Summary of Significant Accounting Policies in Item 8 of this Form 10-K for more information.
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
We are subject to interest rate risk on our debt and investment of cash and cash equivalents arising in the normal course of business and have entered into hedging arrangements from time to time to fix or otherwise limit the interest costs of our variable interest rate borrowings.

Under the 2014 Term Loan Facility, a 100 basis point increase in interest rates would increase interest expense by $1.1 million. Conversely, a 100 basis point decrease in interest rates would decrease interest expense by $1.1 million.
Termination of Interest Rate Swap Agreement
In August 2013, we entered into a Swap Agreement for a notional amount of $124.1 million to hedge changes in the variable rate interest expense on $124.1 million of our existing or replacement LIBOR-indexed debt. The Swap Agreement was designated and qualified as a cash flow hedging instrument with the effective portion of the Swap Agreement’s change in fair value recorded in OCI. The Swap Agreement was highly effective in offsetting changes in interest expense, and no hedge ineffectiveness was recorded in the Consolidated Statements of Operations. The Swap Agreement was terminated in the third quarter of 2015 for $5.7 million, which was recorded in OCI at fair value. In the fourth quarter of 2015, we made an early payment of $93.6 million against the 2014 Term Loan Facility and therefore reclassified approximately $1.2 million of the fair value of the Swap Agreement from OCI to interest expense. In the first quarter of 2016, we made an early payment of $3.1 million against the 2014 Term Loan Facility and therefore reclassified approximately $0.1 million of the fair value of the Swap Agreement from OCI to interest expense. The remaining fair value of the Swap Agreement included in OCI will be reclassified to interest expense over the remaining life of the underlying debt with approximately $1.1 million expected to be recognized in the coming twelve months.
Foreign Currency Risk
We are exposed to market risk associated with changes in non-U.S. currency exchange rates. To mitigate our risk, we may borrow Canadian dollars under our Canadian Facility to settle U.S. dollar account balances.
We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expense in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expense in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at December 31, 2017 and 2016.
Other
The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities shown in the Consolidated Balance Sheets approximate fair value at December 31, 2017 due to the generally short maturities of these items. At December 31, 2017, we invested primarily in short-term dollar denominated bank deposits. We have the ability and expect to hold our investments to maturity.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Willbros Group, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the consolidated financial statements, including the related notes and financial statement schedule, of Willbros Group, Inc. and its subsidiaries as listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Substantial Doubt About the Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, cash outflows from operating activities and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 29, 2018

We have served as the Company’s auditor since 2011.

WILLBROS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$33,472	$41,420
Accounts receivable, net	142,192	112,037
Contract cost and recognized income not yet billed	13,992	11,938
Prepaid expenses and other current assets	20,760	18,416
Parts and supplies inventories	1,152	800
Assets held for sale	1,804	9,050
Assets associated with discontinued operations	324	505
Total current assets	213,696	194,166
Property, plant and equipment, net	30,113	38,123
Intangible assets, net	67,181	76,848
Restricted cash	40,367	40,206
Deferred income taxes	—	315
Other long-term assets	12,520	13,378
Total assets	$363,877	$363,036
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$138,161	$83,488
Contract billings in excess of cost and recognized income	17,814	4,938
Current maturities of long-term debt	105,175	—
Short-term borrowings under revolving credit facility	28,108	—
Accrued income taxes	310	311
Other current liabilities	6,056	6,253
Liabilities held for sale	865	8,275
Current liabilities associated with discontinued operations	1,091	1,578
Total current liabilities	297,580	104,843
Long-term debt obligations	—	89,189
Long-term liabilities for unrecognized tax benefits	603	—
Other long-term liabilities	33,093	32,872
Long-term liabilities associated with discontinued operations	893	995
Total liabilities	332,169	227,899
Contingencies and commitments (Note 15)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 105,000,000 shares authorized and 65,598,065 shares issued at December 31, 2017 (64,679,896 at December 31, 2016)	3,271	3,226
Additional paid-in capital	752,117	749,303
Accumulated deficit	(706,116)	(598,021)
Treasury stock at cost, 2,361,343 shares at December 31, 2017 (2,025,208 at December 31, 2016)	(15,702)	(15,137)
Accumulated other comprehensive loss	(1,862)	(4,234)
Total stockholders’ equity	31,708	135,137
Total liabilities and stockholders’ equity	$363,877	$363,036
See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Contract revenue	$849,983	$731,685	$908,994
Contract costs	874,738	685,389	868,240
Contract income (loss)	(24,755)	46,296	40,754
Amortization of intangibles	9,667	9,754	9,874
General and administrative	54,693	60,993	77,335
Gain on sale of subsidiary	—	—	(12,826)
Other charges	2,226	6,210	18,469
Operating loss	(91,341)	(30,661)	(52,098)
Interest expense	(16,017)	(13,976)	(27,254)
Interest income	31	451	51
Debt covenant suspension and extinguishment charges	—	(63)	(39,178)
Other, net	(296)	(63)	(101)
	(16,282)	(13,651)	(66,482)
Loss from continuing operations before income taxes	(107,623)	(44,312)	(118,580)
Benefit for income taxes	(964)	(530)	(54,031)
Loss from continuing operations	(106,659)	(43,782)	(64,549)
Income (loss) from discontinued operations, net of provision for income taxes	(1,436)	(3,977)	96,032
Net income (loss)	$(108,095)	$(47,759)	$31,483
Basic income (loss) per share attributable to Company shareholders:
Loss from continuing operations	$(1.72)	$(0.71)	$(1.12)
Income (loss) from discontinued operations	(0.02)	(0.06)	1.66
Net income (loss)	$(1.74)	$(0.77)	$0.54
Diluted income (loss) per share attributable to Company shareholders:
Loss from continuing operations	$(1.72)	$(0.71)	$(1.12)
Income (loss) from discontinued operations	(0.02)	(0.06)	1.66
Net income (loss)	$(1.74)	$(0.77)	$0.54
Weighted average number of common shares outstanding:
Basic	62,160,849	61,364,592	57,759,988
Diluted	62,160,849	61,364,592	57,759,988
See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$(108,095)	$(47,759)	$31,483
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	1,287	553	(8,828)
Changes in derivative financial instruments	1,085	1,222	31
Total other comprehensive income (loss), net of tax	2,372	1,775	(8,797)
Total comprehensive income (loss)	$(105,723)	$(45,984)	$22,686
See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Accumu- lated Deficit	Treasury Stock	Accumu- lated Other Compre- hensive Income (Loss)	Total Stock- holders’ Equity Willbros Group, Inc.	Non-controlling Interest	Total Stock- holders’ Equity
	Shares	Par Value

Balance as of December 31, 2014	52,094,931	$2,597	$703,728	$(581,745)	$(13,832)	$2,788	$113,536	$289	$113,825
Net income	—	—	—	31,483	—	—	31,483	—	31,483
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(8,828)	(8,828)	—	(8,828)
Derivatives, net of tax	—	—	—	—	—	31	31	—	31
Sale of noncontrolling interest	—	—	—	—	—	—	—	(289)	(289)
Cost of debt covenant suspension	10,125,410	506	33,009	—	—	—	33,515	—	33,515
Amortization of stock-based compensation	—	—	8,562	—	—	—	8,562	—	8,562
Stock issued under share-based compensation plans	1,697,879	85	(85)	—	—	—	—	—	—
Additions to treasury stock, vesting and forfeitures of restricted stock	—	—	—	—	(899)	—	(899)	—	(899)
Balance as of December 31, 2015	63,918,220	$3,188	$745,214	$(550,262)	$(14,731)	$(6,009)	$177,400	$—	$177,400
Net loss	—	—	—	(47,759)	—	—	(47,759)	—	(47,759)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	553	553	—	553
Derivatives, net of tax	—	—	—	—	—	1,222	1,222	—	1,222
Amortization of stock-based compensation	—	—	4,127	—	—	—	4,127	—	4,127
Stock issued under share-based compensation plans	761,676	38	(38)	—	—	—	—	—	—
Additions to treasury stock, vesting and forfeitures of restricted stock	—	—	—	—	(406)	—	(406)	—	(406)
Balance as of December 31, 2016	64,679,896	$3,226	$749,303	$(598,021)	$(15,137)	$(4,234)	$135,137	$—	$135,137
Net loss	—	—	—	(108,095)	—	—	(108,095)	—	(108,095)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	1,287	1,287	—	1,287
Derivatives, net of tax	—	—	—	—	—	1,085	1,085	—	1,085
Amortization of stock-based compensation	—	—	2,859	—	—	—	2,859	—	2,859
Stock issued under share-based compensation plans	918,169	45	(45)	—	—	—	—	—	—
Additions to treasury stock, vesting and forfeitures of restricted stock	—	—	—	—	(565)	—	(565)	—	(565)
Balance as of December 31, 2017	65,598,065	$3,271	$752,117	$(706,116)	$(15,702)	$(1,862)	$31,708	$—	$31,708
See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$(108,095)	$(47,759)	$31,483
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	1,436	3,977	(96,032)
Depreciation and amortization	19,162	21,919	27,200
Stock-based compensation	2,859	4,127	6,605
Debt covenant suspension and extinguishment charges	—	63	39,178
Provision (benefit) for deferred income taxes	326	(176)	(413)
Amortization of debt issue costs	2,203	1,063	573
Non-cash interest expense	2,481	2,173	—
(Gain) loss on disposal of equipment	(3,241)	(3,436)	1,155
Impairment of intangible assets	—	—	534
Gain on sale of subsidiary	—	—	(12,826)
Provision for bad debt	887	284	2,945
Changes in operating assets and liabilities:
Accounts receivable, net	(30,353)	21,182	104,620
Contract cost and recognized income not yet billed	(1,927)	8,411	9,672
Prepaid expenses and other current assets	(2,240)	1,093	(433)
Accounts payable and accrued liabilities	53,101	(20,557)	(56,894)
Accrued income taxes	(1)	(2,818)	715
Contract billings in excess of cost and recognized income	12,874	(506)	(4,611)
Assets held for sale	7,302	—	—
Liabilities held for sale	(7,409)	—	—
Other assets and liabilities, net	1,012	(1,032)	(7,462)
Cash provided by (used in) operating activities of continuing operations	(49,623)	(11,992)	46,009
Cash used in operating activities of discontinued operations	(1,844)	(7,619)	(50,204)
Cash used in operating activities	(51,467)	(19,611)	(4,195)
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	4,242	6,985	12,228
Proceeds from sale of subsidiaries	950	12,646	236,112
Purchases of property, plant and equipment	(2,450)	(3,794)	(2,705)
Changes in restricted cash	(161)	(4,994)	(35,212)
Cash provided by investing activities of continuing operations	2,581	10,843	210,423
Cash used in investing activities of discontinued operations	—	—	(590)
Cash provided by investing activities	2,581	10,843	209,833
Cash flows from financing activities:
Proceeds from term loan issuance	15,000	—	—
Proceeds from revolver and notes payable	28,995	—	30,439
Payments on capital leases	—	(469)	(915)
Payments on revolver and notes payable	(1,009)	—	(30,439)
Payments on term loan facility	—	(3,128)	(174,648)
Payments to reacquire common stock	(565)	(406)	(899)
Cost of debt issuance	(2,306)	(4,612)	(804)
Cash provided by (used in) financing activities of continuing operations	40,115	(8,615)	(177,266)

	Year Ended December 31,
	2017	2016	2015
Cash provided by financing activities of discontinued operations	—	—	10,624
Cash provided by (used in) financing activities	40,115	(8,615)	(166,642)
Effect of exchange rate changes on cash and cash equivalents	823	(29)	(3,437)
Cash provided by (used in) all activities	(7,948)	(17,412)	35,559
Cash and cash equivalents of continuing operations at beginning of period	41,420	58,832	22,565
Cash and cash equivalents of discontinued operations at beginning of period	—	—	708
Cash and cash equivalents at beginning of period	41,420	58,832	23,273
Cash and cash equivalents at end of period	33,472	41,420	58,832
Less: cash and cash equivalents of discontinued operations at end of period	—	—	—
Cash and cash equivalents of continuing operations at end of period	$33,472	$41,420	$58,832
Supplemental disclosures of cash flow information:
Cash paid for interest (including discontinued operations)	$10,783	$9,019	$28,198
Cash paid for income taxes (including discontinued operations)	$993	$2,737	$3,495
Supplemental non-cash investing and financing transactions:
Capital expenditure included in accounts payable and accrued liabilities	$283	$171	$163
See accompanying notes to consolidated financial statements.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Company Description and Financial Condition
Company Description – Willbros Group, Inc., a Delaware corporation, and its subsidiaries (the “Company,” “Willbros” or “WGI”), is a specialty energy infrastructure contractor serving the oil and gas and power industries with offerings that primarily include construction, maintenance and facilities development services. The Company’s principal markets for continuing operations are the United States and Canada. The Company obtains its work through competitive bidding and negotiations with prospective clients. Contract values range from several thousand dollars to several hundred million dollars, and contract durations range from a few weeks to more than two years.
Business Segments – The Company has three reportable segments: Utility T&D, Canada and Oil & Gas.
The Company’s Utility T&D segment provides a wide range of services in electric and natural gas transmission and distribution, including comprehensive engineering, procurement, maintenance and construction, repair and restoration of utility infrastructure. These services include engineering, design, installation, maintenance, procurement and repair of electrical transmission, distribution, substation, wireless and gas distribution systems. The Company’s Utility T&D segment conducts projects ranging from small engineering and consulting projects to multi-million dollar turnkey distribution, substation and transmission line projects, including those required for renewable energy facilities.
The Company’s Canada segment provides construction, maintenance and fabrication services, including integrity and supporting civil work, pipeline construction, general mechanical and facility construction, American Petroleum Institute (“API”) storage tanks, general and modular fabrication, along with electrical and instrumentation projects serving the Canadian energy and water industries.
The Company’s Oil & Gas segment provides construction, maintenance and lifecycle extension services to the midstream markets. These services include facilities construction such as tank terminals, pump stations, flow stations, gas compressor stations and metering stations, as well as small-diameter midstream pipeline construction, integrity construction, system maintenance, tank services and mainline pipeline construction.
On January 2, 2018, the Company sold its tank services business to ATS Group, Inc. (“ATS”). See Note 5 – Assets Held for Sale for more information.
On January 9, 2018, the Company agreed to sell assets comprising its mainline pipeline construction business to WB Pipeline, LLC, an affiliate of Meridien Energy, LLC. (“Meridien”).
Discontinued Operations – On November 30, 2015, the Company sold the balance of its Professional Services segment to TRC Companies (“TRC”). As such, the Professional Services segment, including Willbros Engineers, LLC and Willbros Heater Services, LLC (collectively “Downstream Professional Services”), Premier Utility Services, LLC (“Premier”) and UtilX Corporation (“UtilX”), which were sold earlier in 2015, are presented as discontinued operations in the Company’s Consolidated Financial Statements. These subsidiaries, coupled with assets comprising the Company’s Hawkeye business that was sold in 2013 (“Hawkeye”), are referred to as the “Discontinued Operations.” Assets and liabilities related to the Discontinued Operations are included in the line item “Assets associated with discontinued operations,” “Current liabilities associated with discontinued operations” and “Long-term liabilities associated with discontinued operations” on the Consolidated Balance Sheets for all periods presented. The results of the Discontinued Operations are included in the line item “Income (loss) from discontinued operations, net of provision for income taxes” on the Consolidated Statements of Operations for all periods presented. See Note 18 – Discontinued Operations for more information.
Merger Agreement – On March 27, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Primoris Services Corporation (“Primoris”) and Waco Acquisition Vehicle, Inc., a wholly-owned subsidiary of Primoris (the “Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will be merged into the Company, and the Company will become a wholly owned subsidiary of Primoris. The Merger Agreement includes customary representations, warranties and covenants. Primoris will pay $0.60 per share for all of the Company’s outstanding common stock. The Merger Agreement is expected to close in the second quarter of 2018, subject to satisfaction of customary closing conditions, including approval of the Merger Agreement by the requisite vote of the Company’s stockholders. Upon termination of the Merger Agreement in certain circumstances, the Company is obligated to pay Primoris a termination fee of $4.3 million and, in certain other circumstances, a termination fee of $8.0 million.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company Description and Financial Condition (continued)

Term Forbearance Agreement – On March 27, 2018, the Company entered into a Forbearance Agreement (the “Term Forbearance Agreement”) with the lenders under the 2014 Term Credit Agreement (the “Term Lenders”). Under the Term Forbearance Agreement, the Term Lenders agreed to, among other things, forbear from taking any action to enforce certain of their rights or remedies under the 2014 Term Credit Agreement with respect to certain defaults and events of default (the “Term Specified Defaults”). The Term Forbearance Agreement is effective until the earliest of (i) August 15, 2018 or the closing of the Merger Agreement or (ii) the occurrence of any one of several specified termination events including, among other things, the termination of the Merger Agreement (the “Term Forbearance Period”). The effectiveness of the Term Forbearance Agreement is conditioned on the occurrence of several events, including the execution of the Merger Agreement and the Seventh Amendment. Upon expiration of the Term Forbearance Agreement or if the Company were to default under the Term Forbearance Agreement or the 2014 Term Credit Agreement, other than Term Specified Defaults, the Term Lenders would be free to exercise any rights and remedies with respect to such defaults and events of defaults pursuant to the terms of the 2014 Term Credit Agreement.
ABL Forbearance Agreement – On March 27, 2018, the Company entered into a Limited Forbearance Agreement (the “ABL Forbearance Agreement”) with the lenders under the 2013 ABL Credit Facility (the “ABL Lenders”). Under the ABL Forbearance Agreement, the ABL Lenders agreed to, among other things, forbear from taking any action to enforce certain of their rights or remedies under the 2013 ABL Credit Facility with respect to certain defaults and events of default (the “ABL Specified Defaults”). The ABL Forbearance Agreement is effective until the earliest of (i) July 31, 2018 or the closing of the Merger Agreement or (ii) the occurrence of any one of several specified termination events including, among other things, the termination of the Merger Agreement (the “ABL Forbearance Period”). The effectiveness of the ABL Forbearance Agreement is conditioned on the occurrence of several events, including the execution of the Merger Agreement and the Seventh Amendment. Upon expiration of the ABL Forbearance Agreement or if the Company were to default under the ABL Forbearance Agreement or the 2013 ABL Credit Facility, other than ABL Specified Defaults, the ABL Lenders would be free to exercise any rights and remedies with respect to such defaults and events of defaults pursuant to the terms of the 2013 ABL Credit Facility.
Seventh Amendment to the 2014 Term Credit Agreement – On March 27, 2018, (the “Seventh Amendment Effective Date”), the Company amended the 2014 Term Credit Agreement pursuant to a Seventh Amendment among the Company, as borrower, the guarantors from time to time party thereto, Primoris as initial first-out lender, the lenders from time to time party thereto and Cortland Capital Market Services LLC, as administrative agent (the “Seventh Amendment”). Under the terms of the Seventh Amendment, Primoris will provide the Company with an additional term loan in an amount equal to $10.0 million (the “Initial First-Out Loan”) to be drawn in full no earlier than three business days after the Seventh Amendment Effective Date. The Initial First-Out Loan is subject to various terms and conditions including that no defaults shall have occurred and be continuing under the 2013 ABL Credit Facility or the 2014 Term Credit Agreement other than ABL Specified Defaults and Term Specified Defaults.
In addition, under the terms of the Seventh Amendment, Primoris may provide the Company with additional term loans in an aggregate amount not to exceed $10.0 million (the “Additional First-Out Loans”). Interest payable with respect to the Initial First-Out Loan and any Additional First-Out Loans will be paid in-kind through additions to the principal amount of such loans.
The Seventh Amendment further provides that, until the termination of the Term Forbearance Period, the due date of any payments due and owing to the lenders (other than Primoris) under the 2014 Term Credit Agreement will be deferred until the fifth business day after the date of the termination of the Term Forbearance Period. In addition, the Seventh Amendment provides that the payment by the borrower of an amount equal to $100.0 million plus the expenses of the administrative agent in an amount not to exceed $1.1 million shall constitute payment in full and satisfaction and discharge of all obligations of the borrower and the other loan parties under the 2014 Term Credit Agreement, but solely if such payment is made in connection with the consummation of the merger.
Going Concern – The Company has incurred significant operating losses, cash outflows from operating activities and a net working capital deficiency. The Company does not expect to be in compliance with the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio under the 2014 Term Credit Agreement beginning with the quarterly period ending March 31, 2018, primarily due to these significant operating losses in 2017. In addition, the Company is not in compliance with certain other provisions under the 2014 Term Credit Agreement and the 2013 ABL Credit Facility, which expires on August 7, 2018. Absent the temporary forbearance provided under the Term Forbearance Agreement and the ABL Forbearance Agreement, all

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company Description and Financial Condition (continued)

of the Company’s debt obligations would become due under the default provisions in the 2014 Term Credit Agreement and the 2013 ABL Credit Facility. In addition, these significant operating losses and cash outflows have put a considerable strain on the Company’s overall liquidity. Although the Seventh Amendment provides the Company with additional short-term liquidity for the period between the signing of the Merger Agreement and the completion of the merger, the Company can provide no assurance that the merger will be completed. If the Company is unable to complete the merger, it will likely need to explore other strategic alternatives, which could include seeking protection under the U.S. Bankruptcy laws.
The Company’s continuing failure to comply with financial covenants and other covenants, its inability to extend or refinance the 2013 ABL Credit Facility and its continuing liquidity issues raise substantial doubt about its ability to continue as a going concern, notwithstanding the temporary forbearance provided under the Term Forbearance Agreement and the ABL Forbearance Agreement and the short-term liquidity provided by the Seventh Amendment.
In consideration of the above facts and circumstances, at December 31, 2017, the Company has classified all of its debt obligations as current, which has caused its current liabilities to far exceed its current assets since such date. These debt obligations, net of unamortized discount and debt issuance costs, approximate $133.3 million at December 31, 2017.
Sale of Mainline Pipeline Construction Business – On January 9, 2018, the Company entered into an agreement to sell assets comprising our mainline pipeline construction business to Meridien.
As part of the agreement, the Company retained the three mainline pipeline construction projects associated with the business through their completion. Two of these projects have reached mechanical completion with an existing letter of credit returned in the first quarter of 2018. The remaining right-of-way restoration and other clean-up activities associated with these projects are expected to be completed by the end of the third quarter of 2018.
With respect to the remaining mainline pipeline construction project, in the first quarter of 2018, the Company reached a settlement with the customer to mutually conclude the remaining work. In addition, the settlement releases the Company from further liability at the completion of the project. As such, the Company has withdrawn and released any outstanding change orders or claims associated with the project.
2. Summary of Significant Accounting Policies
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
Change in Presentation – In the second quarter of 2017, the Company adopted a change in presentation on its Consolidated Statements of Operations in order to present a “Contract income (loss)” line item that is consistent with its peers. “Contract income (loss)” is defined as contract revenue less contract costs (which is inclusive of both direct and indirect costs). Previously reported information has been modified to conform to this new presentation.
Commitments and Contingencies – Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when management assesses that it is probable that a liability has been incurred and the

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

amount can be reasonably estimated. Recoveries of costs from third parties, which management assesses as being probable of realization, are recorded as “Other long-term assets” in the Consolidated Balance Sheets. Legal costs incurred in connection with matters relating to contingencies are expensed in the period incurred. See Note 15 – Contingencies, Commitments and Other Circumstances for more information.
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
Inventories – Inventories, consisting primarily of parts and supplies, are stated at the lower of actual cost or market. Parts and supplies are evaluated at least annually and adjusted for excess and obsolescence. No excess or obsolescence allowances existed at December 31, 2017 or 2016.
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
Leasehold improvements are amortized on a straight-line basis over the shorter of their economic lives or the lease term. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized within operating expenses in the Consolidated Statements of Operations for the period. Normal repair and maintenance costs are charged to expense as incurred. Significant renewals and betterments are capitalized.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

The Company depreciates assets based on their estimated useful lives at the time of acquisition using the straight-line method. Depreciation and amortization related to operating activities is included in “Contract costs,” and depreciation and amortization related to general and administrative activities is included in “General and administrative” expense in the Consolidated Statements of Operations. “Contract costs” and “General and administrative” expenses are included within operating expenses in the Consolidated Statements of Operations. Further, amortization of assets under capital lease obligations is included in depreciation expense.
Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment of such asset is necessary. This evaluation, as well as an evaluation of our intangible assets, requires the Company to make long-term forecasts of the future revenues and costs related to the assets subject to review. Forecasts require assumptions about demand for the Company’s services and future market conditions. Estimating future cash flows requires significant judgment, and the Company’s projections may vary from the cash flows eventually realized. Future events and unanticipated changes to assumptions could require a provision for impairment in a future period. The effect of any impairment would be to expense the difference between the fair value (less selling costs) of such asset and its carrying value. Such expense would be reflected in earnings.
In the fourth quarter of 2017, the Company continued to incur significant operating losses primarily driven by losses on three mainline pipeline construction projects in the Oil & Gas segment. Consequently, the Company does not expect to be in compliance with its Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio under the 2014 Term Credit Agreement beginning with the quarterly period ending March 31, 2018. In addition, these significant operating losses have led to significant negative operating cash flow in recent months, which has a put a considerable strain on the Company’s overall liquidity. These factors, combined with the uncertainty associated with the Company’s ability to obtain covenant relief, extend or refinance its indebtedness and meet its obligations as they become due raises substantial doubt about the Company’s ability to continue as a going concern. See Note 1 – Company Description and Financial Condition for more information.
The above information indicates that the carrying amount of long-lived assets (including intangible assets) associated with each of the Company’s asset groups may not be recoverable. As such, the Company has performed an impairment assessment of all long-lived assets (including intangible assets) associated with each of its asset groups under ASC 360, Property, Plant and Equipment. As part of its assessment, the Company determined the estimated future undiscounted cash flows derived from the long-lived assets (including intangible assets) associated with each of its asset groups at December 31, 2017, based on its best internal projections and the likelihood of various outcomes, which includes bankruptcy and outright sale.
Based on its assessment, the Company determined that the estimated future undiscounted cash flows associated with each of its asset groups exceeds the carrying amount of long-lived assets (including intangible assets) associated with each of its asset groups. As such, no impairment to long-lived assets (including intangible assets) was required. However, the occurrence of future events or deteriorating conditions could result in additional impairment assessments subsequent to December 31, 2017.
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

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

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
The Company’s operating loss for the years ended December 31, 2017 and 2016 was positively impacted by approximately $1.4 million and $7.6 million, respectively, as a result of changes in contract estimates related to projects that were in progress at December 31, 2016 and 2015. Included in these changes in contract estimates for the year ended December 31, 2017 is a $2.0 million income recovery associated with a claim on a cross-country pipeline project in the Canada segment. These changes in contract estimates are primarily attributed to, among other things, a reduction in estimated costs for certain individually immaterial projects as they progress to completion; the realization of change orders related to work previously performed; and other changes in events, facts and circumstances during the period in which the estimate was revised.
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
Income Taxes – The Financial Accounting Standards Board (“FASB”) standard for income taxes takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates due to changes in legislation is recognized as income or expense in the period that includes the enactment date.
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
The Company files income tax returns in the United States federal jurisdiction, in various states and in various foreign jurisdictions. The Company is subject to examination for 2008 forward for the United States and the majority of the state jurisdictions and for 2010 forward in Canada.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

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
Foreign Currency Translation – All significant monetary asset and liability accounts denominated in currencies other than United States dollars are translated into United States dollars at current exchange rates. Translation adjustments are included in “Other comprehensive income (loss), net of tax” in the Company’s Consolidated Statements of Comprehensive Income (Loss). Revenue and expense accounts are converted at prevailing rates throughout the year. Gains or losses on foreign currency transactions are recorded in income in the period in which they are incurred.
Concentration of Credit Risk – The Company has a concentration of customers in the oil and gas and power industries which expose the Company to a concentration of credit risk within a single industry. The Company seeks to obtain advance and progress payments for contract work performed on major contracts. Receivables are generally not collateralized. An allowance for doubtful accounts of $2.8 million and $2.0 million is included within “Accounts receivable, net” on the Consolidated Balance Sheets for the years ended December 31, 2017 and 2016, respectively.
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
Derivative Financial Instruments – The Company may use derivative financial instruments such as forward contracts, options or other common hedging techniques to mitigate non-U.S. currency exchange risk when the Company is unable to match non-U.S. currency revenue with expense in the same currency. The Company has no forward contracts or options at December 31, 2017 and 2016.
The Company is subject to interest rate risk on its debt and investment of cash and cash equivalents arising in the normal course of business and has previously entered into hedging arrangements from time to time to fix or otherwise limit the interest cost of the variable interest rate borrowings.
Cash Equivalents – The Company considers all highly liquid investments with an original maturity of 3 months or less to be cash equivalents.
Short-term Investments – The Company may invest a portion of its cash in short-term time deposits, some of which may have early withdrawal penalties. All such deposits have maturity dates that exceed three months. There were no short-term investments outstanding as of December 31, 2017 and 2016.
Accounting Pronouncements Recently Adopted – In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, which changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods with early adoption permitted. The Company adopted ASU 2016-09 in the first quarter with an effective date of January 1, 2017. The recognition of previously unrecognized windfall tax benefits increased the Company’s deferred tax assets by $1.8 million offset by a related valuation allowance which resulted in a $0 cumulative-effect adjustment, net of tax, on the Company’s Consolidated Balance Sheet as of the beginning of 2017. The amendments within ASU 2016-09 related to the recognition of excess tax benefits and tax shortfalls in the Consolidated Statement of Operations and presentation within the operating section of the Consolidated Statement of Cash Flows were adopted prospectively with no adjustments to

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

prior periods. The Company has elected to account for forfeitures as they occur. The remaining provisions of ASU 2016-09 did not have a material effect on the Company’s Consolidated Financial Statements.
Accounting Pronouncements Not Yet Adopted – Revenue Recognition – In May 2014, the FASB issued ASU 2014-09 governing the recognition of revenue from contracts with customers. Under the new standard, a company will recognize revenue when it satisfies a performance obligation by transferring a promised good or service to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods and services. The standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, under ASU 2015-14, the FASB deferred the effective date of the standard to December 15, 2017 with early adoption permitted. The standard can be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update at the date of initial application. Furthermore, in March, April, and May of 2016, the FASB issued ASUs 2016-08, 2016-10, and 2016-12, respectively, which provide practical expedients and clarification in regards to ASU 2014-09. ASU 2016-08 amends and clarifies the principal versus agent considerations under the new revenue recognition standard, which requires determination of whether the nature of a promise is to provide the specified good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by another party (that is, the entity is an agent). This determination affects the timing and amount of revenue recognition. ASU 2016-10 clarifies issues related to identifying performance obligations. ASU 2016-12 provides practical expedients and clarification pertaining to the exclusion of sales tax from the measurement of a transaction price, the measurement of noncash consideration, allocation of a transaction price on the basis of all satisfied and unsatisfied performance obligations in a modified contract at transition, and the definition of a completed contract. The effective date of ASUs 2016-08, 2016-10, and 2016-12 is December 15, 2017 with early adoption permitted.
Quantitative Disclosures of Directional Effects of Adoption
The Company will adopt the new revenue guidance effective January 1, 2018 via the modified retrospective approach, by recognizing the cumulative effect of initially applying the new standard as an increase to the opening balance of retained earnings. Although still under the process of determining the impact, we expect this adjustment to be an immaterial impact to our opening balance of retained earnings as well as net income and earnings per share on an ongoing basis.
Qualitative Status of Management’s Implementation Efforts
Upon our initial evaluation of ASU 2014-09, there are no material changes in the standard that impact our revenue recognition relating to the allocation and measurement of contract revenues and the timing in which those revenues are recognized. However, the new standard will require a substantial increase in the amount and complexity of disclosures related to revenue recognition.
The Company has taken steps to effectively implement the new standard by evaluating a representative sample of contracts with customers to identify the potential impacts that would result from applying the requirements of the standard to the Company’s existing revenue contracts. For most of the contracts entered into, the Company expects there to be a similar number of performance obligations, and in most cases, the Company has determined that the method of revenue recognition for these contracts will remain the same with the Company already considering different elements, such as variable consideration, when evaluating their transaction prices. The Company continues analyzing stand-alone pricing of the obligations as well as the timing related to revenue recognition. Significant judgments were used when concluding on the method of revenue recognition, but, in most cases, the Company determined that over time revenue recognition was appropriate via the percentage-of-completion method, based on time incurred, or as units are produced in accordance with the three over time criteria within ASC 606-10-25-27. However, there were also various industry-specific elements that the Company has identified that will have to be continuously monitored as new contracts are entered into in associated with ASU 2014-09, including uninstalled materials, customer provided materials and other elements.
The Company has started to update its current accounting policies to align with revenue recognition practices under the new standard. As part of its evaluation of contracts with customers, the Company is holding regular meetings with key stakeholders across the organization to determine the impacts of the standards on its business processes. Additionally, the Company is evaluating its processes to address risks associated with incorporating these standards, and upon adoption, the Company expects to implement new internal controls related to accounting policies and procedures in order to validate the

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

processes implemented upon adoption and going forward. Various trainings of the Accounting team are also expected to be held to further educate the business when applying some of the significant judgments required as part of the new standard.
The Company is continuing to evaluate the future impact and method of adoption of ASU 2014-09 and related amendments on its Consolidated Financial Statements and related disclosures.
Accounting Pronouncements Not Yet Adopted – Other – In February 2018, the FASB issued ASU 2018-02, which provides that the stranded tax effects from the Tax Cuts and Jobs Act on the balance of other comprehensive earnings may be reclassified to retained earnings. The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with an option to adopt early. We are evaluating the effect of the standard on our Consolidated Financial Statements.
In May 2017, the FASB issued ASU 2017-09, which clarifies when a change to the terms or conditions of a share-based payment award should be accounted for as a modification. An entity should account for the effects of a modification unless the fair value, vesting conditions and classification, as an equity instrument or a liability instrument, of the modified award are the same before and after a change to the terms or conditions of the share-based payment award. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company does not expect the new standard to have a material impact on its Consolidated Financial Statements.
In November 2016, the FASB issued ASU 2016-18, which requires a reporting entity to include restricted cash and restricted cash equivalents in its cash and cash-equivalent balances presented in the entity’s statement of cash flows. A reconciliation between the statement of financial position and the statement of cash flows must be disclosed when the balance sheet includes more than one line item for cash, cash equivalents, restricted cash and restricted cash equivalents. Transfers between non-restricted and restricted cash should not be presented as cash flow activities in the statement of cash flows. Furthermore, an entity with a material restricted cash balance must disclose information regarding the nature of the restrictions. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those annual reporting periods. At December 31, 2017 and December 31, 2016, approximately $40.4 million and $40.2 million, respectively, is recorded as “Restricted cash” on the Company’s Consolidated Balance Sheets. These amounts are primarily composed of eligible pledged cash in the Company’s December 31, 2017 and December 31, 2016 borrowing base calculation. The Company will adopt this standard in the first quarter of 2018.
In October 2016, the FASB issued ASU 2016-16, which requires a reporting entity to recognize the tax expense from the sale of an asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. The new guidance does not apply to intra-entity transfers of inventory, and the income tax consequences from the sale of inventory from one member of a consolidated entity to another will continue to be deferred until the inventory is sold to a third party. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company does not expect the new standard to have any impact on its Consolidated Financial Statements.
In August 2016, the FASB issued ASU 2016-15, which provides specific guidance for cash flow classifications of cash payments and receipts to reduce the diversity of treatment of such items. The standard is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods with early adoption permitted. The Company does not expect the new standard to have a material impact on its Consolidated Financial Statements.
In February 2016, the FASB issued ASU 2016-02, which requires companies that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those assets. The standard is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted for financial statements of fiscal years or interim periods that have not been previously issued. The Company is currently evaluating the impact of the standard on its Consolidated Financial Statements. Based on initial evaluation, the Company expects to include operating leases with durations greater than twelve months on its Consolidated Balance Sheets. The Company will provide additional information about the expected financial impact as it progresses through the evaluation and implementation of the standard.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Accounts Receivable
Accounts receivable, net as of December 31, 2017 and 2016 is comprised of the following (in thousands):

	December 31,
	2017	2016
Trade	$95,923	$79,348
Unbilled revenue	22,018	20,447
Contract retention	26,146	12,091
Other receivables	901	2,114
Total accounts receivable	144,988	114,000
Less: allowance for doubtful accounts	(2,796)	(1,963)
Total accounts receivable, net	$142,192	$112,037
The Company expects all accounts receivable to be collected within one year. The provision for bad debt included in operating expenses in the Consolidated Statements of Operations was $0.9 million, $0.3 million and $2.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Contract cost and recognized income not yet billed and related amounts billed as of December 31, 2017 and 2016 were as follows (in thousands):

	December 31,
	2017	2016
Cost incurred on contracts in progress	$445,029	$234,544
Recognized income	(14,536)	28,702
	430,493	263,246
Progress billings and advance payments	(434,315)	(256,246)
	$(3,822)	$7,000
Contract cost and recognized income not yet billed	$13,992	$11,938
Contract billings in excess of cost and recognized income	(17,814)	(4,938)
	$(3,822)	$7,000
Contract cost and recognized income not yet billed includes $0.5 million and $0.5 million at December 31, 2017 and 2016, respectively, on completed contracts.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Assets Held for Sale
Components of assets held for sale as of December 31, 2017 and 2016 were as follows (in thousands):

	December 31,
	2017	2016
Accounts receivable, net	$490	$7,806
Contract cost and recognized income not yet billed	234	136
Prepaid expenses and other assets	36	61
Parts and supplies inventories	409	468
Property, plant and equipment, net	375	318
Intangible assets, net	260	260
Other long-term assets	—	1
Total assets held for sale	1,804	9,050

Accounts payable and accrued liabilities	100	3,789
Contract billings in excess of cost and recognized income	765	4,480
Other current liabilities	—	3
Other long-term liabilities	—	3
Total liabilities held for sale	$865	$8,275
The Company, as part of its ongoing strategic evaluation, made the decision to offer the sale of its tank services business, which is included in the Company’s Oil & Gas segment, to an outside party. At December 31, 2017, the tank business was classified as held for sale, as it was being actively marketed, expected to sell within one year and measured at the lower of carrying value or fair value less costs to sell. On January 2, 2018, the Company sold its tank services business to ATS for $3.0 million, subject to working capital adjustments.
6. Property, Plant and Equipment
Property, plant and equipment, which are used to secure debt or are subject to lien, at cost, as of December 31, 2017 and 2016 were as follows (in thousands):

	December 31,
	2017	2016
Construction equipment	$57,195	$59,607
Furniture and equipment	26,002	30,752
Land and buildings	1,715	1,521
Transportation equipment	57,346	65,501
Leasehold improvements	5,819	5,641
Marine equipment	82	82
Total property, plant and equipment	148,159	163,104
Less: accumulated depreciation	(118,046)	(124,981)
Total property, plant and equipment, net	$30,113	$38,123
Amounts above include $0.3 million and $0.8 million of construction in progress as of December 31, 2017 and 2016, respectively. Depreciation expense included in operating expenses for the years ended December 31, 2017, 2016 and 2015 was $9.5 million, $12.1 million and $17.3 million, respectively.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Property, Plant and Equipment (continued)

In the fourth quarter of 2017, the Company performed an impairment assessment of all long-lived assets (including property, plant and equipment) associated with each of its asset groups under ASC 360. As a result of the Company’s assessment, no impairment to long-lived assets (including property, plant and equipment) was required. See Note 2 – Summary of Significant Accounting Policies for more information.
7. Intangible Assets
The Company’s intangible assets as of December 31, 2017 and 2016 were as follows (in thousands):

	December 31, 2017
	Customer Relationships	Trademark/ Tradename	Total
Balance as of December 31, 2016	$73,100	$3,748	$76,848
Amortization	(8,597)	(1,070)	(9,667)
Balance as of December 31, 2017	$64,503	$2,678	$67,181
Weighted average remaining amortization period	7.5 years	2.5 years

	December 31, 2016
	Customer Relationships	Trademark/ Tradename	Total
Balance as of December 31, 2015	$82,044	$4,818	$86,862
Amortization	(8,684)	(1,070)	(9,754)
Transfer to assets held for sale	$(260)	$—	$(260)
Balance as of December 31, 2016	$73,100	$3,748	$76,848
Weighted average remaining amortization period	8.5 years	3.5 years
In the fourth quarter of 2017, the Company performed an impairment assessment of all long-lived assets (including intangible assets) associated with each of its asset groups under ASC 360. As a result of the Company’s assessment, no impairment to long-lived assets (including intangible assets) was required. See Note 2 – Summary of Significant Accounting Policies for more information.
Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 15 years.
Amortization expense was $9.7 million, $9.8 million and $9.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Estimated amortization expense for each of the subsequent five years and thereafter is as follows (in thousands):

Fiscal year:
2018	$9,667
2019	9,667
2020	9,135
2021	8,597
2022	8,597
Thereafter	21,518
Total amortization	$67,181

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Accounts Payable
Accounts payable and accrued liabilities as of December 31, 2017 and 2016 were as follows (in thousands):

	December 31,
	2017	2016
Trade accounts payable	$54,414	$34,770
Payroll liabilities	12,185	10,377
Accrued contract costs	52,847	15,840
Self-insurance accrual	6,601	11,210
Other accrued liabilities	12,114	11,291
Total accounts payable and accrued liabilities	$138,161	$83,488
Accrued contract costs includes $12.2 million and $3.7 million at December 31, 2017 and 2016, respectively, related to provisions on loss projects.
The self-insurance accrual includes $6.6 million and $11.2 million of short-term liabilities at December 31, 2017 and 2016, respectively. The remaining $17.2 million and $14.5 million of the self-insurance accrual is included within “Other long-term liabilities” on the Consolidated Balance Sheets for the years ended December 31, 2017 and 2016, respectively.
9. Debt Obligations
The Company’s debt obligations as of December 31, 2017 and 2016 were as follows (in thousands):

	December 31,
	2017	2016
Aggregate outstanding principal balance, 2014 Term Loan Facility	$107,224	$92,224
Repayment fee, 2014 Term Loan Facility	9,650	4,611
Unamortized discount – repayment fee, 2014 Term Loan Facility	(7,235)	(3,592)
Unamortized debt issuance costs, 2014 Term Loan Facility	(4,464)	(4,054)
Revolver borrowings, 2013 ABL Credit Facility	28,108	—
Total debt obligations, net of unamortized discount and debt issuance costs	$133,283	$89,189

Current maturities of long-term debt	$105,175	$—
Short-term borrowings under revolving credit facility	28,108	—
Long-term debt obligations	—	89,189
Total debt obligations, net of unamortized discount and debt issuance costs	$133,283	$89,189
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

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Debt Obligations (continued)

Principal, Interest and Maturity
The 2014 Term Credit Agreement initially provided for a five-year $270.0 million term loan facility (the “2014 Term Loan Facility”), which the Company drew in full on the effective date of the 2014 Term Credit Agreement. Effective November 6, 2017, the Company amended the 2014 Term Credit Agreement pursuant to a Sixth Amendment (the “Sixth Amendment”). The Sixth Amendment, among other things, provides for an additional term loan in an amount equal to $15.0 million, which will be pari passu in right of payment with, and secured on a pari passu basis with the aggregate outstanding principal balance of the Company’s 2014 Term Loan Facility. The additional term loan was drawn in full on November 17, 2017 (the “Sixth Amendment Funding Date”) and bears the same maturity date as the aggregate outstanding principal balance of the Company’s 2014 Term Loan Facility. At December 31, 2017, the aggregate outstanding principal balance of the Company’s 2014 Term Loan Facility was approximately $107.2 million.
The 2014 Term Loan Facility initially bore interest at the “Adjusted Base Rate” plus an applicable margin of 8.75 percent, or the “Eurodollar Rate” plus an applicable margin of 9.75 percent. The interest rate in effect at December 31, 2016 was 11 percent, which consisted of an applicable margin of 9.75 percent for Eurodollar Rate loans plus a LIBOR floor of 1.25 percent. On the Sixth Amendment Funding Date, the interest rate increased to 13 percent, consisting of an applicable margin of 11.75 percent for Eurodollar Rate loans plus a LIBOR floor of 1.25 percent. Beginning September 30, 2018, the applicable margin will increase an additional 100 basis points each quarterly period until maturity.
Subsequent to December 31, 2017, the Company amended the 2014 Term Credit Agreement pursuant to the Seventh Amendment. Under the terms of the Seventh Amendment, Primoris will provide the Company with an Initial First-Out Loan in an amount equal to $10.0 million to be drawn in full no earlier than three business days after the Seventh Amendment Effective Date. In addition, Primoris may provide the Company with Additional First-Out Loans up to $10.0 million. See Note 1 – Company Description and Financial Condition for more information.
Makewhole
Under the 2014 Term Credit Agreement, with respect to prepayments made from inception of the Term Loan through December 31, 2017, the Company has not been required to pay prepayment premiums in respect of the “makewhole amount.” However, future prepayments or refinancing of the balance of the 2014 Term Loan Facility may require the Company to pay a prepayment premium equal to the makewhole amount and the repayment fee described below. Pursuant to the Sixth Amendment and beginning with the Sixth Amendment Funding Date, if a prepayment is made on or before September 30, 2018, the makewhole amount will be calculated as the present value of all interest payments that would have been made on the amount prepaid from the date of the prepayment to June 15, 2019 at a rate per annum equal to the sum of the applicable margin on the date of the prepayment plus the greater of 1.25 percent and the Eurodollar rate in effect on the date of the repayment. If a prepayment is made after September 30, 2018, the makewhole amount will be calculated as the present value of all interest payments that would have been made on the amount prepaid from the date of the prepayment to December 15, 2019 at a rate per annum equal to the sum of the applicable margin on the date of the prepayment plus the greater of 1.25 percent and the Eurodollar rate in effect on the date of the repayment.
Should a prepayment in full occur under the Sixth Amendment, the estimated makewhole amount due at future prepayment dates would be as follows (in thousands):

	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019
Makewhole	$16,843	$13,358	$9,874	$16,888	$12,331	$7,595	$3,350
Repayment Fee
Prior to the Sixth Amendment, the Company was also required to pay a repayment fee on the date of any prepayment and on the maturity date of the 2014 Term Loan Facility equal to a total of $4.6 million, which was 5.0 percent of the amount prepaid or 5.0 percent of the aggregate remaining outstanding principal balance on the maturity date. Pursuant to the Sixth Amendment and beginning with the Sixth Amendment Funding Date, the repayment fee increased to a total of $9.7 million, which is 9.0 percent of the amount prepaid or 9.0 percent of the aggregate remaining outstanding principal balance on the maturity date. The Company is amortizing the repayment fee as a discount, from that date through the maturity date of the 2014 Term Loan Facility, using the effective interest method. The unamortized amount of the repayment fee was $7.2 million at

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Debt Obligations (continued)

December 31, 2017 based on the 9.0 percent repayment fee in effect as of the Sixth Amendment Funding Date and $3.6 million at December 31, 2016, based on the 5.0 percent repayment fee in effect as of that date.
Term Loan Discounted Payoff
The Seventh Amendment provides that the payment by the borrower of an amount equal to $100.0 million plus the expenses of the administrative agent in an amount not to exceed $1.1 million shall constitute payment in full and satisfaction and discharge of all obligations of the borrower and the other loan parties under the 2014 Term Credit Agreement, but solely if such payment is made in connection with the consummation of the merger. Accordingly, if the 2014 Term Loan Facility is paid off in connection with the closing of the merger, no amounts will be owed in respect of the makewhole amount and the repayment fee. See Note 1 – Company Description and Financial Condition for more information.
Debt Covenants
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
In consideration of the initial suspension of the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio under the First Amendment, the Company issued 10.1 million shares, which was equivalent to 19.9 percent of the then outstanding shares of common stock immediately prior to the First Amendment Closing Date, to KKR Lending Partners II L.P. and other entities indirectly advised by KKR Credit Advisers (US) LLC, which made them a related party. In connection with this transaction, the Company recorded debt covenant suspension charges of approximately $33.5 million which represented the fair value of the 10.1 million outstanding shares of common stock issued, multiplied by the closing stock price on the First Amendment Closing Date. In addition, the Company recorded debt extinguishment charges of approximately $0.8 million related to the write-off of debt issuance costs associated with the Company’s 2014 Term Credit Agreement.
In consideration for the Third Amendment, Fourth Amendment and Fifth Amendment, the Company paid a total of $4.6 million in amendment fees during the year ended December 31, 2016 and $2.3 million in amendment fees during the year ended December 31, 2017. The amendment fees are recorded as direct deductions from the carrying amount of the 2014 Term Loan Facility and are being amortized through the maturity date of the 2014 Term Loan Facility using the effective interest method.
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

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Debt Obligations (continued)

Unamortized debt issuance costs, primarily related to amendment fees associated with the 2014 Term Loan Facility, were $4.5 million and $4.1 million at December 31, 2017 and December 31, 2016, respectively. These costs are being amortized through the maturity date of the 2014 Term Loan Facility using the effective interest method.
The Company made no early payments during the year ended December 31, 2017 and $3.1 million of early payments during the year ended December 31, 2016 against the 2014 Term Loan Facility. As a result of these early payments, the Company recorded no debt extinguishment charges during the year ended December 31, 2017 and $0.1 million of debt extinguishment charges, which consisted of the write-off of debt issuance costs, during the year ended December 31, 2016.
2013 ABL Credit Facility
On August 7, 2013, the Company entered into a five-year asset based senior revolving credit facility maturing on August 7, 2018 with Bank of America, N.A. serving as sole administrative agent for the lenders thereunder, collateral agent, issuing bank and swingline lender (as amended, the “2013 ABL Credit Facility”).
The aggregate amount of commitments for the 2013 ABL Credit Facility is $100.0 million, which is comprised of $90.0 million for the U.S. facility (the “U.S. Facility”) and $10.0 million for the Canadian facility (the “Canadian Facility”). At December 31, 2017, the Company had approximately $28.1 million in outstanding borrowings under the 2013 ABL Credit Facility for working capital purposes.
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
The Company is also required, as part of its borrowing base calculation, to include a minimum of $25.0 million of the net proceeds of the sale of Bemis, LLC and the balance of the Professional Services segment as eligible pledged cash. The Company has included $40.0 million as eligible pledged cash in its December 31, 2017 borrowing base calculation, which is included in “Restricted cash” on its Consolidated Balance Sheets.
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

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Debt Obligations (continued)

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
On January 2, 2018, the Company paid down $2.5 million of its outstanding borrowings under the 2013 ABL Credit Facility using available cash on hand.
If the Company’s unused availability under the 2013 ABL Credit Facility is less than the greater of (i) 15.0 percent of the revolving commitments or $15.0 million for five consecutive days, or (ii) 12.5 percent of the revolving commitments or $12.5 million at any time, or upon the occurrence of certain events of default under the 2013 ABL Credit Facility (“Cash Dominion”), the Company is subject to increased reporting requirements, the administrative agent shall have exclusive control over any deposit account, the Company will not have any right of access to, or withdrawal from, any deposit account, or any right to direct the disposition of funds in any deposit account, and amounts in any deposit account will be applied to reduce the outstanding amounts under the 2013 ABL Credit Facility. In addition, if the Company’s unused availability under the 2013 ABL Credit Facility is less than the amounts described above, the Company would be required to comply with a Minimum Fixed Charge Coverage Ratio of 1.15 to 1.00.
In accordance with its December 31, 2017 borrowing base certificate completed in January 2018, the Company’s unused availability under the 2013 ABL Credit Facility was $12.8 million. As such, on January 30, 2018, in order to avoid Cash Dominion under the 2013 ABL Credit Facility, as described above, the Company paid down an additional $2.5 million of outstanding revolver borrowings under the 2013 ABL Credit Facility. The Company gives no assurance that it will continue to be able to avoid Cash Dominion under the 2013 ABL Credit Facility. If the Minimum Fixed Charge Coverage Ratio were to become applicable, the Company would not expect to be in compliance over the next twelve months and would therefore be in default under its credit agreements.
Pursuant to the ABL Forbearance Agreement, the aggregate amount of commitments under the 2013 ABL Credit Facility has been reduced from $100.0 million to $90.0 million, which is comprised of $80.0 million for the U.S. Facility and $10.0 million for the Canadian Facility. In addition, during the ABL Forbearance Period, the Company may not request any additional loans or any new or increased letters of credit. The ABL Forbearance Agreement also provides that Cash Dominion will occur if the Company’s unused availability under the 2013 ABL Credit Facility is less than $10.0 million at any time.
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
The 2014 Term Credit Agreement and the 2013 ABL Credit Facility also include customary representations and warranties and affirmative and negative covenants, including:

•	the preparation of financial statements in accordance with GAAP;

•	the ability to deliver an audit opinion without a going concern explanation;

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Debt Obligations (continued)

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
The Company’s inability to deliver audited financial statements without a going concern explanation constitutes an event of default under the 2014 Term Credit Agreement and the 2013 ABL Credit Facility. See Note 1 – Company Description and Financial Condition for more information.
On March 27, 2018, the Company entered into a Term Forbearance Agreement with the Term Lenders and an ABL Forbearance Agreement with the ABL Lenders. If the merger with Primoris is not completed, or if these forbearance agreements were to expire or be terminated prior to the completion of the merger, the Term Lenders and ABL Lenders would be free to exercise any rights and remedies with respect to such defaults and events of defaults pursuant to the terms of the 2014 Term Credit Agreement and the 2013 ABL Credit Facility, respectively. See Note 1 – Company Description and Financial Condition for more information.
Fair Value of Debt
The estimated fair value of the Company’s debt instruments as of December 31, 2017 and December 31, 2016 was as follows (in thousands):

	December 31, 2017	December 31, 2016
2014 Term Loan Facility	$119,042	$95,577
Revolver borrowings, 2013 ABL Credit Facility	28,108	—
Total fair value of debt instruments	$147,150	$95,577
The 2014 Term Loan Facility and revolver borrowings under the 2013 ABL Credit Facility are classified within Level 2 of the fair value hierarchy. The fair value of the 2014 Term Loan Facility has been estimated using discounted cash flow analyses based on the Company’s incremental borrowing rate for similar borrowing arrangements. The fair value of the revolver borrowings approximates its carrying value.
Maturities
The principal amounts due under the Company’s remaining debt obligations as of December 31, 2017 is as follows (in thousands):

Fiscal year:
2018	$135,332
$135,332
10. Retirement Plans and Benefits
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

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Retirement Plans and Benefits (continued)

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
The majority of the Company’s unionized employees work in the building and construction industry (“B&C”), and, therefore, the Company believes it satisfies the criteria for the B&C industry exception under ERISA for those multiemployer pension plans that primarily cover employees in the B&C industry. As a result, the Company does not expect to be assessed a withdrawal liability when it ceases making contributions to those plans after the completion of a project or projects, so long as it does not continue to perform work in the jurisdiction of the pension plan on a non-union basis. The applicability of the B&C industry proviso is fact-specific, so there can be no assurance in any particular situation whether the B&C proviso applies or whether withdrawal liability will be assessed.
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

Fund	EIN/PN	PPA Zone Status (1)	Plan Year End for Zone Status	Subject to Funding Improvement/ Rehabilitation Plan(2)	2017 Contributions (in thousands)	2016 Contributions (in thousands)	2015 Contributions (in thousands)	Sur-charge Imposed	Expiration Date of Collective Bargaining Agreement
Pennsylvania Heavy and Highway Contractors Pension Trust	23-6531755/ 001	Green	12/31/2016	No	$2,085	$975	$1,086	No	12/31/2018
Boilermaker-Blacksmith National Pension Trust	48-6168020/ 001	Yellow	12/31/2016	Implemented	$—	$—	$208	No	N/A
Other Funds					—	—	43
Total Contributions:					$2,085	$975	$1,337

(1)
The zone status is based on information that the Company received from the plan as well as publicly available information per the Department of Labor website and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. Although the Boilermaker-Blacksmith National Pension Trust plan was considered to be in the yellow zone for 2016, it proactively entered critical status early for 2017 and imposed a surcharge for contributions payable after May 28, 2017.

(2)
The “Subject to Funding Improvement / Rehabilitation Plan” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Retirement Plans and Benefits (continued)

Based upon the most recent and available plan financial information, the Company made contributions to the Pennsylvania Heavy and Highway Contractors Pension Trust that represented more than 5 percent of total plan contributions for the 2016 plan year. In regards to the Boilermaker-Blacksmith National Pension Trust, the Company did not contribute to the plan in 2017 and has no collective bargaining agreements related to this plan.
In addition to the contributions noted above to multiemployer defined benefit pension plans, the Company also makes discretionary contributions to defined contribution plans. The zone status outlined above does not apply to defined contribution plans.
Contributions to all defined contribution and defined benefit plans were $9.1 million, $6.9 million and $9.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
11. Income Taxes
The Company is domiciled in the United States and operates primarily in the United States and Canada. These countries have different tax regimes and tax rates, which affect the consolidated income tax provision of the Company and its effective tax rate. Moreover, losses from one country generally cannot be used to offset taxable income from another country, and some expenses incurred in certain tax jurisdictions receive no tax benefit, thereby affecting the effective tax rate.
Tax Cuts and Jobs Act of 2017
On December 22, 2017, the President of the United States signed into law what is informally referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), a comprehensive U.S. tax reform package that, effective January 1, 2018, among other things, lowered the corporate income tax rate from 35 percent to 21 percent and moved the country towards a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of foreign subsidiaries. Under the accounting rules, companies are required to recognize the effects of changes in tax laws and tax rates on deferred tax assets and liabilities in the period in which the new legislation is enacted.
At December 31, 2017, the Company has recognized the tax effects of the Tax Act as written and recorded a $0.7 million tax benefit. Below is a brief description of the effects from U.S. tax reform and its impact on the Company.
Remeasurement of Deferred Taxes
Under the Tax Act, the U.S. corporate income tax rate was reduced from 35 percent to 21 percent. As a result, the Company remeasured its U.S. deferred taxes as of December 31, 2017. The remeasurement had no impact on tax expense or the Company’s effective tax rate due to the full valuation allowance. The valuation allowance decreased by $36.6 million. In addition, due to the remeasurement of the net operating loss (“NOL”), the ASC 740-10 reserve was remeasured at 21 percent, which resulted in a decrease to deferred taxes of $1.3 million with an offset to the valuation allowance.
Reassessment of the Realizability of Deferred Tax Assets
Under the Tax Act, the Alternative Minimum Tax Credit utilization rule was changed, which required the Company to reassess the realizability of the deferred tax asset. As a result, the Company has released the valuation allowance on the Refundable Alternative Minimum Tax Credit Carryforward and reclassified the asset from a deferred tax asset to a non-current receivable resulting in $0.7 million of tax benefit. The reclassification had a minimal impact on the Company’s effective tax rate.
Liability for Taxes Due on Mandatory Deemed Repatriation
Under the Tax Act, a company’s foreign earnings accumulated under the legacy tax laws are deemed to be repatriated into the United States. Since the Company discontinued its strategy of reinvesting foreign earnings in foreign operations in 2011, there is no impact to the tax provision as a result of the deemed repatriation.
Upon completion of our 2017 U.S. income tax return in 2018, we may identify additional remeasurement adjustments to our recorded deferred tax assets. We will continue to assess our provision for income taxes as future guidance on the accounting effects of the Tax Act is issued but do not anticipate significant revisions will be necessary. Any such revisions will be recorded in the period in which they are identified, in accordance with the measurement period guidance outlined in SEC Staff Accounting Bulletin No. 118.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes (continued)

Components of the Provision (Benefit) for Income Taxes
Income (loss) before income taxes on continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Foreign	$(4,406)	$(556)	$334
United States	(103,217)	(43,756)	(118,914)
	$(107,623)	$(44,312)	$(118,580)
Provision (benefit) for income taxes on continuing operations by country consists of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current provision (benefit):
Foreign	$(157)	$(550)	$1,822
United States:
Federal	(833)	735	(51,475)
State	(391)	(159)	(4,497)
	(1,381)	26	(54,150)
Deferred tax provision (benefit):
Foreign	417	(556)	357
United States	—	—	(238)
	417	(556)	119
Total benefit for income taxes	$(964)	$(530)	$(54,031)
The provision (benefit) for income taxes has been determined based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The Company and its subsidiaries operating in the United States are subject to federal income tax rates up to 35 percent and varying state income tax rates and methods of computing tax liabilities. The Company’s principal international continuing operations are in Canada. The Company’s subsidiaries in Canada are subject to a corporate income tax rate of 27 percent. The Company did not have any non-taxable foreign earnings from tax holidays for taxable years 2015 through 2017.
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

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes (continued)

A reconciliation of the differences between the provision (benefit) for income taxes computed at the appropriate statutory rates and the reported provision (benefit) for income taxes is as follows (in thousands). For 2017, 2016 and 2015, the Company was domiciled in the United States, which has a 35 percent statutory tax rate.

	2017	2016	2015
Taxes on earnings at statutory rate in domicile of parent company	$(37,668)	$(15,509)	$(41,503)
Earnings taxed at rates less or greater than parent company rates:
Foreign	443	246	(297)
State income taxes, net of U.S. federal benefit	—	116	(3,050)
Non deductibles	3,033	2,017	2,681
Changes in provision for unrecognized tax positions	574	204	91
Change in valuation allowance	33,656	12,951	(19,027)
Stock-based compensation	597	1,522	1,990
Deferred tax adjustments	(276)	(1,123)	(595)
Deemed dividend/previously taxed income	—	—	1,850
Prior year tax settlement	327	382	(246)
Transfer pricing allocation	(874)	6	2,011
Stock issuance costs	—	—	1,947
Alternative Minimum Tax credit carryforward	—	(1,031)	—
Other	(124)	(311)	117
Tax Cuts and Jobs Act	(652)	—	—
Total benefit for income taxes	$(964)	$(530)	$(54,031)
For the year ended December 31, 2017, the Company’s provision for income taxes for discontinued operations is $0.0 million, and the Company’s benefit for income taxes for continuing operations is $1.0 million for a net benefit for income taxes of $1.0 million on a consolidated basis.
For the year ended December 31, 2016, the Company’s provision for income taxes for discontinued operations was $0.1 million, and the Company’s benefit for income taxes for continuing operations was $0.5 million for a net benefit for income taxes of $0.4 million on a consolidated basis.
For the year ended December 31, 2015, the Company’s provision for income taxes for discontinued operations was $57.2 million, and the Company’s benefit for income taxes for continuing operations was $54.0 million for a net provision for income taxes of $3.2 million on a consolidated basis.
As a result of the Tax Act, the NOL was remeasured from 35 percent to 21 percent. Due to the remeasurement of the NOL, the U.S. portion of the ASC 740-10 reserve was also remeasured at 21 percent, which decreased the gross position by $0.9 million with a full offset to the valuation allowance. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2017	2016
Beginning balance	$2,406	$2,406
Impact of Tax Cuts and Jobs Act	(870)	—
Other	(49)	—
Ending balance	$1,487	$2,406
At December 31, 2017, there are no unrecognized tax benefits that will impact the Company’s effective tax rate if ultimately recognized. Due to the Tax Act, the Company remeasured interest and penalties on its U.S. positions from 35 percent to 21 percent, which resulted in a $0.4 million decrease to the reserve with a full offset to the valuation allowance. The

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes (continued)

Company has determined that, during the next twelve months, it is reasonably possible there will be no change in unrecognized tax benefits to be recognized due to the lapse of statutes of limitation in certain jurisdictions or settlement of audits.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2017, 2016 and 2015, the Company has recognized $0.2 million, $0.2 million and $0.2 million, respectively, in interest and penalties expense. The cumulative accrual for interest and penalties carried on the Consolidated Balance Sheets as of December 31, 2017 and 2016 is $1.0 million and $1.2 million, respectively.
The Company files income tax returns in the United States federal jurisdiction, in various states and in various foreign jurisdictions. The Company is subject to examination for 2008 forward for the United States and the majority of the state jurisdictions and for 2010 forward in Canada.
The principal components of the Company’s net deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Non-current:
Accrued vacation	293	144
Allowance for doubtful accounts	319	249
Estimated losses	2,021	143
Deferred compensation	311	696
Accrued insurance	4,620	7,581
Deferred rent	790	1,815
Various accrued liabilities	163	274
Goodwill	12,885	25,739
U.S. tax net operating loss carry forwards	53,617	59,258
State tax net operating loss carry forwards	8,201	6,148
Foreign tax net operating loss carry forwards	2,817	2,817
Alternative Minimum Tax credit carryforward	—	846
Other	211	117
Gross deferred tax assets	86,248	105,827
Valuation allowance	(68,003)	(69,304)
Deferred tax assets, net of valuation allowance	18,245	36,523

Deferred tax liabilities:
Non-current:
Term Loan amortization	(394)	(1,203)
Depreciation	(3,150)	(7,409)
Intangible amortization	(14,701)	(27,596)
Deferred tax liabilities	(18,245)	(36,208)
Net deferred tax assets	$—	$315

United States	$—	$—
Foreign	—	315
Net deferred tax assets	$—	$315
The valuation allowance for deferred income tax assets at December 31, 2017 and 2016 was $68.0 million and $69.3 million, respectively. Due to the Tax Act, $36.6 million of the valuation allowance was released which resulted in no impact to

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes (continued)

the Consolidated Statements of Operations. Valuation allowances exist in the U.S., Canada and Australia. The valuation allowances at December 31, 2017 are $64.7 million, $0.5 million and $2.8 million, respectively. The valuation allowances at December 31, 2016 are $66.5 million, $0.0 million and $2.8 million, respectively.
At December 31, 2017, the Company has remaining U.S. federal net operating loss carry forwards of $53.6 million and state net operating loss carry forwards of $8.2 million. The Company has a net operating loss carry forward for Australia of $2.8 million.
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
12. Stockholders’ Equity
Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Year Ended December 31, 2017 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income (loss)
Balance, December 31, 2016	$(1,412)	$(2,822)	$(4,234)
Other comprehensive income before reclassifications	1,287	—	1,287
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,085	1,085
Net current-period other comprehensive income	1,287	1,085	2,372
Balance, December 31, 2017	$(125)	$(1,737)	$(1,862)

	Year Ended December 31, 2016 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income (loss)
Balance, December 31, 2015	$(1,965)	$(4,044)	$(6,009)
Other comprehensive income before reclassifications	553	—	553
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,222	1,222
Net current-period other comprehensive income	553	1,222	1,775
Balance, December 31, 2016	$(1,412)	$(2,822)	$(4,234)

	Year Ended December 31, 2015 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income (loss)
Balance, December 31, 2014	$6,863	$(4,075)	$2,788
Other comprehensive loss before reclassifications	(8,828)	(2,928)	(11,756)
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,959	2,959
Net current-period other comprehensive income (loss)	(8,828)	31	(8,797)
Balance, December 31, 2015	$(1,965)	$(4,044)	$(6,009)

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Stockholders’ Equity (continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

Year Ended December 31, 2017 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$1,085	Interest expense, net
Total	$1,085

Year Ended December 31, 2016 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$1,222	Interest expense, net
Total	$1,222

Year Ended December 31, 2015 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$2,959	Interest expense, net
Total	$2,959
Stock Ownership Plans
On June 1, 2017, the Company established the Willbros Group, Inc. 2017 Stock and Incentive Compensation Plan (the “2017 Plan”) to provide for awards to key employees of the Company. The 2017 Plan succeeds the 2006 Director Restricted Stock Plan (the “2006 Director Plan”) and the 2010 Stock and Incentive Compensation Plan (the “2010 Plan”). Beginning June 1, 2017, all future grants of stock awards to key employees will be made through the 2017 Plan, which had 4,960,315 shares available for grant at December 31, 2017.
Restricted Stock/Restricted Stock Units
Restricted stock and restricted stock units or rights, also described collectively as restricted stock units (“RSUs”), granted to employees under the 2010 Plan and 2017 Plan generally vest over a 3 to 4 year period whereas RSUs granted under the 2006 Director Plan generally vest one year after the date of grant.
The Company’s RSU activity and related information consist of:

	Year Ended December 31,
	2017
	Shares	Weighted-Average Grant-Date Fair Value
Nonvested, beginning of year	1,219,446	$3.87
Granted	711,990	2.47
Vested	(809,652)	4.10
Forfeited	(108,137)	2.62
Nonvested, end of year	1,013,647	$2.84

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Stockholders’ Equity (continued)

For RSUs, certain provisions allow for accelerated vesting in the event of involuntary termination not for cause or a change of control of the Company. During the years ended December 31, 2017, 2016 and 2015, $0.4 million, $0.5 million and $2.3 million, respectively, of compensation expense was recognized due to accelerated vesting of RSUs due to retirements and separation from the Company.
Stock-based compensation related to RSUs is recorded based on the Company’s closing stock price as of the grant date. The total fair value of RSUs vested during the years ended December 31, 2017, 2016 and 2015 was $3.3 million, $5.9 million and $9.8 million, respectively.
Performance Stock Units
For performance stock units (“PSUs”) granted during the year ended December 31, 2017, 2016 and 2015, the number of shares that will vest is contingent upon the Company’s achievement of certain specified targets. These awards have market conditions and were valued using a Monte Carlo simulation model. The following table sets forth the assumptions used in the valuations of these awards:

	Year Ended December 31,
	2017	2016	2015
Volatility	99.8%	91.1%	77.8%
Risk-free interest rates	1.37%	1.01%	0.49% - 0.96%
The volatility inputs were developed based on volatility observed using historical price observations over a look-back period consistent with the contractual terms of the awards. The risk-free interest rate inputs were derived using the US Treasury security rates as of the grant dates. Awards granted during the year ended December 31, 2015 included tranches with varying vesting periods, which resulted in the application of a range of risk-free rates.
Stock Compensation Expense
Expense related to all stock-based compensation arrangements totaled $2.9 million, $4.1 million and $8.6 million, respectively, for the years ended December 31, 2017, 2016 and 2015.
As of December 31, 2017, there was a total of $3.6 million of unrecognized compensation cost related to all non-vested stock-based compensation arrangements granted under the Company’s stock ownership plans. That cost is expected to be recognized over a weighted-average period of 2.30 years.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Basic and diluted loss per common share is computed as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2017	2016	2015
Net loss from continuing operations applicable to common shares (numerator for basic and diluted calculation)	$(106,659)	$(43,782)	$(64,549)
Weighted average number of common shares outstanding for basic loss per share	62,160,849	61,364,592	57,759,988
Weighted average number of potentially dilutive common shares outstanding	—	—	—
Weighted average number of common shares outstanding for diluted loss per share	62,160,849	61,364,592	57,759,988
Loss per common share from continuing operations:
Basic	$(1.72)	$(0.71)	$(1.12)
Diluted	$(1.72)	$(0.71)	$(1.12)
The Company has excluded shares potentially issuable under the terms of use of the securities listed below from the number of potentially dilutive shares outstanding as the effect would be anti-dilutive:

	Year Ended December 31,
	2017	2016	2015
Stock options	—	32,787	55,000
Restricted stock and restricted stock rights	274,210	519,137	665,955
	274,210	551,924	720,955

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Segment Information
The Company has three reportable segments: Utility T&D, Canada and Oil & Gas. These segments are comprised of strategic businesses that are defined by the industries or geographic regions they serve. Each segment is led by a separate segment President who reports directly to the Company’s Chief Operating Decision Maker (“CODM”). The CODM evaluates segment performance using operating income which is defined as contract revenue less contract costs and segment overhead, such as amortization related to intangible assets and general and administrative expenses that are directly attributable to the segment. For additional information regarding the Company’s reportable segments, see Note 2 – Summary of Significant Accounting Policies for more information.
On November 30, 2015, the Company sold the balance of its Professional Services segment to TRC. As such, the Professional Services segment, including the Company’s previously sold subsidiaries in 2015 of Downstream Professional Services, Premier and UtilX, are presented as discontinued operations in the tables below. For additional information, see Note 18 – Discontinued Operations for more information.
The following tables reflect the Company’s operations for the years ended December 31, 2017, 2016 and 2015 (in thousands) by its three reportable segments.

	Year Ended December 31, 2017
	Utility T&D	Canada	Oil & Gas	Corporate	Eliminations	Consolidated
Contract revenue	$506,978	$121,151	$221,939	$—	$(85)	$849,983
Contract costs	486,340	115,870	272,613	—	(85)	874,738
Contract income (loss)	20,638	5,281	(50,674)	—	—	(24,755)
Amortization of intangibles	9,559	—	108	—	—	9,667
General and administrative	16,360	7,659	9,584	21,090	—	54,693
Other charges	—	1,667	139	420	—	2,226
Operating loss	$(5,281)	$(4,045)	$(60,505)	$(21,510)	$—	(91,341)
Non-operating expenses						(16,282)
Benefit for income taxes						(964)
Loss from continuing operations						(106,659)
Loss from discontinued operations, net of provision for income taxes						(1,436)
Net loss						$(108,095)

	Year Ended December 31, 2016
	Utility T&D	Canada	Oil & Gas	Corporate	Eliminations	Consolidated
Contract revenue	$418,387	$143,140	$170,448	$—	$(290)	$731,685
Contract costs	378,229	134,248	173,202	—	(290)	685,389
Contract income (loss)	40,158	8,892	(2,754)	—	—	46,296
Amortization of intangibles	9,559	—	195	—	—	9,754
General and administrative	15,035	8,538	12,175	25,245	—	60,993
Other charges (income)	(3)	1,004	1,659	3,550	—	6,210
Operating income (loss)	$15,567	$(650)	$(16,783)	$(28,795)	$—	(30,661)
Non-operating expenses						(13,651)
Benefit for income taxes						(530)
Loss from continuing operations						(43,782)
Loss from discontinued operations, net of provision for income taxes						(3,977)
Net loss						$(47,759)

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Segment Information (continued)

	Year Ended December 31, 2015
	Utility T&D	Canada	Oil & Gas	Corporate		Eliminations	Consolidated
Contract revenue	$379,629	$232,534	$297,110	$—		$(279)	$908,994
Contract costs	354,267	209,439	304,813	—		(279)	868,240
Contract income (loss)	25,362	23,095	(7,703)	—		—	40,754
Amortization of intangibles	9,559	—	315	—		—	9,874
General and administrative	9,841	12,245	20,154	35,095		—	77,335
Gain on sale of subsidiary	—	—	—	—	—	—	(12,826)
Other charges	2,002	624	9,852	5,991		—	18,469
Operating income (loss)	$3,960	$10,226	$(38,024)	$(41,086)		$—	(52,098)
Non-operating expenses							(66,482)
Benefit for income taxes							(54,031)
Loss from continuing operations							(64,549)
Income from discontinued operations, net of provision for income taxes							96,032
Net income							$31,483
Depreciation and amortization expense by segment are presented below (in thousands):

	Year Ended December 31,
	2017	2016	2015
Utility T&D	$15,300	$16,511	$18,719
Canada	737	924	1,321
Oil & Gas	2,041	3,142	5,241
Corporate	1,084	1,342	1,919
Total	$19,162	$21,919	$27,200
Capital expenditures by segment are presented below (in thousands):

	Year Ended December 31,
	2017	2016	2015
Utility T&D	$1,953	$2,493	$451
Canada	271	693	519
Oil & Gas	275	323	605
Corporate	62	293	608
Total	$2,561	$3,802	$2,183
Total assets by segment as of December 31, 2017 and 2016 are presented below (in thousands):

	Year Ended December 31,
	2017	2016
Utility T&D	$196,923	$201,339
Canada	41,958	47,704
Oil & Gas	50,779	42,887
Corporate	73,893	70,601
Total assets, continuing operations	$363,553	$362,531
Due to a limited number of major projects and clients, the Company may at any one time have a substantial part of its operations dedicated to one project, client and country.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Segment Information (continued)

Customers representing 10 percent or more of total contract revenue are as follows:

	Year Ended December 31,
	2017	2016	2015
Oncor	25.0%	25.0%	17.9%
Enterprise Products Partners L.P.	9.8%	9.4%	12.5%
On March 5, 2018, Oncor notified the Company of its election to extend its agreement with Willbros, under the terms and conditions currently in effect, through December 31, 2019.
Information about the Company’s operations in its work countries is shown below (in thousands):

	Year Ended December 31,
	2017	2016	2015
Contract revenue:
United States	$728,832	$588,545	$676,460
Canada	121,151	143,140	232,534
	$849,983	$731,685	$908,994

	Year Ended December 31,
	2017	2016
Property, plant and equipment, net:
United States	$25,804	$33,625
Canada	4,309	4,498
	$30,113	$38,123

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Contingencies, Commitments and Other Circumstances
Contingencies
Litigation and Regulatory Matters Related to the Company’s October 21, 2014 Press Release and December 4, 2014 8-K Announcing the Restatement of Condensed Consolidated Financial Statements for the Quarterly Periods Ended June 30, 2014 and March 31, 2014
After the Company announced it would be restating its Condensed Consolidated Financial Statements for the quarterly period ended June 30, 2014, a complaint was filed in the United States District Court for the Southern District of Texas (“USDC”) on October 28, 2014 seeking class action status on behalf of purchasers of the Company’s stock and alleging damages on their behalf arising from the matters that led to the restatement. The original defendants in the case were the Company, its former Chief Executive Officer, Robert R. Harl, and its former Chief Financial Officer, Van A. Welch. On January 30, 2015, the court named two employee retirement systems as Lead Plaintiffs. Lead Plaintiffs filed their consolidated complaint, captioned In re Willbros Group, Inc. Securities Litigation, on March 31, 2015, adding as a defendant John T. McNabb, II, the former Chief Executive Officer who had succeeded Mr. Harl, and claims regarding the restatement of the Company’s Condensed Consolidated Financial Statements for the quarterly period ended March 31, 2014. On June 15, 2015, Lead Plaintiffs filed a second amended consolidated complaint, seeking unspecified damages and asserting violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Act”), based on alleged misrepresentations and omissions in the SEC filings and other public disclosures in 2014, primarily regarding internal controls, the performance of the Oil & Gas segment, compliance with debt covenants and liquidity, certain financial results and the circumstances surrounding Mr. Harl’s departure. On July 27, 2015, the Company filed a motion to dismiss the case. At a hearing on May 24, 2016, the court granted the motion to dismiss in part and denied it in part. On July 22, 2016, the Company filed an answer to the suit denying the remaining allegations in the case, which complain of alleged misrepresentations and omissions in violation of the Act regarding internal controls, the performance of the Oil & Gas segment and Mr. Harl’s departure. On June 28, 2017, Lead Plaintiffs filed a motion asking the Court to reconsider its order in 2016 dismissing certain claims and allow Lead Plaintiffs to replead two of the claims the Court has dismissed; the Company opposes the motion. The Court heard oral argument but has not ruled. On February 16, 2018, the Company reached an agreement in principle, which, if approved by the Court, would settle all claims against the defendants and be funded by our insurance carriers.
In addition, two shareholder derivative lawsuits were filed purportedly on behalf of the Company in connection with the restatement. The first, Markovich v. Harl et al, was filed on November 6, 2014 in the District Court of Harris County, Texas. The second, Kumararatne v. McNabb et al, was filed on March 4, 2015 in the USDC, but was voluntarily dismissed by the plaintiff on April 23, 2015. The Markovich lawsuit named certain former officers and current and former members of the Company’s Board of Directors as defendants and the Company as a nominal defendant. The lawsuit alleged that the officer and board member defendants breached their fiduciary duties by permitting the Company’s internal controls to be inadequate, failing to prevent the restatements, and wasting corporate assets, and that the defendants were unjustly enriched. The defendants sought dismissal of the lawsuit on the grounds that the plaintiff failed to make demand upon the Company’s board to bring the lawsuit, and, on February 23, 2016, the court sustained the defendants’ motion and dismissed the lawsuit with prejudice. On March 10, 2016, the plaintiff filed a motion for reconsideration and asked the court for leave to amend its lawsuit. The court granted the plaintiff’s motion in part, allowing an amended petition, which was filed on April 18, 2016. The Plaintiff’s Second Amended Petition added Ravi Kumararatne as a plaintiff and added claims for breach of fiduciary duty against the former officers and officer and Board of Director defendants related to the departure of former Company executives, financial controls, and compliance with the Company’s debt covenants. The Company sought dismissal of the amended petition on the grounds the plaintiffs failed to make a demand upon the Company’s board to bring the lawsuit. In response, plaintiffs filed a Third Amended Petition on June 24, 2016, purporting to add additional facts to support their allegations, including their allegation that they were excused from making a demand upon the board because, they claimed, such demand would be futile. Believing the claims added by plaintiffs were without merit, the Company sought to dismiss this latest pleading. After hearing argument on the motion, the court issued an order on October 24, 2016, sustaining the Company’s objections to plaintiffs’ latest pleading and again dismissed the lawsuit with prejudice. Plaintiffs’ motion for reconsideration was denied on December 21, 2016. Plaintiffs filed a Notice of Appeal on January 20, 2017. The appeal is assigned to the 14th Court of Appeals, Houston, Texas; the court heard oral argument in the appeal on January 30, 2018 but has not yet issued an opinion.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Contingencies, Commitments and Other Circumstances (continued)

Other
The SEC issued an order of investigation on January 29, 2015 and a subpoena on February 3, 2015, requesting information regarding the restatement of the Company’s previously issued Condensed Consolidated Financial Statements for the quarterly periods ended March 31, 2014 and June 30, 2014. The Company provided its full cooperation to the SEC, who on January 25, 2016, sent the Company a letter stating it had concluded its investigation and, based on the information it had, did not intend to recommend an enforcement action against the Company.
In addition to the matters discussed above, the Company is party to a number of other legal proceedings. Management believes that the nature and number of these proceedings are typical for a firm of similar size engaged in a similar type of business and that none of these proceedings is material to the Company’s consolidated results of operations, financial position or cash flows.
Commitments
From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds and financial guarantees. Contracts with the Company’s customers may require the Company to secure letters of credit or surety bonds to secure the Company’s performance of contracted services. In such cases, the letters of credit or bond commitments can be called upon in the event of the Company’s failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or surety bonds in lieu of contract retention provisions, where the client otherwise withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention letters of credit or bond commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. The Company also issues letters of credit from time to time to secure deductible obligations under its workers compensation, automobile and general liability policies. At December 31, 2017, the Company had approximately $49.1 million of outstanding letters of credit. This amount represents the maximum amount of payments the Company could be required to make if these letters of credit are drawn upon. Additionally, the Company issues surety bonds (primarily performance in nature) that are customarily required by commercial terms on construction projects. At December 31, 2017, these bonds outstanding had a face value at $155.3 million. This amount represents the bond penalty amount of future payments the Company could be required to make if the Company fails to perform its obligations under such contracts. The performance bonds do not have a stated expiration date; rather, each is released when the Company’s performance of the contract is accepted by the owner. The Company’s maximum exposure as it relates to the value of the bonds outstanding is lowered on each bonded project as the cost to complete is reduced. As of December 31, 2017, no liability has been recognized for letters of credit or surety bonds.
Operating Leases
The Company has certain operating leases for various equipment and office facilities. Rental expense for continuing operations excluding daily rentals and reimbursable rentals under cost plus contracts was $16.3 million in 2017, $23.3 million in 2016, and $33.0 million in 2015.
Minimum lease commitments under operating leases as of December 31, 2017, totaled $90.4 million and are payable as follows: 2018, $25.1 million; 2019, $19.3 million; 2020, $14.1 million; 2021, $12.1 million; 2022, $6.9 million and thereafter, $12.9 million.
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
There were no transfers between levels in 2017, 2016 or 2015.
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
The Company attempts to negotiate contracts that provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no forward contracts or options at December 31, 2017 and December 31, 2016.
The Company is subject to interest rate risk on its debt and investment of cash and cash equivalents arising in the normal course of business and had previously entered into hedging arrangements from time to time to fix or otherwise limit the interest cost of its variable interest rate borrowings.
Termination of Interest Rate Swap Agreement
In August 2013, the Company entered into an interest rate swap agreement (the “Swap Agreement”) for a notional amount of $124.1 million to hedge changes in the variable rate interest expense on $124.1 million of its existing or replacement LIBOR-indexed debt. The Swap Agreement was designated and qualified as a cash flow hedging instrument with the effective portion of the Swap Agreement’s change in fair value recorded in Other Comprehensive Income (“OCI”). The Swap Agreement was highly effective in offsetting changes in interest expense, and no hedge ineffectiveness was recorded in the Consolidated Statements of Operations. The Swap Agreement was terminated in the third quarter of 2015 for $5.7 million, which was recorded in OCI at fair value. In the fourth quarter of 2015, the Company made an early payment of $93.6 million against the 2014 Term Loan Facility and therefore reclassified approximately $1.2 million of the fair value of the Swap Agreement from OCI to interest expense. In the first quarter of 2016, the Company made an early payment of $3.1 million against the 2014 Term Loan Facility and therefore reclassified approximately $0.1 million of the fair value of the Swap Agreement from OCI to interest expense. The remaining fair value of the Swap Agreement included in OCI will be reclassified to interest expense over

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Fair Value Measurements (continued)

the remaining life of the underlying debt with approximately $1.1 million expected to be recognized in the coming twelve months.

For the Year Ended December 31,
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI on Derivative (Effective Portion)			Financial Statement Classification	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	2017	2016	2015		2017	2016	2015
Interest rate contracts	$—	$—	$(2,928)	Interest expense, net	$1,085	$1,222	$2,959
Total	$—	$—	$(2,928)		$1,085	$1,222	$2,959
17. Other Charges
The following table reflects the Company’s other charges for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	December 31,
	2017	2016	2015
Equipment and facility lease abandonment (1)	$(225)	$3,633	$7,747
Loss on disposal of equipment (2)	—	1,030	6,683
Employee severance charges	1,564	1,300	1,728
Restatement costs (3)	636	(24)	595
Impairment of intangible assets (4)	—	—	534
Accelerated stock vesting	251	271	1,182
Total	$2,226	$6,210	$18,469
(1) Includes $0.0 million, $0.8 million and $1.8 million of costs associated with the write-off of deferred rent attributed to the abandonment of a portion of the Company’s corporate facility lease headquarters during the years ended December 31, 2017, 2016 and 2015, respectively. In addition, the 2017 amount includes a $0.8 million adjustment to decrease one of the Company’s lease abandonment liabilities.
(2) 2016 loss is attributed to the fourth quarter disposal of $0.7 million in equipment associated with the abandonment of a portion of the Company’s corporate facility lease headquarters, as well as the $0.3 million loss on sale of the Oil & Gas segment’s fabrication business that was finalized during the year. 2015 loss is attributed to a $2.2 million loss on the sale of a corporate asset, impairment charges of $2.0 million in relation to the Oil & Gas segment’s fabrication services which was sold in 2016, impairment charges of $1.3 million in relation to construction equipment in the Utility T&D segment and the disposal of $1.2 million in equipment associated with the abandonment of a portion of the Company’s corporate facility lease headquarters.
(3) Includes accounting and legal fees associated with the investigation of the root cause behind the deterioration of certain construction projects within the Oil & Gas segment, which led to the restatements of the Company’s Condensed Consolidated Financial Statements for the quarterly periods ended March 31, 2014 and June 30, 2014.
(4) Attributed to intangible assets associated with fabrication, field and union construction turnaround services in the Oil & Gas segment.

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Other Charges (continued)

Activity in the accrual related to the equipment and facility lease abandonment charges during the year ended December 31, 2017 is as follows (in thousands):

	Utility T&D	Canada	Oil & Gas	Corporate	Total
Accrued cost at December 31, 2016	$348	$290	$793	$4,048	$5,479
Cash payments	(176)	(120)	(296)	(1,127)	(1,719)
Non-cash charges (1)	—	—	—	340	340
Change in estimates	—	41	48	(314)	(225)
Accrued cost at December 31, 2017	$172	$211	$545	$2,947	$3,875
(1) Non-cash charges consist of accretion expense.
The Company will continue to evaluate the need for additional equipment and facility lease abandonment charges, including the adequacy of its existing accrual, as conditions warrant.
18. Discontinued Operations
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

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Discontinued Operations (continued)

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
Results of Discontinued Operations
Condensed Statements of Operations of the Discontinued Operations for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	Year Ended December 31, 2017
	Professional Services	Hawkeye	Other	Total
Contract revenue	$1,006	$—	$—	$1,006
Contract costs	831	—	—	831
General and administrative	1,219	(197)	—	1,022
Other charges	525	—	—	525
Operating income (loss)	(1,569)	197	—	(1,372)
Non-operating income (expense)	—	—	—	—
Pre-tax income (loss)	(1,569)	197	—	(1,372)
Provision for income taxes	64	—	—	64
Income (loss) from discontinued operations	$(1,633)	$197	$—	$(1,436)

	Year Ended December 31, 2016
	Professional Services	Hawkeye	Other	Total
Contract revenue	$2,126	$—	$—	$2,126
Contract costs	2,299	—	—	2,299
Loss on sale of subsidiary	2,456	—	—	2,456
General and administrative	2,633	(313)	—	2,320
Other income	(1,060)	—	—	(1,060)
Operating income (loss)	(4,202)	313	—	(3,889)
Non-operating income (expense)	—	—	—	—
Pre-tax income (loss)	(4,202)	313	—	(3,889)
Provision for income taxes	—	—	88	88
Income (loss) from discontinued operations	$(4,202)	$313	$(88)	$(3,977)

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Discontinued Operations (continued)

	Year Ended December 31, 2015
	Professional Services	Hawkeye	Other	Total
Contract revenue	$229,482	$2,078	$—	$231,560
Contract costs	197,414	1,317	—	198,731
Amortization of intangibles	793	—	—	793
Gain on sale of subsidiaries	(152,208)	—	—	(152,208)
General and administrative	26,937	(370)	—	26,567
Other charges	4,405	—	—	4,405
Operating income	152,141	1,131	—	153,272
Non-operating income (expense)	(36)	6	—	(30)
Pre-tax income	152,105	1,137	—	153,242
Provision for income taxes	57,210	—	—	57,210
Income from discontinued operations	$94,895	$1,137	$—	$96,032
Condensed Balance Sheets of the Discontinued Operations are as follows (in thousands):

	December 31, 2017
	Professional Services	Hawkeye	Total
Contract cost and recognized income not yet billed	$324	$—	$324
Total assets associated with discontinued operations	324	—	324

Accounts payable and accrued liabilities	337	180	517
Other current liabilities	574	—	574
Other long-term liabilities	893	—	893
Total liabilities associated with discontinued operations	1,804	180	1,984

Net liabilities associated with discontinued operations	$(1,480)	$(180)	$(1,660)

	December 31, 2016
	Professional Services	Hawkeye	Total
Accounts receivable, net	$313	$—	$313
Contract cost and recognized income not yet billed	192	—	192
Total assets associated with discontinued operations	505	—	505

Accounts payable and accrued liabilities	412	277	689
Contract billings in excess of costs	358	—	358
Other current liabilities	531	—	531
Other long-term liabilities	995	—	995
Total liabilities associated with discontinued operations	2,296	277	2,573

Net liabilities associated with discontinued operations	$(1,791)	$(277)	$(2,068)

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Quarterly Financial Data (Unaudited)
Selected unaudited quarterly financial data for the years ended December 31, 2017 and 2016 is presented below (in thousands):

Year 2017 Quarter Ended	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	Total 2017
Contract revenue	$163,900	$227,447	$240,773	$217,863	$849,983
Contract income (loss)	1,681	17,079	(12,188)	(31,327)	(24,755)
Operating income (loss)	(14,853)	358	(27,789)	(49,057)	(91,341)
Loss from continuing operations before income taxes	(18,336)	(3,318)	(31,577)	(54,392)	(107,623)
Loss from continuing operations	(17,736)	(1,121)	(32,709)	(55,093)	(106,659)
Income (loss) from discontinued operations, net of provision for income taxes	(31)	19	(1,496)	72	(1,436)
Net loss	$(17,767)	$(1,102)	$(34,205)	$(55,021)	$(108,095)
Basic loss per share attributable to Company shareholders:
Loss from continuing operations	$(0.29)	$(0.02)	$(0.52)	$(0.89)	$(1.72)
Loss from discontinued operations	—	—	(0.02)	—	(0.02)
Net loss	$(0.29)	$(0.02)	$(0.54)	$(0.89)	$(1.74)
Diluted loss per share attributable to Company shareholders:
Loss from continuing operations	$(0.29)	$(0.02)	$(0.52)	$(0.89)	$(1.72)
Loss from discontinued operations	—	—	(0.02)	—	(0.02)
Net loss	$(0.29)	$(0.02)	$(0.54)	$(0.89)	$(1.74)
Weighted average number of common shares outstanding
Basic	61,829,768	62,170,910	62,310,191	62,329,614	62,160,849
Diluted	61,829,768	62,170,910	62,310,191	62,329,614	62,160,849

WILLBROS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
19. Quarterly Financial Data (Unaudited) (continued)

Year 2016 Quarter Ended	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	Total 2016
Contract revenue	$199,030	$193,442	$174,821	$164,392	$731,685
Contract income	13,799	15,157	12,015	5,325	46,296
Operating loss	(9,461)	(2,741)	(6,319)	(12,140)	(30,661)
Loss from continuing operations before income taxes	(13,131)	(5,574)	(9,869)	(15,738)	(44,312)
Loss from continuing operations	(13,298)	(5,761)	(10,661)	(14,062)	(43,782)
Loss from discontinued operations, net of provision for income taxes	(1,853)	(658)	(1,325)	(141)	(3,977)
Net loss	$(15,151)	$(6,419)	$(11,986)	$(14,203)	$(47,759)
Basic loss per share attributable to Company shareholders:
Loss from continuing operations	$(0.22)	$(0.09)	$(0.17)	$(0.23)	$(0.71)
Loss from discontinued operations	(0.03)	(0.01)	(0.02)	—	(0.06)
Net loss	$(0.25)	$(0.10)	$(0.19)	$(0.23)	$(0.77)
Diluted loss per share attributable to Company shareholders:
Loss from continuing operations	$(0.22)	$(0.09)	$(0.17)	$(0.23)	$(0.71)
Loss from discontinued operations	(0.03)	(0.01)	(0.02)	—	(0.06)
Net loss	$(0.25)	$(0.10)	$(0.19)	$(0.23)	$(0.77)
Weighted average number of common shares outstanding
Basic	60,756,314	61,299,334	61,639,590	61,682,996	61,364,592
Diluted	60,756,314	61,299,334	61,639,590	61,682,996	61,364,592
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
As of December 31, 2017, we have carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective in providing the reasonable assurance described above.
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
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment of internal control over financial reporting, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on management’s assessment using the COSO criteria, we have concluded that our internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated, in their report included in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended December 31, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item with respect to the Company’s directors and corporate governance is incorporated herein by reference to the sections entitled “PROPOSAL ONE – ELECTION OF DIRECTORS” and “CORPORATE GOVERNANCE” in the Company’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (“Proxy Statement”) or will be filed by amendment to this Annual Report on Form 10-K. The information required by this item with respect to the Company’s executive officers is included in Item 4A of Part I of this Form 10-K. The information required by this item with respect to the Section 16 ownership reports is incorporated herein by reference to the section entitled “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Proxy Statement or will be filed by amendment to this Annual Report on Form 10-K.
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
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the sections entitled “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION” in the Proxy Statement or will be filed by amendment to this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the sections entitled “EQUITY COMPENSATION PLAN INFORMATION” and “PRINCIPAL STOCKHOLDERS AND SECURITY OWNERSHIP OF MANAGEMENT” in the Proxy Statement or will be filed by amendment to this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the sections entitled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “CORPORATE GOVERNANCE” in the Proxy Statement or will be filed by amendment to this Annual Report on Form 10-K.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to the sections entitled “FEES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” and “AUDIT COMMITTEE PRE-APPROVAL POLICY” in the Proxy Statement or will be filed by amendment to this Annual Report on Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) Financial Statements:
Our financial statements and those of our subsidiaries and independent registered public accounting firm’s report are listed in Item 8 of this Form 10-K.
(2) Financial Statement Schedule:

2017
Form 10-K
Page(s)
Schedule II – Consolidated Valuation and Qualifying Accounts	106
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

2.5
Agreement and Plan of Merger dated as of March 27, 2018 among Primoris Services Corporation, Waco Acquisition Vehicle, Inc. and Willbros Group, Inc. (filed as Exhibit 2 to our current report on Form 8-K dated March 26, 2018, filed March 28, 2018).

3.1
Certificate of Incorporation, as amended, of Willbros Group, Inc., a Delaware corporation (filed as Exhibit 4.1 to our registration statement on Form S-3, Registration No. 333-218413, filed June 1, 2017).

3.2	Certificate of Designations of Series A Preferred Stock (filed as Exhibit 3 to our current report on Form 8-K dated June 30, 2010, filed July 7, 2010).
3.3	Amended and Restated Bylaws of Willbros Group, Inc., a Delaware corporation.
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

10.2	First Amendment to ABL Credit Agreement dated as of August 30, 2013 (filed as Exhibit 10.3 to our report on Form 10-Q for the quarter ended September 30, 2013, filed November 6, 2013).
10.3	Waiver and Second Amendment to ABL Credit Agreement dated as of April 1, 2014 (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended March 31, 2014, filed May 6, 2014).
10.4	Third Amendment to ABL Credit Agreement dated as of December 15, 2014 (filed as Exhibit 10.1 to our current report on Form 8-K dated December 15, 2014, filed December 19, 2014).
10.5	Fourth Amendment to ABL Credit Agreement dated as of September 28, 2015 (filed as Exhibit 10.2 to our current report on Form 8-K dated September 28, 2015, filed October 2, 2015).
10.6	Fifth Amendment to ABL Credit Agreement dated as of June 16, 2017 (filed as Exhibit 10 to our current report on Form 8-K dated June 16, 2017, filed June 20, 2017).
10.7	Limited Forbearance Agreement to ABL Credit Agreement dated as of March 27, 2018 (filed as Exhibit 10.1 to our current report on Form 8-K dated March 26, 2018, filed March 28, 2018).
10.8
Credit Agreement dated as of December 15, 2014, by and among Willbros Group, Inc., as borrower, certain subsidiaries, as guarantors, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and KKR Credit Advisors (US) LLC, as Sole Lead Arranger and Sole Bookrunner (filed as Exhibit 10.2 to our current report on Form 8-K dated December 15, 2014, filed December 19, 2014).

10.9
First Amendment to Credit Agreement dated as of March 31, 2015, by and among Willbros Group, Inc., as borrower, certain subsidiary guarantors party thereto, the Lenders party thereto, KKR Credit Advisors (US) LLC, as arranger, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to our current report on Form 8-K dated March 31, 2015, filed April 3, 2015).

10.10
Second Amendment to Credit Agreement dated as of September 28, 2015, by and among Willbros Group, Inc., as borrower, certain subsidiary guarantors party thereto, the Lenders party thereto, KKR Credit Advisors (US) LLC, as arranger, and JPMorgan Chase Bank, N.A. as administrative agent (filed as Exhibit 10.1 to our current report on Form 8-K dated September 28, 2015, filed October 2, 2015).

10.11
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

10.12
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

10.13
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

10.14
Sixth Amendment to Credit Agreement dated as of November 6, 2017, by and among Willbros Group, Inc., as borrower, certain subsidiary guarantors party thereto, the Lender party thereto, KKR Credit Advisors (US) LLC, as arranger, and Cortland Capital Market Services LLC, as administrative agent (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2017, filed November 9, 2017).

10.15	Seventh Amendment to Credit Agreement dated as of March 27, 2018 (filed as Exhibit 10 to our current report on Form 8-K dated March 27, 2018, filed March 29, 2018).
10.16	Forbearance Agreement to Credit Agreement dated as of March 27, 2018 (filed as Exhibit 10.2 to our current report on Form 8-K dated March 26, 2018, filed March 28, 2018).
10.17*	Form of Indemnification Agreement between our directors and officers and us (filed as Exhibit 10 to our report on Form 10-Q for the quarter ended June 30, 2009, filed August 6, 2009).
10.18*	Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan (filed as Exhibit 10.19 to our report on Form 10-K for the year ended December 31, 2007, filed February 29, 2008).
10.19*
Amendment Number 1 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated March 27, 2008 (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2008).

10.20*
Amendment Number 2 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated January 8, 2010 (filed as Exhibit 10.28 to our report on Form 10-K for the year ended December 31, 2009, filed March 11, 2010).

10.21*
Amendment Number 3 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated August 25, 2010 (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended September 30, 2010, filed November 9, 2010).

10.22*
Amendment Number 4 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated March 22, 2012 (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated April 20, 2012).

10.23*
Amendment Number 5 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated May 14, 2012 (filed as Exhibit 99 to our current report on Form 8-K dated May 14, 2012, filed May 14, 2012).

10.24*
Amendment Number 6 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated August 23, 2012 (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012).

10.25*
Amendment Number 7 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated March 20, 2014 (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated April 15, 2014).

10.26*	Amendment Number 8 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated November 5, 2015 (filed as Exhibit 10.37 to the 2015 Form 10-K).
10.27*
Assumption and General Amendment of Employee Stock Plan and Directors’ Stock Plans and General Amendment of Employee Benefit Programs of Willbros Group, Inc. dated March 3, 2009, between Willbros Group, Inc., a Republic of Panama corporation, and Willbros Group, Inc., a Delaware corporation (filed as Exhibit 10.2 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

10.28*	Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2010).
10.29*
Amendment Number 1 to Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan dated March 22, 2012 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 20, 2012).

10.30*
Amendment Number 2 to Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan dated April 4, 2014 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 15, 2014).

10.31*
Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.3 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.32*
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

10.37*	Willbros Group, Inc. 2017 Stock and Incentive Compensation Plan (filed as Exhibit C to our Proxy Statement for the Annual Meeting of Stockholders dated April 27, 2017).
10.38*	Form of Restricted Stock Award Agreement (time-based employees) under the 2017 Stock Plan (filed as Exhibit 10.1 to the Company’s current report on Form 8-K dated June 1, 2017, filed June 1, 2017).
10.39*	Form of Restricted Stock Award Agreement (non-employee directors) under the 2017 Stock Plan (filed as Exhibit 10.2 to the Company’s current report on Form 8-K dated June 1, 2017, filed June 1, 2017).
10.40*
Form of Restricted Stock Units Award Agreement (time-based employees) under the 2017 Stock Plan (filed as Exhibit 10.3 to the Company’s current report on Form 8-K dated June 1, 2017, filed June 1, 2017).

10.41*
Form of Restricted Stock Units Award Agreement (performance-based employees) under the 2017 Stock Plan (filed as Exhibit 10.4 to the Company’s current report on Form 8-K dated June 1, 2017, filed June 1, 2017).

10.42*	Willbros Group, Inc. 2010 Management Severance Plan for Executives (filed as Exhibit 10.40 to our report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011).
10.43*	Willbros Group, Inc. Management Severance Plan for Executives - Canada (filed as Exhibit 10.49 to our report on Form 10-K for the year ended December 31, 2014, filed March 31, 2015).

10.44*	First Amendment to Willbros Group, Inc. Management Severance Plan for Executives - Canada dated November 5, 2015 (filed as Exhibit 10.50 to the 2015 Form 10-K).
10.45*	Waiver letter dated November 5, 2015, between Willbros Group, Inc. and Michael J. Fournier (filed as Exhibit 10.51 to the 2015 Form 10-K).
10.46*	Willbros Group, Inc. 2010 Management Severance Plan for Senior Management (filed as Exhibit 10.61 to the 2015 Form 10-K).
10.47*	Willbros Group, Inc. Management Severance Plan for Senior Management - Canada (filed as Exhibit 10.52 to the 2015 Form 10-K).
10.48*	Amended and Restated Management Incentive Compensation Program (Effective May 23, 2011) (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2011, filed August 2, 2011).
10.49
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

WILLBROS GROUP, INC.

Date: March 29, 2018	By:	/s/ Michael J. Fournier
Michael J. Fournier
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael J. Fournier	Director, President and	March 29, 2018
Michael J. Fournier	Chief Executive Officer
(Principal Executive Officer)

/s/ Jeffrey B. Kappel	Senior Vice President and	March 29, 2018
Jeffrey B. Kappel	Chief Financial Officer
(Principal Financial Officer)

/s/ S. Brett Luz	Vice President and	March 29, 2018
S. Brett Luz	Chief Accounting Officer
(Principal Accounting Officer)

/s/ S. Miller Williams	Director and	March 29, 2018
S. Miller Williams	Chairman of the Board

/s/ W. Gary Gates	Director	March 29, 2018
W. Gary Gates

/s/ Michael C. Lebens	Director	March 29, 2018
Michael C. Lebens

/s/ Daniel E. Lonergan	Director	March 29, 2018
Daniel E. Lonergan

/s/ Phil D. Wedemeyer	Director	March 29, 2018
Phil D. Wedemeyer

WILLBROS GROUP, INC.
SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Year Ended	Description	Balance at Beginning of Year	Charged (Credited) to Costs and Expense	Charge Offs and Other	Balance at End of Year
December 31, 2015	Allowance for Bad Debts	$2,723	$2,945	$(1,186)	$4,482
December 31, 2015	Deferred Tax Valuation Allowance	80,794	(22,359)	—	58,435
December 31, 2016	Allowance for Bad Debts	$4,482	$284	$(2,803)	$1,963
December 31, 2016	Deferred Tax Valuation Allowance	58,435	10,869	—	69,304
December 31, 2017	Allowance for Bad Debts	$1,963	$887	$(54)	$2,796
December 31, 2017	Deferred Tax Valuation Allowance	69,304	(1,301)	—	68,003