Form 10-K/A
period 2017-12-31
Willbros Group, Inc.\NEW\
filed 2018-04-30
CIK 1449732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.05 Par Value

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T during the preceding 12 months (or such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

WILLBROS GROUP, INC.

FORM 10-K/A

YEAR ENDED DECEMBER 31, 2017

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (the “Amendment”) amends Part III, Items 10 through 14, of the previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2017, originally filed on March 30, 2018 (the “Original Filing”) by Willbros Group, Inc. (“Willbros,” “WGI,” “we,” “us,” “our” or the “Company”). We are filing this Amendment to include information previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement that involves the election of directors, provided that the definitive proxy statement is filed with the Securities and Exchange Commission (“SEC”) within 120 days after the end of the fiscal year. Due to the Company’s previously announced and pending merger with Primoris Services Corporation (“Primoris”), the Company does not anticipate that a definitive proxy statement that involves the election of directors will be filed within 120 days of the end of the Company’s fiscal year. Accordingly, Part III of the Original Filing is hereby amended as set forth below.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits under Item 15 of Part IV to this Amendment. Accordingly, Item 15 of the Original Filing is also hereby amended as set forth below.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Filing. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to the Company after the Original Filing, and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC subsequent to the filing of the Original Filing.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Our Certificate of Incorporation provides that the Board of Directors shall consist of not less than three or more than 12 directors, as determined from time to time by resolution of the Board of Directors. The number of directors is currently fixed at six. The Board of Directors is divided into three nearly equal classes: Class I directors, Class II directors and Class III directors. The terms of the current Class I directors (Messrs. Fournier and Lebens) and Class III directors (Messrs. Gates and Lonergan) will expire in June 2018, and the term of the current Class II directors (Messrs. Wedemeyer and Williams) will expire in June 2019.

In connection with our acquisition of InfrastruX Group, Inc., we entered into a Stockholder Agreement dated March 11, 2010 (as amended and restated, the “Stockholder Agreement”) with InfrastruX Holdings, LLC (“InfrastruX”). Pursuant to the Stockholder Agreement, Michael C. Lebens and Daniel E. Lonergan serve on the Board of Directors as designees of InfrastruX. For a more complete discussion of the Stockholder Agreement, see the caption “Certain Relationships and Related Transactions – Stockholder Agreement” under Item 13 below.

The following information, including principal occupation or employment for the past five or more years and a summary of each individual’s experience, qualifications, attributes or skills that have led to the conclusion that each individual should serve as a director in light of our current business and structure, is furnished with respect to each of the members of the Board of Directors.

Each of our directors possesses a combination of attributes that qualifies him for service on the Board of Directors. The directors were specifically recruited for these attributes, which include domestic and international business experience specifically related to the industries in which we operate, knowledge based on specialized education or training such as engineering, accounting and finance, and senior executive management experience that demonstrates leadership qualities and a practical understanding of organizations, processes, business strategies, risk management and how to drive change and growth.

Class I Directors

(Terms Expiring June 2018)

Michael J. Fournier, age 55, has been Chief Executive Officer and a Director of the Company since December 2015, President of the Company since October 2014 and Chief Operating Officer of the Company since July 2014. He joined Willbros in August 2011 as Chief Operating Officer of Canada operations and served as President of Canada operations from September 2012 to July 2014. Prior to joining Willbros, he filled successive roles starting as an Operations Manager and finishing as President of Aecon Lockerbie Construction Group, Inc., a construction and infrastructure development company, and its predecessor entities from 2005 to 2011. Mr. Fournier has more than 30 years of experience in the engineering and construction service industries. Mr. Fournier started his career in the Offshore Gulf Coast pipeline construction and platform fabrication sector, relocating to Canada in the early 90’s. Much of his career since then has been spent in the Canadian Oil, Gas and Petrochemical sector where he has held a succession of project management and executive management roles with heavy industrial construction firms culminating in business unit president roles. He has served on the Board of Directors for Construction Labour Relations - Alberta and on the Management Board of the Natural Sciences and Engineering Research Council of Canada (“NSERC”) Chair in Construction Management for the University of Alberta. He currently is a Director on the Board of the Progressive Contractors Association of Canada. Mr. Fournier graduated from the University of Alberta with a Bachelor of Science in Mechanical Engineering and is registered with the Association of Professional Engineers, Geologists and Geophysicists of Alberta.

As our President and Chief Executive Officer, Mr. Fournier provides a management representative on the Board of Directors with extensive knowledge of our day-to-day operations. As a result, he can facilitate the Board of Directors’ access to timely and relevant information and its oversight of management’s strategy, planning and performance. His direct participation in the engineering and construction service industries for more than 30 years makes him well suited to serve on the Board of Directors. His industry knowledge and executive leadership skills allow him to be a valuable contributor to the Board.

Michael C. Lebens, age 66, was elected to the Board of Directors in May 2011. Mr. Lebens is a member of the Board of Stakeholders of Tenaska Energy, Inc., an independent energy company, and retired as President and Chief Executive Officer of Tenaska’s Engineering and Operations Group on August 1, 2012. During his tenure with Tenaska, Mr. Lebens had oversight responsibility for engineering, construction, operations and asset management for a portfolio of approximately 10,800 megawatts of power generating assets. He joined Tenaska in 1987 as project manager for a power plant being constructed in Texas. Between 1990 and 2012, Mr. Lebens directed project management and operations for all of Tenaska’s power generating projects. Mr. Lebens has more than 36 years of management experience in the energy industry, including the development, design and construction of major power generation facilities and other energy related projects. Before joining Tenaska, Mr. Lebens held positions with InterNorth, Inc., Gibbs and Hill, and Burns and McDonnell. Mr. Lebens earned his B.S. and M.S. degrees in Mechanical Engineering from the University of Nebraska.

Mr. Lebens’ extensive knowledge of the energy and power industries provides considerable insight to our Board of Directors with respect to our Utility Transmission & Distribution segment. His strong engineering background allows him to contribute significantly to our Board of Directors on matters related to our engineering operations within our Utility Transmission & Distribution segment.

Class III Directors

(Terms Expiring June 2018)

W. Gary Gates, age 67, was elected to the Board of Directors in February 2017. Mr. Gates was President and Chief Executive Officer of Omaha Public Power District from January 2004 to May 2015, when he retired. Omaha Public Power District is a public utility engaged in the generation, transmission and distribution of electric power and energy and other related activities. From November 1992 to January 2004, he served as Vice President with responsibility for Omaha Public Power District’s nuclear organization. Mr. Gates began his career at Omaha Public Power District in 1972 and served in a variety of positions in the organization, including reactor engineer, Supervisor of Operations and then Manager at the organization’s Fort Calhoun nuclear station, Executive Assistant to the President and Division Manager of Nuclear Operations. He currently serves as a director of Mutual of Omaha Insurance Company, a privately-held mutual insurance company, where he serves as Lead Director and as Chair of the Governance Committee. Over the years, he has served on various utility trade associations. Mr. Gates received a bachelor’s degree in Engineering Science from Iowa State University, a master’s degree in Industrial Engineering from the University of Nebraska, and an M.B.A. from Creighton University.

Mr. Gates has more than 40 years of experience in the utility and power industries and provides our Board of Directors with extensive expertise with respect to our Utility Transmission & Distribution segment. In addition, he has had extensive experience with energy construction projects gained during his service with Omaha Public Power District that he is able to contribute to our Board of Directors. His in-depth management, leadership as a Chief Executive Officer and corporate governance experience enables him to contribute his knowledge and insight to our Board of Directors with respect to the utility and power industries, strategic and operational planning, corporate governance and various oversight matters, including risk management.

Daniel E. Lonergan, age 61, was elected to the Board of Directors in July 2010. Mr. Lonergan is the Chief Executive Officer, a Senior Managing Director and a founding member of Tenaska Capital Management, LLC and has more than 30 years of experience in the energy and power industries in strategic planning, mergers, acquisitions, business development, finance, financial reporting and administration. Tenaska Capital Management manages power and energy-focused private equity investments and has executed over $6.5 billion of energy investments. Mr. Lonergan joined Tenaska in 1997 as Vice President of Tenaska’s finance division. Mr. Lonergan serves on the Investment Committee of Tenaska Capital Management and the Board of Stakeholders of Tenaska Energy, Inc., an independent energy company. He is also Chief Executive Officer and Senior Managing Director of Tenaska’s Strategic Development & Acquisitions Group, which pursues value-driven opportunities in today’s energy markets. Prior to joining Tenaska, Mr. Lonergan held a variety of executive positions in the energy sector, including Vice President of Finance for the non-regulated businesses of MidAmerican Energy Company, where he was responsible for all finance, accounting, planning and administrative functions; and a variety of other financial management positions with Iowa-Illinois Gas and Electric. Mr. Lonergan earned both his undergraduate and M.B.A. degrees from the University of Iowa.

Mr. Lonergan’s extensive knowledge of the energy and power industries provides a considerable contribution to our Board of Directors. His experience in mergers and acquisitions, finance and business development also enable him to make significant contributions with respect to strategic and operational planning. His experience in finance and accounting positions provides the necessary financial reporting and accounting expertise to serve as a member of the Audit Committee of the Board of Directors and to be considered one of our audit committee financial experts as defined by the SEC.

Class II Directors

(Terms Expiring June 2019)

Phil D. Wedemeyer, age 68, was elected to the Board of Directors in April 2015. In July 2011, Mr. Wedemeyer retired as a partner from Grant Thornton LLP, an international accounting firm, where he had served since August 2007. From May 2003 to July 2007, Mr. Wedemeyer served in various capacities with the Public Company Accounting Oversight Board (“PCAOB”), including serving as the Director, Office of Research and Analysis, from August 2005 to July 2007 and as a Deputy Director, Division of Registration and Inspection, from March 2004 to August 2005. Prior to his service with the PCAOB, Mr. Wedemeyer spent more than 31 years at Arthur Andersen SC, an international accounting firm, including 22 years as a partner. Mr. Wedemeyer currently serves as a director of publicly-traded Ensco, plc, a global offshore drilling contractor, and Trinity Steel Fabricators, a privately-held fabricator of steel structures and vessels. Until May 2017, he was a member of the Deloitte Audit Quality Advisory Council and is a licensed Certified Public Accountant. He previously served as a director and audit committee chair of Atwood Oceanics, Inc. (acquired by Ensco plc in October 2017), and as a director of Powell Industries, Inc., Horizon Offshore, Inc. and HMS Income Fund, Inc.

Mr. Wedemeyer’s more than 35 years of public accounting firm experience and service with the PCAOB and the Auditing Standards Board of the AICPA provide the Board with extensive accounting and financial expertise. His in-depth knowledge of accounting rules and regulation, including expertise in SEC filings and international audit standards, as well as service on other publicly-traded company boards, including on audit and compliance committees, make him a valuable contributor of financial, accounting, audit, and risk management expertise to the Board. Mr. Wedemeyer qualifies as an audit committee financial expert as defined by the SEC, and has the necessary accounting expertise to serve as the Chairman of the Audit Committee of the Board of Directors.

S. Miller Williams, age 66, was elected to the Board of Directors in May 2004 and was appointed non-executive Chairman of the Board effective December 1, 2015. He served as Lead Independent Director of the Board from August 2014 to December 2015. From April 2011 to August 2013, he was Chief Operating Officer and Chief Financial Officer of LinkBermuda Ltd, a telecommunications services company based in Bermuda. He has been Managing Director of Willvest, an investment and corporate development advisory firm, since 2004. He was Executive Vice President of Strategic Development of Vartec Telecom, Inc., an international consumer telecommunications services company, from August 2002 until May 2004, and was appointed Chief Financial Officer of Vartec in November 2003. From 2000 to August 2003, Mr. Williams was Executive Chairman of the Board of PowerTel, Inc., a public company that provided telecommunications services in Australia. From 1991 to 2002, he served in various executive positions with Williams Communications Group, a subsidiary of The Williams Companies that provided global network and broadband media services, where his last position was Senior Vice President - Corporate Development, General Manager – International and Chairman of WCG Ventures, the company’s venture capital fund.

Mr. Williams’ prior service in corporate development positions and as executive chairman of a public company and a member of the boards of directors of businesses in the telecommunications industry enables him to contribute significantly to our Board of Directors with respect to strategic planning, acquisitions and various oversight matters, including enterprise risk management. His experience in accounting and finance positions, including prior service as a chief financial officer of a company with approximately $1.0 billion in revenues, provides the necessary financial reporting and accounting expertise to augment his role as non-executive Chairman of the Board.

Executive Officers

Information regarding our executive officers is included in Part I of the Original Filing and is incorporated by reference herein.

Audit Committee

The Board of Directors has an Audit Committee. The Audit Committee is currently composed of Messrs. Wedemeyer (Chairman), Gates and Lonergan. Each of the current members of the Audit Committee qualifies as an “independent” director under the current listing standards of the New York Stock Exchange. The Board of Directors has determined that it has three audit committee financial experts serving on the Audit Committee, Messrs. Gates, Lonergan and Wedemeyer. The Audit Committee has a written charter, which is available on our website at http://www.willbros.com under the “Corporate Governance” caption on the Investor Relations page. We have in place and circulated a “whistleblower policy” entitled, “Procedure of the Audit Committee of the Board of Directors on Reporting and Investigating Complaints with Regard to Possible Accounting Irregularities.” The Audit Committee appoints the independent registered public accounting firm that serves each year as the independent auditor of our financial statements and performs services related to the completion of such audit. The Audit Committee also has the responsibility for:

•	reviewing the scope and results of the audit with the independent auditor;

•	reviewing with management and the independent auditor our interim and year-end financial condition and results of operations;

•	considering the adequacy of our internal accounting, bookkeeping, and other control procedures; and

•	reviewing and pre-approving any non-audit services and special engagements to be performed by the independent auditor and considering the effect of such performance on the auditor’s independence.

The Audit Committee also generally reviews and approves the terms of material transactions and arrangements, if any, between us and our directors, officers and affiliates.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10 percent of our common stock, to report their initial ownership of the common stock and any subsequent changes in that ownership to the Securities and Exchange Commission and the New York Stock Exchange, and to furnish us with a copy of each such report. The Securities and Exchange Commission regulations impose specific due dates for such reports, and we are required to disclose in this proxy statement any failure to file by these dates during and with respect to fiscal 2017.

Based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during and with respect to fiscal 2017, all Section 16(a) filing requirements applicable to our officers, directors and more than 10 percent stockholders were complied with to our knowledge, except that, due to administrative errors, (i) Van A. Welch filed one report one day late, covering one transaction, (ii) Johnny M. Priest filed one report one day late, covering one transaction, (iii) Harry W. New filed one report one day late, covering one transaction, (iv) Jeremy R. Kinch filed one report one day late, covering one transaction, (v) Michael J. Fournier filed one report one day late, covering one transaction, and (vi) Linnie A. Freeman filed one report one day late, covering one transaction.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Summary

The following Compensation Discussion and Analysis provides information related to the 2017 compensation of our executive officers identified in the Summary Compensation Table, who we refer to as our “Named Executive Officers,” “Named Executives” or “NEOs.” We also refer to Michael J. Fournier, Jeffrey B. Kappel and Linnie A. Freeman as our “Corporate Executives,” and Johnny M. Priest and Harry W. New as our “Segment Presidents.”

Overview

After considering our 2017 shareholder returns, our 2015-2017 shareholder returns under our long-term incentive awards and our recent financial performance, which resulted in no payouts to the NEOs under our performance-based incentive program, we believe that our compensation program is aligned with the interests of our stockholders.

In 2017, the Compensation Committee of the Board of Directors, or “Committee” for purposes of this discussion, made a number of decisions in an effort to further align executive pay with our recent performance:

•	The percentage of the long-term incentive, or “LTI,” award that is performance-based was increased significantly from 2016 levels. In 2016, 50 percent of the LTI award to Corporate Executives and 40 percent of the LTI award to Segment Presidents was performance-based. In 2017, 75 percent of the LTI award to the Corporate Executives and to Mr. Priest was performance-based, and 60 percent of the LTI award to Mr. New was performance-based.

•	For the third consecutive year, LTI awards were significantly curtailed in light of our low prevailing stock price and the unacceptable level of stockholder dilution that would have resulted if LTI awards had been granted at comparable value levels to years prior to 2015.

•	In connection with his promotion to CEO on December 1, 2015, Mr. Fournier received an increase in his base salary from $475,000 to $613,000. However, Mr. Fournier waived the payment of his base salary increase and continued to receive a base salary of $475,000 through May 31, 2017. Even after accepting his base salary increase 18 months after it was approved, Mr. Fournier’s base salary remains well below the salaries of his two predecessors.

•	In connection with his promotion to Chief Financial Officer on August 30, 2017, Mr. Kappel received a base salary of $300,000, significantly below that of his predecessor. In addition, Mr. Kappel received an initial LTI award of 32,500 shares, 30,000 of which represented performance-based RSUs at target and 2,500 of which represented service-based restricted stock.

•	In recognition of the recent sale of several business units, the Committee made several changes to the composition of our compensation peer group to reflect our smaller size.

Compensation Highlights

In recent years, the Committee has continued to focus on strengthening the link between executive pay and our performance. The following is a summary of compensation best practices employed by us:

Best Practice Considerations	Our Practice
Ratio of performance-based LTI compensation to total LTI compensation	75 percent of the 2017 LTI awards granted to the Corporate Executives and to Mr. Priest were performance-based, and 60 percent of the 2017 LTI award granted to Mr. New was performance-based

Rigor of performance goals	Our 2017 performance-based LTI awards measure stockholder returns both in relation to our peers and on an absolute basis over a three-year performance period (2017-2019) and require strong performance to earn a target payout

Double trigger change of control severance in our severance plans	All change of control severance provisions in our severance plans for our Named Executives provide for a double trigger, which requires a change of control and the involuntary termination of the executive’s employment or resignation for “good reason” in order for severance compensation to be paid

No excessive perquisites or excise tax gross-ups	We provide limited perquisites and do not provide any tax gross-ups to our Named Executives

No egregious pension/supplemental executive retirement plan or additional medical coverage	We do not provide a defined benefit pension plan or excess plan, a supplemental executive retirement plan, additional medical coverage or post-retirement health benefits for highly compensated employees

No executives using Willbros stock in hedging or pledging activities	All of our directors, Named Executives and other key employees are prohibited by Company policy from (1) using Willbros stock in hedging arrangements and (2) holding Willbros stock in a margin account or otherwise pledging Willbros stock

Clawback policy	We have a formal clawback policy in place

Stock Ownership and Retention Policy	Our Stock Ownership and Retention Policy requires our executive officers and directors to retain a number of shares equal to substantially all of the after-tax value of their recent awards

Stockholder Engagement and Committee Consideration of the 2017 Say-on-Pay Vote on Executive Compensation for 2016

Each year, we take into account the result of the say-on-pay advisory vote cast by our stockholders on our executive compensation. At our 2017 Annual Meeting, we achieved a significant improvement in support, with approval votes increasing from approximately 81 percent at the 2016 Annual Meeting to over 98 percent at the 2017 Annual Meeting. In addition, over the past year we have engaged with many of our stockholders to solicit their input on a range of topics, including executive compensation. The Committee determined that, based on such discussions and given the increasing level of support, no substantive changes to our executive compensation policies for 2017 were necessary. If our merger with Primoris is not completed, we intend to continue such dialogue with our stockholders, and the Committee intends to continue to make its executive compensation decisions, as it has in the past, by focusing on performance-based compensation, gauging competitive practices and authorizing compensation that is within the range of what is deemed to be competitive and appropriate in our industry while taking into account our recent operating performance and financial condition.

Role of the Compensation Committee

The Committee has responsibility for discharging the Board’s responsibilities with respect to compensation of our executives. In particular, the Committee:

•	Reviews and approves corporate goals and objectives relevant to CEO compensation on an annual basis;

•	Evaluates the CEO’s performance in light of those goals and objectives;

•	Determines and approves the CEO’s compensation based on this evaluation;

•	Approves non-CEO executive compensation;

•	Approves and administers incentive compensation plans and equity-based plans; and

•	Monitors compliance of directors and executive officers with our Stock Ownership and Retention Policy.

Pursuant to its charter, the Committee has the sole authority to retain and terminate compensation consultants and internal and external legal, accounting and other advisors, including sole authority to approve the advisors’ fees and other engagement terms.

Role of the CEO in Compensation Decisions

The CEO periodically reviews the performance of each of the Named Executives, excluding himself, develops preliminary recommendations regarding salary adjustments and annual and long-term award amounts, and provides these recommendations to the Committee. The Committee can exercise its discretion in modifying any recommendation and makes the final decisions.

Role of the Compensation Consultant

The Committee has retained Mercer (US) Inc. to serve as its independent consultant, and in its role Mercer:

•	Provides executive and director compensation consulting services to the Committee;

•	Attends Committee meetings;

•	Reports directly to the Committee on matters relating to compensation for our Named Executives;

•	Participates in executive sessions of the Committee without Named Executives present; and

•	Provides advice and analysis to the Committee on design and level of executive and director compensation.

In connection with its services to the Committee, Mercer works with executive management and our Corporate Human Resources group to formalize proposals for the Committee.

The Committee has assessed the independence of Mercer pursuant to SEC and New York Stock Exchange rules and concluded that Mercer’s work for the Committee does not raise any conflict of interest.

Compensation Philosophy and Objectives

As a provider of construction, maintenance and facilities development services to the oil and gas and power industries, our long-term success has depended on our ability to attract, motivate and retain highly talented individuals at all levels of the organization in order to develop and expand our businesses and execute our business strategies.

The Committee has based its executive compensation decisions on the same objectives that guide us in establishing all of our compensation programs:

•	Compensation should be based on the level of job responsibility, individual performance and Company performance. As employees progress to higher levels in the organization and are more able to affect our results, an increasing proportion of their pay should be linked to the Company’s and/or segment’s overall performance and to stockholder returns.

•	Compensation should reflect the value of the job in the marketplace. To attract and retain a highly skilled work force, we must remain competitive with the compensation of other premier employers who compete with us for talent.

•	Compensation should incentivize and reward annual and long-term performance. Our programs should deliver compensation in the top tier when our employees and our Company perform accordingly; likewise, where individual performance falls short of expectations and/or our performance lags the industry, the programs should deliver lower-tier compensation.

•	Our objectives of pay for performance and retention must be balanced. Compensation should promote retention of high-performing executives while aligning the interests of our executives with those of our stockholders. Even in periods of downturns in our performance, the programs should continue to ensure that successful, high-achieving employees will remain motivated and committed to us.

•	Compensation should foster the long-term focus required for success in our industry.

Setting Executive Compensation

A significant percentage of total compensation is allocated to incentives as a result of the philosophy mentioned above. There is no pre-established policy or target for the allocation between either cash and equity or annual and long-term incentive compensation. Rather, the Committee reviews competitive information provided by Mercer and management’s recommendations to determine the appropriate level and mix of incentive compensation.

For Named Executives, the Committee generally targets total direct compensation, consisting of base salary, the target annual incentive award and the annual long-term incentive grants, at a level which is designed to be competitive with compensation paid to similarly situated executives of companies comprising a peer group of publicly traded companies that have financial and operating characteristics and service markets similar to ours.

With the assistance of Mercer, the Committee reviews the composition of the peer group periodically to ensure the companies are relevant for comparative purposes. For purposes of setting 2017 compensation, the peer group consisted of the following 13 companies in the construction and engineering, oil and gas equipment and services, electrical transmission and distribution services and environmental and facilities services industries (the “2017 Peer Group”):

Aegion Corporation	Northwest Pipe Company
Comfort Systems USA	Orion Group Holdings, Inc.
Granite Construction	Sterling Construction Company
Great Lakes Dredge & Dock	Team Inc.
Layne Christensen	Tetra Tech, Inc.
Matrix Service Company	TRC Companies, Inc.*
MYR Group

*	TRC Companies, Inc. was included in the 2017 Peer Group until it was taken private in June 2017.

In selecting the 2017 Peer Group, the Committee considered various peer selection criteria, including: industries in which the company operates, company size (with specific focus on revenue), markets served, market value, market value to revenue ratio, and total assets. In addition, the Committee considered the competitive market for executive talent and gave special consideration to those companies from which we may recruit talent or to which we may lose talent.

2017 Executive Compensation Components

For the fiscal year ended December 31, 2017, the principal components of compensation for our Named Executives were:

•	Base salary;

•	Annual cash incentive awards;

•	Long-term incentive compensation; and

•	Benefits and perquisites.

The chart below illustrates how our compensation design supports our compensation objectives:

Compensation Element	Compensation Objectives	Key Features
Base Salary	• Attract and retain executives by providing a stable income at a level that is consistent with the market and that compensates Named Executives for the day-to-day execution of their primary duties	• Reviewed annually to ensure our compensation is competitive • Salary adjustments based on performance and the market

Annual Cash Incentives

•   Link pay to performance by directly tying bonuses to our business objectives

•   Align management with stockholders’ interests by rewarding achievement of annual performance goals

•   Reinforce corporate values through shared performance objectives

•   Any potential payout contingent on achieving a minimum level of Adjusted EBITDA for Corporate Executives and Operating Income for Segment Presidents

•   Target bonus levels were established at 50 percent of base salary for all NEOs, including the CEO

Long-term Incentives

•   Motivate performance by providing an opportunity for executives to share in long-term value creation

•   Link pay to performance and align management with stockholders’ interests by directly tying performance-based payouts to performance of our stock on both an absolute basis and relative to our peers

•   Provide a retentive element through the award of service-based restricted stock

•   Three quarters of the 2017 total LTI grant to Corporate Executives and Mr. Priest and 60 percent of the total 2017 grant to Mr. New tied to performance

•   Performance-based awards measure absolute and relative stock price performance over three years

•   Service-based awards generally vest over a period of three or four years

Benefits and Perquisites	• Attract and retain individuals by offering market competitive benefits and perquisites	• Reviewed periodically to ensure they are competitive with the market • Minimal amount of perquisites provided

Following is a discussion of the Committee’s considerations in establishing each of the compensation components for the current NEOs.

Base Salary

The level of base salary paid is determined on the basis of performance, experience, job responsibility and such other factors as may be appropriately considered by the Committee. Each year, the Committee reviews the base salaries of the Named Executives and considers salary adjustments based on individual performance, our overall financial results, competitive position relative to the marketplace, duration of time since the last salary increase and industry merit practices. The Committee uses the independent consultant report with respect to the marketplace in general and the base salaries of executives within the 2017 Peer Group, including amounts budgeted for merit increases within our industry, in order to establish base salaries which are competitive in the marketplace.

Mr. Fournier was promoted to the position of Chief Executive Officer effective December 1, 2015 and maintained his previous duties as President and Chief Operating Officer. As part of his promotion, Mr. Fournier’s base salary was increased from $475,000 to $613,000, effective December 1, 2015. However, Mr. Fournier elected to waive the payment of the increase in his base salary for an 18-month period ending May 31, 2017. Mr. Kappel was promoted to the position of Senior Vice President and Chief Financial Officer on August 30, 2017. As part of his promotion, Mr. Kappel’s base salary was increased from $221,000 to $300,000, effective August 30, 2017. Ms. Freeman was promoted to the position of Senior Vice President and General Counsel, effective April 1, 2016. On the first anniversary of her promotion, the Committee approved an increase in her base salary from $325,000 to $350,000. In light of our disappointing performance in 2016 and as part of our efforts to control our overhead expenses, the base salaries of the other Named Executives were not increased in 2017. The following table shows the base salaries for each of the Named Executives as of December 31, 2016 and 2017 and the percentage change in base salary, if any:

NEO	Base Salary 12/31/16		Base Salary 12/31/17		Percentage Change
Michael Fournier	$613,000	*	$613,000	*	0%
Jeffrey Kappel	$221,000		$300,000		35.8%
Johnny Priest	$430,000		$430,000		0%
Linnie Freeman	$325,000		$350,000		7.7%
Harry New	$320,000		$320,000		0%

*	The amount of $555,500 shown in the Summary Compensation Table as salary for Mr. Fournier in 2017 represents an annual salary of $475,000 for the first five months of the year and an annual salary of $613,000 for the remainder of the year. The amount of $475,000 shown in the Summary Compensation Table as salary for Mr. Fournier in 2016 represents the amount actually paid to Mr. Fournier in 2016 due to his election to waive the increase in his base salary that the Committee approved in December 2015.

Annual Incentive Compensation

Management Incentive Compensation (“MIC”) Program. Annual cash incentive awards for key employees are determined in accordance with our MIC Program, in which each of our Named Executives participates. The award opportunity established for the 2017 MIC Program for our NEOs, as a percent of base salary, was as follows:

NEO	Threshold	Target	Maximum
Michael Fournier	0%	50%	200%
Jeffrey Kappel	0%	50%	150%
Johnny Priest	0%	50%	150%
Linnie Freeman	0%	50%	120%
Harry New	0%	50%	150%

Under the MIC Program, financial and operational performance measures are comprised of threshold, target and maximum performance levels. Payouts begin for performance above the threshold level for financial or operational measures. No amount is paid on an MIC Program award for performance at or below the threshold performance level of a financial or operational measure component. The Committee believed that improved financial performance was critical to our future success. Accordingly, for 2017, the Committee chose to use Adjusted EBITDA as the sole performance measure for our MIC Program for the Corporate Executives and Operating Income as the sole performance measure for our MIC Program for the Segment Presidents. Adjusted EBITDA is defined as income (loss) from continuing operations before interest expense, income tax expense (benefit) and depreciation and amortization (adjusted for certain unusual items) and is an important measure for comparing normalized operating results with corresponding historical periods and with the operational performance of other companies in our industry. Operating Income is an important measure of our operating profit before interest and taxes and is defined as contract income (loss) minus amortization of intangibles, general and administrative expenses and other charges.

When determining performance ranges for each goal, the Committee first considered our 2016 performance and the 2017 budget approved by our Board of Directors. The Committee then focused discussions on the appropriate balance between our ability to achieve various performance levels and the appropriate amount of stretch performance to build into each goal and established challenging goals for 2017.

The specific 2017 Adjusted EBITDA performance measure at the Corporate level was as follows ($ in millions):

Performance Measure	Threshold	Target	Maximum
Adjusted EBITDA	$37.08	$41.2	$55.56

The Company’s actual Adjusted EBITDA for 2017 was $(70.9) million.

In 2017, the Committee also authorized Operating Income performance measures at the segment level for the Segment Presidents. Segment level targets were authorized for Mr. Priest, who served as President of our Utility T&D segment and Mr. New, who served as President of our Oil & Gas segment.

The MIC Program award pool for the Corporate Executives is funded out of a percentage of Adjusted EBITDA in excess of a threshold amount ($37.08 million in 2017) and for the Segment Presidents is funded out of a percentage of consolidated Operating Income in excess of a threshold amount ($18.1 million in 2017). If Adjusted EBITDA or consolidated Operating Income falls below these levels for the performance year, bonuses are not paid to the Corporate Executives in the case of Adjusted EBITDA, or to the Segment Presidents in the case of Operating Income. Adjusted EBITDA for 2017 was $(70.9) million, which was below the threshold level. Operating Income for 2017 was $(91.3) million which was also below the threshold level. Accordingly, no bonuses were paid to the NEOs in respect of the 2017 MIC Program, as shown in the following table.

Name	Threshold Bonus Opportunity	Target Bonus Opportunity	Maximum Bonus Opportunity	Amount Paid
Michael Fournier	$0	$306,500	$1,226,000	$0
Jeffrey Kappel	$0	$150,000	$450,000	$0
Johnny Priest	$0	$215,000	$645,000	$0
Linnie Freeman	$0	$175,000	$420,000	$0
Harry New	$0	$160,000	$480,000	$0

Long-term Incentive Compensation

The Willbros Group, Inc. 2017 Stock and Incentive Compensation Plan (the “2017 Stock Plan”), permits the Committee to grant various long-term incentive awards, including stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares, performance units, and long-term cash-based awards to Named Executives and our key management employees.

Under the 2017 LTI award program:

•	75 percent of the total LTI award to the Corporate Executives and to Mr. Priest is performance-based and 25 percent is service-based.

•	60 percent of the total LTI award to Mr. New is performance-based and 40 percent is service-based.

•	The performance period for performance-based awards is three years, with any earned award paid in March of the calendar year following the end of the three-year performance period.

•	Any payouts for performance-based awards are determined solely by the Company’s relative and absolute TSR performance.

•	Service-based awards vest in equal increments on the anniversary date of the award over a period of four years.

2017 Long-term Incentive Awards. In 2017, the Committee granted equity awards in the form of service-based restricted stock and performance-based restricted stock units (“RSUs”), to our Named Executives. Performance-based RSU awards provide an opportunity for the award recipient to receive up to 200 percent of the target number of performance-based RSUs granted if performance is achieved at the maximum level. Performance-based RSUs are only earned if we attain specific TSR results. We measure both relative TSR against our peers and absolute TSR as interdependent measures in determining the performance level achieved and the number of performance-based awards earned. Including absolute TSR ensures that we are delivering value to our stockholders, not simply performing well against our peers. Our relative TSR may rank at the top of our peers; however, if we have not delivered value to our stockholders, awards will be limited. Under this performance evaluation structure, which we refer to as the TSR Performance Matrix, for the three-year period covering calendar 2017 through 2019, a maximum payout is achieved only if we finish the period ranked in the top two companies against our 2017 Peer Group and achieve annualized absolute stock price growth of at least 35 percent from the beginning price for the performance period, which was $3.03. Moreover, if our relative TSR performance places us among the top two companies against our 2017 Peer Group but our stock price does not grow over the performance period above the beginning price of $3.03, then payouts are capped at target.

The following table shows the number of service-based restricted shares and performance-based RSUs awarded in 2017 to each of the NEOs:

Name	Total Shares Awarded (at Target)	Service- Based Restricted Shares Awarded	Performance- Based RSUs Awarded (at Target)
Michael Fournier	250,000	62,500	187,500
Jeffrey Kappel	40,000	10,000	30,000
Johnny Priest	60,000	15,000	45,000
Linnie Freeman	60,000	15,000	45,000
Harry New	50,000	20,000	30,000

In light of our low prevailing stock price and the unacceptable level of stockholder dilution that would have resulted from LTI awards commensurate with the grant date value of awards in years prior to 2015, the latest year when the grant date fair value of our awards was generally commensurate with median grant value levels of our peers, the total number of shares of restricted stock and performance-based RSUs awarded to each of the NEOs in 2017 was significantly curtailed. In order to provide a meaningful long-term incentive opportunity, the Committee first determined the grant date fair value of the award that would be appropriate for each executive in light of peer group data and other factors. Then, in order to minimize dilution to our stockholders, the Committee assumed a stock price of $4.00 per share to compute share grants to our NEOs. This assumed stock price was significantly higher than the closing stock price of $2.47 per share on the June 1, 2017 grant date. This methodology resulted in grant date values of the 2017 LTI awards that were less than the value that the Committee would have awarded but for the dilution concerns.

2015 Performance-Based LTI Awards. The following tables show (i) the TSR Performance Matrix for the three-year period that ended December 31, 2017 and (ii) the target number of performance-based RSUs awarded to our NEOs in 2015, other than Mr. Kappel, Ms. Freeman and Mr. New, who did not receive an award of performance-based RSUs in 2015. As shown in the table, no performance-based RSU awards were earned as a result of performance over the 2015-2017 period.

Three-year Period Performance LTI Award – TSR Payout Matrix

Payout as a % of Target Award

Willbros Ranking

Against Peer Group

2015 Performance LTI Award – TSR Payout Matrix (Measuring 1/1/15 - 12/31/17 Performance)

Payout as a % of Target Award*

Notes: (1)	Absolute stock price reflects the 20-day average adjusted closing price as of the end of the 2015-2017 performance period. Stock price growth percentages reflect rounded ranges for reference purposes only
(2)	The maximum performance level for absolute stock price of $17.55 reflects a required 50% annualized growth in the stock price over the performance period from the beginning price of $5.20
*	Payout will be interpolated between the numerical TSR rankings and stock price ranges shown

Name	Number of Performance-based RSUs Awarded in 2015 (at Target)	Number of Performance- based RSUs Earned
Michael Fournier	25,000	0
Johnny Priest	25,000	0

Retirement and Other Benefits

We have a 401(k) defined contribution plan that is funded by participating employee contributions and the Company and a Registered Retirement Savings Plan for Canadian employees. We provide an employer match on employee contributions under the 401(k) defined contribution plan, including contributions by our Named Executives, up to a maximum of two percent of salary, in the form of cash. Messrs. Kappel and New and Ms. Freeman participate in the 401(k) defined contribution plan. We provide two and one-half percent of salary in employer contributions, in the form of cash, under the Canadian Registered Retirement Savings Plan in which Mr. Fournier participates.

Perquisites

We provide our Named Executives with a limited number of perquisites that the Committee believes are reasonable and in line with our overall compensation program and better enable us to attract and retain talented employees for executive positions. The Committee periodically reviews the type and levels of perquisites provided to our Named Executives.

•	We reimbursed Mr. Fournier for his commuting expenses on commercial airlines from Mr. Fournier’s principal residence in Canada to our headquarters in Houston, Texas during 2017. We also reimbursed Mr. Priest for his commuting expenses from his principal residence in North Carolina to the headquarters of our Utility T&D segment in Fort Worth, Texas.

•	We provided Mr. Fournier with the use of a corporate apartment in Houston, Texas and Mr. Priest with the use of a corporate apartment in Fort Worth, Texas.

•	We provided Messrs. Priest and New with assigned Company vehicles during 2017.

•	We provided Mr. Fournier with car services during 2017.

The Committee determined that the payment of commuting expenses and housing and auto expenses for certain executives who commute from remote locations was necessary in order to retain the services of these key executives.

Compensation of Former Executive

The base salary of Van A. Welch, our former Executive Vice President and CFO, was $475,000 during 2017, unchanged from 2016. Mr. Welch received no cash annual incentive award for 2017. Mr. Welch’s annual LTI award in June 2017 consisted of 60,000 shares of performance-based RSUs at target (120,000 shares at maximum) and 20,000 shares of service-based restricted stock. In connection with his voluntary resignation:

•	Mr. Welch received no severance under the 2010 Willbros Group, Inc. Management Severance Plan for Executives (the “Management Severance Plan for Executives”).

•	All of Mr. Welch’s outstanding performance-based RSU awards were forfeited.

•	In connection with his agreement to delay the effective date of his resignation until August 30, 2017 and to ensure an orderly transition of his responsibilities, the Committee approved the accelerated vesting of 46,458 shares of Mr. Welch’s service-based restricted stock, representing all of his service-based stock awards for 2015 and a portion of his service-based stock awards for 2016, following the effective date of his resignation and upon satisfaction of certain conditions. These conditions were not satisfied, and the 46,458 shares of service-based restricted stock were ultimately forfeited. Mr. Welch also forfeited an additional 33,125 shares of service-based restricted stock, representing a portion of his service-based stock awards for 2016 and all of his service-based stock award for 2017.

Stock Ownership and Retention Policy

In an effort to further align the interests of our executives and directors with our stockholders, the Board of Directors has approved stock ownership guidelines for the executive officers and directors that require them to acquire and retain a significant financial stake in our common stock. The purpose of the policy is to require our executive officers and directors to retain a number of shares equal to substantially all of the after-tax value of their recent awards, while enabling these individuals to dispose of a sufficient number of shares to cover the tax liability associated with the vesting of such shares.

The following table illustrates our Stock Ownership and Retention Policy:

	CEO	Other Executive Officers	Non-Employee Directors(1)
Ownership Guideline—Retention Rate:	60 percent(2)	60 percent(3)	60 percent(4)
Retention Rate Based on Total Awards Received in:	Trailing 4 years(2)	Trailing 3 years(3)	Trailing 3 years(4)
Should be Achieved Within:	3 years	3 years	3 years

(1)	The Stock Ownership and Retention Policy does not apply to any individual directors who are identified as “Investor Designees” of InfrastruX Holdings, LLC under the Stockholder Agreement between InfrastruX and us.
(2)	The CEO is expected to own and retain a number of shares of our common stock equal to 60 percent of the total number of stock awards received in the prior four years as long-term incentives.
(3)	All other executive officers are expected to own and retain a number of shares of our common stock equal to 60 percent of the total awards received in the prior three years as long-term incentives.
(4)	Non-employee directors are expected to own and retain a number of shares of our common stock equal to 60 percent of the total awards received in the prior three years.

All of the NEOs are currently in compliance with the stock ownership guidelines.

Policy on Hedging and Pledging of Company Securities

Hedging transactions may permit a director, officer or employee to continue to own Willbros securities obtained through employee benefit plans or otherwise, but without the full risks and rewards of ownership. When that occurs, the director, officer or employee may no longer have the same objectives as our other stockholders. Our Policy for Securities Trades specifically prohibits our directors, Named Executives and other employees from engaging in any hedging activities with respect to our securities.

Securities held in a margin account as collateral for a margin loan may be sold by the broker without the customer’s consent if the customer fails to meet a margin call. Similarly, securities pledged as collateral for a loan may be sold in foreclosure if the borrower defaults on the loan. Because a margin sale or foreclosure sale may occur at a time when the pledgor is aware of material non-public information or otherwise is not permitted to trade in Willbros securities, our Policy for Securities Trades prohibits directors, Named Executives and other key employees from holding Willbros securities in a margin account or otherwise pledging Willbros securities.

Severance Plans

In 2010, the Board of Directors adopted the Management Severance Plan for Executives and the Willbros Group, Inc. 2010 Management Severance Plan for Senior Management (the “Senior Management MSP” and, collectively with the Management Severance Plan for Executives, the “U.S. Severance Plans”). The U.S. Severance Plans were adopted to provide assurance of severance benefits for terminated executive employees while better aligning our severance policies with current compensation trends. In 2014, the Board of Directors adopted the Management Severance Plan for Canadian Executives (the “Canadian MSP for Executives” and, collectively with the U.S. Severance Plans, the “Severance Plans”). Mr. Kappel, Mr. Priest and Ms. Freeman are participants in the Management Severance Plan for Executives. Prior to his resignation in January 2018, Mr. New was a participant in the Senior Management MSP. Mr. Fournier is a participant in the Canadian MSP for Executives. Under the Severance Plans, payment of change of control severance benefits is conditioned upon the occurrence of a “double trigger,” in which the executive is terminated not for cause or resigns for “good reason” within one year after a change of control. In addition, the U.S. Severance Plans provide that if the payments and benefits otherwise required under the plan would constitute an “excess parachute payment” under the Internal Revenue Code, then the payments and benefits will be “cut back” so that no portion of the amounts received by a participant will be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code.

Additional information with respect to payments which may be made under the Severance Plans is provided under “Potential Payments Upon Termination or Change in Control – Severance Plans.”

Clawback Policy

The Committee has adopted a clawback policy, which is intended to be interpreted in a manner consistent with any applicable rules or regulations to be adopted by the SEC or the New York Stock Exchange as contemplated by the Dodd-Frank Act. The policy provides that in the event of an accounting restatement due to material non-compliance with the financial reporting requirements under U.S. federal securities laws, the Committee has the right to use reasonable efforts to recover from any of our current or former executive officers who received incentive-based compensation during the three-year period preceding the date on which we are required to prepare an accounting restatement any excess incentive-based compensation awarded as a result of the misstatement.

Compensation Program as it Relates to Risk

We have reviewed our compensation policies and practices for both executives and non-executives as they relate to risk and have determined that they are not reasonably likely to have a material adverse effect on us. In reaching this conclusion, we considered the various elements of our compensation program that are designed to help mitigate excessive risk taking, including:

•	Components of Compensation: We use a mix of compensation elements including base salary, annual incentives and long-term incentives to avoid placing too much emphasis on any one component of compensation.

•	Annual Incentive: Our MIC Program does not allow for unlimited payouts. For the 2017 program, annual incentive payments cannot exceed 200 percent of base salary for Mr. Fournier, 150 percent of base salary for Messrs. Kappel, Priest and New, and 120 percent of base salary for Ms. Freeman.

•	Equity Awards: Our long-term incentive awards drive a long-term perspective and typically vest over a period of three or four years. Our performance-based long-term incentive awards are capped and cannot exceed 200 percent of target levels.

•	Committee Oversight: The Committee reviews and administers all awards under annual and long-term incentive plans.

•	Performance Measures: Our performance goal setting process is aligned with our business strategy, our mission, vision and values and the interests of our stockholders.

•	Clawback Policy: We have the ability to recover any excess incentive-based compensation awarded to any of our executive officers as a result of an accounting restatement due to material non-compliance with the reporting requirements under federal securities laws.

•	Stock Ownership and Retention Policy: Our Stock Ownership and Retention Policy requires our senior management to maintain a significant portion of their personal wealth in our common stock for the duration of their employment with us.

•	Hedging Policy: Our hedging policy requires our senior management to retain the full risks and rewards associated with owning our common stock with respect to all of the shares they are required to retain.

Our compensation program is designed to motivate our Named Executives and other Company officers to achieve business objectives that generate stockholder returns and to encourage behaviors that are consistent with our values.

Policy Regarding Tax Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code generally limits to $1 million annually the federal income tax deduction that a publicly held corporation may claim for compensation payable to certain of its respective current and former executive officers, but that deduction limitation historically did not apply to performance-based compensation that met certain requirements. As part of the tax legislation passed in December 2017, Section 162(m) was amended, effective for taxable years beginning after December 31, 2017, to expand the scope of executive officers subject to the deduction limitation and also to eliminate the performance-based compensation exception, though the exception generally continues to be available on a “grandfathered” basis to compensation payable under a written binding contract in effect on November 2, 2017.

In determining compensation for our executive officers, the Committee considers the extent to which the compensation is deductible, including the effect of Section 162(m). In prior years, the Committee generally sought to structure our executive incentive compensation awards so that they qualified as performance-based compensation exempt from the Section 162(m) deduction limitation where doing so was consistent with our compensation objectives, but it reserved the right to award nondeductible compensation and often did so. The Committee continues to evaluate the changes to Section 162(m) and their significance to our compensation programs, but in any event its primary focus in its compensation decisions will remain on furthering our business objectives and not on whether compensation is deductible. The Committee has not at this time made any significant changes to our executive compensation program in response to the tax code changes.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in this Form 10-K with management of Willbros, and based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

THE COMPENSATION COMMITTEE

Michael C. Lebens, Chairman
Phil D. Wedemeyer

Summary Compensation Table

The following table summarizes the total compensation earned by, or paid or awarded to, each of the named executive officers for the fiscal years ended December 31, 2017, 2016 and 2015. Mr. Welch resigned as Executive Vice President and Chief Financial Officer on August 30, 2017. Mr. Kappel was promoted to Senior Vice President and Chief Financial Officer on the same date.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)		Total ($)
Michael J. Fournier	2017	555,500	—	805,000	—	—	—	72,454	(3)	1,432,954
President, Chief Executive	2016	475,000	—	315,000	—	—	—	90,017		880,017
Officer and Chief Operating Officer	2015	458,565	—	537,500	—	—	—	58,140		1,054,205
Jeffrey B. Kappel	2017	247,170	—	116,725	—	—	—	4,390		368,285
Senior Vice President and Chief Financial Officer
Johnny M. Priest	2017	430,000	—	193,200	—	—	—	35,545	(4)	658,745
Executive Vice President and	2016	430,000	86,000	114,000	—	—	—	39,899		669,899
President, Utility T&D	2015	430,000	—	238,350	—	—	—	25,826		694,176
Linnie A. Freeman	2017	343,750	—	193,200	—	—	—	1,625		538,575
Senior Vice President and General Counsel
Harry W. New(5)	2017	320,000	—	153,500	—	—	—	19,437	(6)	492,937
Senior Vice President and	2016	320,000	64,000	114,000	—	—	—	13,125		511,125
President, Oil & Gas	2015	298,256	—	173,450	—	—	—	—		471,706
Van A. Welch	2017	314,931	—	257,600	—	—	—	33,896	(7)	606,427
Former Executive Vice President	2016	475,000	—	162,400	—	—	—	36,631		674,031
and Chief Financial Officer	2015	458,178	—	253,250	—	—	—	27,456		738,884

(1)	These amounts in the Stock Awards column reflect the aggregate grant date fair value of stock awards computed in accordance with FASB ASC Topic 718. Amounts have not been adjusted for expected forfeitures. The assumptions used to value the stock awards are included in Note 12 to our consolidated financial statements contained in the Original Filing. The amounts shown do not represent amounts paid to such executive officers.
(2)	The amounts shown for 2017 include contributions by the Company to our 401(k) Plan in the amount of $4,390 for Mr. Kappel, $1,625 for Ms. Freeman, $6,400 for Mr. New and $4,750 for Mr. Welch and contributions by the Company to our retirement savings plan for Canadian employees in the amount of $13,666 for Mr. Fournier.
(3)	In addition to the item included in footnote (2) above, the amount for Mr. Fournier includes expenses related to a corporate apartment in Houston, Texas paid by the Company and $41,037 of commuting expenses for travel between Houston, Texas and Mr. Fournier’s home in Calgary, Alberta, Canada. For compensation purposes, we calculate the aggregate incremental cost of travel expenses incurred in Canadian dollars based on the average exchange rate in effect for 2017.
(4)	The amount for Mr. Priest includes expenses related to a corporate apartment in Fort Worth, Texas paid by the Company, commuting expenses for travel between Fort Worth, Texas and Mr. Priest’s home in North Carolina and a leased vehicle.
(5)	Mr. New resigned as Senior Vice President and President, Oil & Gas on January 12, 2018.
(6)	In addition to the item included in footnote (2) above, the amount for Mr. New includes a leased vehicle.
(7)	In addition to the item included in footnote (2) above, the amount for Mr. Welch includes $28,304 of expenses related to a corporate apartment in Houston, Texas paid by the Company and payment of car services.

Grants of Plan-Based Awards During 2017

The following table provides information about stock and option awards and non-equity and equity incentive plan awards granted to our named executive officers during the year ended December 31, 2017. There can be no assurance that the Grant Date Fair Value of Stock and Option Awards will ever be realized.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#)(1)	Options (#)	Awards ($ / Sh)	Awards ($)
Michael J. Fournier		0	306,500	1,226,000	—	—	—	—	—	—	—
	6/1/17	—	—	—	0	187,500	375,000	—	—	—	650,625
	6/1/17	—	—	—	—	—	—	62,500	—	—	154,375
Jeffrey B. Kappel		0	150,000	450,000	—	—	—	—	—	—	—
	6/1/17	—	—	—	—	—	—	7,500	—	—	18,525
	8/30/17	—	—	—	0	30,000	60,000	—	—	—	92,700
	8/30/17	—	—	—	—	—	—	2,500	—	—	5,500
Johnny M. Priest		0	215,000	645,000	—	—	—	—	—	—	—
	6/1/17	—	—	—	—	—	—	15,000	—	—	37,050
	6/1/17	—	—	—	0	45,000	90,000	—	—	—	156,150
Linnie A. Freeman		0	175,000	420,000	—	—	—	—	—	—	—
	6/1/17	—	—	—	—	—	—	15,000	—	—	37,050
	6/1/17	—	—	—	0	45,000	90,000	—	—	—	156,150
Harry W. New		0	160,000	480,000	—	—	—	—	—	—	—
	6/1/17	—	—	—	—	—	—	20,000	—	—	49,400
	6/1/17	—	—	—	0	30,000	60,000	—	—	—	104,100
Van A. Welch		0	237,500	712,500	—	—	—	—	—	—	—
	6/1/17	—	—	—	—	—	—	20,000	—	—	49,400
	6/1/17	—	—	—	0	60,000	120,000	—	—	—	208,200

(1)	These stock awards were granted under our 2017 Stock Plan and are described in the Outstanding Equity Awards at Fiscal Year-End for 2017 table below.

Outstanding Equity Awards at Fiscal Year-End for 2017

The following table summarizes the option and stock awards that we have made to our named executive officers, which were outstanding as of December 31, 2017.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(1)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Michael J. Fournier	—	—	—	—	—	123,382	(4)	175,202	—	—
Jeffrey B. Kappel	—	—	—	—	—	12,892	(5)	18,307	—	—
Johnny M. Priest	—	—	—	—	—	54,029	(6)	76,721	—	—
Linnie A. Freeman	—	—	—	—	—	32,500	(7)	46,150	—	—
Harry W. New	—	—	—	—	—	57,500	(8)	81,650	—	—
Van A. Welch	—	—	—	—	—	—		—	—	—

(1)	In 2015, each of the Named Executive Officers, other than Mr. Kappel and Ms. Freeman, received performance-based RSUs for the three-year period ending December 31, 2017. In January 2018, the Compensation Committee confirmed that with respect to the performance-based RSUs for the three-year performance period, the Named Executive Officers earned 0 shares.
(2)	Based on the closing price of our common stock on December 29, 2017 ($1.42), as reported on the New York Stock Exchange.
(3)	The number of shares shown for the performance-based RSUs with a performance period ending on December 31, 2018 and for the performance period ending December 31, 2019 reflects threshold level of performance, for which the payout is zero.
(4)	These shares vest as follows: 15,625 restricted stock units on each of June 1, 2018, 2019, 2020 and 2021; 6,715 restricted stock units on May 20, 2018; 6,250 restricted stock units on each of April 6, 2018 and 2019; and 41,667 restricted stock units on December 1, 2018.
(5)	These shares vest as follows: 417 shares of restricted stock on October 15, 2018; 825 shares of restricted stock on each of March 16, 2018, 2019 and 2020; 1,875 shares of restricted stock on each of June 1, 2018, 2019, 2020 and 2021; and 625 shares of restricted stock on each of August 30, 2018, 2019, 2020 and 2021.
(6)	These shares vest as follows: 3,750 shares of restricted stock on each of June 1, 2018, 2019, 2020 and 2021; 4,029 shares of restricted stock on May 20, 2018; 6,250 shares of restricted stock on each of April 6, 2018 and 2019; and 7,500 shares of restricted stock on each of March 16, 2018, 2019 and 2020.
(7)	These shares vest as follows: 1,250 shares of restricted stock on July 1, 2018; 2,500 shares of restricted stock on each of June 23, 2018 and 2019; 3,750 shares of restricted stock on each of March 16, 2018, 2019 and 2020; and 3,750 shares of restricted stock on each of June 1, 2018, 2019, 2020 and 2021.
(8)	These shares vest as follows: 5,000 shares of restricted stock on each of June 1, 2018, 2019, 2020 and 2021; 3,750 shares of restricted stock on each of January 12, 2018 and 2019; 3,750 shares of restricted stock on each of April 6, 2018 and 2019; and 7,500 shares of restricted stock on each of March 16, 2018, 2019 and 2020.

Option Exercises and Stock Vested During 2017

The following table provides information about the value realized by our named executive officers upon exercise of option awards and vesting of stock awards during the year ended December 31, 2017.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Michael J. Fournier	—	—	62,130	107,847
Jeffrey B. Kappel	—	—	4,992	13,241
Johnny M. Priest	—	—	17,779	46,710
Linnie A. Freeman	—	—	11,750	30,153
Harry W. New	—	—	25,000	66,900
Van A. Welch	—	—	25,416	66,040

(1)	Amounts, if any, reflect the difference between the exercise price of the option and the market price of the underlying shares at the time of exercise.
(2)	Amounts reflect the market value of the stock on the day the stock vested.

CEO Pay Ratio

For 2017, the annual total compensation of our CEO was 22 times that of the median of the annual total compensation of all employees (other than our CEO), based on annual total compensation of $1,432,954 for the CEO, as reported in the Summary Compensation Table included above, and $64,790 for the median employee. This calculation is based on our employee population of 3,919 as of December 24, 2017, which included all 1,362 of our non-U.S. employees, all of whom are located in Canada.

To identify the median employee, we used a consistently applied compensation measure (“CACM”) of W-2, Box 5 earnings for our U.S. population (and equivalent wages for our non-U.S. population) for fiscal 2017, annualizing the CACM for those employees hired during 2017. We used average annual exchange rates to convert the CACM of the non-U.S. employees to U.S. currency.

This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described above. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

Potential Payments Upon Termination or Change in Control

The following tables show potential payments to our named executive officers under existing contracts, agreements, plans or arrangements, whether written or unwritten, for various scenarios involving a change in control or termination of each of such named executive officers, assuming a December 31, 2017 termination date and, where applicable, using the closing price of our common stock of $1.42 (as reported on the New York Stock Exchange) as of Friday, December 29, 2017. These amounts are estimates only. The actual amounts to be paid out can only be determined at the time of such officer’s separation from us.

Michael J. Fournier

Executive Benefits and Payments Upon Termination	Voluntary Termination	Early Retirement	Normal Retirement(1)	Involuntary Not for Cause or Good Reason Voluntary Termination		For Cause Termination	Involuntary or Good Reason Termination (Change in Control)		Death or Disability
Compensation:
Base Salary ($613,000)	$0	$0	$0	$1,226,000	(2)	$0	$1,226,000	(3)	$0
Short-term Incentive	$0	$0	$0	$0		$0	$306,500	(3)	$0
Long-term Incentives
Restricted Stock Units:
Time-Based	$0	$0	$0	$175,202	(4)	$0	$175,202	(4)	$175,202	(4)
Performance-Based	$0	$0	$0	$0	(5)	$0	$443,750	(6)	$0	(5)
Benefits and Perquisites:
Post-Termination Health & Life Insurance Continuation	$0	$0	$0	$0		$0	$4,743	(7)	$0
Total	$0	$0	$0	$1,401,202		$0	$2,156,195		$175,202

(1)	Other than allowing them to participate in ERISA plans we sponsor, we do not provide retirement benefits to senior executives.
(2)	Under our Management Severance Plan for Executives-Canada, if Mr. Fournier’s employment is terminated other than for cause by us prior to a change of control and prior to December 1, 2018, Mr. Fournier would be entitled to a payment equal to two times the greater of his base compensation immediately before the change in control or on the date of separation from service.
(3)	Under our Management Severance Plan for Executives-Canada, Mr. Fournier would be entitled to a payment equal to two times the sum of (i) the greater of his base compensation immediately before the change in control or on the date of separation from service and (ii) the largest annual cash bonus he received in the 36 months before the change in control or on the date of separation from service (he received no cash bonus between January 1, 2015 and December 31, 2017); plus one times his target cash bonus for the year of his termination. His target cash bonus for 2017 under our Management Incentive Compensation Program was one-half his base salary, $306,500.
(4)	Under the award agreements whereby Mr. Fournier was awarded shares of time-based Restricted Stock Units (“RSUs”), he would be entitled to the accelerated vesting of 123,382 RSUs.
(5)	Under the award agreements whereby Mr. Fournier was awarded 337,500 performance-based RSUs, if (i) prior to a change of control, Mr. Fournier’s employment is terminated by us other than for cause, or (ii) Mr. Fournier dies or becomes disabled, in each case on a date which is prior to the end of the performance period, the RSUs would vest pro rata based on the number of months served in relation to the total number of months in the performance period and only to the extent that the performance metric (relative and absolute total stockholder return, or “TSR”) is ultimately satisfied. Based on our relative and absolute TSR for the periods January 1, 2015 to December 31, 2017, January 1, 2016 to December 31, 2017, and January 1, 2017 to December 31, 2017, we have assumed that there will be no payout on any of his unvested RSUs.
(6)	Under the award agreements whereby Mr. Fournier was awarded 337,500 performance-based RSUs, if, within one year following a change of control, Mr. Fournier’s employment is terminated by us other than for cause or Mr. Fournier resigns for “good reason,” he would be entitled to the accelerated vesting of all such performance-based RSUs at target. However, in January 2018, the Committee certified that there would be no payout on the performance-based RSUs awarded in 2015. Accordingly, we have assumed that the vesting of only the 312,500 of performance-based RSUs awarded in 2016 and 2017 would be accelerated.
(7)	Under our Management Severance Plan for Executives-Canada, Mr. Fournier would be entitled to continued coverage for 12 months for himself and his eligible dependents for health and dental insurance and continued life insurance coverage for 12 months for himself (the total cost for coverage less the amounts paid by him under our plans as an employee).

Jeffrey B. Kappel

Executive Benefits and Payments Upon Termination	Voluntary Termination	Early Retirement	Normal Retirement(1)	Involuntary Not for Cause or Good Reason Voluntary Termination		For Cause Termination	Involuntary or Good Reason Termination (Change in Control)		Death or Disability
Compensation:
Base Salary ($300,000)	$0	$0	$0	$300,000	(2)	$0	$600,000	(3)	$0
Short-term Incentive	$0	$0	$0	$0		$0	$150,000	(3)	$0
Long-term Incentives
Restricted Stock
Unvested and Accelerated	$0	$0	$0	$18,307	(4)	$0	$18,307	(4)	$18,307	(4)
Restricted Stock Units	$0	$0	$0	$0	(5)	$0	$42,600	(6)	$0	(5)
Benefits and Perquisites:
Post-Termination Health & Life Insurance Continuation	$0	$0	$0	$0		$0	$16,548	(7)	$0
Total	$0	$0	$0	$318,307		$0	$827,455		$18,307

(1)	Other than allowing them to participate in ERISA plans we sponsor, we do not provide retirement benefits to senior executives.
(2)	Under our Management Severance Plan for Executives, Mr. Kappel would be entitled to an amount equal to his annual base compensation.
(3)	Under our Management Severance Plan for Executives, Mr. Kappel would be entitled to a payment equal to two times the sum of (i) the greater of his base compensation immediately before the change in control or on the date of separation from service and (ii) the largest annual cash bonus he received in the 36 months before the change in control or on the date of separation from service (he received no cash bonus between January 1, 2015 and December 31, 2017); plus one times his target cash bonus for the year of his termination. His target cash bonus for 2017 under our Management Incentive Compensation Program was one-half his base salary, $150,000.
(4)	Under our stock incentive plans, Mr. Kappel would be entitled to the accelerated vesting of 12,892 shares of restricted stock.
(5)	Under the award agreements whereby Mr. Kappel was awarded 30,000 performance-based RSUs, if (i) prior to a change of control, Mr. Kappel’s employment is terminated by us other than for cause, or (ii) Mr. Kappel dies or becomes disabled, in each case on a date which is prior to the end of the performance period, the RSUs would vest pro rata based on the number of months served in relation to the total number of months in the performance period and only to the extent that the performance metric (relative and absolute total stockholder return, or “TSR”) is ultimately satisfied. Based on our relative and absolute TSR for the period January 1, 2017 to December 31, 2017, we have assumed that there will be no payout on any of his unvested RSUs.
(6)	Under the award agreement whereby Mr. Kappel was awarded 30,000 performance-based RSUs, if, within one year following a change of control, Mr. Kappel’s employment is terminated by us other than for cause or Mr. Kappel resigns for “good reason,” he would be entitled to the accelerated vesting of all such performance-based RSUs at target.
(7)	Under our Management Severance Plan for Executives, Mr. Kappel’s medical/dental and life insurance coverage would continue for 12 months.

Johnny M. Priest

Executive Benefits and Payments Upon Termination	Voluntary Termination	Early Retirement	Normal Retirement(1)	Involuntary Not for Cause or Good Reason Voluntary Termination		For Cause Termination	Involuntary or Good Reason Termination (Change in Control)		Death or Disability
Compensation:
Base Salary ($430,000)	$0	$0	$0	$430,000	(2)	$0	$860,000	(3)	$0
Short-term Incentive	$0	$0	$0	$0		$0	$387,000	(3)	$0
Long-term Incentives
Restricted Stock
Unvested and Accelerated	$0	$0	$0	$76,721	(4)	$0	$76,721	(4)	$76,721	(4)
Restricted Stock Units	$0	$0	$0	$0	(5)	$0	$92,300	(6)	$0	(5)
Benefits and Perquisites:
Post-Termination Health & Life Insurance Continuation	$0	$0	$0	$0		$0	$23,086	(7)	$0
Total	$0	$0	$0	$506,721		$0	$1,439,107		$76,721

(1)	Other than allowing them to participate in ERISA plans we sponsor, we do not provide retirement benefits to senior executives.
(2)	Under our Management Severance Plan for Executives, Mr. Priest would be entitled to an amount equal to his annual base compensation.
(3)	Under our Management Severance Plan for Executives, Mr. Priest would be entitled to a payment equal to two times the sum of (i) the greater of his base compensation immediately before the change in control or on the date of separation from service and (ii) the largest annual cash bonus he received in the 36 months before the change in control or on the date of separation from service (the largest annual cash bonus he received between January 1, 2015 and December 31, 2017 was $86,000); plus one times his target cash bonus for the year of his termination. His target cash bonus for 2017 under our Management Incentive Compensation Program was one-half his base salary, $215,000.
(4)	Under the award agreements whereby Mr. Priest was awarded shares of restricted stock, he would be entitled to the accelerated vesting of 54,029 shares of restricted stock.
(5)	Under the award agreements whereby Mr. Priest was awarded 90,000 performance-based RSUs, if (i) prior to a change of control, Mr. Priest’s employment is terminated by us other than for cause, or (ii) Mr. Priest dies or becomes disabled, in each case on a date which is prior to the end of the performance period, the RSUs would vest pro rata based on the number of months served in relation to the total number of months in the performance period and only to the extent that the performance metric (relative and absolute total stockholder return, or “TSR”) is ultimately satisfied. Based on our relative and absolute TSR for the periods January 1, 2015 to December 31, 2017, January 1, 2016 to December 31, 2017, and January 1, 2017 to December 31, 2017, we have assumed that there will be no payout on any of his unvested RSUs.
(6)	Under the award agreements whereby Mr. Priest was awarded 90,000 performance-based RSUs, if, within one year following a change of control, Mr. Priest’s employment is terminated by us other than for cause or Mr. Priest resigns for “good reason,” he would be entitled to the accelerated vesting of all such performance-based RSUs at target. However, in January 2018, the Committee certified that there would be no payout on any of his performance-based RSUs awarded in 2015. Accordingly, we have assumed that the vesting of only the 65,000 of performance-based RSUs awarded in 2016 and 2017 would be accelerated.
(7)	Under our Management Severance Plan for Executives, Mr. Priest would be entitled to continued coverage for twelve months for himself and his eligible dependents for health and dental insurance and continued life insurance coverage for twelve months for himself (the total cost for coverage less the amounts paid by him under our plans as an employee).

Linnie A. Freeman

Executive Benefits and Payments Upon Termination	Voluntary Termination	Early Retirement	Normal Retirement(1)	Involuntary Not for Cause or Good Reason Voluntary Termination		For Cause Termination	Involuntary or Good Reason Termination (Change in Control)		Death or Disability
Compensation:
Base Salary ($350,000)	$0	$0	$0	$350,000	(2)	$0	$700,000	(3)	$0
Short-term Incentive	$0	$0	$0	$0		$0	$225,000	(3)	$0
Long-term Incentives
Restricted Stock:
Unvested and Accelerated	$0	$0	$0	$46,150	(4)	$0	$46,150	(4)	$46,150	(4)
Restricted Stock Units	$0	$0	$0	$0	(5)	$0	$85,200	(6)	$0	(5)
Benefits and Perquisites:
Post-Termination Health & Life Insurance Continuation	$0	$0	$0	$0		$0	$12,936		$0
Total	$0	$0	$0	$396,150		$0	$1,069,286		$46,150

(1)	Other than allowing them to participate in ERISA plans we sponsor, we do not provide retirement benefits to senior executives.
(2)	Under our Management Severance Plan for Executives, Ms. Freeman would be entitled to an amount equal to her annual base compensation.
(3)	Under our Management Severance Plan for Executives, Ms. Freeman would be entitled to a payment equal to two times the sum of (i) the greater of her base compensation immediately before the change in control or on the date of separation from service and (ii) the largest annual cash bonus she received in the 36 months before the change in control (Ms. Freeman received a $25,000 cash bonus in 2015); plus one times her target cash bonus for the year of her termination. Her target cash bonus for 2017 under our Management Incentive Compensation Program was one-half her base salary, $175,000.
(4)	Under the award agreements whereby Ms. Freeman was awarded shares of restricted stock, she would be entitled to the accelerated vesting of 32,500 shares of restricted stock.
(5)	Under the award agreements whereby Ms. Freeman was awarded 60,000 performance-based RSUs, if (i) prior to a change of control, Ms. Freeman’s employment is terminated by us other than for cause, or (ii) Ms. Freeman dies or becomes disabled, in each case on a date which is prior to the end of the performance period, the RSUs would vest pro rata based on the number of months served in relation to the total number of months in the performance period and only to the extent that the performance metric (relative and absolute total stockholder return, or “TSR”) is ultimately satisfied. Based on our relative and absolute TSR for the periods January 1, 2016 to December 31, 2017, and January 1, 2017 to December 31, 2017, we have assumed that there will be no payout on any of her unvested RSUs.
(6)	Under the award agreements whereby Ms. Freeman was awarded 60,000 performance-based RSUs, if, within one year following a change of control, Ms. Freeman’s employment is terminated by us other than for cause or Mr. Freeman resigns for “good reason,” she would be entitled to the accelerated vesting of all such performance-based RSUs at target.
(7)	Under our Management Severance Plan for Executives, Ms. Freeman would be entitled to continued coverage for twelve months for herself and her eligible dependents for health and dental insurance and continued life insurance coverage for twelve months for herself (the total cost for coverage less the amounts paid by her under our plans as an employee).

Harry W. New

Executive Benefits and Payments Upon Termination	Voluntary Termination	Early Retirement	Normal Retirement(1)	Involuntary Not for Cause or Good Reason Voluntary Termination		For Cause Termination	Involuntary or Good Reason Termination (Change in Control)		Death or Disability
Compensation:
Base Salary ($320,000)	$0	$0	$0	$320,000	(2)	$0	$320,000	(3)	$0
Short-term Incentive	$0	$0	$0	$0		$0	$224,000	(3)	$0
Long-term Incentives
Restricted Stock
Unvested and Accelerated	$0	$0	$0	$81,650	(4)	$0	$81,650	(4)	$81,650	(4)
Restricted Stock Units	$0	$0	$0	$0	(5)	$0	$71,000	(6)	$0	(5)
Post-Termination Health & Life Insurance Continuation	$0	$0	$0	$0		$0	$16,548	(7)	$0
Total	$0	$0	$0	$401,650		$0	$713,198		$81,650

(1)	Other than allowing them to participate in ERISA plans we sponsor, we do not provide retirement benefits to senior executives.
(2)	Under our Management Severance Plan for Senior Management, Mr. New would be entitled to an amount equal to his annual base compensation.
(3)	Under our Management Severance Plan for Senior Management, Mr. New would be entitled to a payment equal to one times the sum of (i) the greater of his base compensation immediately before the change in control or on the date of separation from service and (ii) the largest annual cash bonus he received in the 36 months before the change in control (Mr. New’s employment commenced January 12, 2015 and he received a $64,000 cash bonus in 2016); plus one times his target cash bonus for the year of his termination. His target cash bonus for 2017 under our Management Incentive Compensation Program was one-half his base salary, $160,000.
(4)	Under the award agreements whereby Mr. New was awarded shares of restricted stock, he would be entitled to the accelerated vesting of 57,500 shares of restricted stock.
(5)	Under the award agreements whereby Mr. New was awarded 50,000 performance-based RSUs, if (i) prior to a change of control, Mr. New’s employment is terminated by us other than for cause, or (ii) Mr. New dies or becomes disabled, in each case on a date which is prior to the end of the performance period, the RSUs would vest pro rata based on the number of months served in relation to the total number of months in the performance period and only to the extent that the performance metric (relative and absolute total stockholder return, or “TSR”) is ultimately satisfied. Based on our relative and absolute TSR for the period January 1, 2016 to December 31, 2017, and January 1, 2017 to December 31, 2017, we have assumed that there would be no payout on any of his unvested RSUs.
(6)	Under the award agreements whereby Mr. New was awarded 50,000 performance-based RSUs, if, within one year following a change of control, Mr. New’s employment is terminated by us other than for cause or Mr. New resigns for “good reason,” he would be entitled to the accelerated vesting of all such performance-based RSUs at target.
(7)	Under our Management Severance Plan for Senior Management, Mr. New would be entitled to continued coverage for twelve months for himself and his eligible dependents for health and dental insurance and continued life insurance coverage for twelve months for himself (the total cost for coverage less the amounts paid by him under our plans as an employee).

No Employment Agreements. None of our named executive officers currently have an employment agreement with us.

Executive Separation. In connection with Mr. Van A. Welch’s voluntary resignation on August 30, 2017 as Executive Vice President and Chief Financial Officer:

•	Mr. Welch received no severance compensation under the Management Severance Plan for Executives.

•	33,125 shares of Mr. Welch’s service-based restricted stock, representing a portion of his service-based stock awards for 2016 and all of his service-based stock award for 2017, as well as all of his outstanding performance-based awards, were forfeited.

•	In connection with his agreement to delay the effective date of his resignation until August 30, 2017 and to ensure an orderly transition of his responsibilities, the remaining 46,458 shares of Mr. Welch’s service-based restricted stock, representing all of his service-based stock awards in 2015 and a portion of his service-based stock awards for 2016, would have been accelerated to vest in full following the effective date of his resignation, upon satisfaction of certain conditions. These conditions were not satisfied and all of these service-based stock awards were ultimately forfeited.

Management Severance Plans.

U.S. Plan for Executives. In October 2010, we established the Willbros Group, Inc. 2010 Management Severance Plan for Executives (the “Management Severance Plan for Executives”). Messrs. Kappel and Priest and Ms. Freeman are participants in this Plan. The initial term of this Plan ended on December 31, 2010. On the last day of the initial term, and on each successive anniversary of such date, the term of this Plan is extended automatically for an additional successive one-year term, unless we give notice to the participants that no such extension shall occur.

The Management Severance Plan for Executives provides that a participant whose employment is terminated other than for cause by us or who voluntarily terminates his employment for “good reason” within one year after a change in control of us has occurred, shall be entitled to severance compensation equal to:

•	200 percent of the greater of the participant’s base compensation in effect immediately prior to the date of the change in control or the participant’s base compensation in effect on the date of the termination of employment;

•	200 percent of the participant’s greatest annual cash bonus received during the 36-month period ending on the date of the change in control;

•	the aggregate annual incentive plan target opportunity that could have been earned in the year in which the termination of employment occurs, prorated for the amount of time served in the year in which the termination occurred;

•	the actual cost incurred by the participant for health continuation coverage for a period of 12 months from the date of termination, less the cost the participant would have incurred for comparable coverage if the participant had remained an employee of us; and

•	the participant’s cost for life insurance benefits, for a period of 12 months following termination of employment, under life insurance benefit plans maintained by us immediately prior to the participant’s termination.

“Good reason” means, generally, a reduction in the participant’s annual base compensation, a relocation of the participant’s place of employment by 50 or more miles, a significant reduction in the nature or scope of a participant’s authorities or duties or a successor company’s failure to honor this Plan.

The Management Severance Plan for Executives provides that a participant whose employment is terminated other than for cause by us prior to a change in control shall be entitled to severance compensation equal to 100 percent of the participant’s base salary in effect on the date of the termination of employment.

The Management Severance Plan for Executives provides that if the payments and benefits otherwise required under this Plan would constitute an “excess parachute payment” under the Internal Revenue Code, then the payments and benefits will be reduced so that no portion of the amounts received by a participant will be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code.

During the term of the Management Severance Plan for Executives and for a period of one year following the termination of employment of a participant, regardless of the reason for the termination, such participant is prohibited from, among other things, competing with the businesses of the Company or its affiliates, causing or attempting to cause any employee, director or consultant of the Company or its affiliates to terminate his relationship with the Company or such affiliate, or soliciting business from established customers of the Company or such affiliate. This Plan also requires, among other things, a participant to keep our trade secrets and proprietary information confidential, restricts the participant from disparaging or criticizing us and restricts us from disparaging or criticizing the participant.

U.S. Plan for Senior Management. In October 2010, we established the Willbros Group, Inc. 2010 Management Severance Plan for Senior Management (the “MSP for Senior Management”). Mr. New was a participant in this Plan prior to his resignation on January 12, 2018. The initial term of the MSP for Senior Management ended on December 31, 2010. On the last day of the initial term, and on each successive anniversary of such date, the term of the MSP for Senior Management is extended automatically for an additional successive one-year term, unless we give notice to the participants that no such extension shall occur. The MSP for Senior Management provides severance compensation substantially equivalent to the benefits described above for certain executive officers under the Management Severance Plan for Executives, except that the 200 percent payments described above relating to a change in control of us shall only be 100 percent.

Canadian Plan for Executives. In October 2014, we established the Willbros Group, Inc. Management Severance Plan for Executives - Canada (as amended, the “Canadian MSP for Executives”). Mr. Fournier is a participant in this Plan. The initial term of the Canadian MSP for Executives ended on December 31, 2014. On the last day of the initial term, and on each successive anniversary of such date, the term of the Canadian MSP for Executives is extended automatically for an additional successive one-year term, unless we give notice to the participants that no such extension shall occur. The Canadian MSP for Executives provides severance compensation substantially equivalent to the benefits described above for certain executive officers under the Management Severance Plan for Executives, except that (a) a participant whose employment is terminated other than for cause by us prior to a change in control and before December 1, 2018 will be entitled to severance compensation equal to 200% of the participant’s annual base salary in effect on the date of the termination of employment and (b) a participant whose employment is terminated other than for cause by us prior to a change in control and on or after December 1, 2018 will be entitled to severance compensation equal to 100% of the participant’s annual base salary in effect on the date of the termination of employment and 100% of the participant’s greatest annual cash bonus received during the 36-month period ending on the date of the termination of employment. We have waived Mr. Fournier’s compliance with the non-competition provisions of the Canadian MSP for Executives and the Management Severance Plan for Executives in the event that Mr. Fournier voluntarily leaves us on or after December 1, 2018.

2010 Stock Plan. Under our 2010 Stock Plan, all outstanding awards become fully exercisable and free of all restrictions, and, in the case of performance-based awards, the target payout opportunity shall be deemed to be fully earned, in the event of a change of control of us, as defined in such plan, unless otherwise provided in the award agreement or specifically prohibited by law or by the rules and regulations of any national securities exchange. However, no accelerated vesting, lapsing of restrictions or payment of awards will occur if the Compensation Committee reasonably determines in good faith before the occurrence of a change of control that the award will be honored or assumed, or new rights substituted for the award by any successor, and the alternative award:

•	will be based on stock that will be publicly traded in any established U.S. trading market;

•	provides the participant with rights and terms that are substantially equivalent or superior to the rights and terms of the existing award;

•	will have at least substantially equivalent economic value to the existing award; and

•	provides for accelerated vesting if the participant is terminated without cause or constructively terminated within one year after the change of control.

2017 Stock Plan. Under the Willbros Group, Inc. 2017 Stock and Incentive Compensation Plan (the “2017 Stock Plan”), no accelerated vesting, lapsing of restrictions or payment of awards will occur if the Compensation Committee reasonably determines in good faith before the occurrence of a change of control that the award will be honored or assumed, or new rights substituted for the award by any successor, and the alternative award:

•	will be based on stock that will be publicly traded in any established U.S. trading market;

•	provides the participant with rights and terms that are substantially equivalent or superior to the rights and terms of the existing award;

•	will have at least substantially equivalent economic value to the existing award; and

•	provides for accelerated vesting if the participant is terminated without cause or constructively terminated within one year after the change of control.

However, if the Compensation Committee reasonably determines in good faith that awards will not be honored, assumed or replaced as described above, all outstanding awards become fully exercisable and free of all restrictions, and, in the case of performance-based awards, the target payout opportunity shall be deemed to be fully earned, in the event of a change of control of us, as defined in such plan, unless otherwise provided in the award agreement or specifically prohibited by law or by the rules and regulations of any national securities exchange.

Compensation Committee Interlocks and Insider Participation

During 2017, the Compensation Committee was composed of Michael C. Lebens, Phil D. Wedemeyer and Robert L. Sluder (until April 2017), all of whom are or were independent directors. During 2017, none of our executive officers served on the board of directors or on the compensation committee of any other entity who had an executive officer that served either on the Board of Directors or on the Compensation Committee.

DIRECTOR COMPENSATION

In setting non-employee director compensation, the Compensation Committee recommends the form and amount of compensation to the Board of Directors and the Board of Directors makes the final determination. In considering and recommending the compensation of non-employee directors, the Compensation Committee considers such factors as it deems appropriate, including historical compensation information, level of compensation necessary to attract and retain non-employee directors meeting our desired qualifications and market data. The Compensation Committee uses Mercer to provide market information on non-employee director compensation, including annual board and committee retainers, board and committee meeting fees, committee chairman fees, stock-based compensation and total compensation. In addition, Mercer also provides from time to time market information on the number of independent directors, number and types of committees, number of board and committee meetings, and types of equity vehicles used based on competitive peer group practices. Mercer compares each element of compensation against a peer group of publicly-traded companies using data collected from proxy statement filings and several industry compensation surveys.

Cash Compensation

Non-employee directors are compensated as follows:

•	the Chairman of the Board of Directors, if a non-employee director, receives an annual retainer fee of $137,500;

•	each non-employee director, other than the Chairman of the Board, receives an annual retainer fee of $75,000;

•	each non-employee director receives a fee of $1,500 for each Board meeting attended in person;

•	each non-employee director receives a fee of $750 for each Board meeting attended via telephone conference connection;

•	each non-employee director receives a fee of $1,500 for each committee meeting attended on which he serves, with the exception of the Executive Committee for which no fees are paid;

•	each non-employee director receives a fee of $750 for each committee meeting attended on which he serves via telephone conference connection, with the exception of the Executive Committee for which no fees are paid;

•	the chair of the Audit Committee of the Board receives an annual retainer fee of $20,000; and

•	the chair of each of the Compensation Committee and Nominating/Corporate Governance Committee of the Board receives an annual retainer fee of $10,000.

Employee directors are not paid for their services as directors. We reimburse all directors for out-of-pocket expenses incurred by them in connection with their services as directors.

2017 Stock Plan

The 2017 Stock Plan allows us to grant awards to all employees and to non-employee members of the Board of Directors. The Compensation Committee utilizes this plan to grant restricted stock awards to non-employee directors.

The awards are subject to transfer restrictions and forfeiture provisions, which generally lapse on the first anniversary of the date of the award. Awards held by a non-employee director that have not yet vested will generally become fully vested upon the occurrence of the director’s death, disability, termination of service as a director at the end of any full term to which the director is elected or a change in control of us (as defined in this plan).

Director Compensation Table for 2017

The following table summarizes the compensation paid by us to our directors during the year ended December 31, 2017. Mr. DiPaolo resigned as a director on February 8, 2017. Mr. Gates became a director on February 8, 2017. Mr. Sluder served as a director until his death in April 2017.

Name (1)	Fees Earned or Paid in Cash ($)(2)(3)		Stock Awards ($)(3)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edward J. DiPaolo	17,241		—		—	—	—	—	17,241
W. Gary Gates	95,244		98,190		—	—	—	—	193,434
Michael C. Lebens	112,433	(4)	75,000	(4)	—	—	—	—	187,433
Daniel E. Lonergan	99,000	(4)	75,000	(4)	—	—	—	—	174,000
Robert L. Sluder	31,371		—		—	—	—	—	31,371
Phil D. Wedemeyer	130,250		75,000		—	—	—	—	205,250
S. Miller Williams	155,500		137,500		—	—	—	—	293,000

(1)	Michael J. Fournier is not included in this table as he was an officer and employee during his service as a director during 2017 and thus received no compensation for service as a director. Please refer to the Summary Compensation Table included above for a description of Mr. Fournier’s compensation in fiscal 2017.
(2)	Amounts represent annual retainer fees for non-employee directors and the chairman of each committee as well as payments for meeting fees for Board and Committee meetings.
(3)	The amounts in the “Stock Awards” column reflect the aggregate grant date fair value of stock awards computed in accordance with FASB ASC Topic 718. The dollar amount equals the number of restricted shares granted on each date multiplied by the stock price on the corresponding date of grant. Vesting is not contingent on specific performance measures. Amounts have not been adjusted for expected forfeitures. As of December 31, 2017, each director had the following aggregate number of shares of restricted stock outstanding: Edward J. DiPaolo: -0-; W. Gary Gates: 38,226; Michael C. Lebens: -0-; Daniel E. Lonergan: -0-; Robert L. Sluder: -0-; Phil D. Wedemeyer: 30,365; and S. Miller Williams: 55,669. On February 8, 2017, Mr. Gates was granted an award of 7,861 shares of restricted stock with a grant date fair value, computed in accordance with ASC Topic 718, of $23,190. On June 1, 2017, each of Messrs. Gates and Wedemeyer were granted an award of 30,365 shares of restricted stock with a grant date fair value of $75,000. On June 1, 2017, Mr. Williams was granted an award of 55,669 shares of restricted stock having a grant date fair value of $137,500. As further discussed in footnote 4 below, Mr. Lonergan, as an employee, and Mr. Lebens, as a retired employee and current member of the Board of Stakeholders, of an affiliate of InfrastruX Holdings, LLC, each assigned their award of 30,365 restricted shares under the 2017 Stock Plan having a grant date fair value of $75,000 to InfrastruX Holdings, LLC.

(4)	Messrs. Lebens and Lonergan serve on the Board of Directors as designees of InfrastruX, pursuant to a Stockholder Agreement. Messrs. Lebens and Lonergan were required until November 16, 2017 to assign, and have assigned, to InfrastruX any and all cash retainers and stock awards payable to them as a result of their service on the Board of Directors. Accordingly, all compensation shown in this table prior to November 16, 2017, which is payable to Messrs. Lebens and Lonergan, including 30,365 shares of restricted stock awarded in 2017 to each of Messrs. Lebens and Lonergan, has been assigned to InfrastruX. Cash amounts shown in this table for Messrs. Lebens and Lonergan include $26,500 for Mr. Lebens and $24,750 for Mr. Lonergan received by them after November 16, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS AND

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 16, 2018, by

•	each person who is known by us to own beneficially more than five percent of the outstanding shares of common stock,

•	each of our directors,

•	each of our executive officers named in the Summary Compensation Table included above in Item 11, and

•	all of our executive officers and directors as a group.

The percentage of class amount is based on 63,219,047 shares of our common stock outstanding as of April 16, 2018. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed in the table, based on information furnished by such owners, have sole voting and investment power with respect to such shares.

Name of Owner or Identity of Group	Shares Beneficially Owned(1)		Percentage of Class(1)
KKR Credit Advisors (US), LLC and Affiliates	10,125,410	(2)	16.02
Tontine Asset Associates, LLC	4,250,094	(3)	6.72
W. Gary Gates	38,226			*
Michael C. Lebens	0	(4)		*
Daniel E. Lonergan	0	(5)		*
Phil D. Wedemeyer	76,598			*
S. Miller Williams	165,286			*
Michael J. Fournier	324,066	(6)		*
Jeffrey B. Kappel	19,087			*
Johnny M. Priest	249,124			*
Linnie A. Freeman	63,109			*
Van A. Welch	349,708	(7)		*
Harry W. New	84,868	(8)		*
All executive officers and directors as a group (10 people)	956,948	(9)	1.51

*	Less than 1 percent
(1)	Shares beneficially owned include restricted stock held by our executive officers and directors over which they have voting power but not investment power. Shares of common stock which were not outstanding, but which could be acquired by a person upon vesting of a restricted stock unit within 60 days of April 16, 2018, are included in shares beneficially owned and deemed outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by such person. Such shares, however, are not deemed to be outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by any other person.
(2)

Information is based on the Schedule 13D/A dated April 18, 2018 by: (i) KKR Lending Partners II L.P., a Delaware limited partnership (“KKR Lending II”); (ii) KKR Associates Lending II L.P., a Delaware limited partnership (“Associates Lending II”); (iii) KKR Lending II GP LLC, a Delaware limited liability company (“Lending II GP”); (iv) KAM Fund Advisors LLC, a Delaware limited liability company (“KAM Fund Advisors”); (v) KKR Credit Advisors

(US), LLC, a Delaware limited liability company (“KKR Credit US”); (vi) Kohlberg Kravis Roberts & Co. L.P., a Delaware limited partnership (“Kohlberg Kravis Roberts & Co.”); (vii) KKR Management Holdings L.P., a Delaware limited partnership (“KKR Management Holdings”); (viii) KKR Management Holdings Corp., a Delaware corporation (“KKR Management Holdings Corp.”); (ix) KKR Group Holdings L.P., a Cayman Islands limited partnership (“KKR Group Holdings”); (x) KKR Group Limited, a Cayman Islands limited company (“KKR Group”); (xi) KKR & Co. L.P., a Delaware limited partnership (“KKR & Co.”); (xii) KKR Management LLC, a Delaware limited liability company (“KKR Management”); (xiii) Henry R. Kravis, a United States citizen; and (xiv) George R. Roberts, a United States citizen. KKR Credit US, as an indirect investment advisor to the KKR Investors (as defined in the Schedule 13D/A), may be deemed to have the sole voting power and sole dispositive power over 10,125,410 shares. In addition, KKR Lending II may be deemed to have sole voting power and dispositive power over 4,575,673 shares. In addition, as an investment advisor to KKR Lending II and other KKR Investors, KAM Fund Advisors, a direct wholly-owned subsidiary of KKR Credit US, may be deemed to have sole voting power and sole dispositive power over 7,314,596 of the reported shares. Each of Kohlberg Kravis Roberts & Co. (as the holder of all of the outstanding equity interests in KKR Credit US), Associates Lending II (as the general partner of KKR Lending II), Lending II GP (as the general partner of Associates Lending II), KKR Management Holdings (as the sole member of KKR Lending II GP and the general partner of Kohlberg Kravis Roberts & Co.), KKR Management Holdings Corp. (as the general partner of KKR Management Holdings), KKR Group Holdings (as the sole shareholder of KKR Management Holdings Corp.), KKR Group (as the general partner of KKR Group Holdings), KKR & Co. (as the sole shareholder of KKR Group), KKR Management (as the general partner of KKR & Co.) and Messrs. Kravis and Roberts (as the designated members of KKR Management) may also be deemed to beneficially own some or all of the shares reported. The address of the principal business office of Kohlberg Kravis Roberts & Co., KKR Management Holdings, KKR Management Holdings Corp., KKR Group Holdings, KKR Group, KKR & Co., KKR Management and Mr. Kravis is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, Suite 4200, New York, NY 10019. The address of the principal business office of Mr. Roberts is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025. The address of the principal business office of KKR Credit US, KKR Lending II, Associates Lending II, Lending II GP, and KAM Fund Advisors is c/o KKR Credit Advisors (US) LLC, 555 California Street, 50th Floor, San Francisco, CA 94104.
(3)	Information is as of December 31, 2017, and is based on the Schedule 13G/A dated February 9, 2018, which was filed by Tontine Asset Associates, LLC (“Tontine”) and Jeffrey L. Gendell (“Gendell”). The address for Tontine and Gendell is 1 Sound Shore Drive, Suite 304, Greenwich, Connecticut 06830. Tontine and Gendell have shared voting and dispositive power over all of the shares shown.
(4)	Mr. Lebens was appointed to serve as a director of the Company following our 2011 Annual Meeting pursuant to the Stockholder Agreement. See the caption “Certain Relationships and Related Transactions – Stockholder Agreement” under Item 13 below.
(5)	Mr. Lonergan was appointed to serve as a director of the Company on July 1, 2010 pursuant to the Stockholder Agreement. See the caption “Certain Relationships and Related Transactions – Stockholder Agreement” under Item 13 below.
(6)	Includes 22,340 restricted stock units that vest within 60 days.
(7)	Information is as of August 30, 2017, the date of Mr. Welch’s resignation from us as an officer, as supplemented by subsequent information known to us.
(8)	Information is as of January 12, 2018, the date of Mr. New’s resignation from us.
(9)	Includes 27,340 restricted stock units that vest within 60 days.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2017, concerning shares of our common stock authorized for issuance under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)
Equity compensation plans approved by security holders	1,021,809	(1)	—	4,960,315
Equity compensation plans not approved by security holders	—		—	—

Total	1,021,809			4,960,315	(2)

(1)	Represents shares subject to restricted stock rights/units which include (a) the unearned portion of performance-based RSUs, for which performance has not yet been determined at December 31, 2017 and assuming that target level performance is achieved and (b) any service-based restricted stock rights/units.
(2)	Represents the total number of shares available for issuance under our 2017 Stock Plan pursuant to stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares or units, cash-based awards or other stock-based awards. Of the 4,960,315 shares available for issuance under our 2017 Stock Plan, all may be awarded as restricted stock, restricted stock units, performance shares or units, cash-based awards or other stock-based awards.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholder Agreement

In March 2010, in connection with the acquisition of InfrastruX Group, Inc., we entered into a Stockholder Agreement with InfrastruX Holdings, LLC (the “Investor”), which was amended in April 2011 and amended and restated in March 2015 (as amended and restated, the “Stockholder Agreement”). In February 2017, we and the Investor entered into a Stockholder Agreement Consent and Waiver (the “Consent and Waiver”). The Stockholder Agreement (i) establishes certain restrictions on transfer with respect to any shares of our common stock beneficially owned by the Investor and (ii) provides for certain corporate governance and registration rights. The Audit Committee, with Mr. Lonergan abstaining, has approved the Stockholder Agreement in compliance with the Audit Committee charter provisions for review, approval or ratification of related person transactions discussed below. The Board of Directors, with Messrs. Lebens and Lonergan abstaining, approved the Consent and Waiver.

Board of Directors. The Stockholder Agreement required that, on the closing date of the acquisition (the “Closing Date”), we would increase the size of our Board of Directors from eight to ten members, and that the Board of Directors would appoint Alan B. Levande and Daniel E. Lonergan to fill the newly created vacancies (each, an “Investor Designee” and, together with any other directors who may be designated by the Investor, the “Investor Designees”). Upon the expiration of Mr. Levande’s term at the 2011 Annual Meeting, the Board appointed Michael C. Lebens who, along with Mr. Lonergan, serve as the Investor Designees. The Investor is entitled to designate two Investor Designees as long as the Investor and any affiliate transferees of the Investor (collectively, the “Investor Group”) beneficially own all of the shares of our common stock received in connection with the acquisition (the “Initial Shares”). After such time when the Investor Group no longer beneficially owns all of the Initial Shares, the Investor will have the right to (i) two Investor Designees, as long as the Investor Group beneficially owns at least 15 percent of all shares of our common stock then outstanding, excluding any issuance of shares on or after April 1, 2011, to any former, current and future officers, directors and employees of the Company or its affiliates (“Excluded Shares”), and (ii) one Investor Designee, as long as the Investor Group beneficially owns at least five percent but less than 15 percent of all shares of our common stock then outstanding, excluding the Excluded Shares. Based on a Schedule 13D/A filing dated July 14, 2017, the Investor Group ceased to be the beneficial owner of more than five percent of our common stock on July 12, 2017. However, pursuant to the Consent and Waiver, we waived the provisions of the Stockholder Agreement insofar as they would require the immediate resignation of one or more Investor Designees as a result of the transfer of shares by the Investor Group.

Any Investor Designees who are designated by the Investor must qualify as independent directors under applicable New York Stock Exchange listing standards and federal securities laws and regulations, and any categorical standards for independence used by the Board of Directors for determining independence, and be reasonably acceptable to the Nominating/Corporate Governance Committee of the Board. For as long as the Investor is entitled to designate at least one person to the Board of Directors, the Stockholder Agreement provides that the Company will not increase or decrease the size of the Board without the approval of each Investor Designee then serving on the Board.

Voting Provisions. The Stockholder Agreement provides that, as long as the Investor Group beneficially owns at least 10 percent of all shares of our common stock then outstanding, the Investor Group will vote all of its shares of Company common stock in support of the Board of Directors’ slate of directors, and be present, in person or by proxy, at all meetings of stockholders of the Company so that all of the shares beneficially owned by the Investor Group may be counted for purposes of determining the presence of a quorum. The Investor has also agreed that no member of the Investor Group will grant any proxies with respect to the shares of our common stock owned by it, other than to us, our designee or another member of the Investor Group, or deposit any shares of our common stock into a voting trust or subject any of such shares to any similar arrangement, other than with respect to another member of the Investor Group. Based on a Schedule 13D/A filing dated July 14, 2017, the Investor Group ceased to be the beneficial owner of more than five percent of our common stock on July 12, 2017.

Standstill Provisions. Pursuant to the Stockholder Agreement, until the date that is six months after the date on which the Investor is no longer entitled to designate at least one Investor Designee, the Investor has agreed that neither it nor any member of the Investor Group will directly or indirectly acquire or agree to acquire any shares of our common stock that would result in an increase in the percentage interest held by the Investor Group above the percentage held by the Investor Group on the Closing Date. In addition, the Investor agreed that neither it nor any member of the Investor Group will take certain actions, including the solicitation of proxies to vote in any election contest with respect to the Company or initiate or induce any other person to initiate any stockholder proposal.

Transfer Restrictions. Under the Stockholder Agreement, the Investor may freely sell any of their shares, provided that, without our consent, which consent is not to be unreasonably delayed or withheld, the Investor may not sell, in one transaction or a series of related private transactions, five percent or more of the then-outstanding shares of our common stock to any one transferee or related group of transferees. Pursuant to the Consent and Waiver, for the period ending June 1, 2019, we consented to the transfer by the Investor of five percent or more of our outstanding shares to one or more transferees or related group of transferees provided that any such transfers are to one or more affiliates of the Investor or constitute an in-kind distribution of shares to the ultimate beneficial owners of the Investor or Investor Group. Based on a Schedule 13D/A filing dated July 14, 2017, the Investor Group disposed of an aggregate of 8,083,235 shares of our common stock pursuant to a distribution in kind on July 12, 2017.

Registration Rights. We have agreed to file a registration statement with the SEC which will be available for the resale of all shares of common stock acquired by the Investor in the acquisition (the “Investor Shares”). The Investor Group may elect to sell shares under such registration statement in an underwritten public offering. In addition, the Stockholder Agreement provides the Investor Group with certain “piggyback” registration rights, pursuant to which the Investor Group may elect to participate in an underwritten public offering of our common stock initiated by us or another Willbros stockholder.

Transactions with KKR Credit Advisors (US) LLC and Affiliates

On March 31, 2015, we entered into the First Amendment to the Credit Agreement (the “First Amendment”), by and among us, as borrower, certain subsidiary guarantors party thereto, the lenders party thereto (the “Lenders”), KKR Credit Advisors (US) LLC (“KKR Credit US”), as arranger, and JPMorgan Chase Bank, N.A., as administrative agent, which amends our term credit agreement dated as of December 15, 2014 (the “Term Credit Agreement”). On September 28, 2015, March 1, 2016, July 26, 2016, March 3, 2017, November 6, 2017 and March 27, 2018, we further amended the Term Credit Agreement (together with the First Amendment, the “Term Credit Agreement Amendments”). The Term Credit Agreement Amendments, among other things, suspend compliance with certain covenants for the calculation periods ending December 31, 2014 through December 31, 2017 (the “Covenant Suspension Period”) and provides that any failure by the Company to comply with such financial covenants during the Covenant Suspension Period will not be deemed to result in a default or event of default under the Term Credit Agreement. We paid $2.3 million in amendment fees during the year ended December 31, 2017. The Board of Directors, including all members of the Audit Committee, approved the Term Credit Agreement Amendments.

Term Forbearance Agreement. On March 27, 2018, we entered into a Forbearance Agreement (the “Term Forbearance Agreement”), by and between us, as borrower, the other loan parties party thereto and the lenders party thereto (the “Forbearing Lenders”). Pursuant to the Term Forbearance Agreement, each of the borrowers and guarantors acknowledged that certain defaults and events of default (“Term Specified Defaults”), have occurred and are continuing or will occur under the Term Credit Agreement, and the Forbearing Lenders have agreed to forbear from exercising their rights and remedies under the Term Credit Agreement and other loan documents that arise solely as a result of the Term Specified Defaults for a limited period expiring on the earlier of August 15, 2018 or the occurrence of any one of several specified termination events. The Board of Directors, including all members of the Audit Committee, approved the Term Forbearance Agreement.

Subscription Agreement. In consideration for the covenant relief described above and the other terms and provisions of the First Amendment, on March 31, 2015, we entered into a Subscription Agreement (the “Subscription Agreement”) for the issuance of 10,125,410 shares (the “Common Shares”) of our common stock to the subscribers listed therein (the “Subscribers”), in a private placement. The Common Shares were issued on March 31, 2015, contemporaneously with the execution of the Subscription Agreement. As a result of this transaction, the Subscribers are now considered “related persons” within the meaning of the SEC’s rules and regulations.

Board of Directors Observer and Representation Right. Pursuant to the First Amendment, the Lenders holding more than 50 percent of the sum of the aggregate principal amount of the loans outstanding under the Term Credit Agreement (the “Majority Lenders”) may designate one representative (an “Observer”) reasonably acceptable to the Nominating/Corporate Governance Committee of our Board of Directors to attend and observe (but not vote) at all meetings of the Board of Directors and any committee thereof. Additionally, upon prior written notice from the Majority Lenders to the Company and the Board of Directors, we are required to take all appropriate action under our organizational documents to expand the Board of Directors by one board seat (unless there is an existing vacancy on the Board of Directors), and to fill such new seat or existing vacancy with a designee nominated by the Majority Lenders who is reasonably acceptable to the Nominating/Corporate Governance Committee of the Board (the “Lender Designee”). If the Majority Lenders designate a Lender Designee, the Majority Lenders’ right to designate an Observer ceases while any such Lender Designee is serving as a member of the Board of Directors. If KKR Credit US and its affiliates cease to hold at least five percent of the outstanding shares or our common stock, Majority Lenders’ rights to designate an Observer or Lender Designee will terminate. The Majority Lenders have exercised their right to designate an Observer.

Registration Rights. In connection with the private placement of the Common Shares described above, on March 31, 2015, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Subscribers and KKR Credit US, as the representative of the Subscribers thereunder. If at any time we propose to register shares of common stock in connection with a public offering of common stock, we are required to use our reasonable best efforts to cause to be registered on the related registration statement all of the Common Shares that any Subscriber or permitted transferee requests to be included in such public offering (commonly referred to as “piggyback” registration rights). Additionally, the Registration Rights Agreement gives KKR Credit US “demand registration” rights, pursuant to which KKR Credit US may request that the Company file a registration statement to register the Common Shares then owned by the Subscribers (or their permitted transferees). KKR Credit US may request up to a total of four demand registrations and the value of Common Shares that may be offered for sale by the Subscribers (or their permitted transferees) in connection with any registered demand offering must be at least $5 million.

Review, Approval or Ratification of Transactions with Related Persons

Our Audit Committee Charter provides that our Audit Committee shall review and approve or ratify any transaction between us and a related person, which is required to be disclosed under the rules of the Securities and Exchange Commission. For purposes of this requirement, the terms “transaction” and “related person” have the meanings contained in Item 404 of Regulation S-K. In the course of its review and approval or ratification of a transaction, the Audit Committee will consider:

•	the nature of the related person’s interest in the transaction;

•	the material terms of the transaction;

•	the significance of the transaction to the related person;

•	the significance of the transaction to us;

•	whether the transaction would impair the judgment of a director or executive officer to act in our best interest; and

•	any other matters the Audit Committee deems appropriate.

Any Audit Committee member who is a related person with respect to a transaction under review may not participate in the deliberations or vote respecting such approval or ratification; provided, however, that such member may be counted in determining the presence of a quorum at a meeting of the Audit Committee which considers the transaction.

DIRECTOR INDEPENDENCE

The Board of Directors has affirmatively determined that each of Messrs. Gates, Lebens, Lonergan, Wedemeyer and Williams, current directors of the Company, are “independent” under the current director independence standards of the New York Stock Exchange. Mr. DiPaolo, who served as a director until his resignation on February 8, 2017, was also independent. Mr. Sluder, who served as a director until his death in April 2017, was also independent. In reaching its conclusion, the Board of Directors determined that each of those individuals met the “bright line” independence standards of the New York Stock Exchange and has no other material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). In making the determination of independence, the Board of Directors not only used the “bright line” independence standards of the New York Stock Exchange, but also considered the standard that no relationships exist between Messrs. Gates, Lebens, Wedemeyer, Williams, DiPaolo and Sluder, on the one hand, and the Company on the other, that are required to be reported under the caption “Certain Relationships and Related Transactions” in this Item 13 pursuant to the rules and regulations of the SEC. These standards are set forth as an exhibit every year to our proxy statement for our annual meeting of stockholders, which is available on our website at http://www.willbros.com. In reviewing the independence of Mr. Lonergan, the Board of Directors also took into account the existence of the Stockholder Agreement, including the consent and waiver, discussed above under the caption “Certain Relationships and Related Transactions – Stockholder Agreement” under this Item 13 and concluded that this relationship does not and will not impair the judgment of Mr. Lonergan to act in the best interests of Willbros.

Mr. Fournier is not considered to be independent because of his concurrent employment as our President and Chief Executive Officer.

Each of the current members of the Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee of our Board of Directors qualifies as an “independent” director under the current listing standards of the New York Stock Exchange.

Item 14.	Principal Accounting Fees and Services

Fees of Independent Registered Public Accounting Firms

The following table sets forth the fees we incurred for services provided by PricewaterhouseCoopers LLP (“PwC”) for 2017 and 2016. All fees are presented in the year to which they relate rather than the year in which they were billed.

	2017	2016
Audit fees	$2,055,000	$2,025,000
Audit-related fees	175,000	—
Tax fees	—	—
All other fees	2,970	2,970

Total	$2,232,970	$2,027,970

Audit fees for 2017 and 2016 consisted of professional services rendered for the audit of our annual financial statements, the audit of the effectiveness of our internal control over financial reporting and the review of quarterly financial statements. Audit fees also included fees for the issuance of auditors’ consents, assistance with and review of documents filed with the SEC, work done by tax professionals in connection with the audit and quarterly reviews and accounting consultations and research work necessary to comply with the standards of the Public Company Accounting Oversight Board.

Audit-related fees for 2017 consisted of professional services rendered in connection with the review of the new revenue recognition accounting standard, which we adopted on January 1, 2018.

Fees for all other services for 2017 and 2016 consisted of subscription fees for research software.

Audit Committee Pre-Approval Policy

It is the policy of the Audit Committee to pre-approve audit, audit-related, tax and all other services specifically described by the Audit Committee on a periodic basis up to a specified dollar amount. All other permitted services, as well as proposed services exceeding such specified dollar amount, are separately pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)    (1) Financial Statements:

Our financial statements and those of our subsidiaries and independent registered public accounting firm’s report were included under Item 8 of Part II of the Original Filing.

(2) Financial Statement Schedule:

Original Filing Page
Schedule II – Consolidated Valuation and Qualifying Accounts	106

All other schedules are omitted as inapplicable or because the required information is contained in the financial statements or included in the footnotes thereto previously included under Item 8 of Part II of the Original Filing.

(3) Exhibits:

The following documents are included as exhibits to this Amendment, and were previously filed unless otherwise indicated. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter.

2.1	Amended and Restated Asset Purchase Agreement dated November 12, 2013, by and among Elecnor Hawkeye, LLC, Hawkeye, LLC and Halpine Line Construction LLC (filed as Exhibit 2.1 to our current report on Form 8-K dated November 12, 2013, filed November 18, 2013).

2.2	Stock Purchase Agreement, dated as of March 17, 2015, by and among Novinium, Inc., Willbros Utility T&D Holdings, LLC and the Company (filed as Exhibit 2.1 to our current report on Form 8-K dated March 17, 2015, filed March 23, 2015).

2.3	Units Purchase Agreement dated as of March 31, 2015, by and among USIC Locating Services, LLC, as Purchaser, Willbros United States Holdings, Inc., as Seller, and the Company (filed as Exhibit 2.1 to our current report on Form 8-K dated March 31, 2015, filed April 3, 2015).

2.4	Amended and Restated Securities Purchase Agreement dated as of November 30, 2015, by and among TRC Solutions, Inc., as purchaser, TRC Companies, Inc., Willbros United States Holdings, Inc., as seller, and Willbros Group, Inc. (filed as Exhibit 2.1 to our current report on Form 8-K dated November 30, 2015, filed December 4, 2015).

2.5	Agreement and Plan of Merger dated as of March 27, 2018 among Primoris Services Corporation, Waco Acquisition Vehicle, Inc. and Willbros Group, Inc. (filed as Exhibit 2 to our current report on Form 8-K dated March 26, 2018, filed March 28, 2018).

3.1	Certificate of Incorporation, as amended, of Willbros Group, Inc., a Delaware corporation (filed as Exhibit 4.1 to our registration statement on Form S-3, Registration No. 333-218413, filed June 1, 2017).

3.2	Certificate of Designations of Series A Preferred Stock (filed as Exhibit 3 to our current report on Form 8-K dated June 30, 2010, filed July 7, 2010).

3.3+	Amended and Restated Bylaws of Willbros Group, Inc., a Delaware corporation.

4.1	Form of stock certificate for Common Stock, par value $0.05, of Willbros Group, Inc., a Delaware corporation (filed as Exhibit 4.1 to our report on Form 10-Q for the quarter ended March 31, 2009, filed May 7, 2009).

4.2	Amended and Restated Stockholder Agreement, dated as of March 19, 2015, by and between the Company and InfrastruX Holdings, LLC (filed as Exhibit 4.1 to our current report on Form 8-K dated March 17, 2015, filed March 23, 2015).

4.3	Registration Rights Agreement dated as of March 31, 2015, by and among the Company and the Subscribers listed on the signature pages thereto (filed as Exhibit 10.3 to our current report on Form 8-K dated March 31, 2015, filed April 3, 2015).

10.1	Loan, Security and Guaranty Agreement dated as of August 7, 2013, among certain subsidiaries of Willbros Group, Inc. party thereto, as U.S. Borrowers, Willbros Construction Services (Canada) L.P., as Canadian Borrower, and Willbros Group, Inc. and the other persons party thereto from time to time as guarantors, certain financial institutions party thereto, as Lenders, and Bank of America, N.A., as Agent, Sole Lead Arranger and Sole Bookrunner (the “ABL Credit Agreement”) (filed as Exhibit 10.2 to our report on Form 10-Q for the quarter ended September 30, 2013, filed November 6, 2013).

10.2	First Amendment to ABL Credit Agreement dated as of August 30, 2013 (filed as Exhibit 10.3 to our report on Form 10-Q for the quarter ended September 30, 2013, filed November 6, 2013).

10.3	Waiver and Second Amendment to ABL Credit Agreement dated as of April 1, 2014 (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended March 31, 2014, filed May 6, 2014).

10.4	Third Amendment to ABL Credit Agreement dated as of December 15, 2014 (filed as Exhibit 10.1 to our current report on Form 8-K dated December 15, 2014, filed December 19, 2014).

10.5	Fourth Amendment to ABL Credit Agreement dated as of September 28, 2015 (filed as Exhibit 10.2 to our current report on Form 8-K dated September 28, 2015, filed October 2, 2015).

10.6	Fifth Amendment to ABL Credit Agreement dated as of June 16, 2017 (filed as Exhibit 10 to our current report on Form 8-K dated June 16, 2017, filed June 20, 2017).

10.7	Limited Forbearance Agreement to ABL Credit Agreement dated as of March 27, 2018 (filed as Exhibit 10.1 to our current report on Form 8-K dated March 26, 2018, filed March 28, 2018).

10.8	Credit Agreement dated as of December 15, 2014, by and among Willbros Group, Inc., as borrower, certain subsidiaries, as guarantors, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and KKR Credit Advisors (US) LLC, as Sole Lead Arranger and Sole Bookrunner (filed as Exhibit 10.2 to our current report on Form 8-K dated December 15, 2014, filed December 19, 2014).

10.9	First Amendment to Credit Agreement dated as of March 31, 2015, by and among Willbros Group, Inc., as borrower, certain subsidiary guarantors party thereto, the Lenders party thereto, KKR Credit Advisors (US) LLC, as arranger, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to our current report on Form 8-K dated March 31, 2015, filed April 3, 2015).

10.10	Second Amendment to Credit Agreement dated as of September 28, 2015, by and among Willbros Group, Inc., as borrower, certain subsidiary guarantors party thereto, the Lenders party thereto, KKR Credit Advisors (US) LLC, as arranger, and JPMorgan Chase Bank, N.A. as administrative agent (filed as Exhibit 10.1 to our current report on Form 8-K dated September 28, 2015, filed October 2, 2015).

10.11	Third Amendment to Credit Agreement dated as of March 1, 2016, by and among Willbros Group, Inc., as borrower, certain subsidiary guarantors party thereto, the Lenders party thereto, KKR Credit Advisors (US) LLC, as arranger, and Cortland Capital Market Services LLC, as administrative agent (filed as Exhibit 10.9 to our report on Form 10-K for the year ended December 31, 2015, filed March 10, 2016 (the “2015 Form 10-K”)).

10.12	Fourth Amendment to Credit Agreement dated as of July 26, 2016, by and among Willbros Group, Inc., as borrower, certain subsidiary guarantors party thereto, the Lenders party thereto, KKR Credit Advisors (US) LLC, as arranger, and Cortland Capital Market Services LLC, as administrative agent (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2016, filed July 29, 2016).

10.13	Fifth Amendment to Credit Agreement dated as of March 3, 2017, by and among Willbros Group, Inc., as borrower, certain subsidiary guarantors party thereto, the Lenders party thereto, KKR Credit Advisors (US) LLC, as arranger, and Cortland Capital Market Services LLC, as administrative agent (filed as Exhibit 10.11 to our report on Form 10-K for the year ended December 31, 2016, filed March 8, 2017).

10.14	Sixth Amendment to Credit Agreement dated as of November 6, 2017, by and among Willbros Group, Inc., as borrower, certain subsidiary guarantors party thereto, the Lender party thereto, KKR Credit Advisors (US) LLC, as arranger, and Cortland Capital Market Services LLC, as administrative agent (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2017, filed November 9, 2017).

10.15	Seventh Amendment to Credit Agreement dated as of March 27, 2018 (filed as Exhibit 10 to our current report on Form 8-K dated March 27, 2018, filed March 29, 2018).

10.16	Forbearance Agreement to Credit Agreement dated as of March 27, 2018 (filed as Exhibit 10.2 to our current report on Form 8-K dated March 26, 2018, filed March 28, 2018).

10.17*	Form of Indemnification Agreement between our directors and officers and us (filed as Exhibit 10 to our report on Form 10-Q for the quarter ended June 30, 2009, filed August 6, 2009).

10.18*	Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan (filed as Exhibit 10.19 to our report on Form 10-K for the year ended December 31, 2007, filed February 29, 2008).

10.19*	Amendment Number 1 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated March 27, 2008 (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2008).

10.20*	Amendment Number 2 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated January 8, 2010 (filed as Exhibit 10.28 to our report on Form 10-K for the year ended December 31, 2009, filed March 11, 2010).

10.21*	Amendment Number 3 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated August 25, 2010 (filed as Exhibit 10.4 to our report on Form 10-Q for the quarter ended September 30, 2010, filed November 9, 2010).

10.22*	Amendment Number 4 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated March 22, 2012 (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated April 20, 2012).

10.23*	Amendment Number 5 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated May 14, 2012 (filed as Exhibit 99 to our current report on Form 8-K dated May 14, 2012, filed May 14, 2012).

10.24*	Amendment Number 6 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated August 23, 2012 (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended September 30, 2012, filed November 9, 2012).

10.25*	Amendment Number 7 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated March 20, 2014 (filed as Exhibit C to our Proxy Statement for Annual Meeting of Stockholders dated April 15, 2014).

10.26*	Amendment Number 8 to Willbros Group, Inc. Amended and Restated 2006 Director Restricted Stock Plan dated November 5, 2015 (filed as Exhibit 10.37 to the 2015 Form 10-K).

10.27*	Assumption and General Amendment of Employee Stock Plan and Directors’ Stock Plans and General Amendment of Employee Benefit Programs of Willbros Group, Inc. dated March 3, 2009, between Willbros Group, Inc., a Republic of Panama corporation, and Willbros Group, Inc., a Delaware corporation (filed as Exhibit 10.2 to our current report on Form 8-K dated March 3, 2009, filed March 4, 2009).

10.28*	Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 23, 2010).

10.29*	Amendment Number 1 to Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan dated March 22, 2012 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 20, 2012).

10.30*	Amendment Number 2 to Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan dated April 4, 2014 (filed as Exhibit B to our Proxy Statement for Annual Meeting of Stockholders dated April 15, 2014).

10.31*	Form of Restricted Stock Award Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.3 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.32*	Form of Restricted Stock Units Award Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.4 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.33*	Form of Phantom Stock Units Award Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.5 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.34*	Form of Non-Qualified Stock Option Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.6 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.35*	Form of Incentive Stock Option Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.7 to our current report on Form 8-K dated September 20, 2010, filed September 22, 2010).

10.36*	Form of Performance-Based Restricted Stock Units Award Agreement under the Willbros Group, Inc. 2010 Stock and Incentive Compensation Plan (filed as Exhibit 10.3 to our report on Form 10-Q for the quarter ended June 30, 2011, filed August 2, 2011).

10.37*	Willbros Group, Inc. 2017 Stock and Incentive Compensation Plan (filed as Exhibit C to our Proxy Statement for the Annual Meeting of Stockholders dated April 27, 2017).

10.38*	Form of Restricted Stock Award Agreement (time-based employees) under the 2017 Stock Plan (filed as Exhibit 10.1 to the Company’s current report on Form 8-K dated June 1, 2017, filed June 1, 2017).

10.39*	Form of Restricted Stock Award Agreement (non-employee directors) under the 2017 Stock Plan (filed as Exhibit 10.2 to the Company’s current report on Form 8-K dated June 1, 2017, filed June 1, 2017).

10.40*	Form of Restricted Stock Units Award Agreement (time-based employees) under the 2017 Stock Plan (filed as Exhibit 10.3 to the Company’s current report on Form 8-K dated June 1, 2017, filed June 1, 2017).

10.41*	Form of Restricted Stock Units Award Agreement (performance-based employees) under the 2017 Stock Plan (filed as Exhibit 10.4 to the Company’s current report on Form 8-K dated June 1, 2017, filed June 1, 2017).

10.42*	Willbros Group, Inc. 2010 Management Severance Plan for Executives (filed as Exhibit 10.40 to our report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011).

10.43*	Willbros Group, Inc. Management Severance Plan for Executives - Canada (filed as Exhibit 10.49 to our report on Form 10-K for the year ended December 31, 2014, filed March 31, 2015).

10.44*	First Amendment to Willbros Group, Inc. Management Severance Plan for Executives - Canada dated November 5, 2015 (filed as Exhibit 10.50 to the 2015 Form 10-K).

10.45*	Waiver letter dated November 5, 2015, between Willbros Group, Inc. and Michael J. Fournier (filed as Exhibit 10.51 to the 2015 Form 10-K).

10.46*	Willbros Group, Inc. 2010 Management Severance Plan for Senior Management (filed as Exhibit 10.61 to the 2015 Form 10-K).

10.47*	Willbros Group, Inc. Management Severance Plan for Senior Management - Canada (filed as Exhibit 10.52 to the 2015 Form 10-K).

10.48*	Amended and Restated Management Incentive Compensation Program (Effective May 23, 2011) (filed as Exhibit 10.1 to our report on Form 10-Q for the quarter ended June 30, 2011, filed August 2, 2011).

10.49	Subscription Agreement dated as of March 31, 2015, by and among the Company and the Subscribers listed on Schedule A thereto (filed as Exhibit 10.2 to our current report on Form 8-K dated March 31, 2015, filed April 3, 2015).

21+	Subsidiaries.

23.1+	Consent of PricewaterhouseCoopers LLP.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3°	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (amended filing).

31.4°	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (amended filing).

32.1+	Certification of Chief Executive Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 USC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
+	Incorporated by reference to the corresponding exhibit in the Original Filing.
°	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLBROS GROUP, INC.

Date: April 30, 2018	By:	/s/ Michael J. Fournier
Michael J. Fournier
President and Chief Executive Officer