Form 10-Q
period 2018-03-31
Willbros Group, Inc.\NEW\
filed 2018-05-09
CIK 1449732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.05 par value, outstanding as of May 7, 2018 was 63,219,047.

WILLBROS GROUP, INC.
FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2018

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$21,364	$33,472
Accounts receivable, net	134,560	142,192
Contract cost and recognized income not yet billed	21,615	13,992
Prepaid expenses and other current assets	24,405	20,760
Parts and supplies inventories	2,432	1,152
Assets held for sale	1,604	1,804
Assets associated with discontinued operations	336	324
Total current assets	206,316	213,696
Property, plant and equipment, net	24,776	30,113
Intangible assets, net	63,950	67,181
Restricted cash	40,473	40,367
Other long-term assets	13,524	12,520
Total assets	$349,039	$363,877
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$141,884	$138,161
Contract billings in excess of cost and recognized income	9,346	17,814
Current maturities of long-term debt	116,857	105,175
Short-term borrowings under revolving credit facility	23,045	28,108
Accrued income taxes	320	310
Other current liabilities	6,200	6,056
Liabilities held for sale	—	865
Current liabilities associated with discontinued operations	1,028	1,091
Total current liabilities	298,680	297,580
Long-term liabilities for unrecognized tax benefits	612	603
Other long-term liabilities	33,780	33,093
Long-term liabilities associated with discontinued operations	794	893
Total liabilities	333,866	332,169
Contingencies and commitments (Note 13)
Stockholders’ equity:
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.05 per share, 105,000,000 shares authorized and 65,613,565 shares issued at March 31, 2018 (65,598,095 at December 31, 2017)	3,272	3,271
Additional paid-in capital	752,640	752,117
Accumulated deficit	(723,081)	(706,116)
Treasury stock at cost, 2,406,051 shares at March 31, 2018 (2,361,343 at December 31, 2017)	(15,729)	(15,702)
Accumulated other comprehensive loss	(1,929)	(1,862)
Total stockholders’ equity	15,173	31,708
Total liabilities and stockholders’ equity	$349,039	$363,877
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Contract revenue	$200,980	$163,900
Contract costs	193,294	162,219
Contract income	7,686	1,681
Amortization of intangibles	2,399	2,417
General and administrative	13,475	14,051
Gain on sale of assets	(6,080)	(696)
Other charges	8,365	762
Operating loss	(10,473)	(14,853)
Interest expense	(6,528)	(3,488)
Interest income	8	8
Other, net	37	(3)
Loss from continuing operations before income taxes	(16,956)	(18,336)
Benefit for income taxes	(221)	(600)
Loss from continuing operations	(16,735)	(17,736)
Loss from discontinued operations net of provision for income taxes	(230)	(31)
Net loss	$(16,965)	$(17,767)
Basic loss per share attributable to Company shareholders:
Loss from continuing operations	$(0.27)	$(0.29)
Loss from discontinued operations	—	—
Net loss	$(0.27)	$(0.29)
Diluted loss per share attributable to Company shareholders:
Loss from continuing operations	$(0.27)	$(0.29)
Loss from discontinued operations	—	—
Net loss	$(0.27)	$(0.29)
Weighted average number of common shares outstanding:
Basic	62,404,906	61,829,768
Diluted	62,404,906	61,829,768
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(16,965)	$(17,767)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(343)	219
Changes in derivative financial instruments	276	267
Total other comprehensive income (loss) net of tax	(67)	486
Total comprehensive loss	$(17,032)	$(17,281)
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(16,965)	$(17,767)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	230	31
Depreciation and amortization	4,315	5,037
Stock-based compensation	524	906
Amortization of debt issuance costs	718	410
Non-cash interest expense	1,316	517
Provision (benefit) for deferred income taxes	—	(31)
Gain on sale of assets	(6,080)	(696)
Provision for bad debt	16	44
Changes in operating assets and liabilities:
Accounts receivable, net	7,115	92
Contract cost and recognized income not yet billed	(7,655)	(5,162)
Prepaid expenses and other current assets	(3,694)	(206)
Accounts payable and accrued liabilities	3,593	9,972
Accrued income taxes	10	80
Contract billings in excess of cost and recognized income	(8,474)	2,724
Assets held for sale	—	(8,670)
Liabilities held for sale	—	9,748
Other assets and liabilities, net	(908)	(714)
Cash used in operating activities from continuing operations	(25,939)	(3,685)
Cash used in operating activities from discontinued operations	(404)	(240)
Cash used in operating activities	(26,343)	(3,925)
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	7,848	1,094
Proceeds from sale of subsidiary	2,500	950
Purchases of property, plant and equipment	(385)	(493)
Cash provided by investing activities from continuing operations	9,963	1,551
Cash provided by (used in) investing activities from discontinued operations	—	—
Cash provided by investing activities	9,963	1,551
Cash flows from financing activities:
Proceeds from revolving credit facility	72	—
Proceeds from Initial First-Out Loan	10,000	—
Payments on revolving credit facility	(5,000)	—
Cost of debt issuance	(528)	(2,306)
Payments to reacquire common stock	(27)	(148)
Cash provided by (used in) financing activities from continuing operations	4,517	(2,454)
Cash provided by (used in) financing activities from discontinued operations	—	—
Cash provided by (used in) financing activities	4,517	(2,454)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(139)	86
Net decrease in cash, cash equivalents and restricted cash	(12,002)	(4,742)
Cash, cash equivalents and restricted cash at beginning of period	73,839	81,626
Cash, cash equivalents and restricted cash at end of period	$61,837	$76,884
Supplemental disclosures of cash flow information:
Cash paid for interest (including discontinued operations)	$3,786	$2,629
Cash paid for income taxes (including discontinued operations)	$7	$10
See accompanying notes to condensed consolidated financial statements.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Company Description and Financial Condition
Company Description
Willbros Group, Inc. a Delaware corporation, and its subsidiaries (the “Company,” “Willbros” or “WGI”) is a specialty energy infrastructure contractor serving the oil and gas and power industries with offerings that primarily include construction, maintenance and facilities development services. The Company’s principal markets for continuing operations are the United States and Canada. The Company obtains its work through competitive bidding and negotiations with prospective clients. Contract values range from several thousand dollars to several hundred million dollars, and contract durations range from a few weeks to more than two years.
Business Segments
The Company has three reportable segments: Utility T&D, Canada and Oil & Gas.
The Utility T&D segment provides a wide range of services in electric and natural gas transmission and distribution, including comprehensive engineering, procurement, maintenance and construction, repair and restoration of utility infrastructure. These services include engineering, design, installation, maintenance, procurement and repair of electrical transmission, distribution, substation, wireless and gas distribution systems. The Company’s Utility T&D segment conducts projects ranging from small engineering and consulting projects to multi-million dollar turnkey distribution, substation and transmission line projects, including those required for renewable energy facilities.
On March 5, 2018, Oncor, the Company’s largest customer in the Utility T&D segment, notified the Company of its election to extend its alliance agreement under the terms and conditions currently in effect, through December 31, 2019.
The Company’s Canada segment provides construction, maintenance and fabrication services, including integrity and supporting civil work, pipeline construction, general mechanical and facility construction, American Petroleum Institute (“API”) storage tanks, general and modular fabrication, along with electrical and instrumentation projects serving the Canadian energy and water industries.
The Company’s Oil & Gas segment provides construction, maintenance and lifecycle extension services to the midstream markets. These services include facilities construction such as tank terminals, pump stations, flow stations, gas compressor stations and metering stations, as well as small-diameter midstream pipeline construction, integrity construction and system maintenance.
On January 2, 2018, the Company sold its tank services business, which was historically included in its Oil & Gas segment, to ATS Group, Inc. (“ATS”) for a $3.0 million purchase price subject to working capital and other adjustments. In connection with this transaction, the Company received cash proceeds of $2.5 million and recorded a net gain on sale of $1.0 million, which is included in the line item “Gain on sale of assets” in the Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2018. See Note 5 – Assets Held for Sale for more information.
On January 9, 2018, the Company entered into an Asset Purchase Agreement to sell assets comprising its mainline pipeline construction business (the “Asset Purchase Agreement”), which was historically included in its Oil & Gas segment, to WB Pipeline, LLC, an affiliate of Meridien Energy, LLC. (“Meridien”). For more information, see the subsection “Sale of Mainline Pipeline Construction Business” below.
Merger Agreement
On March 27, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Primoris Services Corporation (“Primoris”) and Waco Acquisition Vehicle, Inc., a wholly-owned subsidiary of Primoris (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will be merged into the Company, and the Company will become a wholly owned subsidiary of Primoris. The Merger Agreement includes customary representations, warranties and covenants. Primoris will pay $0.60 per share for all of the Company’s outstanding common stock. The Merger Agreement is expected to close in the second quarter of 2018, subject to satisfaction of customary closing conditions, including approval of the Merger Agreement by the requisite vote of the Company’s stockholders. Upon termination of the Merger Agreement in certain circumstances, the Company is obligated to pay Primoris a termination fee of $4.3 million and, in certain other circumstances, a termination fee of $8.0 million.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Company Description and Financial Condition (continued)

Term Forbearance Agreement
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
Seventh Amendment to the 2014 Term Credit Agreement
On March 27, 2018, the Company amended the 2014 Term Credit Agreement pursuant to a Seventh Amendment among the Company, as borrower, the guarantors from time to time party thereto, Primoris as initial first-out lender, the lenders from time to time party thereto and Cortland Capital Market Services LLC, as administrative agent (the “Seventh Amendment”). Under the terms of the Seventh Amendment, Primoris provided the Company with an additional term loan in an amount equal to $10.0 million (the “Initial First-Out Loan”) that was drawn in full on March 30, 2018 and bears the same maturity date as the aggregate outstanding principal balance of the Company’s 2014 Term Loan Facility.
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
Going Concern
In 2017, the Company incurred significant operating losses, cash outflows from operating activities and a net working capital deficiency. These significant operating losses continued to generate negative cash outflows in the first quarter of 2018. The Company is not in compliance with the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the quarterly period ended March 31, 2018 and does not expect to be in compliance with the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio under the 2014 Term Credit Agreement for the next twelve months, primarily due to these significant operating losses. In addition, the Company is currently not in compliance with certain other provisions under the 2014 Term Credit Agreement and the 2013 ABL Credit Facility, which expires on August 7, 2018. Absent the temporary forbearance provided under the Term Forbearance Agreement and the ABL Forbearance Agreement, all of the Company’s debt obligations would become due under the default provisions in the 2014 Term Credit Agreement and the 2013 ABL Credit

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Company Description and Financial Condition (continued)

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
In consideration of the above facts and circumstances, at March 31, 2018, the Company has classified all of its debt obligations as current, which has caused its current liabilities to far exceed its current assets since such date. These debt obligations, net of unamortized discount and debt issuance costs, approximate $139.9 million at March 31, 2018.
Sale of Mainline Pipeline Construction Business
On January 9, 2018, the Company entered into an Asset Purchase Agreement to sell assets comprising its mainline pipeline construction business to Meridien. The Asset Purchase Agreement, among other things, states that funding will occur in various stages in 2018 and in conjunction with the completed valuation of the assets and final approval by Meridien.
In connection with the Asset Purchase Agreement, the Company recorded a gain on sale of $4.4 million, which is included in the line item “Gain on sale of assets” in the Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2018. The remaining assets associated with the Asset Purchase Agreement are classified as “Assets held for sale” in the Company’s Condensed Consolidated Balance Sheet at March 31, 2018. See Note 5 – Assets Held for Sale for more information.
In addition, as part of the Asset Purchase Agreement, the Company retained the three mainline pipeline construction projects associated with its mainline pipeline construction business through completion. Two of these projects have reached mechanical completion with an existing letter of credit returned in the first quarter of 2018. The remaining right-of-way restoration and other clean-up activities associated with these projects are expected to be completed by the end of the third quarter of 2018.
With respect to the remaining mainline pipeline construction project, in the first quarter of 2018, the Company reached an agreement with the customer to mutually conclude the remaining work. In addition, the agreement releases the Company from further liability at the completion of the project. As such, the Company has withdrawn and released any outstanding change orders or claims associated with the project.
2. Basis of Presentation
Condensed Consolidated Financial Information
The accompanying Condensed Consolidated Balance Sheet as of March 31, 2018, which has been derived from audited Consolidated Financial Statements, and the unaudited Condensed Consolidated Financial Statements as of March 31, 2018 and 2017, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. However, the Company believes the presentations and disclosures herein are adequate to make the information not misleading. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company’s December 31, 2017 audited Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
In the opinion of management, the unaudited Condensed Consolidated Financial Statements reflect all recurring adjustments necessary to fairly state the financial position as of March 31, 2018, and the results of operations and cash flows of the Company for all interim periods presented. The results of operations and cash flows for the three months ended March 31, 2018 are not necessarily indicative of the operating results and cash flows to be achieved for the full year.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Basis of Presentation (continued)

Use of Estimates and Assumptions
The Condensed Consolidated Financial Statements include certain estimates and assumptions made by management. These estimates and assumptions relate to the reported amounts of assets and liabilities at the dates of the Condensed Consolidated Financial Statements and the reported amounts of revenue and expense during those periods. Significant items subject to such estimates and assumptions include revenue recognition over time, including estimates of progress towards completion and estimates of gross profit or loss accrual on contracts in progress; tax accruals and certain other accrued liabilities; quantification of amounts recorded for contingencies; valuation allowances for accounts receivable and deferred income tax assets; and the carrying amount of property, plant and equipment, goodwill and intangible assets. The Company bases its estimates on historical experience and other assumptions it believes to be relevant under the circumstances. Actual results could differ from those estimates.
The Company’s contract income was negatively impacted by $2.7 million for the three months ended March 31, 2018 as a result of changes in contract estimates related to projects that were in progress at December 31, 2017. The Company’s contract income was negatively impacted by $0.6 million for the three months ended March 31, 2017 as a result of changes in contract estimates related to projects that were in progress at December 31, 2016. These changes in contract estimates are primarily attributed to, among other things, changes in estimated costs for certain individually immaterial projects as they progress to completion; the realization of change orders related to work previously performed; and other changes in events, facts and circumstances during the period in which the estimate was revised.
Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. These reclassifications relate to the breakout of the line item “Gain on sale of assets” in the Company’s Condensed Consolidated Statements of Operations.
Change in Presentation
In the second quarter of 2017, the Company adopted a change in presentation on its Condensed Consolidated Statements of Operations in order to present a “Contract income” line item that is consistent with its peers. “Contract income” is defined as contract revenue less contract costs (which is inclusive of both direct and indirect costs). Previously reported information has been modified to conform to this new presentation.
3. New Accounting Standards
Recently Adopted Accounting Standards
In May 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-09, which clarifies when a change to the terms or conditions of a share-based payment award should be accounted for as a modification. An entity should account for the effects of a modification unless the fair value, vesting conditions and classification, as an equity instrument or a liability instrument, of the modified award are the same before and after a change to the terms or conditions of the share-based payment award. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. This standard did not impact the Company’s Condensed Consolidated Financial Statements.
In November 2016, the FASB issued ASU 2016-18, which requires a reporting entity to include restricted cash and restricted cash equivalents in its cash and cash-equivalent balances presented in the entity’s statement of cash flows. A reconciliation between the statement of financial position and the statement of cash flows must be disclosed when the balance sheet includes more than one line item for cash, cash equivalents, restricted cash and restricted cash equivalents. Transfers between non-restricted and restricted cash should not be presented as cash flow activities in the statement of cash flows. Furthermore, an entity with a material restricted cash balance must disclose information regarding the nature of the restrictions. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company adopted this standard in the first quarter of 2018. See the Company’s Condensed Consolidated Statements of Cash Flows for more information.
In October 2016, the FASB issued ASU 2016-16, which requires a reporting entity to recognize the tax expense from the sale of an asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. The new guidance does not apply to intra-entity transfers of inventory, and the income tax

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. New Accounting Standards (continued)

consequences from the sale of inventory from one member of a consolidated entity to another will continue to be deferred until the inventory is sold to a third party. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. This standard did not impact the Company’s Condensed Consolidated Financial Statements.
In August 2016, the FASB issued ASU 2016-15, which provides specific guidance for cash flow classifications of cash payments and receipts to reduce the diversity of treatment of such items. The standard is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods with early adoption permitted. This standard did not impact the Company’s Condensed Consolidated Financial Statements.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (ASC 606)” as modified by subsequently issued ASUs 2015-14, 2016-08, 2016-10, 2016-12 and 2016-20, 2017-13 and 2017-14. ASC 606 supersedes the revenue recognition requirements in “Revenue Recognition (ASC 605)” and requires entities to recognize revenue when control of the promised goods or services are transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods and services. The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective transition method. See Note 4 – Revenue for more information.
Accounting Standards Not Yet Adopted
In February 2018, the FASB issued ASU 2018-02, which provides that the stranded tax effects from the Tax Cuts and Jobs Act on the balance of other comprehensive earnings may be reclassified to retained earnings. The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with an option to adopt early. The Company does not expect this standard to have a material impact on its Condensed Consolidated Financial Statements.
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Revenue
Adoption of ASC 606, “Revenue from Contracts with Customers”
On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. No adjustment to beginning 2018 retained earnings was recorded as a result of the Company’s adoption.
Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with ASC 605.
For the first quarter of 2018, the difference between the Company’s financial results due to the application of ASC 606 on the Company’s contracts and the financial results if such contracts had been reported under ASC 605 was not material.
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company elected to present amounts collected from customers for sales and other taxes net of the related amounts remitted. Therefore, such amounts are excluded from the determination of the transaction price.
The majority of the Company’s revenue is derived from long-term contracts and programs that can range from a few weeks to more than two years. The majority of these contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. For contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation using its best estimate of the standalone selling price of each distinct good or service in the contract.
The primary method used to estimate standalone selling price is the expected cost plus a margin approach. Under this method, the Company forecasts its expected costs of satisfying a performance obligation and then adds an appropriate margin for that distinct good or service. The Company’s performance obligations are satisfied over time as work progresses; therefore, substantially all its revenue in all of its segments is recognized over time. Customer contracts include a standard assurance warranty clause.
A portion of the Company’s revenue from goods and services transferred to customers is recognized over time using an input method (i.e. costs incurred to date relative to total estimated costs at completion) to measure progress to completion due to Company performance creating or enhancing an asset that the customer controls. Contract costs include labor, material and overhead. The remainder of the Company’s revenue from goods and services transferred to customers is recognized over time using an output method (i.e. units delivered or time units elapsed or a combination thereof). This method faithfully depicts the Company’s performance since it directly measures the value of the goods and services transferred to the customer and although not common, revenue is adjusted for any material unrecognized performed service. The Company incurs contract costs to fulfill performance obligations as an expense when recognizing revenue for services transferred to customers.
Additionally, as a practical expedient, the Company does not adjust the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.
At March 31, 2018, the Company had remaining performance obligations (“RPOs”) of $340.7 million. The Company expects to recognize approximately 69.8 percent of its RPOs at March 31, 2018 as revenue within the next twelve months with the remainder expected to be recognized by December 31, 2019.
Contract Estimates
A number of factors relating to the Company’s business affect the recognition of contract revenue. The Company typically structures contracts as unit-price, time and materials, fixed-price, cost plus fixed fee or a combination of fixed price and unit rates. The Company believes that its operating results should be evaluated over a time period during which major contracts in progress are completed and change orders, cost recoveries and other claims are negotiated and realized. Revenue from unit-price and time and materials contracts is recognized as delivered and earned.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Revenue (continued)

Revenue for fixed-price and cost plus fixed fee contracts is recognized using the cost to cost input method. Under this method, estimated contract income and resulting revenue is generally accrued based on costs incurred to date as a percentage of total estimated costs, taking into consideration physical completion. Total estimated costs, and thus contract income, are impacted by changes in productivity, scheduling, unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, client needs, client delays in providing permits and approvals, labor availability, governmental regulation and politics may affect the progress of a project’s completion and thus the estimated amount and timing of revenue recognition.
Shipping, handling & fulfillment activities are costs to fulfill the promise to transfer goods and services to the Company’s customers. The Company generally does not recognize income on a fixed-price contract until the contract is approximately five to ten percent complete, depending upon the nature of the contract. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined.
Contract modifications are routine in the performance of the Company’s contracts. Contracts are often modified to account for changes in the contract specifications or requirements. In most instances, contract modifications are for goods and services that are not distinct, and therefore, are accounted for as part of the existing contract.
The Company considers unapproved change orders to be contract variations on which the Company has customer approval for scope change but not for price associated with that scope change. Costs associated with unapproved change orders are included in the estimated cost to complete the contracts and are expensed as incurred. The Company recognizes revenue equal to cost incurred on unapproved change orders when realization of price approval is probable and the amount is estimable. Revenue recognized on unapproved change orders is included in “Contract cost and recognized income not yet billed” on the Condensed Consolidated Balance Sheets. Revenue recognized on unapproved change orders is subject to adjustment in subsequent periods to reflect the changes in estimates or final agreements with customers.
The nature of the Company’s contracts gives rise to several types of variable consideration, including claims, incentives and volume discounts. The Company considers claims to be amounts that the Company seeks or will seek to collect from customers or others for customer-caused changes in contract specifications or design, or other customer-related causes of unanticipated additional contract costs on which there is no agreement with customers on both scope and price changes. Revenue from claims is recognized when agreement is reached with customers as to the value of the claims, which in some instances may not occur until after completion of work under the contract. Costs associated with claims are included in the estimated costs to complete the contracts and are expensed when incurred. Certain fixed-price and cost plus fixed fee contracts include, or are amended to include, incentive bonus amounts, contingent on accomplishing a stated milestone. Revenue attributable to incentives is recognized when the risk and uncertainty surrounding the achievement of the milestone have been removed.
To the extent variable consideration is material, it can be estimated by either using an expected value method using probability weighting or using the most likely amount based on the single most likely amount that best predicts the amount of considerations to which the Company will be entitled based on the terms of the contract.
As a significant change in one or more of these estimates could affect the profitability of its contracts, the Company reviews and updates the contract-related estimates regularly. The Company recognizes adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate.
Contract Balances and Accounts Receivable
The timing of revenue recognition, billings and cash collections results in unbilled accounts receivables, contract assets and contract liabilities on the Company’s Condensed Consolidated Balance Sheets and are recorded on a contract-by-contract basis. Contract cost and recognized income not yet billed on uncompleted contracts (“contract assets”) arise when recorded revenues for a contract exceed the amounts billed under the terms of the contracts. These contract assets are recorded as receivables when the rights become unconditional. Contract billings in excess of cost and recognized income (“contract liabilities”) arise when billed amounts exceed revenues recorded. These contract liabilities primarily relate to the advance consideration received for customer contracts.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Revenue (continued)

Contract assets and liabilities as of March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31, 2018	December 31, 2017
Cost incurred on contracts in progress	$472,232	$445,029
Recognized income	(20,699)	(14,536)
	451,533	430,493
Progress billings and advance payments	(439,264)	(434,315)
	$12,269	$(3,822)
Contract cost and recognized income not yet billed (contract assets)	$21,615	$13,992
Contract billings in excess of cost and recognized income (contract liabilities)	(9,346)	(17,814)
Net contract assets (liabilities)	$12,269	$(3,822)
The increase from a net contract liability to a net contract asset at March 31, 2018, is primarily driven by revenue recognized upon satisfaction of performance obligations, partially offset by cash payments received or due in advance of satisfying performance obligations. Changes in the contract asset and liability balances during the three-month period ended March 31, 2018, were not materially impacted by any other factors, other than revenue recognition and billings.
Contract cost and recognized income not yet billed includes $1.6 million and $0.5 million at March 31, 2018 and December 31, 2017, respectively, on completed contracts.
For the three months ended March 31, 2018, $16.4 million of revenue was recognized during the period that was included in the contract liability balance at January 1, 2018.
The Company’s payment terms vary by the type and location of its customer and the type of services offered. The term between invoicing and when payment is due is not significant. Although uncommon, to the extent material, the Company includes a significant financing component in the transaction price at contract inception when it expects the period between customer payment and transfer of control of the promised goods or services to exceed one year.
The balances billed but not paid by customers pursuant to retainage provisions in certain contracts are generally due upon completion of the contracts and acceptance by the customer. Based on the Company’s contract terms in recent years, the majority of the retainage balances at each balance sheet date are expected to be collected within the next 12 months. Current retainage balances at March 31, 2018 and December 31, 2017, were approximately $22.8 million and $26.1 million, respectively, and are included in “Accounts receivable, net” in the Condensed Consolidated Balance Sheets. There were $0.3 million and no retainage balances with settlement dates beyond the next 12 months at March 31, 2018 and December 31, 2017, respectively.
As of March 31, 2018 and December 31, 2017, accounts receivables related to products and services were $133.9 million and $141.3 million, respectively. For the three months ended March 31, 2018, the Company had an immaterial amount of bad debt expense.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Revenue (continued)

Disaggregation of Revenue
The following table presents the Company’s disaggregated revenue for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017 (1)
Utility T&D
Transmission and substation services	$42,426	$48,593
West distribution services	27,603	29,438
East distribution services	18,752	24,101
Southeast distribution services	15,181	6,735
Engineering services	4,428	3,591
Other	4,222	3,050
Total Utility T&D	$112,612	$115,508

Canada
Construction and maintenance services	$17,289	$18,138
Facilities and tank services	5,053	1,983
Project and specialty services	2,969	5,874
Other	492	(35)
Total Canada	$25,803	$25,960

Oil & Gas
Facilities construction services	$42,015	$3,595
Small-diameter midstream pipeline construction services	3,281	2,478
Mainline pipeline construction services	11,723	5,340
Tank services	5,620	10,626
Integrity construction services	—	393
Total Oil & Gas	$62,639	$22,432

Eliminations	$(74)	$—

Contract revenue (2)	$200,980	$163,900
(1) Prior period amounts have not been adjusted under the modified retrospective method.
(2) See Note 12 – Segment Information for additional information.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Assets Held for Sale
Components of assets held for sale as of March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31, 2018	December 31, 2017
Accounts receivable, net	$—	$490
Contract cost and recognized income not yet billed	—	234
Prepaid expenses and other assets	—	36
Parts and supplies inventories	—	409
Property, plant and equipment, net	1,604	375
Intangible assets, net	—	260
Total assets held for sale	$1,604	$1,804

Accounts payable and accrued liabilities	$—	$100
Contract billings in excess of cost and recognized income	—	765
Total liabilities held for sale	$—	$865
The Company, as part of its ongoing strategic evaluation, made the decision to offer the sale of its tank services business, which is included in the Company’s Oil & Gas segment, to an outside party. At December 31, 2017, the tank services business was classified as held for sale, as it was being actively marketed, expected to sell within one year and measured at the lower of carrying value or fair value less costs to sell.
On January 2, 2018, the Company sold its tank services business to ATS for a $3.0 million purchase price subject to working capital and other adjustments. Certain contracts and other working capital associated with the tank services business were retained by the Company and not included in the sale to ATS. In connection with this transaction, the Company recorded a gain on sale of $1.0 million, which is included in the line item “Gain on sale of assets” in the Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2018.
On January 9, 2018, the Company entered into an Asset Purchase Agreement to sell assets comprising its mainline pipeline construction business to Meridien. The Asset Purchase Agreement, among other things, states that funding will occur in various stages in 2018 and in conjunction with the completed valuation of the assets and final approval by Meridien. In connection with the Asset Purchase Agreement, the Company recorded a gain on sale of $4.4 million, which is included in the line item “Gain on sale of assets” in the Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2018. The remaining assets associated with the Asset Purchase Agreement are expected to be sold to Meridien in the second quarter of 2018 and are measured at the lower of carrying value or fair value less costs to sell. These assets are classified as “Assets held for sale” in the Company’s Condensed Consolidated Balance Sheet at March 31, 2018.
6. Intangible Assets
At March 31, 2018, the Company’s intangible assets with finite lives include customer relationships and trade names within the Utility T&D segment. The changes in the carrying amounts of intangible assets for the three months ended March 31, 2018 are detailed below (in thousands):

	Customer Relationships	Trademark / Tradename	Total
Balance as of December 31, 2017	$64,503	$2,678	$67,181
Amortization	(2,131)	(268)	(2,399)
Disposal	(832)	—	(832)
Balance as of March 31, 2018	$61,540	$2,410	$63,950
Weighted average remaining amortization period	7.3 years	2.3 years
Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 15 years.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Intangible Assets (continued)

Estimated amortization expense for the remainder of 2018 and each of the subsequent five years and thereafter is as follows (in thousands):

Fiscal year:
Remainder of 2018	$7,169
2019	9,559
2020	9,027
2021	8,489
2022	8,489
2023	8,489
Thereafter	12,728
Total amortization	$63,950
7. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities as of March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31, 2018	December 31, 2017
Trade accounts payable	$71,102	$54,414
Payroll and payroll liabilities	13,027	12,185
Accrued contract costs	39,555	52,847
Self-insurance accrual	6,850	6,601
Other accrued liabilities	11,350	12,114
Total accounts payable and accrued liabilities	$141,884	$138,161
Accrued contract costs includes $5.0 million and $12.2 million at March 31, 2018 and December 31, 2017, respectively, related to provisions on loss projects.
The self-insurance accrual includes $6.9 million and $6.6 million of short-term liabilities at March 31, 2018 and December 31, 2017, respectively. The remaining $17.9 million and $17.2 million of the self-insurance accrual is included within “Other long-term liabilities” on the Condensed Consolidated Balance Sheet at March 31, 2018 and the Consolidated Balance Sheet at December 31, 2017, respectively.
8. Debt Obligations
The Company’s debt obligations as of March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31, 2018	December 31, 2017
Aggregate outstanding principal balance, 2014 Term Loan Facility	$107,224	$107,224
Aggregate outstanding principal balance, Initial First-Out Loan	10,000	—
Repayment fee, 2014 Term Loan Facility	9,650	9,650
Unamortized discount – repayment fee, 2014 Term Loan Facility	(6,195)	(7,235)
Unamortized debt issuance costs, 2014 Term Loan Facility	(3,822)	(4,464)
Revolver borrowings, 2013 ABL Credit Facility	23,045	28,108
Total debt obligations, net of unamortized discount and debt issuance costs	$139,902	$133,283

Current maturities of long-term debt	$116,857	$105,175
Short-term borrowings under revolving credit facility	23,045	28,108
Total debt obligations, net of unamortized discount and debt issuance costs	$139,902	$133,283

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Debt Obligations (continued)

2014 Term Loan Facility
On December 15, 2014, the Company entered into the 2014 Term Credit Agreement among the Company, certain of its subsidiaries, as guarantors, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. Cortland Capital Market Services LLC currently serves as administrative agent under the 2014 Term Credit Agreement.
Principal, Interest and Maturity
The 2014 Term Credit Agreement initially provided for a five-year $270.0 million term loan facility (the “2014 Term Loan Facility”), which the Company drew in full on the effective date of the 2014 Term Credit Agreement. Effective November 6, 2017, the Company amended the 2014 Term Credit Agreement pursuant to a Sixth Amendment (the “Sixth Amendment”). The Sixth Amendment, among other things, provides for an additional term loan in an amount equal to $15.0 million, which is pari passu in right of payment with, and secured on a pari passu basis with the aggregate outstanding principal balance of the Company’s 2014 Term Loan Facility. The additional term loan was drawn in full on November 17, 2017 (the “Sixth Amendment Funding Date”) and bears the same maturity date as the aggregate outstanding principal balance of the Company’s 2014 Term Loan Facility. At March 31, 2018, the aggregate outstanding principal balance of the 2014 Term Loan Facility was approximately $107.2 million.
The 2014 Term Loan Facility initially bore interest at the “Adjusted Base Rate” plus an applicable margin of 8.75 percent, or the “Eurodollar Rate” plus an applicable margin of 9.75 percent. On the Sixth Amendment Funding Date, the interest rate increased to 13 percent, consisting of an applicable margin of 11.75 percent for Eurodollar Rate loans plus a LIBOR floor of 1.25 percent. The interest rate in effect at March 31, 2018 and December 31, 2017 was 13 percent. Beginning September 30, 2018, the applicable margin will increase an additional 100 basis points each quarterly period until maturity.
On March 27, 2018, the Company amended the 2014 Term Credit Agreement pursuant to the Seventh Amendment. Under the terms of the Seventh Amendment, Primoris provided the Company with an Initial First-Out Loan in an amount equal to $10.0 million that was drawn in full on March 30, 2018 and bears the same maturity date as the aggregate outstanding principal balance of the Company’s 2014 Term Loan Facility. In addition, Primoris may provide the Company with Additional First-Out Loans up to $10.0 million. See Note 1 – Company Description and Financial Condition for more information.
Makewhole
Under the 2014 Term Credit Agreement, with respect to prepayments made from inception of the Term Loan through March 31, 2018, the Company has not been required to pay prepayment premiums in respect of the “makewhole amount.” However, future prepayments or refinancing of the balance of the 2014 Term Loan Facility may require the Company to pay a prepayment premium equal to the makewhole amount and the repayment fee described below. Pursuant to the Sixth Amendment and beginning with the Sixth Amendment Funding Date, if a prepayment is made on or before September 30, 2018, the makewhole amount will be calculated as the present value of all interest payments that would have been made on the amount prepaid from the date of the prepayment to June 15, 2019 at a rate per annum equal to the sum of the applicable margin on the date of the prepayment plus the greater of 1.25 percent and the Eurodollar rate in effect on the date of the repayment. If a prepayment is made after September 30, 2018, the makewhole amount will be calculated as the present value of all interest payments that would have been made on the amount prepaid from the date of the prepayment to December 15, 2019 at a rate per annum equal to the sum of the applicable margin on the date of the prepayment plus the greater of 1.25 percent and the Eurodollar rate in effect on the date of the repayment.
Should a prepayment in full occur under the Sixth Amendment, the estimated makewhole amount due at future prepayment dates would be as follows (in thousands):

	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019
Makewhole	$13,358	$9,874	$16,888	$12,331	$7,595	$3,350
Repayment Fee
Prior to the Sixth Amendment, the Company was also required to pay a repayment fee on the date of any prepayment and on the maturity date of the 2014 Term Loan Facility equal to a total of $4.6 million, which was 5.0 percent of the amount prepaid or 5.0 percent of the aggregate remaining outstanding principal balance on the maturity date. Pursuant to the Sixth Amendment and beginning with the Sixth Amendment Funding Date, the repayment fee increased to a total of $9.7 million,

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Debt Obligations (continued)

which is 9.0 percent of the amount prepaid or 9.0 percent of the aggregate remaining outstanding principal balance on the maturity date. The Company is amortizing the repayment fee as a discount, from that date through the maturity date of the 2014 Term Loan Facility, using the effective interest method. The unamortized amount of the repayment fee was $6.2 million and $7.2 million at March 31, 2018 and December 31, 2017, respectively, based on the 9.0 percent repayment fee in effect as of those dates.
Term Loan Discounted Payoff
The Seventh Amendment provides that the payment by the borrower of an amount equal to $100.0 million plus the expenses of the administrative agent in an amount not to exceed $1.1 million shall constitute payment in full and satisfaction and discharge of all obligations of the borrower and the other loan parties under the 2014 Term Credit Agreement, but solely if such payment is made in connection with the consummation of the merger. Accordingly, if the 2014 Term Loan Facility is paid off in connection with the closing of the merger, no amounts will be owed in respect of the makewhole amount and the repayment fee. Based on the above information, the settlement of the debt at the discounted amount is considered a troubled debt restructuring transaction. However, given the settlement of the debt at the discounted amount is contingent upon the consummation of the merger, the Company has not recorded an adjustment to its Condensed Consolidated Financial Statements.
Debt Covenants
On March 31, 2015 (the “First Amendment Closing Date”), March 1, 2016, July 26, 2016 and March 3, 2017, the Company amended the 2014 Term Credit Agreement pursuant to a First Amendment (the “First Amendment”), a Third Amendment, a Fourth Amendment and a Fifth Amendment (the “Fifth Amendment”). These amendments, among other things, suspended the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the period from December 31, 2014 through June 30, 2017 (the “Covenant Suspension Periods”) so that any failure by the Company to comply with the Maximum Total Leverage Ratio or Minimum Interest Coverage Ratio during the Covenant Suspension Periods shall not be deemed to result in a default or event of default.
In consideration of the initial suspension of the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio under the First Amendment, the Company issued 10.1 million shares, which was equivalent to 19.9 percent of the then outstanding shares of common stock immediately prior to the First Amendment Closing Date, to KKR Lending Partners II L.P. and other entities indirectly advised by KKR Credit Advisers (US) LLC, which made them a related party. In connection with this transaction, the Company recorded debt covenant suspension charges of approximately $33.5 million, which represented the fair value of the 10.1 million outstanding shares of common stock issued, multiplied by the closing stock price on the First Amendment Closing Date. In addition, the Company recorded debt extinguishment charges of approximately $0.8 million related to the write-off of debt issuance costs associated with the Company’s 2014 Term Credit Agreement.
In consideration for the Fifth Amendment, the Company paid a $2.3 million amendment fee during the three months ended March 31, 2017. The amendment fee is recorded as a direct deduction from the carrying amount of the 2014 Term Loan Facility and is being amortized through the maturity date of the 2014 Term Loan Facility using the effective interest method.
The Sixth Amendment suspended compliance with the Maximum Total Leverage Ratio and the Minimum Interest Coverage Ratio covenants through December 31, 2017. In addition, under the Sixth Amendment, the Maximum Total Leverage Ratio was 5.50 to 1.00 as of March 31, 2018 and will decrease to 4.50 to 1.00 as of June 30, 2018, 4.25 to 1.00 as of September 30, 2018 and 3.00 to 1.00 as of March 31, 2019, and thereafter. The Minimum Interest Coverage Ratio was 1.75 to 1.00 as of March 31, 2018, will increase to 2.00 to 1.00 as of June 30, 2018, decrease to 1.50 to 1.00 as of December 31, 2018 and increase to 2.75 to 1.00 as of March 31, 2019, and thereafter. The Sixth Amendment also provided that, for the four-quarter period ending March 31, 2018, Consolidated EBITDA was equal to the sum of Consolidated EBITDA for the quarterly periods ending December 31, 2017 and March 31, 2018 multiplied by two, and, for the four-quarter period ending June 30, 2018, Consolidated EBITDA shall be equal to the annualized sum of Consolidated EBITDA for the quarterly periods ending December 31, 2017, March 31, 2018 and June 30, 2018.
The Company is not in compliance with the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the quarterly period ended March 31, 2018 and does not expect to be in compliance with the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio under the 2014 Term Credit Agreement for the next twelve months. In addition, the Company is currently not in compliance with certain other provisions under the 2014 Term Credit Agreement and the 2013 ABL Credit Facility, which expires on August 7, 2018. Absent the temporary forbearance provided under the Term Forbearance

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Debt Obligations (continued)

Agreement and the ABL Forbearance Agreement, the lenders would have the right to require immediate repayment of all of the Company’s debt obligations under the default provisions in the 2014 Term Credit Agreement and the 2013 ABL Credit Facility.
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
Unamortized debt issuance costs, primarily related to amendment fees associated with the 2014 Term Loan Facility, were $3.8 million and $4.5 million at March 31, 2018 and December 31, 2017, respectively. These costs are being amortized through the maturity date of the 2014 Term Loan Facility using the effective interest method.
2013 ABL Credit Facility
On August 7, 2013, the Company entered into a five-year asset based senior revolving credit facility maturing on August 7, 2018 with Bank of America, N.A. serving as sole administrative agent for the lenders thereunder, collateral agent, issuing bank and swingline lender (as amended, the “2013 ABL Credit Facility”).
The aggregate amount of commitments for the 2013 ABL Credit Facility is $100.0 million, which is comprised of $90.0 million for the U.S. facility (the “U.S. Facility”) and $10.0 million for the Canadian facility (the “Canadian Facility”). At March 31, 2018, the Company had approximately $23.0 million in outstanding borrowings under the 2013 ABL Credit Facility for working capital purposes.
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
The Company is also required, as part of its borrowing base calculation, to include a minimum of $25.0 million of the net proceeds of the sale of Bemis, LLC and the balance of the Professional Services segment as eligible pledged cash. The Company has included $40.0 million as eligible pledged cash in its March 31, 2018 borrowing base calculation, which is included in the “Restricted cash” line item on its Condensed Consolidated Balance Sheets.
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
In the first quarter of 2018, the Company repaid $5.0 million of its outstanding borrowings under the 2013 ABL Credit Facility using available cash on hand.
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
Pursuant to the ABL Forbearance Agreement, the aggregate amount of commitments under the 2013 ABL Credit Facility has been reduced from $100.0 million to $90.0 million, which is comprised of $80.0 million for the U.S. Facility and $10.0 million for the Canadian Facility. In addition, during the ABL Forbearance Period, the Company may not request any additional loans or any new or increased letters of credit. The ABL Forbearance Agreement also provides that Cash Dominion will occur if the Company’s unused availability under the 2013 ABL Credit Facility is less than $10.0 million at any time. Under its March 31, 2018 borrowing base certificate, the Company’s unused availability under the 2013 ABL Credit Facility was $12.3 million, which is in accordance with the ABL Forbearance Agreement.
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
The Company’s inability to deliver its 2017 audited financial statements without a going concern explanation constitutes an event of default under the 2014 Term Credit Agreement and the 2013 ABL Credit Facility. See Note 1 – Company Description and Financial Condition for more information.
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
Fair Value of Debt
The estimated fair value of the Company’s debt instruments as of March 31, 2018 and December 31, 2017 was as follows (in thousands):

	March 31, 2018	December 31, 2017
2014 Term Loan Facility	$119,251	$119,042
Initial First-Out Loan	10,000	—
Revolver borrowings, 2013 ABL Credit Facility	23,045	28,108
Total fair value of debt instruments	$152,296	$147,150
The 2014 Term Loan Facility, Initial First-Out Loan and revolver borrowings under the 2013 ABL Credit Facility are classified within Level 2 of the fair value hierarchy. The fair value of the 2014 Term Loan Facility (other than the Initial First-Out Loan) has been estimated using discounted cash flow analyses based on the Company’s incremental borrowing rate for similar borrowing arrangements. The fair value of the Initial First-Out Loan and the revolver borrowings approximates its carrying value.
9. Income Taxes
The Company’s interim tax provision (benefit) has been estimated using the discrete method, which is based on statutory tax rates applied to pre-tax income as adjusted for permanent differences such as transfer pricing differences between generally accepted accounting principles and local country tax. The Company believes this method yields a more reliable income tax calculation for interim periods.
The effective tax rate on continuing operations was 1.3 percent for the three months ended March 31, 2018 and 3.3 percent for the three months ended March 31, 2017. There was no tax benefit or expense for discrete items for the three months ended March 31, 2018. The tax benefit for discrete items for the three months ended March 31, 2017 was $0.5 million. This amount is composed primarily of a refundable federal alternative minimum tax credit carry-forward. The tax benefit for the three months ended March 31, 2018 was $0.2 million, primarily due to a benefit on a loss in the Company’s Canada segment and the Texas Margins Tax. The tax benefit for the three months ended March 31, 2017 was $0.6 million, primarily due to a refundable federal alternative minimum tax credit carry-forward and a benefit on a loss in the Company’s Canada segment.

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Income Taxes (continued)

The Company has reserved for the benefit of current year losses in the United States. As of March 31, 2018, U.S. federal and state and Canadian deferred tax assets continue to be covered by valuation allowances. In evaluating whether deferred tax assets are more likely than not to be realized, the Company considers the impact of reversing taxable temporary differences, future forecasted income and available tax planning strategies.
It is reasonably possible the unrecognized tax benefits on uncertain tax positions may change between $0.0 million and $2.0 million within the next twelve months as a result of settling tax examinations related to 2008-2011.
On December 31, 2017, the Company recognized the tax effects of the Tax Cuts and Jobs Act of 2017 (the "Tax Act”) and recorded a $0.7 million tax benefit related to the re-measurement of deferred taxes and recognition of the Alternative Minimum Tax Credit. In addition, under the Tax Act, IRC Section 163(j) was revised to limit the deduction on United States business interest expense. As a result, the Company’s ability to fully deduct interest expense may be limited in 2018. The additional information that is needed to be obtained, prepared and analyzed in order to complete the accounting requirements under ASC 740 and IRC section 163(j) will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.
10. Stockholders’ Equity
Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Three Months Ended March 31, 2018 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income (loss)
Balance as of December 31, 2017	$(125)	$(1,737)	$(1,862)
Other comprehensive loss before reclassifications	(343)	—	(343)
Amounts reclassified from accumulated other comprehensive income (loss)	—	276	276
Net current-period other comprehensive income (loss)	(343)	276	(67)
Balance as of March 31, 2018	$(468)	$(1,461)	$(1,929)

	Three Months Ended March 31, 2017 (in thousands)
	Foreign currency translation adjustments	Changes in derivative financial instruments	Total accumulated comprehensive income (loss)
Balance as of December 31, 2016	$(1,412)	$(2,822)	$(4,234)
Other comprehensive income before reclassifications	219	—	219
Amounts reclassified from accumulated other comprehensive income (loss)	—	267	267
Net current-period other comprehensive income	219	267	486
Balance as of March 31, 2017	$(1,193)	$(2,555)	$(3,748)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Stockholders' Equity (continued)

Reclassifications From Accumulated Other Comprehensive Income (Loss)

Three Months Ended March 31, 2018 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$276	Interest expense
Total	$276

Three Months Ended March 31, 2017 (in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Details about Accumulated Other Comprehensive Income Components
Interest rate contracts	$267	Interest expense
Total	$267
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
Basic and diluted income (loss) per common share from continuing operations is computed as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2018	2017
Net loss from continuing operations applicable to common shares (numerator for basic and diluted calculation)	$(16,735)	$(17,736)
Weighted average number of common shares outstanding for basic loss per share	62,404,906	61,829,768
Weighted average number of potentially dilutive common shares outstanding	—	—
Weighted average number of common shares outstanding for diluted loss per share	62,404,906	61,829,768
Loss per common share from continuing operations:
Basic	$(0.27)	$(0.29)
Diluted	$(0.27)	$(0.29)
The Company has excluded shares potentially issuable under the terms of use of the securities listed below from the computation of diluted income per share, as the effect would be anti-dilutive:

	Three Months Ended March 31,
	2018	2017
Restricted stock and restricted stock units	25,184	616,970

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Segment Information
The Company has three reportable segments: Utility T&D, Canada and Oil & Gas. These segments are comprised of strategic businesses that are defined by the industries or geographic regions they serve. The Company’s Chief Operating Decision Maker evaluates segment performance using operating income which is defined as contract revenue less contract costs and segment overhead, such as amortization related to intangible assets and general and administrative expenses that are directly attributable to the segment. For additional information regarding the Company’s reportable segments, see Note 1 – Company Description and Financial Condition for more information.
The following tables reflect the Company’s operations by reportable segment for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31, 2018
	Utility T&D	Canada	Oil & Gas	Corporate	Eliminations	Consolidated
Contract revenue	$112,612	$25,803	$62,639	$—	$(74)	$200,980
Contract costs	104,305	24,769	64,294	—	(74)	193,294
Contract income (loss)	8,307	1,034	(1,655)	—	—	7,686
Amortization of intangibles	2,390	—	9	—	—	2,399
General and administrative	4,476	1,813	2,036	5,150	—	13,475
Gain on sale of assets	(498)	(75)	(5,507)	—	—	(6,080)
Other charges	31	146	804	7,384	—	8,365
Operating income (loss)	$1,908	$(850)	$1,003	$(12,534)	$—	(10,473)
Non-operating expenses						(6,483)
Benefit for income taxes						(221)
Loss from continuing operations						(16,735)
Loss from discontinued operations net of provision for income taxes						(230)
Net loss						$(16,965)

	Three Months Ended March 31, 2017
	Utility T&D	Canada	Oil & Gas	Corporate	Eliminations	Consolidated
Contract revenue	$115,508	$25,960	$22,432	$—	$—	$163,900
Contract costs	107,890	26,786	27,543	—	—	162,219
Contract income (loss)	7,618	(826)	(5,111)	—	—	1,681
Amortization of intangibles	2,390	—	27	—	—	2,417
General and administrative	4,378	2,324	2,679	4,670	—	14,051
(Gain) loss on sale of assets	66	(269)	(493)	—	—	(696)
Other charges	—	459	12	291	—	762
Operating income (loss)	$784	$(3,340)	$(7,336)	$(4,961)	$—	(14,853)
Non-operating expenses						(3,483)
Benefit for income taxes						(600)
Loss from continuing operations						(17,736)
Loss from discontinued operations net of provision for income taxes						(31)
Net loss						$(17,767)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Segment Information (continued)

Total assets by segment at March 31, 2018 and December 31, 2017 are presented below (in thousands):

	March 31, 2018	December 31, 2017
Utility T&D	$201,902	$196,923
Canada	30,753	41,958
Oil & Gas	42,512	50,779
Corporate	73,536	73,893
Total assets, continuing operations	$348,703	$363,553
13. Contingencies, Commitments and Other Circumstances
Contingencies
Litigation and Regulatory Matters Related to the Company’s October 21, 2014 Press Release and December 4, 2014 8-K Announcing the Restatement of Condensed Consolidated Financial Statements for the Quarterly Periods Ended June 30, 2014 and March 31, 2014
After the Company announced it would be restating its Condensed Consolidated Financial Statements for the quarterly period ended June 30, 2014, a complaint was filed in the United States District Court for the Southern District of Texas (“USDC”) on October 28, 2014 seeking class action status on behalf of purchasers of the Company’s stock and alleging damages on their behalf arising from the matters that led to the restatement. The original defendants in the case were the Company, its former Chief Executive Officer, Robert R. Harl, and its former Chief Financial Officer, Van A. Welch. On January 30, 2015, the court named two employee retirement systems as Lead Plaintiffs. Lead Plaintiffs filed their consolidated complaint, captioned In re Willbros Group, Inc. Securities Litigation, on March 31, 2015, adding as a defendant John T. McNabb, II, the former Chief Executive Officer who had succeeded Mr. Harl, and claims regarding the restatement of the Company’s Condensed Consolidated Financial Statements for the quarterly period ended March 31, 2014. On June 15, 2015, Lead Plaintiffs filed a second amended consolidated complaint, seeking unspecified damages and asserting violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Act”), based on alleged misrepresentations and omissions in the SEC filings and other public disclosures in 2014, primarily regarding internal controls, the performance of the Oil & Gas segment, compliance with debt covenants and liquidity, certain financial results and the circumstances surrounding Mr. Harl’s departure. On July 27, 2015, the Company filed a motion to dismiss the case. At a hearing on May 24, 2016, the court granted the motion to dismiss in part and denied it in part. On July 22, 2016, the Company filed an answer to the suit denying the remaining allegations in the case, which complain of alleged misrepresentations and omissions in violation of the Act regarding internal controls, the performance of the Oil & Gas segment and Mr. Harl’s departure. On June 28, 2017, Lead Plaintiffs filed a motion asking the Court to reconsider its order in 2016 dismissing certain claims and allow Lead Plaintiffs to replead two of the claims the Court has dismissed; the Company opposes the motion. The Court heard oral argument but has not ruled. On February 16, 2018, the Company reached an agreement in principle, which, if approved by the Court, would settle all claims against the defendants and be fully funded by our insurance carriers. On April 17, 2018, the Court signed Order Preliminarily Approving Settlement and Providing Notice, preliminarily approving the settlement and also scheduling, among other dates, a hearing for August 2, 2018 to determine whether the parties’ settlement is fair, reasonable and adequate to the Settlement Class Members.
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
Litigation Related to Proxy
On April 11, 2018, the Company submitted for review to the SEC a preliminary proxy concerning the pending merger between the Company and Primoris. A securities class action suit was filed on April 24, 2018 by a purported stockholder in the United States District Court for the Southern District of Texas seeking injunctive relief with regards to the pending merger. The suit Karl Graulich v. Willbros Group Inc. [sic], et al., Case 4:18-cv-01286, names as defendants the Company and its directors. The suit claims that the defendants violated Sections 14(a) and 20(a) of the Exchange Act and SEC Rule 14a-9 by filing a materially incomplete and misleading preliminary proxy statement on April 11, 2018. The complaint seeks a variety of equitable and preliminary injunctive remedies including, among other things, enjoining the consummation of the merger and awarding the plaintiff damages, costs and attorney’s fees.
The Company believes the claims in this complaint are without merit. At this time, however, it is not possible to predict the outcome of this matter or its effect on the Company or the merger. A preliminary injunction could delay or jeopardize the completion of the merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the merger. An adverse judgment for money damages could have an adverse effect on the Company.
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. Contingencies, Commitments and Other Circumstances (continued)

Commitments
From time to time, the Company enters into commercial commitments, usually in the form of commercial and standby letters of credit, surety bonds and financial guarantees. Contracts with the Company’s customers may require the Company to secure letters of credit or surety bonds to secure the Company’s performance of contracted services. In such cases, the letters of credit or bond commitments can be called upon in the event of the Company’s failure to perform contracted services. Likewise, contracts may allow the Company to issue letters of credit or surety bonds in lieu of contract retention provisions, where the client otherwise withholds a percentage of the contract value until project completion or expiration of a warranty period. Retention letters of credit or bond commitments can be called upon in the event of warranty or project completion issues, as prescribed in the contracts. The Company also issues letters of credit from time to time to secure deductible obligations under its workers compensation, automobile and general liability policies. At March 31, 2018, the Company had approximately $40.8 million of outstanding letters of credit. This amount represents the maximum amount of payments the Company could be required to make if these letters of credit are drawn upon. Additionally, the Company issues surety bonds (primarily performance in nature) that are customarily required by commercial terms on construction projects. At March 31, 2018, these bonds outstanding had a face value of $152.0 million. This amount represents the bond penalty amount of future payments the Company could be required to make if the Company fails to perform its obligations under such contracts. The performance bonds do not have a stated expiration date; rather, each is released when the Company’s performance of the contract is accepted by the customer. The Company’s maximum exposure as it relates to the value of the bonds outstanding is lowered on each bonded project as the cost to complete is reduced. As of March 31, 2018, no liability has been recognized for letters of credit or surety bonds.
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
There were no transfers between levels in the first quarter of 2018 and 2017.
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
The Company attempts to negotiate contracts that provide for payment in U.S. dollars, but it may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, the Company seeks to match anticipated non-U.S. currency revenue with expenses in the same currency whenever possible. To the extent it is unable to match non-U.S. currency revenue with expenses in the same currency, the Company may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. The Company had no forward contracts or options at March 31, 2018 or December 31, 2017.
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

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Other Charges
The following table reflects the Company’s other charges for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Legal and consulting costs (1)	$7,384	$274
Equipment and facility lease abandonment	—	(21)
Employee severance costs	946	344
Accelerated stock vesting	35	165
Total	$8,365	$762
(1) 2018 costs are primarily associated with the Company’s evaluation of various strategic alternatives, which culminated with the signing of the Merger Agreement with Primoris. 2017 costs are associated with the restatements of the Company’s Condensed Consolidated Financial Statements for the quarterly periods ended March 31, 2014 and June 30, 2014.
Activity in the accrual related to the equipment and facility lease abandonment charges during the three months ended March 31, 2018 is as follows (in thousands):

	Utility T&D	Canada	Oil & Gas	Corporate	Total
Accrued cost at December 31, 2017	$172	$211	$545	$2,947	$3,875
Cash payments	(29)	(32)	(43)	(535)	(639)
Non-cash charges (1)	—	5	8	101	114
Change in estimates	—	—	—	—	—
Accrued cost at March 31, 2018	$143	$184	$510	$2,513	$3,350
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
Professional Services
On November 30, 2015, the Company sold the balance of its Professional Services segment to TRC Companies (“TRC”) for $130.0 million in cash, subject to working capital and other adjustments. At closing, TRC held back $7.5 million from the purchase price (the “Holdback Amount”) until the Company effects the novation of a customer contract from one of the subsidiaries sold in the transaction to the Company (or obtains written approval of a subcontract of all the work that is the subject of such contract) and obtains certain consents. If such novation, subcontract or consents were not approved by March 15, 2016, TRC would pay the Holdback Amount to the Company. In connection with this transaction, the Company recorded a gain on sale of $97.0 million during the year ended December 31, 2015.
During the year ended December 31, 2016, the Company reached an agreement with TRC on substantially all of the outstanding items related to the sale of the Professional Services segment. As a result, the Company received $4.6 million during the year ended December 31, 2016 in relation to the sale and inclusive of the final settlement of working capital and the Holdback Amount and recorded $2.5 million in charges against the original gain on sale in relation to working capital and other post-closing adjustments.
Certain assets and liabilities associated with one Professional Services contract were retained by the Company and have been excluded from the transaction.
In 2015, and prior to the sale of the balance of the Professional Services segment, the Company sold the following three subsidiaries that were historically part of the Professional Services segment.
Downstream Professional Services
On June 12, 2015, the Company sold all of its issued and outstanding equity of Downstream Professional Services to BR Engineers, LLC for approximately $10.0 million in cash. In connection with this transaction, the Company recorded a loss on sale of $2.2 million during the year ended December 31, 2015.
Premier
On March 31, 2015, the Company sold all of its membership units in Premier to USIC Locating Services, LLC for approximately $51.0 million in cash, of which $4.0 million was deposited into an escrow account for a period of up to eighteen months to cover post-closing adjustments and any indemnification obligations of the Company. In connection with this transaction, the Company recorded a gain on sale of $37.1 million during the year ended December 31, 2015. The Company received $3.7 million as full and final settlement of the outstanding escrow amount during the year ended December 31, 2016.
UtilX
On March 17, 2015, the Company sold all of its equity interests of UtilX to Novinium, Inc. for approximately $40.0 million in cash, of which $0.5 million was deposited into an escrow account for a period of six months to cover post-closing adjustments and any indemnification obligations of the Company. In the third quarter of 2015, the Company cleared the $0.5 million amount recorded in the escrow account as a post-closing adjustment. As a result of this transaction, the Company recorded a gain on sale of $20.3 million during the year ended December 31, 2015.
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
(Unaudited)

16. Discontinued Operations (continued)

Results of Discontinued Operations
Condensed Statements of Operations with respect to discontinued operations are as follows (in thousands) and are primarily related to the Professional Services segment:

	Three Months Ended March 31, 2018
	Professional Services	Hawkeye	Total
Contract revenue	$13	$—	$13
Contract costs	78	—	78
General and administrative	134	25	159
Other charges	6	—	6
Operating loss	(205)	(25)	(230)
Non-operating expenses	—	—	—
Pre-tax loss	(205)	(25)	(230)
Provision for income taxes	—	—	—
Loss from discontinued operations	$(205)	$(25)	$(230)

	Three Months Ended March 31, 2017
	Professional Services	Hawkeye	Total
Contract revenue	$679	$—	$679
Contract costs	238	—	238
General and administrative	472	—	472
Operating loss	(31)	—	(31)
Non-operating expenses	—	—	—
Pre-tax loss	(31)	—	(31)
Provision for income taxes	—	—	—
Loss from discontinued operations	$(31)	$—	$(31)

WILLBROS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16. Discontinued Operations (continued)

Condensed Balance Sheets with respect to discontinued operations are as follows (in thousands):

	March 31, 2018
	Professional Services	Hawkeye	Total
Accounts receivable, net	$336	$—	$336
Total assets associated with discontinued operations	336	—	336

Accounts payable and accrued liabilities	6	520	526
Other current liabilities	502	—	502
Other long-term liabilities	794	—	794
Total liabilities associated with discontinued operations	1,302	520	1,822

Net liabilities associated with discontinued operations	$(966)	$(520)	$(1,486)

	December 31, 2017
	Professional Services	Hawkeye	Total
Contract cost and recognized income not yet billed	$324	$—	$324
Total assets associated with discontinued operations	324	—	324

Accounts payable and accrued liabilities	337	180	517
Other current liabilities	574	—	574
Other long-term liabilities	893	—	893
Total liabilities associated with discontinued operations	1,804	180	1,984

Net liabilities associated with discontinued operations	$(1,480)	$(180)	$(1,660)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2018 and 2017, included in Item 1 of Part I of this Form 10-Q, and the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, including Critical Accounting Policies, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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
Business Segments
Willbros has three reportable segments: Utility T&D, Canada and Oil & Gas. These segments are comprised of strategic businesses that are defined by the industries or geographic regions they serve. Our Chief Operating Decision Maker evaluates segment performance using operating income which is defined as contract revenue less contract costs and segment overhead, such as amortization related to intangible assets and general and administrative expenses that are directly attributable to the segment
Our Utility T&D segment provides a wide range of services in electric and natural gas transmission and distribution, including comprehensive engineering, procurement, maintenance and construction, repair and restoration of utility infrastructure. These services include engineering, design, installation, maintenance, procurement and repair of electrical transmission, distribution, substation, wireless and gas distribution systems. Our Utility T&D segment conducts projects ranging from small engineering and consulting projects to multi-million dollar turnkey distribution, substation and transmission line projects, including those required for renewable energy facilities.
Our Canada segment provides construction, maintenance and fabrication services, including integrity and supporting civil work, pipeline construction, general mechanical and facility construction, American Petroleum Institute (“API”) storage tanks, general and modular fabrication, along with electrical and instrumentation projects serving the Canadian energy and water industries.
Our Oil & Gas segment provides construction, maintenance and lifecycle extension services to the midstream markets. These services include facilities construction such as tank terminals, pump stations, flow stations, gas compressor stations and metering stations, as well as small-diameter midstream pipeline construction, integrity construction and system maintenance.
On January 2, 2018, we sold our tank services business, which was historically included in our Oil & Gas segment, to ATS Group, Inc. (“ATS”) for a $3.0 million purchase price subject to working capital and other adjustments. In connection with this transaction, we received $2.5 million of cash proceeds and recorded a gain on sale of $1.0 million, which is included in the line item “Gain on sale of assets” in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2018. See Note 5 – Assets Held for Sale included in Item 1 of Part I of this Form 10-Q for more information.
On January 9, 2018, we entered into an Asset Purchase Agreement to sell assets comprising our mainline pipeline construction business (the “Asset Purchase Agreement”), which was historically included in our Oil & Gas segment, to WB Pipeline, LLC, an affiliate of Meridien Energy, LLC. (“Meridien”). For more information, see the subsection “Sale of Mainline Pipeline Construction Business” below.
Merger Agreement
On March 27, 2018, we entered into an Agreement and Plan of Merger (“the Merger Agreement”) with Primoris Services Corporation (“Primoris”) and Waco Acquisition Vehicle, Inc., a wholly-owned subsidiary of Primoris (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will be merged into us, and we will become a wholly owned subsidiary of Primoris. The Merger Agreement includes customary representations, warranties and covenants. Primoris will pay $0.60 per share for all of our outstanding common stock. The Merger Agreement is expected to close in the second quarter of 2018, subject to satisfaction of customary closing conditions, including approval of the Merger Agreement by the requisite vote of our stockholders. Upon termination of the Merger Agreement in certain circumstances, we are obligated to pay Primoris a termination fee of $4.3 million and, in certain other circumstances, a termination fee of $8.0 million.
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
Seventh Amendment to the 2014 Term Credit Agreement
On March 27, 2018, we amended the 2014 Term Credit Agreement pursuant to a Seventh Amendment among Willbros Group, Inc., as borrower, the guarantors from time to time party thereto, Primoris as initial first-out lender, the lenders from time to time party thereto and Cortland Capital Market Services LLC, as administrative agent (the “Seventh Amendment”). Under the terms of the Seventh Amendment, Primoris provided us with an additional term loan in an amount equal to $10.0 million (the “Initial First-Out Loan”) that was drawn in full on March 30, 2018 and bears the same maturity date as the aggregate outstanding principal balance of our 2014 Term Loan Facility.
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
Going Concern
In 2017, we incurred significant operating losses, cash outflows from operating activities and a net working capital deficiency. These significant operating losses continued to generate negative cash outflows in the first quarter of 2018. We are not in compliance with the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the quarterly period ended March 31, 2018 and do not expect to be in compliance with the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio under the 2014 Term Credit Agreement for the next twelve months, primarily due to these significant operating losses. In addition, we are currently not in compliance with certain other provisions under the 2014 Term Credit Agreement and the 2013 ABL Credit Facility, which expires on August 7, 2018. Absent the temporary forbearance provided under the Term Forbearance Agreement and the ABL Forbearance Agreement, all of our debt obligations would become due under the default provisions in the 2014 Term Credit Agreement and the 2013 ABL Credit Facility. In addition, these significant operating losses and cash outflows have put a considerable strain on our overall liquidity. Although the Seventh Amendment provides us with additional short-term liquidity for the period between the signing of the Merger Agreement and the completion of the merger, we can provide no assurance that the merger will be completed. If we are unable to complete the merger, we will likely need to explore other strategic alternatives, which could include seeking protection under the U.S. Bankruptcy laws.
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
In consideration of the above facts and circumstances, at March 31, 2018, we have classified all of our debt obligations as current, which has caused our current liabilities to far exceed our current assets since such date. These debt obligations, net of unamortized discount and debt issuance costs, approximate $139.9 million at March 31, 2018.
Sale of Mainline Pipeline Construction Business
On January 9, 2018, we entered into an Asset Purchase Agreement to sell assets comprising our mainline pipeline construction business to Meridien. The Asset Purchase Agreement, among other things, states that funding will occur in various stages in 2018 and in conjunction with the completed valuation of the assets and final approval by Meridien.
In connection with the Asset Purchase Agreement, we recorded a gain on sale of $4.4 million, which is included in the line item “Gain on sale of assets” in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2018. The remaining assets associated with the Asset Purchase Agreement are classified as “Assets held for sale” in our Condensed Consolidated Balance Sheet at March 31, 2018. See Note 5 – Assets Held for Sale included in Item 1 of Part I of this Form 10-Q for more information.
In addition, as part of the Asset Purchase Agreement, we retained the three mainline pipeline construction projects associated with our mainline pipeline construction business through completion. Two of these projects have reached mechanical completion with an existing letter of credit returned in the first quarter of 2018. The remaining right-of-way restoration and other clean-up activities associated with these projects are expected to be completed by the end of the third quarter of 2018.
With respect to the remaining mainline pipeline construction project, in the first quarter of 2018, we reached an agreement with the customer to mutually conclude the remaining work. In addition, the agreement releases us from further liability at the completion of the project. As such, we have withdrawn and released any outstanding change orders or claims associated with the project.
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

A reconciliation of Adjusted EBITDA from continuing operations to U.S. GAAP financial information follows (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Loss from continuing operations	$(16,735)	$(17,736)
Interest expense	6,528	3,488
Interest income	(8)	(8)
Benefit for income taxes	(221)	(600)
Depreciation and amortization	4,315	5,037
EBITDA from continuing operations	(6,121)	(9,819)
Stock based compensation	524	906
Legal and consulting costs (1)	7,384	274
Restructuring related costs	946	323
Gain on sale of assets	(6,080)	(696)
Adjusted EBITDA from continuing operations	$(3,347)	$(9,012)
(1) 2018 costs are primarily associated with the Company’s evaluation of various strategic alternatives, which culminated with the signing of the Merger Agreement with Primoris. 2017 costs are associated with the restatements of the Company’s Condensed Consolidated Financial Statements for the quarterly periods ended March 31, 2014 and June 30, 2014.

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
At March 31, 2018, 12-month backlog was $425.3 million, which is a decrease of $51.9 million compared to December 31, 2017. The overall decrease is related to the work-off of existing discrete contracts in our Oil & Gas segment partially offset by increases in our Utility T&D and Canada segments.
At March 31, 2018, total backlog was $635.4 million, which is an increase of $19.0 million compared to December 31, 2017. The increase is primarily related to the March 5, 2018 extension of our agreement with Oncor for one year, which significantly increased total MSA backlog associated with our Utility T&D segment. The overall increase in total backlog was partially offset by the work-off of existing discrete contracts in our Oil & Gas segment.
Approximately $9.1 million and $20.7 million of 12-month and total backlog at March 31, 2018 and December 31, 2017, respectively, is attributed to our mainline pipeline construction business in our Oil & Gas segment. On January 9, 2018, we entered into an agreement to sell assets comprising our mainline pipeline construction business to Meridien. See the discussion under the caption “Sale of Mainline Pipeline Construction Business” for more information.
Approximately $1.3 million and $18.3 million of 12-month and total backlog at March 31, 2018 and December 31, 2017, respectively, is attributed to our tank services business in our Oil & Gas segment. On January 2, 2018, we sold our tank services business to ATS. See Note 5 – Assets Held for Sale for more information.
The following tables show our 12-month and total backlog (in thousands) by operating segment and type of contract as of March 31, 2018 and December 31, 2017:

	12-Month Backlog
	March 31, 2018			December 31, 2017
	MSA	Discrete Contract	12-Month	MSA	Discrete Contract	12-Month
Utility T&D	$294,073	$27,058	$321,131	$285,759	$21,363	$307,122
Canada	46,629	8,452	55,081	45,759	5,955	51,714
Oil & Gas	—	49,042	49,042	—	118,278	118,278
12-Month Backlog	$340,702	$84,552	$425,254	$331,518	$145,596	$477,114

	Total Backlog
	March 31, 2018			December 31, 2017
	MSA	Discrete Contract	Total	MSA	Discrete Contract	Total
Utility T&D	$460,791	$28,560	$489,351	$350,107	$37,177	$387,284
Canada	88,518	8,452	96,970	104,815	5,955	110,770
Oil & Gas	—	49,042	49,042	—	118,278	118,278
Total Backlog	$549,309	$86,054	$635,363	$454,922	$161,410	$616,332

At March 31, 2018, we had remaining performance obligations (“RPOs”) of $340.7 million, which included $254.6 million of work under MSAs where we have obtained a signed purchase order or minimum work commitment and $86.1 million in discrete projects under contract.

We have excluded from our RPOs approximately $294.7 million of additional estimated work under MSAs. This amount, which is included in our total backlog at March 31, 2018, is estimated based on recurring historical trends inherent in the MSAs and does not have a signed purchase order or minimum work commitment. For additional information regarding the Company’s backlog, see Note 4 – Revenue included in Item 1 of Part I of this Form 10-Q.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In our Annual Report on Form 10-K for the year ended December 31, 2017, we identified and disclosed our significant accounting policies. Subsequent to December 31, 2017, there has been no change to our significant accounting policies.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
(in thousands)

	2018	2017	Change
Contract revenue
Utility T&D	$112,612	$115,508	$(2,896)
Canada	25,803	25,960	(157)
Oil & Gas	62,639	22,432	40,207
Eliminations	(74)	—	(74)
Total	200,980	163,900	37,080
Contract costs	193,294	162,219	31,075
Contract income	7,686	1,681	6,005
Amortization of intangibles	2,399	2,417	(18)
General and administrative	13,475	14,051	(576)
Gain on sale of assets	(6,080)	(696)	(5,384)
Other charges	8,365	762	7,603
Operating income (loss)
Utility T&D	1,908	784	1,124
Canada	(850)	(3,340)	2,490
Oil & Gas	1,003	(7,336)	8,339
Corporate	(12,534)	(4,961)	(7,573)
Total	(10,473)	(14,853)	4,380
Non-operating expenses	(6,483)	(3,483)	(3,000)
Loss from continuing operations before income taxes	(16,956)	(18,336)	1,380
Benefit for income taxes	(221)	(600)	379
Loss from continuing operations	(16,735)	(17,736)	1,001
Loss from discontinued operations net of provision for income taxes	(230)	(31)	(199)
Net loss	$(16,965)	$(17,767)	$802
Consolidated Results
Contract Revenue
Contract revenue increased $37.1 million in the first quarter of 2018 primarily driven by significant growth in large discrete projects in our facilities construction services in our Oil & Gas segment in comparison to the first quarter of 2017. The overall increase in contract revenue was partially offset by a small decrease in contract revenue in our Utility T&D segment primarily driven by a reduction in storm restoration work in the first quarter of 2018.
Contract Income
Contract income increased $6.0 million in the first quarter of 2018 as contract margin was 3.8 percent compared to 1.0 percent in the first quarter of 2017. The increase in contract income and related margin is primarily driven by a reduction of losses associated with our mainline pipeline and integrity construction services in the Oil & Gas segment. The overall increase in contract income and related margin is also partly attributed to increased margins in our fabrication services and maintenance projects in our Canada segment, improved productivity in our electric transmission construction services in Texas in our Utility T&D segment and improved utilization of equipment in both our Utility T&D and Oil & Gas segments.
Amortization of Intangibles
We recorded $2.4 million of intangible amortization expense in the first quarter of 2018 primarily related to the amortization of customer relationship and trademark intangibles associated with our Utility T&D segment. The small decrease from the first quarter of 2017 is related to the lack of intangible amortization associated with our mainline pipeline business in our Oil & Gas segment. On January 9, 2018, we signed an agreement to sell assets comprising our mainline construction business to Meridien and therefore disposed of the related intangible asset.

General and Administrative Expenses
General and administrative expenses decreased $0.6 million in the first quarter of 2018. The decrease is primarily driven by headcount reductions in our Oil & Gas segment. These headcount reductions were mainly within the segment’s tank services business, which was sold in the first quarter of 2018 and the mainline pipeline construction business, which is in the process of completing its remaining projects.
Gain on Sale of Assets
We recorded $6.1 million of gains on the sale of assets in the first quarter of 2018, which is an increase of $5.4 million in comparison to the first quarter of 2017. The increase is primarily driven by a $4.4 million gain on sale of assets comprising our mainline pipeline construction business as well as a $1.0 million gain on the sale of assets comprising our tank services business.
Other Charges
We recorded other charges of $8.4 million in the first quarter of 2018 primarily related to costs associated with our evaluation of various strategic alternatives, which culminated with the signing of the Merger Agreement with Primoris. The $7.6 million increase in other charges in the first quarter of 2018 is primarily driven by an increase in these types of costs in comparison to the first quarter of 2017.
Operating Loss
Operating loss decreased $4.4 million in the first quarter of 2018 primarily driven by the gains on the sale of assets associated with our mainline pipeline construction business and our tank services business as well as an increase in contract income and related margin discussed above. The decreased operating loss is partially offset by an increase in other charges mainly due to increased costs in the first quarter of 2018 associated with our evaluation of various strategic alternatives, which culminated with the signing of the Merger Agreement with Primoris.
Non-Operating Expenses
Non-operating expenses increased $3.0 million in the first quarter of 2018 primarily driven by an increase in interest expense associated with the 2014 Term Loan Facility related to an increased interest rate in conjunction with the Sixth Amendment to the 2014 Term Credit Agreement as well as an increase in interest expense attributed to higher indebtedness under the 2013 ABL Credit Facility in comparison to the first quarter of 2017. The increase in non-operating expenses is also partly attributed to increases in the amortization of debt issuance costs and the amortization of the repayment fee, both associated with the 2014 Term Loan Facility. The increase in non-operating expenses is also partly attributed to the unfavorable settlement of a contract dispute with a customer, which resulted in additional interest expense in the first quarter of 2018.
Benefit for Income Taxes
Benefit for income taxes decreased $0.4 million in the first quarter of 2018 primarily driven by a first quarter of 2017 refundable alternative minimum tax credit carry-forward that did not recur in the first quarter of 2018.
Loss from Discontinued Operations, Net of Taxes
Loss from discontinued operations increased $0.2 million in the first quarter of 2018 primarily driven by the first quarter of 2018 close-out of certain projects associated with previously disposed businesses.
Segment Results
Utility T&D Segment
Contract revenue decreased $2.9 million in the first quarter of 2018 primarily driven by a reduction of storm restoration work associated with our electric transmission construction services in Texas and a decreased volume of work in our distribution services in the East Coast in comparison to the first quarter of 2017. The overall decrease in contract revenue is partially offset by growth in our distribution services in the Southeast in the first quarter of 2018.
Operating income increased $1.1 million in the first quarter of 2018 primarily driven by improved margins in our electric transmission construction services in comparison to the first quarter of 2017. These improvements were mainly due to an overall improvement in productivity of services performed and an increase in the utilization of equipment. The overall increase in operating income is also partly attributed to margin improvement in our distribution services in the Southeast mainly due to revenue growth previously discussed. The overall increase in operating income is also partly attributed to increased gains on the sale of assets in the first quarter of 2018. The overall increase in operating income is partially offset with margin deterioration in our distribution services in the East Coast mainly due to a reduction in volume previously discussed, as well as a change in the mix of work in comparison to the first quarter of 2017.

Canada Segment
Contract revenue remained relatively flat in the first quarter of 2018, decreasing $0.2 million in comparison to the first quarter of 2017. The decrease is primarily driven by a decrease in our cross-country pipeline services and other capital projects in the first quarter of 2018. The overall decrease in contract revenue is partially offset with an increase in maintenance projects, as well as fabrication services, in the first quarter of 2018.
Operating loss decreased $2.5 million in the first quarter of 2018 primarily driven by increased margins in fabrication services and maintenance projects, as a result of higher maintenance volumes and specialty fabrication projects. The overall decrease in operating loss is also partly attributed to a reduction of loss projects, as well as a reduction in employee severance costs in comparison to the first quarter of 2017.
Oil & Gas Segment
Contract revenue increased $40.2 million in the first quarter of 2018 primarily driven by significant growth in large discrete projects in our facilities construction services, coupled with a small increase in volume associated with our mainline pipeline construction services. On January 9, 2018, we signed an agreement to sell assets comprising our mainline construction business to Meridien. The overall increase to revenue was partially offset with a decrease in our tank services business, which was sold on January 2, 2018.
Operating income increased $8.3 million in the first quarter of 2018 to $1.0 million primarily driven by a $4.4 million gain on the sale of assets comprising our mainline pipeline construction business as well as a $1.0 million gain on the sale of assets comprising our tank services business. The overall increase in operating income is also partly attributed to a reduction of losses associated with our mainline pipeline and integrity construction services, as well as an increase in the utilization of equipment in comparison to the first quarter of 2017.
Corporate
Corporate costs represent overhead costs, such as executive management, public company, accounting, tax and professional services, human resources and treasury, that are not directly related to the operations of the segments. The $7.6 million increase in corporate costs in the first quarter of 2018 is primarily driven by costs associated with our evaluation of various strategic alternatives, which culminated with the signing of the Merger Agreement with Primoris.

LIQUIDITY AND CAPITAL RESOURCES
2014 Term Loan Facility
On December 15, 2014, we entered into the 2014 Term Credit Agreement among Willbros Group, Inc., certain of its subsidiaries, as guarantors, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. Cortland Capital Market Services LLC currently serves as administrative agent under the 2014 Term Credit Agreement.
Principal, Interest and Maturity
The 2014 Term Credit Agreement initially provided for a five-year $270.0 million term loan facility (the “2014 Term Loan Facility”), which we drew in full on the effective date of the 2014 Term Credit Agreement. Effective November 6, 2017, we amended the 2014 Term Credit Agreement pursuant to a Sixth Amendment (the “Sixth Amendment”). The Sixth Amendment, among other things, provides for an additional term loan in an amount equal to $15.0 million, which is pari passu in right of payment with, and secured on a pari passu basis with the aggregate outstanding principal balance of the 2014 Term Loan Facility. The additional term loan was drawn in full on November 17, 2017 (the “Sixth Amendment Funding Date”) and bears the same maturity date as the aggregate outstanding principal balance of the 2014 Term Loan Facility. At March 31, 2018, the aggregate outstanding principal balance of the 2014 Term Loan Facility was approximately $107.2 million.
The 2014 Term Loan Facility initially bore interest at the “Adjusted Base Rate” plus an applicable margin of 8.75 percent, or the “Eurodollar Rate” plus an applicable margin of 9.75 percent. On the Sixth Amendment Funding Date, the interest rate increased to 13 percent, consisting of an applicable margin of 11.75 percent for Eurodollar Rate loans plus a LIBOR floor of 1.25 percent. The interest rate in effect at March 31, 2018 and December 31, 2017 was 13 percent. Beginning September 30, 2018, the applicable margin will increase an additional 100 basis points each quarterly period until maturity.
On March 27, 2018, we amended the 2014 Term Credit Agreement pursuant to the Seventh Amendment. Under the terms of the Seventh Amendment, Primoris provided us with an Initial First-Out Loan in an amount equal to $10.0 million that was drawn in full on March 30, 2018 and bears the same maturity date as the aggregate outstanding principal balance of our 2014 Term Loan Facility. In addition, Primoris may provide us with Additional First-Out Loans up to $10.0 million. See Note 1 – Company Description and Financial Condition included in Item 1 of Part I of this Form 10-Q for more information.
Makewhole
Under the 2014 Term Credit Agreement, with respect to prepayments made from inception of the Term Loan through March 31, 2018, we have not been required to pay prepayment premiums in respect of the “makewhole amount.” However, future prepayments or refinancing of the balance of the 2014 Term Loan Facility may require us to pay a prepayment premium equal to the makewhole amount and the repayment fee described below. Pursuant to the Sixth Amendment and beginning with the Sixth Amendment Funding Date, if a prepayment is made on or before September 30, 2018, the makewhole amount will be calculated as the present value of all interest payments that would have been made on the amount prepaid from the date of the prepayment to June 15, 2019 at a rate per annum equal to the sum of the applicable margin on the date of the prepayment plus the greater of 1.25 percent and the Eurodollar rate in effect on the date of the repayment. If a prepayment is made after September 30, 2018, the makewhole amount will be calculated as the present value of all interest payments that would have been made on the amount prepaid from the date of the prepayment to December 15, 2019 at a rate per annum equal to the sum of the applicable margin on the date of the prepayment plus the greater of 1.25 percent and the Eurodollar rate in effect on the date of the repayment.
Should a prepayment in full occur under the Sixth Amendment, the estimated makewhole amount due at future prepayment dates would be as follows (in thousands):

	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019
Makewhole	$13,358	$9,874	$16,888	$12,331	$7,595	$3,350
Repayment Fee
Prior to the Sixth Amendment, we were also required to pay a repayment fee on the date of any prepayment and on the maturity date of the 2014 Term Loan Facility equal to a total of $4.6 million, which was 5.0 percent of the amount prepaid or 5.0 percent of the aggregate remaining outstanding principal balance on the maturity date. Pursuant to the Sixth Amendment and beginning with the Sixth Amendment Funding Date, the repayment fee increased to a total of $9.7 million, which is 9.0 percent of the amount prepaid or 9.0 percent of the aggregate remaining outstanding principal balance on the maturity date. We are amortizing the repayment fee as a discount, from that date through the maturity date of the 2014 Term Loan Facility, using the effective interest method. The unamortized amount of the repayment fee was $6.2 million and $7.2 million at March 31, 2018 and December 31, 2017, respectively, based on the 9.0 percent repayment fee in effect as of those dates.
Term Loan Discounted Payoff
The Seventh Amendment provides that the payment by the borrower of an amount equal to $100.0 million plus the expenses of the administrative agent in an amount not to exceed $1.1 million shall constitute payment in full and satisfaction and discharge of all obligations of the borrower and the other loan parties under the 2014 Term Credit Agreement, but solely if such payment is made in connection with the consummation of the merger. Accordingly, if the 2014 Term Loan Facility is paid off in connection with the closing of the merger, no amounts will be owed in respect of the makewhole amount and the repayment fee. Based on the above information, the settlement of the debt at the discounted amount is considered a troubled debt restructuring transaction. However, given the settlement of the debt at the discounted amount is contingent upon the consummation of the merger, we have not recorded an adjustment to our Condensed Consolidated Financial Statements.
Debt Covenants
On March 31, 2015 (the “First Amendment Closing Date”), March 1, 2016, July 26, 2016 and March 3, 2017, the Company amended the 2014 Term Credit Agreement pursuant to a First Amendment (the “First Amendment”), a Third Amendment, a Fourth Amendment and a Fifth Amendment (the “Fifth Amendment”). These amendments, among other things, suspended the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the period from December 31, 2014 through June 30, 2017 (the “Covenant Suspension Periods”) so that any failure by us to comply with the Maximum Total Leverage Ratio or Minimum Interest Coverage Ratio during the Covenant Suspension Periods shall not be deemed to result in a default or event of default.
In consideration of the initial suspension of the calculation of the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio under the First Amendment, we issued 10.1 million shares, which was equivalent to 19.9 percent of the then outstanding shares of common stock immediately prior to the First Amendment Closing Date, to KKR Lending Partners II L.P. and other entities indirectly advised by KKR Credit Advisers (US) LLC, which made them a related party. In connection with this transaction, we recorded debt covenant suspension charges of approximately $33.5 million, which represented the fair value of the 10.1 million outstanding shares of common stock issued, multiplied by the closing stock price on the First Amendment Closing Date. In addition, the Company recorded debt extinguishment charges of approximately $0.8 million related to the write-off of debt issuance costs associated with the Company’s 2014 Term Credit Agreement.
In consideration for the Fifth Amendment, we paid a $2.3 million amendment fee during the three months ended March 31, 2017. The amendment fee is recorded as a direct deduction from the carrying amount of the 2014 Term Loan Facility and is being amortized through the maturity date of the 2014 Term Loan Facility using the effective interest method.
The Sixth Amendment suspended compliance with the Maximum Total Leverage Ratio and the Minimum Interest Coverage Ratio covenants through December 31, 2017. In addition, under the Sixth Amendment, the Maximum Total Leverage Ratio was 5.50 to 1.00 as of March 31, 2018 and will decrease to 4.50 to 1.00 as of June 30, 2018, 4.25 to 1.00 as of September 30, 2018 and 3.00 to 1.00 as of March 31, 2019, and thereafter. The Minimum Interest Coverage Ratio was 1.75 to 1.00 as of March 31, 2018, will increase to 2.00 to 1.00 as of June 30, 2018, decrease to 1.50 to 1.00 as of December 31, 2018 and increase to 2.75 to 1.00 as of March 31, 2019, and thereafter. The Sixth Amendment also provided that, for the four-quarter period ending March 31, 2018, Consolidated EBITDA was equal to the sum of Consolidated EBITDA for the quarterly periods ending December 31, 2017 and March 31, 2018 multiplied by two, and, for the four-quarter period ending June 30, 2018, Consolidated EBITDA shall be equal to the annualized sum of Consolidated EBITDA for the quarterly periods ending December 31, 2017, March 31, 2018 and June 30, 2018.
We are not in compliance with the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio for the quarterly period ended March 31, 2018 and do not expect to be in compliance with the Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio under the 2014 Term Credit Agreement for the next twelve months. In addition, we are currently not in compliance with certain other provisions under the 2014 Term Credit Agreement and the 2013 ABL Credit Facility, which expires on August 7, 2018. Absent the temporary forbearance provided under the Term Forbearance Agreement and the ABL Forbearance Agreement, the lenders would have the right to require immediate repayment of all of our debt obligations under the default provisions in the 2014 Term Credit Agreement and the 2013 ABL Credit Facility.

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
Unamortized debt issuance costs, primarily related to amendment fees associated with the 2014 Term Loan Facility, were $3.8 million and $4.5 million at March 31, 2018 and December 31, 2017, respectively. These costs are being amortized through the maturity date of the 2014 Term Loan Facility using the effective interest method.
2013 ABL Credit Facility
On August 7, 2013, we entered into a five-year asset based senior revolving credit facility maturing on August 7, 2018 with Bank of America, N.A. serving as sole administrative agent for the lenders thereunder, collateral agent, issuing bank and swingline lender (as amended, the “2013 ABL Credit Facility”).
The aggregate amount of commitments for the 2013 ABL Credit Facility is $100.0 million, which is comprised of $90.0 million for the U.S. facility (the “U.S. Facility”) and $10.0 million for the Canadian facility (the “Canadian Facility”). At March 31, 2018, the Company had approximately $23.0 million in outstanding borrowings under the 2013 ABL Credit Facility for working capital purposes.
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
We are also required, as part of our borrowing base calculation, to include a minimum of $25.0 million of the net proceeds of the sale of Bemis, LLC and the balance of the Professional Services segment as eligible pledged cash. We have included $40.0 million as eligible pledged cash in our March 31, 2018 borrowing base calculation, which is included in “Restricted cash” on our Condensed Consolidated Balance Sheets.
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
In the first quarter of 2018, we repaid $5.0 million of our outstanding borrowings under the 2013 ABL Credit Facility using available cash on hand.
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
Pursuant to the ABL Forbearance Agreement, the aggregate amount of commitments under the 2013 ABL Credit Facility has been reduced from $100.0 million to $90.0 million, which is comprised of $80.0 million for the U.S. Facility and $10.0 million for the Canadian Facility. In addition, during the ABL Forbearance Period, we may not request any additional loans or any new or increased letters of credit. The ABL Forbearance Agreement also provides that Cash Dominion will occur if our unused availability under the 2013 ABL Credit Facility is less than $10.0 million at any time. Under our March 31, 2018 borrowing base certificate, our unused availability under the 2013 ABL Credit Facility was $12.3 million, which is in accordance with the ABL Forbearance Agreement.
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
Our inability to deliver our 2017 audited financial statements without a going concern explanation constitutes an event of default under the 2014 Term Credit Agreement and the 2013 ABL Credit Facility. See Note 1 – Company Description and Financial Condition in Item 1 of Part I of this Form 10-Q for more information.
On March 27, 2018, we entered into a Term Forbearance Agreement with the Term Lenders and an ABL Forbearance Agreement with the ABL Lenders. If the merger with Primoris is not completed, or if these forbearance agreements were to expire or be terminated prior to the completion of the merger, the Term Lenders and ABL Lenders would be free to exercise any rights and remedies with respect to such defaults and events of defaults pursuant to the terms of the 2014 Term Credit Agreement and the 2013 ABL Credit Facility, respectively. See Note 1 – Company Description and Financial Condition in Item 1 of Part I of this Form 10-Q for more information.
Cash Balances and Working Capital
As of March 31, 2018, we had cash and cash equivalents of $21.4 million. Our cash and cash equivalent balances held in the United States and foreign countries were $17.9 million and $3.5 million, respectively. In 2011, we discontinued our strategy of reinvesting non-U.S. earnings in foreign operations. Accordingly, we may repatriate foreign cash for corporate purposes without incurring additional tax expense.
In 2017, we borrowed a net $28.1 million under the 2013 ABL Credit Facility and obtained an additional term loan of $15.0 million pursuant to the Sixth Amendment to support working capital needs and fund operating losses and revenue growth. However, our significant operating losses in 2017 have led to significant negative operating cash flow in recent months, which has put a considerable strain on our overall liquidity.
In the first quarter of 2018, we borrowed $10.0 million as an Initial First-Out Loan under the 2014 Term Credit Agreement and repaid $5.0 million of our outstanding revolver borrowings under the 2013 ABL Credit Facility. In addition, Primoris may provide us with Additional First-Out Loans up to an additional $10.0 million.
Our working capital position (defined as current assets minus current liabilities) for continuing operations decreased $8.6 million to a negative $91.7 million at March 31, 2018 from a negative $83.1 million at December 31, 2017. The decrease is primarily driven by a reduction in operating cash flow driven by recent operating losses.
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
Cash flows provided by (used in) continuing operations by type of activity were as follows for the three months ended March 31, 2018 and 2017 (in thousands):

	2018	2017	Increase (Decrease)
Operating activities	$(25,939)	$(3,685)	$(22,254)
Investing activities	9,963	1,551	8,412
Financing activities	4,517	(2,454)	6,971
Effect of exchange rate changes	(139)	86	(225)
Cash used in all continuing activities	$(11,598)	$(4,502)	$(7,096)

Operating Activities
Cash flow from operating activities is primarily influenced by demand for our services, operating margins and the type of services we provide, but can also be influenced by working capital needs such as the timing of collection of receivables and the settlement of payables and other obligations. Working capital needs are generally higher during the summer and fall months when the majority of our capital-intensive projects are executed. Conversely, working capital assets are typically converted to cash during the late fall and winter months.
Operating activities from continuing operations used net cash of $25.9 million during the three months ended March 31, 2018 compared to $3.7 million used during the same period in 2017. The $22.2 million decrease in operating cash flow is primarily a result of the following:

•	An increase in cash flow used in contracts in progress of $13.7 million primarily related to increased business activity between periods;

•	A decrease in cash flow provided by accounts payable of $6.4 million primarily related to an increase of vendor payments between periods;

•	An increase in cash flow used in continuing operations, adjusted for any non-cash items, of $4.4 million primarily related to an increase in cash operating losses between periods; and

•	An increase in cash flow used in prepaids and other assets of $3.5 million primarily related to changes in business activity.
These items were partially offset by:

•	An increase in cash flow provided by accounts receivable of $7.0 million primarily related to lower accounts receivable balances that are mainly attributed to a higher volume of collections.
Investing Activities
Investing activities from continuing operations provided net cash of $10.0 million during the three months ended March 31, 2018 as compared to $1.6 million provided during the same period in 2017. The $8.4 million increase in investing cash flow is primarily related to a $6.8 million increase in proceeds from the sale of property, plant and equipment and a $1.6 million increase in proceeds from the sale of subsidiaries. These increases were mainly generated through the sale of our tank services business and mainline pipeline construction business in the first quarter of 2018.
Financing Activities
Financing activities from continuing operations provided net cash of $4.5 million during the three months ended March 31, 2018 as compared to $2.5 million used during the same period of 2017. The $7.0 million increase in financing cash flow is primarily related to $10.0 million in proceeds from the Initial First-Out Loan during the first quarter of 2018 and a $1.8 million decrease in debt issuance costs between periods. These items were partially offset with an increase of $5.0 million of payments against our revolving credit facility in the first quarter of 2018.
Discontinued Operations
Discontinued operations used net cash of $0.4 million during the three months ended March 31, 2018 as compared to $0.2 million used during the three months ended March 31, 2017. The $0.2 million decrease in discontinued operations cash flow is primarily due to changes in business activity between periods associated with previously disposed businesses.
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
Capital Requirements
We continue to work towards effective liquidity management to meet the material, equipment and personnel needs to support our project and MSA commitments. In 2017, we borrowed $28.1 million under the 2013 ABL Credit Facility for working capital purposes and obtained an additional term loan of $15.0 million pursuant to the Sixth Amendment. In the first quarter of 2018, we borrowed an additional $10.0 million as an Initial First-Out Loan under the 2014 Term Credit Agreement and repaid $5.0 million of our outstanding revolver borrowings under the 2013 ABL Credit Facility. Pursuant to the ABL Forbearance Agreement, we may not request any additional loans or any new or increased letters of credit under the 2013 ABL Credit Facility. In addition, Primoris may provide us with Additional First-Out Loans up to an additional $10.0 million.
Contractual Obligations
Other commercial commitments, as detailed in our Annual Report on Form 10-K for the year ended December 31, 2017, did not materially change except for payments made in the normal course of business.
NEW ACCOUNTING STANDARDS
See Note 3 – New Accounting Standards in the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for a summary of any recently issued accounting standards.

FORWARD-LOOKING STATEMENTS
This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as our ability to continue as a going concern, our ability to complete our planned merger with Primoris, future capital expenditures (including the amount and nature thereof), oil, gas, gas liquids and power prices, demand for our services, the amount and nature of future investments by governments, expansion and other development trends of the oil and gas and power industries, business strategy, expansion and growth of our business and operations, the outcome of legal proceedings and other such matters are forward-looking statements. These forward-looking statements are based on assumptions and analyses we made in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties. As a result, actual results could differ materially from our expectations. Factors that could cause actual results to differ from those contemplated by our forward-looking statements include, but are not limited to, the following:

•	our stockholders fail to approve the proposed merger transaction with Primoris;

•
we or the other parties to the Merger Agreement are unable to satisfy the conditions to the completion of the merger, or are unable to obtain any regulatory approvals required for the merger on the terms expected, on the anticipated schedule, or at all;

•	we are unable to close the merger or the merger is delayed, either as a result of litigation related to the transaction or otherwise;

•	the parties are unable to achieve the anticipated benefits of the merger transaction;

•	completing the merger may distract our management from other important matters;

•	inability to comply with the terms of the ABL Forbearance Agreement or Term Forbearance Agreement;

•	inability to comply with the covenants in or to obtain waivers under our credit facilities;

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

•
the impact of any litigation associated with our restatement of first and second quarter 2014 financial results on our financial position and results of operations, including our defense costs and the costs and other effects of settlements or judgments;

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
We attempt to negotiate contracts which provide for payment in U.S. dollars, but we may be required to take all or a portion of payment under a contract in another currency. To mitigate non-U.S. currency exchange risk, we seek to match anticipated non-U.S. currency revenue with expense in the same currency whenever possible. To the extent we are unable to match non-U.S. currency revenue with expense in the same currency, we may use forward contracts, options or other common hedging techniques in the same non-U.S. currencies. We had no forward contracts or options at March 31, 2018 and 2017.
Other
The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities shown in the Condensed Consolidated Balance Sheets approximate fair value at March 31, 2018 due to the generally short maturities of these items. At March 31, 2018, we invested primarily in short-term dollar denominated bank deposits. We have the ability and expect to hold our investments to maturity.

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
As of March 31, 2018, we have carried out an evaluation under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective in providing the reasonable assurance described above.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period ended March 31, 2018, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see the discussion under the caption “Contingencies” in Note 13 – Contingencies, Commitments and Other Circumstances, of our “Notes to Condensed Consolidated Financial Statements” in Item 1 of Part I of this Form 10-Q, which information from Note 13 is incorporated by reference herein.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors involving us from those previously disclosed in Item 1A of Part I included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases of our common stock by us during the quarter ended March 31, 2018:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2018 – January 31, 2018	5,919	$1.27	—	—
February 1, 2018 – February 28, 2018	—	—	—	—
March 1, 2018 – March 31, 2018	22,980	0.84	—	—
Total	28,899	$0.93	—	—

(1)
Represents shares of common stock acquired from certain of our officers and key employees under the share withholding provisions of our 2010 Stock and Incentive Compensation Plan and our 2017 Stock and Incentive Compensation Plan for the payment of taxes associated with the vesting of shares of restricted stock and restricted stock units granted under such plan.

(2)
The price paid per common share represents the closing sales price of a share of our common stock, as reported in the NYSE composite transactions or in the over-the-counter market, on the day that the stock was acquired by us.

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
2
Agreement and Plan of Merger dated as of March 27, 2018 among Primoris Services Corporation, Waco Acquisition Vehicle, Inc. and Willbros Group, Inc. (filed as Exhibit 2 to our current report on Form 8-K dated March 26, 2018, filed March 28, 2018).*

3	Amended and Restated Bylaws of Willbros Group, Inc., a Delaware corporation (filed as Exhibit 3.3 to our report on Form 10-K for the year ended December 31, 2017, filed March 30, 2018).
10.1	Limited Forbearance Agreement dated as of March 27, 2018 to ABL Credit Agreement (filed as Exhibit 10.1 to our current report on Form 8-K dated March 26, 2018, filed March 28, 2018).
10.2	Forbearance Agreement dated as of March 27, 2018 to Credit Agreement (filed as Exhibit 10.2 to our current report on Form 8-K dated March 26, 2018, filed March 28, 2018).
10.3	Seventh Amendment to Credit Agreement dated as of March 27, 2018 (filed as Exhibit 10 to our current report on Form 8-K dated March 27, 2018, filed March 29, 2018).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* Schedules and exhibits may have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules or exhibits upon request by the U.S. Securities and Exchange Commission; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedules or exhibits so furnished.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLBROS GROUP, INC.

Date: May 9, 2018	By:	/s/ Jeffrey B. Kappel
Jeffrey B. Kappel
Senior Vice President and Chief Financial Officer (Principal Financial Officer)